Form 10-Q
period 1995-03-31
MITEK SYSTEMS INC
filed 1995-05-15
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 1995 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number 0-15235
                       -------

                             Mitek Systems, Inc.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                                87-0418827
- ----------------------------------------  -------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

10070 Carroll Canyon Road, San Diego, California            92131
- -------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   ----------------------------

6225 Nancy Ridge Drive, San Diego, California  92121
- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes X  No
                      -    -

  There were 7,543,071 shares outstanding of the registrant's Common Stock as of April 25, 1995.

                         PART I:  FINANCIAL INFORMATION
                              MITEK SYSTEMS, INC.
                                 BALANCE SHEETS
                                  (Unaudited)


                                             March 31,    September 30,
                                                1995           1994
                                            ------------  --------------

ASSETS
- ------
CURRENT ASSETS:
Cash                                        $   177,606     $    99,976
Accounts receivable                           1,324,158       1,512,373
Note receivable                                 316,148               0
Subscription receivable                         179,200               0
Income taxes receivable                               0         238,950
Inventories                                     176,169         127,117
Prepaid expenses                                 69,679          72,534
                                            -----------     -----------
Total current assets                          2,242,960       2,050,950
                                            -----------     -----------

PROPERTY AND EQUIPMENT-at cost:               1,107,816       2,634,279
Less accumulated depreciation
 and amortization                               966,400       2,425,595
                                            -----------     -----------
Property and equipment-net                      141,416         208,684
                                            -----------     -----------

OTHER ASSETS                                    680,951         813,982
                                            -----------     -----------

TOTAL                                       $ 3,065,327     $ 3,073,616
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Note payable - bank                         $   300,000     $   226,875
Current portion of long-term liabilities        291,879         335,662
Accounts payable                                655,667         570,407
Accrued payroll and related taxes               179,331         202,914
Other accrued liabilities                       283,584         562,092
                                            -----------     -----------
Total current liabilities                     1,710,461       1,897,950
                                            -----------     -----------

LONG-TERM LIABILITIES                           167,118         366,832
                                            -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value;
 20,000,000 shares authorized;
 7,423,071 and 6,913,013 issued and
 outstanding, respectively                        7,423           6,913
Additional paid-in capital                    3,179,265       2,820,619
Accumulated deficit                          (1,998,940)     (2,018,698)
                                            -----------     -----------
Total stockholders' equity                    1,187,748         808,834
                                            -----------     -----------

TOTAL                                       $ 3,065,327     $ 3,073,616
                                            ===========     ===========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                     March 31,                 March 31,
                                 1995         1994         1995         1994
                              -----------  -----------  -----------  -----------

NET SALES                     $1,435,852    $3,010,418  $3,328,273    $6,096,178

COST OF GOODS SOLD               689,902     1,930,792   1,720,935     4,048,419
                              ----------    ----------  ----------    ----------

GROSS MARGIN                     745,950     1,079,626   1,607,338     2,047,759
                              ----------    ----------  ----------    ----------

COSTS AND EXPENSES:
Selling and marketing            398,270       315,314     704,539       652,605
General and administrative       237,952       290,235     468,546       598,032
Research and development         286,997       319,024     575,863       532,412
Interest                          20,652        35,288      39,280        73,079
                              ----------    ----------  ----------    ----------

Total costs and expenses         943,871       959,861   1,788,228     1,856,128
                              ----------    ----------  ----------    ----------

OPERATING INCOME (LOSS)         (197,921)      119,765    (180,890)      191,631

OTHER INCOME (Note D)            204,853                   204,853
                              ----------    ----------  ----------    ----------
INCOME BEFORE INCOME
 TAXES                             6,932       119,765      23,963       191,631
PROVISION FOR INCOME
 TAXES                               800        23,000       4,206        33,800
                              ----------    ----------  ----------    ----------
NET INCOME                    $    6,132    $   96,765  $   19,757    $  157,831
                              ==========    ==========  ==========    ==========

EARNINGS
 PER SHARE:
Common and Common
 equivalent shares                  $.00          $.01        $.00          $.02
                              ==========    ==========  ==========    ==========

WEIGHTED AVERAGE
COMMON AND COMMON
 EQUIVALENT SHARES             7,029,079     7,041,916   7,019,981     7,027,949
                              ==========    ==========  ==========    ==========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            Six Months Ended
                                                                March 31,
                                                           1995          1994
                                                       ------------  ------------
OPERATING ACTIVITIES:

 Cash received from customers                          $ 3,494,295   $ 5,915,980
 Cash paid to suppliers and employees                   (3,744,447)   (5,230,289)
 Interest paid                                             (42,487)      (76,508)
 Income taxes refunded (paid)                              238,150       (33,800)
                                                       -----------   -----------

Net cash provided by (used in) operating activities        (54,489)      575,383
                                                       -----------   -----------

INVESTING ACTIVITIES:
 Purchases of property and equipment                       (10,118)      (55,293)
 Proceeds from sale of property & equipment                  6,045
 Proceeds from sale of TEMPEST                              50,000
                                                       -----------   -----------
Net cash provided by (used in) investing activities         45,927       (55,293)
                                                       -----------   -----------

FINANCING ACTIVITIES:
 Borrowings under line of credit                           390,000
 Repayment of debt                                        (483,764)     (631,917)
 Proceeds from exercise of stock options                    26,060         6,195
 Net proceeds from sales of stock                          153,896
                                                       -----------   -----------

Net cash provided by (used in)
 financing activities                                       86,192      (625,722)
                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                             77,630      (105,632)
CASH AT BEGINNING OF PERIOD                                 99,976       236,353
                                                       -----------   -----------
CASH AT END OF PERIOD                                  $   177,606   $   130,721
                                                       ===========   ===========

RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net income                                            $    19,757   $   157,831

Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
 Depreciation and amortization                             212,387       472,501
 Gain on sale of TEMPEST                                  (204,853)
 Gain on sale of property & equipment                       (6,045)
 Changes in assets and liabilities:
   Deferred rent                                           (76,608)        5,825
   Income tax receivable                                   238,950
   Accounts receivable                                     172,067      (180,198)
   Inventories, prepaid expenses and other assets         (180,193)      167,663
   Accounts payable and accrued expenses                  (229,951)      (48,239)
                                                       -----------   -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                  $   (54,489)  $   575,383
                                                       ===========   ===========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS



A. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

   Results for the three and six months ended March 31, 1995 and 1994 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.


B. Inventories



   Inventories are summarized as follows:
                                             March 31, 1995  September 30, 1994
                                             --------------  ------------------
       Raw materials                               $ 45,376            $ 69,567
       Work in process                               97,307                   0
       Finished goods                                33,486              57,550
                                                   --------            --------
       Total                                       $176,169            $127,117
                                                   ========            ========

   Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C. Earnings Per Share

   Earnings per share amounts are computed based on the weighted average shares outstanding during the periods which include any dilutive stock options.

D. Sale of TEMPEST business

   Other income, consisting of the gain on the sale of the TEMPEST business, is made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

E. Sale of Common Stock

   The Company undertook a private placement stock offering during the quarter. At March 31, 1995 an additional 470,333 shares of common stock were issued, with an aggregate value of $357,625, before subtracting associated offering costs of $24,529.

In conjunction with the aforementioned stock offering the Company issued an additional 120,000 shares of common stock, with an aggregate value of $90,000, on April 25, 1995.

                              MITEK SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Continued


F. Commitments

   Effective in May 1 1995, the Company's lease for its San Diego facility was terminated and its remaining obligations/commitments under such lease were effectively assigned to another company.

   A new non-cancelable San Diego facility lease was entered into in April 1995. Future annual minimum rental payments under this non-cancelable operating lease are as follows:


  Year ending Sept 30:

       1995 (5 months)                $ 30,884
       1996                             86,167
       1997                             97,965
       1998                             58,457
                                      --------
       Total                          $273,473
                                      ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


   SALES   Sales for the second quarter of fiscal 1995 ended March 31, 1995,
   -----
decreased $1,575,000 compared with the same period of fiscal 1994. Sales for the six months ended March 31, 1995 decreased $2,768,000 or 45% compared with the first six months of fiscal 1994. The sales decrease is primarily due to the continuing decline in the TEMPEST market. The backlog of new orders decreased to $1,979,000 compared to $4,135,000 at March 31, 1994.

   COST OF GOODS SOLD   Cost of goods sold as a percentage of sales for the
   ------------------
three and six months ended March 31, 1995 were 48% and 51.7%, respectively. In the prior year, cost of goods sold as a percentage of sales for the three and six months ended March 31, 1994 were 64.1% and 66.4%, respectively. The decrease is due to product mix since ADR products yield a higher gross margin level than TEMPEST products.

   OPERATING EXPENSES (Excluding Interest)   Operating expenses decreased
   ---------------------------------------
$34,000 or 19.1% for six months ended March 31, 1995, with a minimal decrease for the three month comparison for the same periods for the previous year. The decrease is a result of company-wide cost reduction efforts.

   INTEREST   Interest expense decreased $15,000, or 40% and $34,000 or 46.6%
   --------
for the three and six months ended March 31, 1995, compared with the same periods a year earlier. The decrease is due to reduced borrowings and expiration of notes payable.

   INCOME TAXES   The charge for income taxes is approximately 19% of income
   ------------
before taxes.

   OTHER INCOME   Other income, consisting of the gain on the sale of the
   ------------
TEMPEST business, is made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

   NET INCOME   As a result of the aforementioned cost reductions and sale of
   ----------
TEMPEST business segment, the Company netted income of $6,000 and $20,000 for the three and six months ended March 31, 1995, respectively, compared with the net income of $97,000 and $158,000 for the same periods a year earlier.


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1995, stockholders' equity was $1,188,000, an increase of $380,000 from September 30, 1994. The Company's working capital and current ratio was $532,000 and 1.31 to 1 at March 31, 1995 compared to $153,000 and 1.08 to 1 at September 30, 1994, respectively.

At March 31, 1995, the total liabilities to equity ratio was 1.58 to 1 compared to 2.8 to 1 at September 30, 1994. As of March 31, 1995, the Company's total liabilities were $387,000 less than September 30, 1994.

Components of working capital with significant changes during the six months ended March 31, 1995 were: Accounts Receivable, Inventory, and Other Accrued Liabilities. Compared to September 30, 1994, the components changed as follows:

   Accounts Receivable - Decreased $188,000 due to the decrease in sales.

   Note Receivable - Increased $316,000 in conjunction with the sale of the TEMPEST business.

   Subscription Receivable - Increased $179,200 in conjunction with the outstanding commitments received under a private placement common stock offering. The proceeds were received in April 1995.

   Inventory - Increase $49,000 due to the procurement of materials to support the introduction of the new products.

   Other Accrued Liabilities - Decreased $279,000 primarily because to the
   decrease in   deferred rents , and idle facilities and warranty reserves in
   conjunction with the sale of   TEMPEST business.

As of March 31, 1995, the Company had a line of credit of $500,000, of which $300,000 was in use, to support its working capital requirements. On April 27, 1995, the Company's lender informed the Company that it desired the Company to seek a new financing institution. The lender agreed to continue to provide month-to-month financing on an interim basis, based upon the Company's financial results and progress in seeking a refinance of the debt.

Management believes that the available line-of credit, funds generated by operations, existing cash, collection of outstanding note receivable, and other methods of financing available to the Company are adequate to meet the Company's near-term capital requirements.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a.  The exhibits are on Form 8-K:  None

     b.  Reports on Form 8-K:  Sale of TEMPEST Business

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MITEK SYSTEMS, INC.
                             (Registrant)



Date:  May 5, 1995           /s/ John Kessler
                             ------------------------------------------
                             John Kessler, President and
                             Chief Executive Officer



Date:  May 5, 1995           /s/ Gerald I. Farmer
                             ------------------------------------------
                             Gerald I. Farmer, Executive Vice President
                             and Assistant Treasurer