Form 10-Q
period 1995-06-30
MITEK SYSTEMS INC
filed 1995-08-18
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended June 30, 1995 or
                                   -------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                              Mitek Systems, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                87-0418827
----------------------------------------  --------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

10070 Carroll Canyon Road, San Diego, California                  92131
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   -----------------------------

6225 Nancy Ridge Drive, San Diego, California  92121
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                 Yes X  No _
                     -

    There were 7,727,959 shares outstanding of the registrant's Common Stock as of August 10, 1995.

                         PART I:  FINANCIAL INFORMATION
                              MITEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                              June 30,    September 30,
                                                1995           1994
                                            -----------   -------------

ASSETS
------
CURRENT ASSETS:
Cash                                        $   103,800     $    99,976
Accounts receivable                           1,179,326       1,512,373
Note receivable                                 252,906               0
Income taxes receivable                               0         238,950
Inventories                                     205,748         127,117
Prepaid expenses                                 73,789          72,534
                                            -----------     -----------
Total current assets                          1,815,569       2,050,950
                                            -----------     -----------

PROPERTY AND EQUIPMENT-at cost:               1,152,458       2,634,279
Less accumulated depreciation
 and amortization                             1,001,627       2,425,595
                                            -----------     -----------
Property and equipment-net                      150,831         208,684
                                            -----------     -----------

OTHER ASSETS                                    737,722         813,982
                                            -----------     -----------

TOTAL                                       $ 2,704,122     $ 3,073,616
                                            ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Note payable - bank                         $    97,000     $   226,875
Current portion of long-term liabilities        280,865         335,662
Accounts payable                                610,966         570,407
Accrued payroll and related taxes               116,966         202,914
Other accrued liabilities                       148,911         562,092
                                            -----------     -----------
Total current liabilities                     1,254,708       1,897,950
                                            -----------     -----------

LONG-TERM LIABILITIES                           118,062         366,832
                                            -----------     -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value;
 20,000,000 shares authorized;
 7,724,182 and 6,913,013 issued and
 outstanding, respectively                        7,724           6,913
Additional paid-in capital                    3,419,569       2,820,619
Accumulated deficit                          (2,095,941)     (2,018,698)
                                            -----------     -----------
Total stockholders' equity                    1,331,352         808,834
                                            -----------     -----------

TOTAL CONSOLIDATED                          $ 2,704,122     $ 3,073,616
                                            ===========     ===========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                     June 30,                 June 30,
                                 1995         1994        1995         1994
                                 ----         ----        ----         ----

NET SALES                     $1,562,881   $2,198,885  $4,891,153   $8,295,062

COST OF GOODS SOLD               700,111    1,364,974   2,421,045    5,413,394
                              ----------   ----------  ----------   ----------

GROSS MARGIN                     862,770      833,911   2,470,108    2,881,668
                              ----------   ----------  ----------   ----------

COSTS AND EXPENSES:
Selling and marketing            346,970      383,559   1,051,508    1,036,164
General and administrative       372,958      154,696     841,505      752,728
Research and development         230,485      251,848     806,348      784,259
Interest                           9,357       29,858      48,637      102,937
                              ----------   ----------  ----------   ----------

Total costs and expenses         959,770      819,961   2,747,998    2,676,088
                              ----------   ----------  ----------   ----------

OPERATING INCOME (LOSS)          (97,000)      13,950    (277,890)     205,580

OTHER INCOME (Note D)                  0            0     204,853            0
                              ----------   ----------  ----------   ----------

INCOME (LOSS) BEFORE
 INCOME TAXES                    (97,000)      13,950     (73,037)     205,580
PROVISION FOR INCOME
 TAXES                                 0            0       4,206       33,800
                              ----------   ----------  ----------   ----------
NET INCOME (LOSS)             $  (97,000)  $   13,950  $  (77,243)  $  171,780
                              ==========   ==========  ==========   ==========

EARNINGS  (LOSS)
 PER SHARE:
Common and Common
 equivalent shares            $     (.01)  $      .00  $     (.01)  $      .02
                              ==========   ==========  ==========   ==========

WEIGHTED AVERAGE
COMMON AND COMMON
 EQUIVALENT SHARES             7,561,814    6,875,087   7,136,995    6,875,087
                              ==========   ==========  ==========   ==========

See notes to consolidated financial statements.

                              MITEK SYSTEMS, INC.
                              ===================
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                           Nine Months Ended
                                                                June 30,
                                                           1995          1994
                                                           ----          ----
OPERATING ACTIVITIES:

 Cash received from customers                          $ 5,228,855   $ 8,368,542
 Cash paid to suppliers and employees                   (5,641,167)   (7,310,126)
 Interest paid                                             (49,804)     (107,411)
 Income taxes refunded (paid)                              238,150       (33,800)
                                                       -----------   -----------

Net cash provided by (used in) operating activities       (223,966)      917,205
                                                       -----------   -----------

INVESTING ACTIVITIES:
 Net purchases of property and equipment                   (35,082)      (58,401)
 Proceeds from sale of property & equipment                  6,045
 Proceeds from sale of TEMPEST                             112,094
                                                       -----------   -----------
Net cash provided by (used in) investing activities         83,057       (58,401)
                                                       -----------   -----------

FINANCING ACTIVITIES:
 Borrowings under line of credit                           390,000
 Repayment of debt                                        (766,388)     (945,398)
 Proceeds from exercise of stock options                    45,422         6,195
 Net proceeds from sales of stock                          475,699
                                                       -----------   -----------

Net cash provided by (used in)
 financing activities                                      144,733      (939,203)
                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                              3,824       (80,399)
CASH AT BEGINNING OF PERIOD                                 99,976       236,353
                                                       -----------   -----------
CASH AT END OF PERIOD                                  $   103,800   $   155,954
                                                       ===========   ===========

RECONCILIATION OF NET INCOME
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:
 Net income (loss)                                     $   (77,243)  $   171,780

 Adjustments to reconcile net income to
 net cash provided by (used in) operating
 activities:
 Depreciation and amortization                             318,050       598,949
 Gain on sale of TEMPEST                                  (204,853)
 Gain on sale of property & equipment                       (6,045)
 Changes in assets and liabilities:
   Deferred rent                                           (76,337)       40,345
   Income tax receivable                                   238,950
   Accounts receivable                                     343,747        73,480
   Inventories, prepaid expenses and other assets         (225,420)      257,870
   Accounts payable and accrued expenses                  (534,815)     (225,219)
                                                       -----------   -----------

NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                                  $  (223,966)  $   917,205
                                                       ===========   ===========

See notes to consolidated financial statements.

                              MITEK SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



A.   Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

     Results for the three and nine months ended June 30, 1995 and 1994 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

     The financial statements include the accounts of Mitek Systems, Inc. and its wholly-owned subsidiary, Mitek Systems Canada, incorporated on June 21, 1995. All intercompany transactions and balances are eliminated in consolidation.

B.   Inventories

     Inventories are summarized as follows:

                                          June 30, 1995     September 30, 1994
                                          -------------     ------------------

       Raw materials                     $      123,377     $       69,567
       Work in process                            9,459                  0
       Finished goods                            72,912             57,550
                                         --------------     --------------
       Total                             $      205,748     $      127,117
                                         ==============     ==============

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Earnings (Loss) Per Share

     Earnings (loss) per share amounts are computed based on the weighted average shares outstanding during the periods which include any dilutive stock options.

D.   Acquisition

     On June 21, 1995, the company purchased substantially all of the assets and assumed the liabilities of TRACS INTERNATIONAL, INC., a Calgary, Canada based developer of local area network facsimile servers. The purchase price included 75,000 unregistered shares of the Company's common stock and a 5% royalty of facsimile related sales for a maximum period of three years or a maximum amount of $300,000. Additional issuances of the Company's common shares may occur, contingent upon the exceeding of certain revenue targets during a six month period following release from beta testing of a new product. This six month period following is expected to begin October 1, 1995. The purchase resulted in $136,250 of goodwill, to be amortized over 60 months. Sales and operational results for the period ending June 30, 1995, were immaterial to the Company's results.

E.   Sale of TEMPEST business

     Other income, consisting of the gain on the sale of the TEMPEST business, is made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

                              MITEK SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Continued


F.   Sale of Common Stock

     The Company undertook a private placement stock offering during the second quarter of 1995. At March 31, 1995 an additional 470,333 shares of common stock were issued, with an aggregate value of $357,625, before subtracting associated offering costs of $24,529.

In conjunction with the aforementioned stock offering the Company issued an additional 196,667 shares of common stock, with an aggregate value of $147,500 during the quarter ending June 30, 1995.

G.   Subsequent Event

     In August 1995, the Company obtained a $40,000 working capital loan from its majority shareholder.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


This information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended September 30, 1994 contained in the Company's 1994 Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K for the year ended September 30, 1994

     SALES  Sales for the third quarter of fiscal 1995 ended June 30, 1995,
     -----
decreased $636,000 compared with the same period of fiscal 1994. Sales for the nine months ended June 30, 1995 decreased $3,404,000 or 41% compared with the
first nine months of fiscal 1994.   The sales decrease is  the result of the
sale of the TEMPEST business segment in March 1995. The sales for the quarter ended June 30, 1995, consisted only of Automated Document Recognition (ADR) products and services whereas the sales for the same period at fiscal 1994 included TEMPEST and ADR products and services.

     The ADR products sales for the quarter ended June 30, 1995, compared to the same period of fiscal 1994 increased $394,000 or 27%. Sales of ADR products for the nine months ended June 30, 1995, increased $19,000 or 1% compared with the same period of fiscal 1994.

     The backlog of ADR products and services at June 30, 1995, decreased to $1,568,000 compared to $2,850,000 at June 30, 1994.

     COST OF GOODS SOLD  Cost of goods sold as a percentage of sales for the
     ------------------
three and nine months ended June 30, 1995, were 45% and 49.5%, respectively. In the prior year, cost of goods sold as a percentage of sales for the three and
nine months ended June 30, 1994, were 62% and 65%, respectively.   The decrease
is due to the absence of TEMPEST product sales in the third quarter of 1995, and because ADR products and services yield a higher gross margin .

     OPERATING EXPENSES (Excluding Interest)  For the period ending June 30,
     ---------------------------------------
1995, operating expenses increased $160,000 and $126,000 for the three and nine months respectively, over the same fiscal period of 1994. The increase for the three month period was the result of facility moving expenses totaling $80,000, while the prior period included a bad debt recovery of $90,000.

     INTEREST  Interest expense decreased $21,000, or 31% and $54,000 or 47%
     --------
for the three and nine months ended June 30, 1995, compared with the same periods a year earlier. The decrease is due to reduced borrowings and repayment of notes payable.

     OTHER INCOME  Other income, consisting of the gain on the sale of the
     ------------
TEMPEST business, is made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

     NET INCOME (LOSS)  As the result of the aforementioned reduction in sales
     -----------------
offset by the sale of the TEMPEST product line, the company experienced a loss for both the three and nine months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, stockholders' equity was $1,331,000, an increase of $523,000 from September 30, 1994. The Company's working capital and current ratio was $561,000 and 1.45 to 1 at June 30, 1995 compared to $153,000 and 1.08 to 1 at September 30, 1994, respectively.

At June 30, 1995, the total liabilities to equity ratio was 1.03 to 1 compared to 2.8 to 1 at September 30, 1994. As of June 30, 1995, the Company's total liabilities were $892,000 less than September 30, 1994.

Components of working capital with significant changes during the six months ended June 30, 1995 were: Accounts Receivable, Inventory, and Other Accrued Liabilities. Compared to September 30, 1994, the components changed as follows:

     Accounts Receivable - Decreased $333,000 due to the decrease in sales and prompt collections.

     Note Receivable - Increased $253,000 in conjunction with the sale of the TEMPEST business and reduced by subsequent payments.

     Note Payable Bank - Decreased $130,000 due to payments made on the line of credit.

     Inventory - Increased $79,000 due to the procurement of materials to support the introduction of new products and fulfillment of backlog.

     Other Accrued Liabilities - Decreased $413,000 primarily because of the decrease in unearned revenue and the write downs of deferred rents and other reserves related to the sale of the TEMPEST business.

As of June 30, 1995, the Company had borrowings outstanding under a bank line of credit, of which $97,000 was in use to support its working capital requirements. On April 27, 1995, the bank informed the Company that it desired the Company seek a new financing institution. The lender agreed to continue to provide month-to-month financing on an interim basis, currently outstanding with such bank, based upon the Company's financial results and progress in seeking a refinance of the all debt currently outstanding with such bank. In August 1995, the Company obtained a $40,000 working capital loan from its majority shareholder..

Management believes that the available line-of credit, funds generated by operations, existing cash, collection of outstanding note receivable, and other methods of financing available to the Company are adequate to meet the Company's near-term capital requirements.

                          PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     a.  Exhibits:  None

     b.  Reports on Form 8-K:  None

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MITEK SYSTEMS, INC.
                                  (Registrant)



Date:  August 14, 1995            _________________________________________
                                  John Kessler, President and
                                  Chief Executive Officer



Date:  August 14, 1995            _________________________________________
                                  Gerald I. Farmer, Executive Vice President and Assistant Treasurer