Form 10-K
period 1995-09-30
MITEK SYSTEMS INC
filed 1995-12-29
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[x]              Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 1995.
                                      or
[_]              Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                        Commission file number 0-15235
                              Mitek Systems, Inc.
            (Exact name of registrant as specified in its charter)

                Delaware                                         87-0418827
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

            10070 Carroll Canyon Road, San Diego, California 92131
              (Address of principal executive offices)(Zip Code)

              Registrant's telephone number, including area code:
                                (619) 635-5900

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No      .
                                               -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The aggregate market value of voting stock held by non-affiliates of the registrant was $6,192,000 as of November 30, 1995 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

     There were 7,727,959 shares outstanding of the registrant's Common Stock as of November 30, 1995.

     Documents incorporated by reference in this report:

     Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 1995. Part III incorporates certain information by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders.

PART I

ITEM 1.   BUSINESS

GENERAL
          Mitek Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1986. The Company is primarily engaged in the development, manufacture and sale of software products with particular focus on functional business and office automation, and, until March, 1995, modified computer systems for electronic security. The Company's intentions are global in scope, and it aspires to be the preeminent supplier in its targeted markets.

          In 1993, the Company began pursuing a strategy which focused on the launch of a new product line with better commercial prospects, while maintaining its relative position in the rapidly declining TEMPEST market. In March, 1995,
                                                                --------------
the Company completed the transition out of the TEMPEST market by selling the
-----------------------------------------------------------------------------
assets of this business segment to Ravenn Data Systems, Inc.
------------------------------------------------------------

PRODUCTS AND RELATED MARKETS

AUTOMATED INTELLIGENT CHARACTER RECOGNITION

          The Company's realigned business strategy began with the acquisition of the Data Entry Products Division ("DEP") of HNC, Inc. ("HNC") in November 1992. DEP had developed and was selling hand printed character recognition and page segmentation technologies used in remittance processing, business forms, data entry processing and enhanced gray-scale optical character recognition. This product line has been renamed as Mitek's Automated Document Recognition
(ADR) product line.

          The ADR software products are based on advanced neural network computing technology. Neural networks are powerful tools for pattern recognition applications. They consist of sets of coupled mathematical equations with adaptive parameters that are self-adjusting to "learn" patterns of objects that are presented as images in repetitive "training" sessions. Specially trained neural networks demonstrate superior recognition even in the face of ambiguity. This technology has made automated recognition of human hand printed documents a cost-saving alternative to data capture by key entry. The ADR software, when presented electronic images, automatically converts machine and hand printed letters and numbers into machine readable ASCII code or Unicode. This eliminates or greatly reduces the need for manual data entry.
The Company's primary customers are OEMs and installers of processing systems whose clients are businesses that repetitively process large quantities of similar forms, such as checks or other financial documents.

          The Company's software products are currently in use processing sales orders, checks, tax forms, credit card drafts, ZIP codes, time sheets and insurance applications. These installed products are offered for virtually all major computer operating systems. The Company has expanded its targeted customer base by developing networks to recognize European and other geographic hand print.

          The Company also competes in the fax server marketplace with its proprietary software. In June, 1995 the Company completed the acquisition of TRACS International, Inc., a Calgary, Canada based developer of network facsimile server technology. The Company subsequently combined the Automated Document Recognition capabilities with the facsimile server technology to gain entry into this market.

          During fiscal 1995, the Automated Document Recognition products and contracts accounted for 76% of the Company's revenue. During fiscal 1994, the Automated Document Recognition products and contracts accounted for 45% of the Company's revenue.

TEMPEST

          TEMPEST is an element of security relating to the unauthorized disclosure of sensitive information through electromagnetic radiation from electronic devices. TEMPEST protection is intended to suppress spurious electronic signals emitted from information systems. It is a part of the overall security related to electronic information systems that includes personnel, encryption, communications, software and other hardware controls.

          The Company's TEMPEST-modified products, which meet the government's TEMPEST requirements, include desktop laser printers, facsimile machines, Macintosh and DOS computers and monitors. In addition, the Company has modified several related accessories which include disk drives, memory expansion boards, special application cards, cables, fonts and other devices required for a full product line.

          During 1992, the U.S. government's policy with respect to the deployment of TEMPEST counter measures changed. The result of this policy change is a reduction in the amount of TEMPEST equipment that is expected to be purchased. The Company expected that future purchases of TEMPEST equipment would be for more highly classified applications and programs in areas where there would be less physical security. This change had caused a substantial decrease in TEMPEST revenues. The Company anticipated a continued decrease in the demand for TEMPEST products.

          The Company's major customers included large Original Equipment Manufacturers, major defense contractors and the United States government.

          During fiscal 1995, TEMPEST-related products accounted for 24% of the Company's revenues. During fiscal 1994, TEMPEST-related products accounted for 54% of the Company's revenues.

RESEARCH AND DEVELOPMENT

          The Company's focus in research and development changed substantially in fiscal 1993, and continued throughout fiscal 1994 and 1995. The Company redirected its efforts toward software products and reduced its efforts in TEMPEST systems. This was accomplished through reductions in staff, the DEP acquisition and new hires. The Company also merged its personnel into a unified management structure and 42%, or 14 employees, are now involved in research and development. This compares to 35%, or 14 employees, in fiscal 1994.

          The Company's expenses for research and development for the years ending September 30, 1995, 1994 and 1993 were $1,004,000, $1,024,000 and
$1,192,000, respectively. The 1995, 1994 and 1993 figures do not include $640,000, $722,000 and $613,000, respectively, that was spent in research and development related to contracted development and charged to cost of sales.

PATENTS

          The Company's value-added modifications are not patented, nor can there be any assurance that if any such patents were issued significant protection to the Company would result. While the Company believes that its designs and technology are proprietary in nature, it is possible that competitors may seek to copy various features of its products. The Company believes that any patent or other protection is of less importance than such factors as the quality and servicing of the Company's products, the Company's relationship with its customers and the knowledge, skill and experience of the Company's management.

          The Company seeks registered trademark protection for its software-related products; however it does not consider its business to be dependent upon the protection or that its operations would be materially affected by the expiration or loss of them. In the Company's opinion, its design, experience and reputation are more responsible for its industry position than its trademarks.

          The Company enforces the practice of maintaining trade secrets for its key technologies. This practice affords the Company a significant advantage in the marketplace.

PRODUCTION

          The Company, until March 1995, produced TEMPEST-qualified computer and peripheral equipment by modifying standard production models. On receipt, the equipment was subjected to incoming functional inspection. The equipment was then disassembled, and certain parts of the equipment were modified by adding, deleting or substituting various components and sheet metal parts. All components and sheet metal parts added in the manufacturing process were subject to incoming Quality Assurance ("QA") inspection criteria in addition to manufacturing in-process inspection procedures. The equipment was then reassembled and again subjected to functional testing. Following functional testing, a certain number of randomly selected modified units were sent to the Company's TEMPEST Engineering Department for TEMPEST quality control testing, where procedures exceed the rigorous standards that the government requires. The equipment was then subjected to final QA inspection prior to shipment to the customer.

          The software products (ADR and facsimile servers) require little production effort.

MARKETING AND SALES

          The Company markets its products primarily in the United States, Australia, South America and Europe. The Sales and Marketing department consists of 24% of the Company's personnel. In addition to this group, many of the Company's technical and management personnel become involved in the sales process.

          The Company's direct sales are supplemented by the sales efforts of original equipment manufacturers (OEMs). Under these OEM arrangements, the manufacturer remains responsible for the ultimate sale of the modified, or combined, product. As a result, the Company is able to increase its market coverage through the manufacturer's selling efforts.

          The Company's customers include government agencies, manufacturers, systems integrators and contractors. They are generally large firms whose final products incorporate the Company's products.

          Direct sales to the U.S. government accounted for 16%, 11% and 12% of total sales in fiscal 1995, 1994 and 1993, respectively. There were two non-government customers to which sales in excess of 10% for fiscal 1995. They were BTI for 13% and Recognition International for 12%. The Company has enjoyed a successful relationship with both firms since the DEP acquisition three years ago. One non-government customer, Wang Laboratories, accounted for 21% of total sales in fiscal 1994. There were two non-government customers to which sales were in excess of 10% for fiscal 1993. Wang Laboratories accounted for 28% of sales and Secure Computer Systems accounted for 17% of sales in fiscal 1993. The Company has enjoyed a long relationship with both firms.

          International sales are made through resellers and integrators in selected countries. International sales for fiscal 1995, 1994 and 1993 accounted for 21%, 13% and 23%, respectively, of total sales.

MAINTENANCE AND SUPPORT

          The Company installs and maintains its products with its own personnel and contract maintenance services. In addition to customer support at the Company's San Diego, California and Calgary, Alberta, Canada offices, the Company performs field maintenance support at its customers' locations throughout the United States. Costs incurred by the Company to supply maintenance and support services are charged to cost of sales.

SUPPLIERS

          The Company, until March 1995, typically purchased readily available standard production models of computer and peripheral equipment for its own account and then modified the equipment to meet the TEMPEST specifications. Because the TEMPEST design was typically unique to a particular product model, the Company depended upon a single manufacturer for the supply of a product for a particular model. In other cases, OEMs provided their equipment to the Company on consignment and pay only for the value-added TEMPEST modification.

COMPETITION

          The ADR software products compete primarily on performance. The products are intended to replace data entry clerks. The company's customers desire speed and accuracy and the number of checks processed per second or forms processed per hour are important factors. The Company believes its product has the highest accuracy available. The Company believes it has the plans and resources to remain a leader in the automated intelligent character recognition field. The current competitors include Nestor, AEG and CGK (German companies), and GTESS.

          The TEMPEST products competed primarily on price. Large competitors had left the business and no longer competed. The current competitors tended to be smaller companies, including HETRA and Secure Technology.

GOVERNMENT REGULATIONS

          The Company, until March, 1995, operated under a number of Memoranda of Understanding with the government's Industrial TEMPEST Program (the "ITP") and adhered to that organization's procedures and regulations. TEMPEST products were designed, tested and manufactured in accordance with a classified U.S. government document designated NACSIM 5100A. To obtain or retain this classified document, a Company must be a member in good standing of the ITP, have a minimum of a "Secret" facility clearance, have the capability to safeguard classified material and have certain of its officers, directors and employees obtain a minimum of a "Secret" security clearance.

          A substantial number of the TEMPEST products sold by the Company were listed on the government's Endorsed Tempest Products List (ETPL), which is used by government agencies and contractors as a guide for obtaining TEMPEST-qualified equipment. To have its products continue to be listed on the ETPL, the Company must produce and test its equipment in a manner which insures that it meets the requirements of NACSIM 5100A. Failure to maintain certain of its products on the ETPL would have had a material adverse effect on the Company's business.

BACKLOG

          The Company's order backlog includes only purchase orders for which customer purchase order numbers have been issued and a definite delivery schedule has been established, generally twelve months for the ADR software products, and until March, 1995, within five months for TEMPEST products. The backlog at September 30, 1995, includes only ADR software products.

          The Company's backlog as of various dates is as follows:


                    September 30, 1995       $1,218,193

                    September 30, 1994       $1,818,074

                    September 30, 1993       $5,275,000

          The Company's backlog at any point in time is impacted by the timing of orders and new product introductions.

          Purchase orders and contracts received from customers by the Company contain clauses that allow cancellation at the convenience of the customer. In addition, purchase orders received from customers supplying product to the government are subject to cancellation if the customer's contract is terminated at the convenience of the government. Upon such cancellation, the Company is generally entitled to reimbursement for allowable costs incurred and to a proportionate share of profits or fees earned to the date of termination. To date, the Company has not experienced any material purchase order or contract termination's under these provisions. Since customers may cancel orders included in backlog, the backlog totals as of any particular date may not be indicative of the Company's actual revenues for any succeeding period.

EMPLOYEE AND LABOR RELATIONS

          As of September 30, 1995, the Company had approximately 33 full-time employees. The Company's employees are not subject to a collective bargaining agreement. The Company believes that it has satisfactory working relationships with its employees.

ITEM 2.   PROPERTIES

          The Company occupies approximately 12,600 square feet of leased space at 10070 Carroll Canyon Road, San Diego, California. The current monthly rental rate is $7,721 per month. These facilities are subject to a lease expiring on April 30, 1998, with an option to extend the term for an additional 3 years.

          During the quarter ended June 30, 1995, the Company vacated leased facilities consisting of two buildings in San Diego. Pursuant to such event, the Company recorded an expense of $80,000 related to the cost of vacating and the subsequent move to the current facility.

          The Company also leases approximately 2,000 square feet of space in Sterling, Virginia, used as a sales and service office, at a monthly rental of $1,970, pursuant to a lease expiring on October 31, 1998.

          The Company also leases approximately 1,545 square feet of space in Calgary, Alberta, Canada used as a sales, service, and development office at a monthly rental of $1,592 pursuant to a lease expiring on July 31, 1997, with an option to extend the term for an additional 3 years.

          The Company believes its facilities are adequate for planned operations.

          All of the Company's property and equipment is pledged as collateral under various loan arrangements.


ITEM 3.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to security holders during the fourth quarter ending September 30, 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT

          JOHN M. THORNTON, 62, is the Chairman of the Board of Directors. His background information is included in the Company's Proxy Statement and incorporated herein by reference.

          JOHN F. KESSLER, 46, is President and Chief Executive Officer of the Company and a Director. His background information is included in the Company's Proxy Statement and incorporated herein by reference.

          GERALD FARMER, Ph.D, 61, is Executive Vice President. His background information is included in the Company's Proxy Statement and incorporated herein by reference.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          Market for Registrant's common equity and related stockholder matters is incorporated by reference on Page 12 from the Company's Annual Report to Stockholders for the year ended September 30, 1995.


ITEM 6.   SELECTED FINANCIAL DATA

          Selected financial data for each of the years in the five-year period ended September 30, 1995 is incorporated by reference from Page 12 of the Company's Annual Report to Stockholders for the year ended September 30, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's discussion and analysis of financial condition and results of operations is incorporated by reference on pages 3 and 4 of the Company's Annual Report to Stockholders for the year ended September 30, 1995.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Financial statements and supplementary data and the Independent Auditors' Report is incorporated by reference from pages 5 through 11 of the Company's Annual Report to Stockholders for the year ended September 30, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information regarding directors of the Registrant is incorporated by reference from information contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS" and additional information is incorporated by reference under the heading "Security Ownership of Certain Beneficial Owners and Management." Information concerning officers of the Registrant is included in Part I hereof under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT."

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated by reference from the information contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "EXECUTIVE COMPENSATION."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Incorporated by reference from the information contained in the Proxy Statement for the 1996 Annual Meeting of Stockholders under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          NONE


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K.

       (a) (1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 1995:

                   Independent Auditors' Report

                   Balance Sheets - September 30, 1995 and 1994

                   Statements of Operations - For the Years Ended
                      September 30, 1995, 1994 and 1993

                   Statements of Changes in Stockholders' Equity - For the
                      Years Ended September 30, 1995, 1994 and 1993

                   Statements of Cash Flows - For the Years Ended
                      September 30, 1995, 1994 and 1993

                   Notes to Financial Statements - For the Years Ended
                      September 30, 1995, 1994 and 1993

                   With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 1995, is not to be deemed to be filed as part of this report.

       (a) (2) Exhibits (All items marked with an asterisk are incorporated by reference from the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987; if marked by two asterisks, items are incorporated by reference from the Registrant's report on Form 8-K, filed December 7, 1992.)

 3.1 Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended.*

 3.2               Bylaws of Mitek Systems, Inc. as Amended and Restated.*

10.1 License Agreement as of November 25, 1992 by and between HNC, Inc. and Mitek Systems, Inc.**

13.                Annual Report to Stockholders for the year ended September
                   30, 1995.

23.                Independent Auditors' Consent

          Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

       (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 1995:

                      NONE


                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  December 15, 1995                   MITEK SYSTEMS, INC.



                                            By: /s/
                                                  _____________________________
                                                          Barbara Hurlstone
                                                           Acting Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ JOHN M. THORNTON                                   December 15, 1995
------------------------------------------
    John M. Thornton,
    Chairman of the Board



/s/ JOHN F. KESSLER                                    December 15, 1995
------------------------------------------
    John F. Kessler, Director and
    President and Chief Executive Officer
    (Principal Executive Officer)



/s/ DANIEL E. STEIMLE                                  December 15, 1995
------------------------------------------
    Daniel E. Steimle, Director



/s/ GERALD FARMER                                      December 15, 1995
------------------------------------------
    Gerald Farmer, Director



/s/ SALLY B. THORNTON                                  December 15, 1995
------------------------------------------
    Sally B. Thornton, Director



/s/ JAMES B. DeBELLO                                   December 15, 1995
------------------------------------------
    James B. DeBello, Director



/s/ JOHN F. KESSLER                                    December 15, 1995
------------------------------------------
    John F. Kessler
    Secretary & Treasurer
    (Principal Financial Officer)

                          LETTER TO THE SHAREHOLDERS:

     At the beginning of the fiscal year, we set the following objectives for the enrichment of your Company.

     . Transform the Company into an imaging software company.

     . Aggressively pursue new market opportunities for our products.

     . Enhance shareholder value.

     My report to you encompasses our progress toward achievement of these objectives, along with a brief look into the future.

TRANSFORM THE COMPANY INTO AN IMAGING SOFTWARE COMPANY.

     In March, 1995, the Company sold the assets of the TEMPEST business segment to a company which could and would take advantage of the remaining market demand, while supporting our former TEMPEST customers. The energy and focus of the Company shifted entirely to imaging products, markets and technology.

     The transformation of the Company has been a long process, beginning in 1992 with the acquisition of the core software and technology. This past year, we have concentrated our efforts on moving the Company to become a provider of business solutions. Our vision and mission for the ensuing years is simply stated as "We provide the best in document imaging processing solutions, built upon our core competency of intelligent recognition technologies, for vertically and horizontally integrated markets."

     We continued to improve the core technology through Company sponsored research and development contracts that add to our basic understanding of document imaging. During the year, the Company invested approximately six engineering man years in these activities, and remains at the forefront of hand print recognition accuracy.

     As a provider of business solutions, the Company must supply more than recognition technology. Regardless of the product, we satisfy our customers with enhanced feature sets, easy to use interfaces, and superior support. These requirements have necessitated a shift in our development activities toward applications development, all centered around our core imaging software.

AGGRESSIVELY PURSUE NEW MARKET OPPORTUNITIES FOR OUR PRODUCTS.

     The change in development activity resulted in the introduction of new products. Our product plans included enhanced versions of the QuickStrokes API (Application Programmers Interface), the Premier Forms Processor (PFP), and the NiF Fax Mail Solution. While we would have preferred earlier introduction dates, we believe the window of opportunity remains open.

     All of our product offerings revolve around the QuickStrokes API, our character recognition engine. During the fiscal year, we identified key new accounts for our specialized capability for Courtesy Amount Recognition for business and personal checks. As a result of a focused program, we were able to reach agreement with three new accounts, which contributed approximately $800,000 in new revenue.

     During the year, we introduced a software-only version of the API for Forms, which led to forty-one new integrators purchasing our product for development of customized applications.

     The Premier Forms Processor began shipping in late fiscal 1995. While the revenue from this product was of small consequence, we anticipate that we will show substantial revenue growth in fiscal 1996. The need for this product is evident in many market segments and applications. Our design allows for a modular, or scalable, product family to fit a wide variety of applications.

     The NIF product, as originally envisioned, did not represent a solution that would capture a large share of the dynamic fax server market. As a "receive and route" product, it lacked the characteristics of a "fax server", which adds the "send and direct" capabilities. This would have put the Company at a competitive disadvantage, as our product would be compared to true fax servers. As a result, we searched and selected TRACS International as our fax server partner, and in June completed the acquisition of the Company. This now positions us to participate in a market that is expected to grow to $1.6 billion over the next three years.

     In summary, the first half of the fiscal year revenue for ADR products was disappointing, totaling only $1,813,000. The results of our focused efforts began paying off in the second half of the year, as revenue reached $3,302,000, an 82% increase, for these products.

ENHANCE SHAREHOLDER VALUE.

     The Company's financial condition improved during the fiscal year, primarily by reducing the losses and debt, and improving financial ratios. As we progressed through the year, it was evident that, although we were making progress in our operating results, the stock market was not aware of, or at a minimum, not reacting to this progress. The Company began an active investor relations program to generate awareness of the Company in the financial and investor communities. Although we are not in a position to predict market performance, we believe that improved financial conditions, coupled with greater awareness of the Company, will be reflected in the price of the Company's securities, the ultimate measurement of shareholder value.

LOOKING FORWARD.

     I believe that we have built the foundation of products, marketing, and sales to achieve the ensuing years objectives of revenue growth, profitability, and shareholder value. While the Company does not provide forward looking projections, it is not unreasonable to expect that the growth rate which we experienced in the last half of 1995 is achievable in 1996. With this growth, we have positioned the Company's cost structure to achieve profitability levels appropriate to an imaging software Company. Our challenge is to execute, to achieve our vision, and implement the strategic direction of the Company.

     We appreciate your support.

                                       /s/ John F. Kessler
                                       -------------------------------------
                                       John F. Kessler
                                       President and CEO

--------------------------------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NET SALES in fiscal 1995 decreased 35% to $6,633,000 from fiscal 1994 sales of $10,163,000. This decrease was attributable to the $3,953,000 decline in the sales of TEMPEST products, the result of the decline in demand and the sale of the TEMPEST business segment in March, 1995. This decrease was offset by the $423,000, or 9%, increase in sales of ADR products.

     For fiscal 1994, net sales decreased 22% to $10,163,000 from fiscal 1993 sales of $13,065,000. This decrease was attributable to a decline of $4,681,929 in TEMPEST product sales, offset by an increase of $1,779,409 in ADR sales. The decrease in TEMPEST sales was the result of the change in the U.S. governments' policy with respect to the deployment of TEMPEST countermeasures.

     COST OF GOODS SOLD, as a percent of sales was 50.2% in fiscal 1995 compared to 65.5% in fiscal 1994. Cost of goods sold for fiscal 1993 was 73.2%. The decrease in cost of goods sold, as a percent of sales, in fiscal years 1995 and 1994 was primarily the result of the increase in the mix of ADR software products sold versus sales of lower margin TEMPEST products. Royalties and amortization charges resulting from the Data Entry Products (DEP) acquisition in fiscal years 1995, 1994, and 1993 were $655,000, $753,000, and $693,000, respectively.

     GENERAL AND ADMINISTRATIVE expenses increased to 16.8% of sales in fiscal 1995, and in absolute dollar amounts by $12,000. The increase, when stated as a percent of sales, was the result of the decrease in revenues. The absolute spending increase was due to overall spending reductions of approximately $70,000 offset by approximately $80,000 of expenses incurred in conjunction with the Company's move to smaller facilities following the sale of the TEMPEST business segment.

     Fiscal 1994 general and administrative costs were 10.9% of sales compared to 10.6% of sales in fiscal 1993, however decreased in absolute dollar amounts by $278,000. This decrease was primarily attributable to a $126,000 bad debt recovery, as well as reduced personnel.

     RESEARCH AND DEVELOPMENT expenses as a percentage of sales were 15.1% in fiscal 1995 compared 10.1% and 9.1% in fiscal 1994 and 1993, respectively. The increase, when stated as a percentage of sales, was the result of the decrease in revenues. In absolute dollar amounts, these expenses decreased $20,000 in fiscal 1995 and $168,000 in fiscal 1994, the result of an increase in the amounts charged to cost of goods sold for the sale of contract research services.

     SELLING AND MARKETING in fiscal 1995 were 20.9% of sales compared to 14.9% and 12.5% of sales in fiscal 1994 and 1993, respectively. The increase, when stated as a percentage of sales, was the result of the decrease in revenues. In absolute amounts, selling and marketing expenses decreased $125,000 in fiscal 1995 compared to fiscal 1994 after decreasing $119,000 in fiscal 1994 compared to 1993. The decrease in fiscal 1995 and 1994 was the result of reduced personnel costs offset by costs incurred related to the introduction of new ADR products.

     TEMPEST WRITE DOWNS AND ACCRUALS: During September 1994, the Company determined that the value of certain assets and the benefit of certain commitments related to the TEMPEST product line had been significantly impaired due to the continued decline in sales of these products. Accordingly, the Company recorded a charge of $1,046,000 during the quarter ended September 30, 1994, related to the write down of certain assets to net realizable value and the accrual of certain obligations for which no future benefit is expected. The charge was comprised of inventory obsolescence ($816,000), accrual of lease obligations on a closed facility ($124,000), and other related charges ($106,000).

     INTEREST EXPENSE in fiscal 1995 was $67,000 compared with $98,000 in fiscal 1994 and $196,000 in fiscal 1993. The decreases in interest resulted from a substantial decrease in average interest bearing debt, and to a lesser extent, from lower interest rates.

     OTHER INCOME consists of the gain on the sale of the TEMPEST business, made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

     INCOME TAXES: In fiscal 1995, the Company recorded an income tax provision of $800, which represents the minimum state taxes payable. In fiscal 1994 and 1993 the Company recorded an income tax benefit of $223,000 and $6,000, respectively. Such benefits represent the carryback of net operating losses to recover taxes paid in fiscal years 1991 and 1990.

     NET LOSS: In fiscal 1995, 1994, and 1993 the Company incurred net losses of $69,000, $1,058,000 and $902,000, respectively.

     LIQUIDITY AND CAPITAL RESOURCES: At September 30, 1995, stockholders' equity was $1,343,000, an increase of $534,000 from $809,000 one year ago. Of this increase, $481,000 was the result of the Company's undertaking of a private stock offering in the quarters ending March 31, 1995 and June 30, 1995. The Company's working capital and current ratio was $602,000 and 1.41, at September 30, 1995, and $153,000 and 1.08, at September 30, 1994. At September 30, 1995,
total liabilities to equity ratio was 1.13 to 1 compared to 2.8 to 1 a year earlier. As of September 30, 1995, total liabilities were $743,000 less than on September 30, 1994.

     In October 1992, our bank agreed to advance an additional $1,000,000 to be used to pay for prepaid royalties and support costs in connection with the DEP acquisition. The $1,000,000 advance was payable in monthly installments of $20,833 plus interest at prime plus 2% through November 1, 1993, at which time all unpaid principal and interest were due. On November 19, 1993, the Company refinanced the then remaining balance of $750,000. Under the refinancing, the term of the advance was extended to November 1, 1996. The outstanding balance of the advance was $292,000 as of September 30, 1995.

     During fiscal years 1995 and 1994, the Company made payments against outstanding indebtedness totaling $1,023,000 and $1,254,000, respectively. The repayment of such indebtedness was funded by cash provided from operating activities.

     In August, 1995, the Company, while seeking conventional credit facilities, obtained a six month interim credit facility of $650,000 with a financial institution. Borrowings under the agreement accrue interest at a rate of 3% per month for amounts advanced against trade accounts receivable, with a minimum monthly interest charge of $6,500. The borrowings outstanding under this agreement totaled $195,000 at September 30, 1995.

     The Company believes it will have sufficient cash flow from operations and existing credit facilities to meets its operational needs in the coming year.

                                BALANCE SHEETS


YEARS ENDED SEPTEMBER 30, 1995 AND 1994


ASSETS                                            1995            1994
  CURRENT ASSETS:
  Cash                                        $  103,895       $   99,976
  Accounts receivable - net                    1,619,886        1,512,373
  Note receivable                                158,335
  Income taxes receivable                                         238,950
  Inventories                                    131,929          127,117
  Prepaid expenses                                52,777           72,534
                                              ----------       ----------
  Total current assets                         2,066,822        2,050,950

  PROPERTY AND EQUIPMENT - net                   131,085          208,683

  OTHER ASSETS - Principally prepaid
   license/support fees                          666,393          813,982
                                              ----------       ----------
  TOTAL                                       $2,864,300       $3,073,615
                                              ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
  Current portion of long-term liabilities    $  267,927       $  335,662
  Note payable - bank                                             226,875
  Amount payable under factoring agreement       195,545
  Accounts payable                               722,955          570,407
  Accrued payroll and related taxes              163,789          202,914
  Other accrued liabilities                      114,803          562,092
                                              ----------       ----------

    Total current liabilities                  1,465,019        1,897,950
                                              ----------       ----------

  LONG-TERM LIABILITIES                           56,567          366,831
                                              ----------       ----------

  COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY:
  Common stock - $.001 par value;
  20,000,000 shares authorized, 6,913,013
  and 6,865,644 issued and outstanding in
  1994 and 1993, respectively                      7,728            6,913
  Additional paid-in capital                   3,423,072        2,820,619
  Accumulated deficit                         (2,088,086)      (2,018,698)
                                              ----------       ----------
  Total stockholders' equity                   1,342,714          808,834
                                              ----------       ----------

TOTAL                                         $2,864,300       $3,073,615
                                              ==========       ==========

See notes to financial statements.

                           STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                          1995           1994           1993
NET SALES                              $6,633,176    $10,162,511    $13,065,030

COST OF GOODS SOLD                      3,330,109      6,656,394      9,570,523
                                       ----------    -----------    -----------

GROSS MARGIN                            3,303,067      3,506,117      3,494,507
                                       ----------    -----------    -----------

COSTS AND EXPENSES:
  General and administrative            1,117,014      1,104,972      1,382,640
  Research and development              1,004,131      1,024,321      1,192,069
  Selling and marketing                 1,388,422      1,513,309      1,632,094
  Tempest writedowns and accruals                      1,046,394
  Interest - net                           66,941         97,538        195,823
                                       ----------    -----------    -----------
  Total costs and expenses              3,576,508      4,786,534      4,402,626
                                       ----------    -----------    -----------

OPERATING LOSS                           (273,441)    (1,280,417)      (908,119)
OTHER INCOME                              204,853
                                       ----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES         (68,588)    (1,280,417)      (908,119)
PROVISION (BENEFIT) FOR INCOME TAXES          800       (222,766)        (6,265)
                                       ----------    -----------    -----------

NET INCOME (LOSS)                      $  (69,388)   $(1,057,651)   $  (901,854)
                                       ==========    ===========    ===========

EARNINGS (LOSS) PER SHARE                  $(0.01)        $(0.15)        $(0.13)
                                       ==========    ===========    ===========

See notes to financial statements.



                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                    Additional
                                          Common     Paid-In       Accumulated
                                          Stock      Capital         Deficit         Total
Balance, October 1, 1992                  $6,865    $2,772,240     $   (59,193)   $ 2,719,912
  Net loss                                                            (901,854)      (901,854)
                                          ------    ----------     -----------    -----------
Balance, September 30, 1993                6,865     2,772,240        (961,047)     1,818,058
  Issuance of common stock                    15        18,735                         18,750
  Exercise of stock options                   33        29,644                         29,677
  Net loss                                                          (1,057,651)    (1,057,651)
                                          ------    ----------     -----------    -----------
Balance, September 30, 1994                6,913     2,820,619      (2,018,698)       808,834
  Issuance of common stock through
   private placement for cash                667       475,037                        475,704
  Issuance of common stock in
   connection with Tracs International,
   Inc. acquisition (Note 2)                  75        78,563                         78,638
  Exercise of stock options                   73        48,853                         48,926
  Net loss                                                             (69,388)       (69,388)
                                          ------    ----------     -----------    -----------
Balance, September 30, 1995               $7,728    $3,423,072     $(2,088,086)   $ 1,342,714
                                          ======    ==========     ===========    ===========

See notes to financial statements.

                           STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                              1995            1994            1993
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                             $ 6,530,318     $10,196,004     $ 13,846,571
 Cash paid to suppliers and employees                      (7,009,961)     (8,949,360)     (11,492,487)
 Interest paid                                                (85,903)       (136,120)        (183,469)
 Income tax refund received                                   238,150          58,852          185,134
                                                          -----------     -----------     ------------
 Net cash provided by (used in) operating activities         (327,396)      1,169,376        2,355,749
                                                          -----------     -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net purchases of property and equipment                      (49,311)        (94,434)        (237,962)
 Acquisition of business                                                                    (1,800,000)
 Proceeds from sale of Tempest                                206,665
 Proceeds from sale of property                                 6,045          36,923
                                                          -----------     -----------     ------------
  Net cash used in investing activities                       163,399         (57,511)      (2,037,962)
                                                          -----------     -----------     ------------

FINANCING ACTIVITIES:
 Proceeds from borrowings                                     710,339                        1,000,000
 Repayment of notes payable and long-term liabilities      (1,067,053)     (1,254,437)      (1,168,622)
 Proceeds from exercise of stock options                       48,926           6,195
 Net proceeds from sales of stock                             475,704
                                                          -----------     -----------     ------------
  Net cash provided by (used in) financing activities         167,916      (1,248,242)        (168,622)
                                                          -----------     -----------     ------------

NET INCREASE (DECREASE) IN CASH                                 3,919        (136,377)         149,165
CASH AT BEGINNING OF YEAR                                      99,976         236,353           87,188
                                                          -----------     -----------     ------------

CASH AT END OF YEAR                                       $   103,895     $    99,976     $    236,353
                                                          -----------     -----------     ------------

RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY (USED IN) OPERATING ACTIVITIES:
 Net loss                                                 $   (69,388)    $(1,057,651)    $   (901,854)
 Adjustments to reconcile net loss to net
  cash provided by (used in) operating activities:
  Depreciation and amortization                               423,690         807,912        1,102,980
  Gain on sale of Tempest                                    (204,853)
  Gain on sale of property and equipment                       (6,045)        (33,409)
  Common stock issued as compensation                                          42,232
 Changes in assets and liabilities
  Deferred rent                                               (76,064)         38,737          102,255
  Accounts receivable                                         107,513         117,045          960,410
  Income taxes receivable                                     238,950        (238,950)
  Inventory, prepaid expenses and other assets               (162,534)      1,275,875        1,507,291
  Increase (decrease) in accounts payable and
  Accounts payable and accrued expenses                      (410,111)        217,585         (415,333)
                                                          -----------     -----------     ------------
  Net cash provided by (used in) operating activities     $  (327,396)    $ 1,169,376     $  2,355,749
                                                          ===========     ===========     ============

See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS
               FOR YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition"). Through March 1995, the Company was also a systems integrator and value-added reseller of computer equipment systems to businesses and high-security governmental agencies ("Tempest")(see Note 3).

     Basis of Consolidation - The consolidated financial statements include accounts of Mitek Systems, Inc. and its wholly-owned subsidiary, Mitek Systems Canada, Incorporated on June 21, 1995. All inter company transactions and balances are eliminated in consolidation.

     Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of $32,953 in 1995 and $19,841 in 1994. The provision for bad debts was $60,000, $115,895 and $0 for the years ended September 30, 1995, 1994 and 1993, respectively.

     Inventories - Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market. Major classes of inventories at September 30, 1995 and 1994 were as follows:

                                              1995       1994
Raw materials                                36,929    $ 69,567
Work-in-process                              42,970
Finished goods                               52,030      57,550
                                           --------    --------
Total                                      $131,929    $127,117
                                           ========    ========

     Property and Equipment - Following is a summary of property and equipment as of September 30, 1995 and 1994:

                                              1995          1994
Property and equipment at cost
 Equipment                                  1,055,877    $2,460,016
 Furniture and fixtures                        61,772        96,169
 Leasehold improvements                        52,985        78,094
                                           ----------    ----------
                                            1,170,634     2,634,279
Less: accumulated depreciation
 and amortization                           1,039,549     2,425,596
                                           ----------    ----------
Total                                      $  131,085    $  208,683
                                           ==========    ==========

     Depreciation and Amortization - Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Depreciation and amortization of property and equipment totalled $153,691, $352,543, and $410,349 for the years ended September 30, 1995, 1994, and 1993, respectively. Amortization of prepaid license/support fees (see Note 2) totaled $270,000, $455,369 and $692,629 for the years ended September 30, 1995, 1994, and 1993, respectively.

     Warranty - The Company accrues a warranty cost for all products sold. At September 30, 1995 and 1994, other accrued liabilities included an accrued warranty liability of $19,176 and $44,098, respectively. Warranty expense was $-0-, $44,429, and $61,000 for the years ended September 30, 1995, 1994, and
1993, respectively.

     Revenue Recognition - Revenue from product sales is generally recognized upon shipment.

     Research and Development - Research and development costs are expensed in the period incurred.

     Income Taxes - The provision (benefit) for income taxes for the year ended September 30, 1993 was computed pursuant to Statement of Financial Accounting Standards No. 96 (FAS 96) "Accounting for Income Taxes". Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes," which was used in computing the provision for income taxes for the years ended September 30, 1994 and 1995 (see
Note 7).

     Loss Per Share - Loss per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Outstanding stock options are included as common equivalents using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining loss per share was 7,285,788 in 1995; 6,877,425 in 1994; and 6,865,644 in 1993.

     Statements of Cash Flows - Significant non-cash investing and financing activities were comprised of the following:

                                             YEAR ENDED SEPTEMBER 30,
                                           1995        1994        1993
Capital lease obligations
 and installment debt
 incurred to acquire
 property and equipment                                          $107,427

Conversion of deferred
 rent to short-term
 obligation due to lease
 termination (Note 8)                                $198,762

Note receivable for the sale
 of the Tempest product
 line and related assets
 (Note 3)                                $350,000

Shares exchanged for the
 assets and assumed liabilities
 of Tracs International, Inc.
 (Note 2)                                  78,638

2.  ACQUISITION

     On June 21, 1995, the Company purchased substantially all of the assets and assumed the liabilities of Tracs International, Inc., a Calgary, Canada based developer of local area network facsimile servers. The purchase price included 75,000 unregistered shares of the Company's common stock and a 5% royalty on facsimile related sales for a maximum period of three years or a maximum amount of $300,000. Additional issuances of the Company's common shares may occur, contingent upon the exceeding of certain revenue targeted during a six month period following release from beta testing of a new product. The purchase resulted in $136,250 of goodwill, to be amortized over 60 months.

3.  SALE OF TEMPEST BUSINESS

     On March 17, 1995, the Company sold its Tempest business for $350,000. The Company recognized a gain on this sale of $204,853 which is recorded as other income in the consolidated statement of operations.

4.  STOCKHOLDERS' EQUITY

     Options - The Company has two stock option plans for executives and key individuals who make significant contributions to the Company. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualfied options. For both plans, options must be granted at fair market value and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock are excluded from the plans.

     Information concerning all stock options granted by the Company for the years ended September 30, 1995, 1994 and 1993 is as follows:

                                    Shares                Price Range
Balance, September 30, 1992         755,834              .656 -  2.250
  Granted                           121,000              .670 -  1.063
  Cancelled                          (4,500)             .670 -  1.560
                                   --------
Balance, September 30, 1993         872,334              .656 -  2.250
 Granted                            357,500             1.160 -  1.340
 Exercised                          (32,369)             .656 -  1.810
 Cancelled                         (404,465)             .656 -  2.250
                                   --------
Balance, September 30, 1994         793,000              .656 -  2.250
 Granted                             81,000              1.09 -  1.250
 Exercised                          (72,947)             .656 -  1.158
 Cancelled                         (245,553)             .656 -  2.250
                                   --------
Balance, September 30, 1995         555,500             $.656 - $2.250
                                   ========

     At September 30, 1995, options for 281,991 and 172,973 shares remained available for granting under the 1986 and 1988 stock option plans, respectively. At September 30, 1995, options for 291,597 shares were exercisable.

     Sale of Common Stock - The Company undertook a private placement stock offering during the second and third quarters of 1995 in which 666,999 shares of common stock were issued, with net proceeds of $475,704.

5.  NOTES PAYABLE - BANK

     At September 30, 1994, the Company had $226,875 outstanding on a note payable to a bank at an interest rate of 8.75%. The original note payable was paid-off in full during 1995.

     In October 1992, the bank agreed to advance an additional $1,000,000. The $1,000,000 advance was payable in monthly installments of $20,833 plus interest at prime plus 2% through November 1, 1993, at which time all unpaid principal and interest were due. On November 19, 1993, the Company refinanced the then remaining balance of $750,000. Under the refinancing, the term of the advance was extended to November 1, 1996. The outstanding balance of the advance was $291,667 and $541,667 as of September 30, 1995 and 1994, respectively.

     Under the above term loan, the Company was required to maintain a minimum net worth of $500,000 in addition to certain other financial ratios, and all of the Company's existing or hereafter acquired assets are pledged to collateralize these notes. The Company's principal investor may be required to advance funds to the Company to maintain the net worth and other financial ratios stipulated under the agreements. As of September 30, 1995, the Company was in compliance with all the financial ratio requirements.

6.  FACTORING AGREEMENT

     In September 1995, the Company entered into a receivable factoring agreement with a finance company. Under the agreement, the finance company agreed to purchase receivables from the Company up to a maximum of $650,000. The finance fee is calculated by taking 10% of the gross face value of the purchased receivables for every 10 day period from the date the receivables are transferred until such receivables are collected, subject to a minimum finance fee of $6,500 per month. Such agreement expires in March 1996 and is renewable at the option of the Company for six-month terms. At September 30, 1995 the Company factored receivable balance was approximately $196,000.

7.  INCOME TAXES

     For the years ended September 30, 1995, 1994 and 1993, the Company's provision (benefit) for income taxes was as follows:

                                            1995       1994        1993
Federal - current                                   $(227,000)   $(7,065)
State - current                             $800        4,234        800
                                            ----    ---------    -------
Total                                       $800    $(222,766)   $(6,265)
                                            ====    =========    =======

     The federal benefit for fiscal years 1994 and 1993 represents the carryback of net operating losses to recover taxes paid in prior periods.

     Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes". This Statement supersedes FAS No. 96, which had been in use by the Company. There was no material cumulative effect of adopting FAS No. 109 and no material effect on the effective tax rate for fiscal 1994.

     There was no provision for deferred income taxes in 1995, 1994 or 1993. Under FAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets as of September 30, 1995 and 1994 are as follows:

                                                      1995           1994
Deferred tax assets:
 Reserves not currently deductible             $    21,000    $   610,000
 Book depreciation and amortization
  in excess of tax                                 108,000        161,000
 Research credit carryforwards                     529,000        360,000
 Net operating loss carryforwards                  838,000         46,000
 Capitalized research and development costs         24,000         27,000
 Other                                             148,000         86,000
                                               -----------    -----------
Total deferred tax assets                        1,668,000      1,290,000
Valuation allowance for net deferred
 tax assets                                     (1,668,000)    (1,290,000)
                                               -----------    -----------
Total                                          $         0    $         0
                                               ===========    ===========

     The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 1995 and 1994 due to uncertainties regarding the realization of such assets.

     The research credit and net operating carryforwards expire during the years 2004 and 2010.

     The differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

                                          1995          1994          1993
Amount computed using statutory
 rate (34%)                            $ (23,320)    $(435,342)    $(308,760)
Increase in valuation reserve for
 deferred tax assets                     192,320       203,829
Temporary differences:
 Accrued expenses not deductible
  until paid                            (169,000)            -       285,970
 Deductible expenses accrued in
  financial statements of prior
  years                                                      -       (24,893)
 Depreciation                                  -                      41,383
Non deductible items                                     4,513         3,539
Other                                                        -        (4,304)
State income taxes                           800         4,234           800
                                       ---------     ---------     ---------
Provision (benefit) for
 income taxes                          $     800     $(222,766)    $  (6,265)
                                       =========     =========     =========

8.  LONG-TERM LIABILITIES

     As of September 30, 1995 and 1994, long-term liabilities were as follows:

                                                       1995         1994
Capital lease obligations (see Note 9)               $  31,831    $  83,766
Deferred rent payable (see Note 9)                         996       77,060
Notes payable - bank (see Note 5)                      291,667      768,542
                                                     ---------    ---------
                                                       324,494      929,368
Less current portion                                  (267,927)    (562,537)
                                                     ---------    ---------
Total                                                $  56,567    $ 366,831
                                                     =========    =========

9.  COMMITMENTS AND CONTINGENCIES

     Leases - The Company's offices and manufacturing facilities are leases under non-cancellable operating leases. The primary facilities lease expires April 30, 1998, at which time the lease is renewable at current market rates. For financial statement purposes, the lease payments are expensed over the lease term.

     In addition, the following property and equipment is leased under non-cancellable capital leases as of September 30, 1995 and 1994:

                                                       1995         1994
Equipment                                            $ 131,751    $ 464,589
Furniture and fixtures                                               30,738
Leasehold improvements                                                5,928
                                                     ---------    ---------
                                                       133,751      501,255
Less accumulated amortization                         (100,274)    (444,631)
                                                     ---------    ---------
Total                                                $  33,477    $  56,624
                                                     =========    =========

Future annual minimum rental payments under non-cancellable leases are as follows:

                                                    OPERATING    CAPITAL
                                                     LEASES      LEASES
Year Ending September 30:
 1996                                                119,135      21,865
 1997                                                130,213      11,220
 1998                                                 84,228       4,993
 1999                                                  2,153
                                                    ========     =======
 Total                                              $335,729     $38,078
 Less amount representing interest                                 6,247
                                                    --------     -------
 Present value of minimum lease payments            $335,729     $31,831
                                                    ========     =======

     Rent expense for operating leases for the years ended September 30, 1995, 1994 and 1993 totalled $62,509, $480,996 and $466,287, respectively.

10.  PRODUCT REVENUES AND SALES CONCENTRATIONS

     Product Revenues - During fiscal years 1995 and 1994 the Company's revenues were derived primarily from two product lines: Character Recognition and Tempest. Prior to fiscal 1993, the Company's revenues were generated solely from Tempest products. Revenues by product line, as a percentage of net sales, are summarized as follows:

                                               YEAR ENDED SEPTEMBER 30,
                                                     1995    1994
Tempest                                              22%     54%
Character recognition                                74%     45%
Other                                                 4%      1%

     Sales Concentrations - For the years ended September 30, 1995, 1994 and 1993, the Company had the following sales concentrations:

                                                     1995     1994     1993
U.S. government and its agencies
 o Percent of total sales                            16%      11%      12%
Non-governmental customers to which
 sales were in excess of 10% of total sales
 o Number of customers                                2        1        2
 o Aggregate percentage of sales                     25%      21%      45%
Foreign Sales - primarily Europe                     21%      13%      23%

                         INDEPENDENT AUDITORS' REPORT

     Mitek Systems, Inc.:

     We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (the "Company") as of September 30, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

     San Diego, California
     November 10, 1995


                         INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statement No. 33-33888 of Mitek Systems, Inc. on Form S-8 of our report dated November 10, 1995 appearing in the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 1995.

     San Diego, California

OFFICERS AND DIRECTORS

CORPORATE OFFICE
Mitek Systems, Inc.
10070 Carroll Canyon Rd.
San Diego, California 92131
(619) 635-5900

REGIONAL OFFICES
109 Carpenter Dr., Ste 120
Sterling, Virginia 20164

10655 Southport Rd S.W., Ste 560
Calgary, Alberta T2W 4Y

CORPORATE OFFICERS
John M. Thornton, Chairman
John F. Kessler, President and Chief Financial Officer
Gerald I. Farmer, Ph.D., Executive Vice President and
 General Manager - ADR Group

TRANSFER AGENT
Chemical Mellon Shareholder Service
300 South Grand Avenue, Los Angeles, California 90071

AUDITORS
Deloitte & Touche
701 B Street, Suite 1900, San Diego, California 92101

DIRECTORS
John M. Thornton (1), (2), Chairman
Sally B. Thornton (1), (2), Investor
John F. Kessler, President and Chief Executive Officer, Mitek Systems, Inc. Daniel E. Steimle (1), Vice President and Chief Financial Officer,
 Advanced Fibre Communications
James B. DeBello (2), President, Solectek Corporation
Gerald I. Farmer, Ph.D., Executive Vice President and General Manager -
 ADR Group, Mitek Systems, Inc.

NOTES
(1) Audit Committee
(2) Compensation Committee

COMMON STOCK MARKET
PRICE RANGE (1)

FISCAL QUARTER           1995               1994
                      LOW    HIGH        LOW    HIGH
1st                  .813    1.25      1.063    1.313
2nd                  .875    1.375     1.063    1.625
3rd                  .938    1.188      .938    1.688
4th                 1.063    1.688      .938    1.188

(1) Bid quotations compiled by National Association of Securities Dealers, Inc., represents inter-dealer quotations and not necessarily actual transaction.

STOCKHOLDERS
As of 11-30-95, there were 1439 holders of record of Mitek Systems, Inc. Common Stock.

DIVIDENDS
Mitek Systems, Inc. has paid no cash dividends on its common stock since its incorporation and currently intends to retain all earnings for use in its business. Payment of dividends is restricted by the terms of outstanding debt obligations.

FORM 10-K REPORT
Copies of the Company's Form 10-K report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 10070 Carroll Canyon Road, San Diego,
CA 92131, phone (619) 635-5900.

[LOGO OF MITEK SYSTEMS, INC.]

10070 Carroll Canyon Road
San Diego, CA 92131
(800) 350-0661
Fax: (619) 635-5908
http://www.miteksys.com

FINANCIAL HIGHLIGHTS
($000 except per share data)

                             1995      1994       1993       1992       1991

Sales                       $6,633    $10,163    $13,065    $18,464    $26,988
Net income (loss)              (69)    (1,058)      (902)        41        869
Earnings (loss) per share     (.01)      (.15)      (.13)       .01        .13
Total assets                 2,864      3,074      5,081      6,257     12,155
Long-term debt                  57        367        526      1,284      2,284
Stockholders' equity         1,343        809      1,818      2,720      2,678

                              MITEK SYSTEMS, INC.

                               INDEX TO EXHIBITS


EXHIBIT                                                      SEQUENTIALLY
  NO.                            EXHIBIT                     NUMBERED PAGE

 3.1          Certificate of Incorporation of Mitek Systems        *
              of Delaware, Inc. (now Mitek Systems, Inc.),
              a Delaware corporation, as amended.

 3.2          Bylaws of Mitek Systems, Inc. as Amended and         *
              Restated.

10.1          License Agreement as of November 25, 1992            **
              by and between HNC, Inc. and Mitek Systems, Inc.

13.           Annual Report to Stockholders for the year           11
              ended September 30, 1995.

23            Independent Auditors' Consent                        19

* Incorporated by reference from the exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

** Incorporated by reference from the exhibits to Registrant's Report on Form 8-K, filed December 7, 1992.