Form 10-Q
period 1995-12-31
MITEK SYSTEMS INC
filed 1996-01-24
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                   FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the quarterly period ended December 31, 1995 or
                                   -----------------

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                              Mitek Systems, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Delaware                                  87-0418827
----------------------------------------   -------------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

      10070 Carroll Canyon Road, San Diego, California       92131
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   --------------

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

                    Yes  X   No
                       -----   -----.

     There were 7,727,959 shares outstanding of the registrant's Common Stock as of January 16, 1996.

                        PART I:  FINANCIAL INFORMATION
                              MITEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  December 31,     September 30,
                                                     1995              1995
                                                  -----------      ------------
ASSETS
------
CURRENT ASSETS:
Cash                                              $    63,986       $   103,895
Accounts receivable-net                             2,010,578         1,619,886
Note receivable                                        62,929           158,335
Inventories                                           140,576           131,929
Prepaid expenses                                       37,607            52,777
                                                  -----------      ------------
Total current assets                                2,315,676         2,066,822
                                                  -----------      ------------

PROPERTY AND EQUIPMENT-at cost                      1,183,360         1,170,634
Less accumulated depreciation
  and amortization                                  1,074,883         1,039,549
                                                  -----------      ------------
Property and equipment-net                            108,477           131,085
                                                  -----------      ------------

PREPAID LICENSE AND
OTHER ASSETS                                          591,767           666,393
                                                  -----------      ------------

TOTAL                                             $ 3,015,920       $ 2,864,300
                                                  ===========      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
Current portion of long-term liabilities          $   236,958       $   267,927
Amount payable under factoring agreement              382,896           195,545
Accounts payable                                      507,413           722,955
Accrued payroll and related taxes                     153,173           163,789
Other accrued liabilities                             290,389           114,803
                                                  -----------      ------------
Total current liabilities                           1,570,829         1,465,019
                                                  -----------      ------------

LONG-TERM LIABILITIES                                  13,538            56,567
                                                  -----------      ------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  none outstanding
Common stock - $.001 par value;
  20,000,000 shares authorized;
  7,727,959 issued and
  outstanding, respectively                             7,728             7,728
Additional paid-in capital                          3,423,250         3,423,072
Accumulated deficit                                (1,999,425)       (2,088,086)
                                                  -----------      ------------
Total stockholders' equity                          1,431,553         1,342,714
                                                  -----------      ------------
TOTAL                                             $ 3,015,920       $ 2,864,300
                                                  ===========      ============

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                              Three Months Ended December 31,
                                    1995         1994
                                ----------   ----------
NET SALES                       $1,825,452   $1,892,421
COST OF GOODS SOLD                 740,061    1,031,033
                                ----------   ----------
GROSS MARGIN                     1,085,391      861,388
                                ----------   ----------

COSTS AND EXPENSES:
General and administrative         355,016      230,594
Research and development           267,763      288,866
Selling and marketing              303,554      306,270
Interest                            48,231       18,628
                                ----------   ----------

Total costs and expenses           974,564      844,358
                                ----------   ----------

INCOME BEFORE INCOME TAXES         110,827       17,030
PROVISION FOR INCOME TAXES          22,165        3,406
                                ----------   ----------
NET INCOME                      $   88,662   $   13,624
                                ==========   ==========

EARNINGS PER SHARE                    $.01         $.00
                                ==========   ==========

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING               7,835,458    7,009,980
                                ==========   ==========

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                          Three Months Ended December 31,
                                                                 1995         1994
                                                              ---------    ---------
CASH PROVIDED FROM OPERATING ACTIVITIES:
  Net income                                                  $  88,662    $  13,624
 Adjustments to reconcile net income to net cash provided
 by (used in) operating activities:
   Depreciation and amortization                                109,960      105,542
   Increase in deferred rent                                                   2,212
 Change in operating assets and liabilities:
   Decrease (increase) in accounts receivable                  (390,692)     137,559
   Decrease (increase) in inventory and prepaid expense           6,523     (161,799)
   Decrease in accounts payable and accrued expenses            (50,572)    (194,244)
                                                              ---------    ---------

 Cash used in operating activities                             (236,119)     (97,106)
                                                              ---------    ---------

INVESTING ACTIVITIES:
  Purchases of property and equipment                           (12,726)      (3,467)
                                                              ---------    ---------

Net cash used in investing activities                           (12,726)     (35,767)
                                                              ---------    ---------

FINANCING ACTIVITIES:
  Proceeds from new-bank debt                                   549,435      390,000
  Repayment of debt                                            (436,082)    (315,473)
  Proceeds from note receivable                                  95,406
  Proceeds from exercise of stock options                           177        2,371
                                                              ---------    ---------

Net cash provided by financing activities                       208,936       76,898
                                                              ---------    ---------

NET DECREASE IN CASH                                            (39,909)     (23,675)

CASH AT BEGINNING OF PERIOD                                     103,895       99,976
                                                              ---------    ---------
CASH AT END OF PERIOD                                         $  63,986    $  76,301
                                                              =========    =========

                              MITEK SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

A.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

    Results for the quarter ended December 31, 1995 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.  Inventories

    Inventories are summarized as follows:

                                   December 31, 1995    September 30, 1995
                                   -----------------    ------------------
           Raw materials                $ 31,824              $ 36,929
           Work in process                32,909                42,970
           Finished goods                 75,843                52,030
                                   -----------------    ------------------
           Total                        $140,576              $131,929
                                   =================    ==================

    Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.  Earnings Per Share

    Earnings per share amounts are computed based on the weighted average number of common and common equivalent shares outstanding during the periods which include any dilutive stock options.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET SALES   Sales for the first quarter of Fiscal 1996, ended December 31, 1995,
---------
decreased $67,000 or 4.5% compared with the same period of Fiscal 1995. The reduction in sales was the result of the sale of the TEMPEST business segment in March, 1995, offset by the increase in sales of ADR products. In the first quarter of Fiscal 1995, the Companys revenue from TEMPEST products totaled $821,000. Revenue of ADR products increased $753,000, or 70.3% in the first quarter of Fiscal 1996 compared to the first quarter of Fiscal 1995.

The backlog of orders was $1,488,000 at December 31, 1995 compared with a backlog of $2,590,000 at December 31, 1994. The reduction in the backlog is consistent with the sale of the TEMPEST business segment.

COST OF GOODS SOLD   Cost of goods sold as percentage of sales for the quarter
------------------
ended December 31, 1995, was 40.5% compared to 54.5% a year earlier. The decrease, as a percent to sales, reflects the sale of the TEMPEST business segment, which carried an unusually high cost of sales. In addition, the sale of the business segment resulted in the reduction of the Companys required overhead, primarily in the areas of facilities and personnel.

COSTS AND EXPENSES (Excluding Interest)  Operating expenses increased $100,600
---------------------------------------
or 12.2% in the first quarter of Fiscal 1996 as compared to the same period one year earlier. The increase was primarily the result of a bad debt recovery of $60,000 in Fiscal 1995 versus an increase of $42,000 in the bad debt reserve in Fiscal 1996. These transactions were (credited) / charged to General and administrative expenses. Operating costs related to research and development and sales and marketing in Fiscal 1996 were essentially equal to the prior year. The company anticipates the overall spending levels to increase in the ensuing quarterly periods due to the costs of developing, introducing and marketing new products.

INTEREST  Interest costs increased $29,600, or 158.9%, for the quarter ended
--------
December 31, 1995, compared with the same quarter a year earlier, due to increased net borrowings, along with the increase in cost of funds due to the factoring agreement.

NET INCOME  As a result of the aforementioned sales decreases, gross margin
----------
increases, increased borrowings and cost of borrowing, the Company had net income of $88,700 for the quarter ended December 31, 1995, compared to the prior year net income of $13,600.



                        LIQUIDITY AND CAPITAL RESOURCES



    At December 31, 1995, stockholders' equity was $1,431,600, an increase of $88,800 from September 30, 1995. The Company's working capital and current ratio was $744,800 and 1.47 at December 31, 1995, compared to $601,800 and 1.41 at
September 30, 1995, respectively. At December 31, 1995, total liabilities to equity ratio was 1.11 to 1 compared to 1.13 to 1 at September 30, 1995. As of December 31, 1995, the Company's total liabilities were $62,800 more than September 30, 1995.

    Components of working capital with significant changes during the quarter ended December 31, 1995 were accounts receivable; accounts payable; amounts payable under factoring agreement; and other accrued liabilities. Compared to September 30, 1995, these components of working capital changed as follows:

Accounts receivable - increased $390,700 due to the timing of shipments (late in the Fiscal quarter).

Accounts payable - decreased $215,500 due the reduction of royalties payable, and increased borrowings.

Other accrued liabilities - increased due to the increases in unearned revenue, warranty reserves, and Federal income taxes payable.

     The Company has a $650,000 credit facility with a financial institution which expires in March, 1996. The Company anticipates that a new credit facility will be obtained prior to the expiration of its current facility.

     The Company believes it will have sufficient cash flow from operations and available borrowings under bank lines of credit to meet its operational needs in the coming year.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits

      a.  Exhibit on form 8-K:  None

      b.  Reports on Form 8-K:  None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         MITEK SYSTEMS, INC.
                                         (Registrant)



Date: January 22, 1996                   /s/ John F. Kessler
                                         ---------------------------------------
                                         John F. Kessler, President and
                                         Chief Executive Officer



Date: January 22, 1996                   /s/ Gerald Farmer
                                         ---------------------------------------
                                         Gerald Farmer, Executive Vice President
                                         Assistant Treasurer