Form 10-Q
period 1996-03-31
MITEK SYSTEMS INC
filed 1996-05-15
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended March 31, 1996 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       -------

                              Mitek Systems, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Delaware                                 87-0418827
  -------------------------------                -------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)                Identification No.)

10070 Carroll Canyon Road
San Diego, California                                   92131
- ----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   --------------

- --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
    ---    ---

There were 7,746,959 shares outstanding of the registrant's Common Stock as of April 12, 1996.

                        PART I:  FINANCIAL INFORMATION
                              MITEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                 March 31,     September 30,
                                                    1996            1995
                                                -----------    -------------
ASSETS
- ------
CURRENT ASSETS:
Cash                                            $   301,190    $   103,895
Accounts receivable-net                           1,895,858      1,619,886
Note receivable                                           0        158,335
Inventories                                         280,163        131,929
Prepaid expenses                                     50,785         52,777
                                                -----------    -----------
Total current assets                              2,527,996      2,066,822
                                                -----------    -----------

PROPERTY AND EQUIPMENT-at cost                    1,108,247      1,170,634
Less accumulated depreciation
and amortization                                  1,017,395      1,039,549
                                                -----------    -----------
Property and equipment-net                           90,852        131,085
                                                -----------    -----------

PREPAID LICENSE AND
OTHER ASSETS                                        517,141        666,393
                                                -----------    -----------

TOTAL                                           $ 3,135,989    $ 2,864,300
                                                ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Note payable - Bank                             $   201,676    $         0
Current portion of long-term liabilities              8,362        267,927
Amount payable under factoring agreement                  0        195,545
Accounts payable                                    523,279        722,955
Accrued payroll and related taxes                   230,312        163,789
Other accrued liabilities                           471,611        114,803
                                                -----------    -----------
Total current liabilities                         1,435,240      1,465,019
                                                -----------    -----------

LONG-TERM LIABILITIES                                10,543         56,567
                                                -----------    -----------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  none outstanding
Common stock - $.001 par value;
20,000,000 shares authorized;
7,732,959 issued and
outstanding, respectively                             7,733          7,728
Additional paid-in capital                        3,426,595      3,423,072
Accumulated deficit                              (1,744,122)    (2,088,086)
                                                -----------    -----------
Total stockholders' equity                        1,690,206      1,342,714
                                                -----------    -----------
TOTAL                                           $ 3,135,989    $ 2,864,300
                                                ===========    ===========


                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                      March 31,                  March 31,
                                 1996          1995          1996          1995
                                ----------   ----------   -----------   -----------

NET SALES                       $1,923,829   $1,435,852    $3,749,282    $3,328,273

COST OF GOODS SOLD                 736,367      689,902     1,476,429     1,720,935
                                ----------   ----------   -----------   -----------
GROSS MARGIN                     1,187,462      745,950     2,272,853     1,607,338
                                ----------   ----------   -----------   -----------

COSTS AND EXPENSES:
Selling and marketing              283,029      398,270       586,583       704,539
General and administrative         258,172      237,952       613,188       468,546
Research and development           319,482      286,997       587,245       575,863
Interest                            33,476       20,652        81,707        39,280
                                ----------   ----------   -----------   -----------
Total costs and expenses           894,159      943,871     1,868,723     1,788,228
                                ----------   ----------   -----------   -----------
OPERATING INCOME (LOSS)            293,303     (197,921)      404,130      (180,890)

OTHER INCOME (Note D)                    0      204,853             0       204,853
                                ----------   ----------   -----------   -----------
INCOME (loss) BEFORE
INCOME TAXES                       293,303        6,932       404,130        23,963
PROVISION FOR INCOME
TAXES                               38,000          800        60,165         4,206
                                ----------   ----------   -----------   -----------
NET INCOME                      $  255,303   $    6,132    $  343,965    $   19,757
                                ==========   ==========   ===========   ===========
EARNINGS
PER SHARE:
Common and Common
equivalent shares               $      .03   $      .00    $      .04    $      .00
                                ==========   ==========   ===========   ===========

WEIGHTED AVERAGE
COMMON AND COMMON
EQUIVALENT SHARES                7,952,297    7,029,079     7,898,307     7,019,981
                                ==========   ==========   ===========   ===========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Six Months Ended March 31,
                                                                         1996       1995
                                                                   ------------   -----------
OPERATING ACTIVITIES:
  Net income                                                        $   343,965    $  19,757
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                         218,650      212,387
  Gain on sale of TEMPEST                                              (204,853)
  Gain on sale of property and equipment                                              (6,045)
Change in operating assets and liabilities
  Income tax receivable                                                 238,950
  Increase (decrease) in accounts receivable                           (275,972)     172,067
  Increase in inventory and prepaid expense                            (146,242)    (180,193)
  Increase (decrease) in accounts payable and
   accrued expenses                                                     223,655     (306,559)
                                                                   ------------   -----------
Cash provided by (used in) operating activities                         364,056      (54,489)
                                                                   ------------   -----------

INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (29,166)     (10,118)
  Proceeds from sale of property and equipment                                         6,045
  Proceeds from sale of TEMPEST                                                       50,000
                                                                    -----------   -----------
  Cash provided by (used in) investing activities                       (29,166)      45,927

FINANCING ACTIVITIES:
  Proceeds from bank debt                                             1,506,816      390,000
  Repayment of debt                                                  (1,806,274)    (483,764)
  Proceeds from note receivable                                         158,335
  Proceeds from exercise of stock options                                 3,528       26,060
  Proceeds from sale of stock                                                        153,896
                                                                   ------------   -----------
Net cash provided by financing activities                              (137,595)      86,192
                                                                   ------------   -----------

NET INCREASE IN CASH                                                    197,295       77,630

CASH AT BEGINNING OF PERIOD                                             103,895       99,976
                                                                   ------------   -----------
CASH AT END OF PERIOD                                               $   301,190    $ 177,606
                                                                   ============   ===========


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

    Results for the three and six months ended March 31, 1996 and 1995 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.  Inventories

    Inventories are summarized as follows:
                                            March 31, 1996   September 30, 1995
                                            --------------   ------------------
    Raw materials                           $   110,610      $       36,929
    Work in process                              68,202              42,970
    Finished goods                              101,351              52,030
                                            ---------------  ------------------
    Total                                   $   280,163      $      131,929
                                            ===============  ==================

    Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.  Earning Per Share

    Earnings per share amounts are computed based on the weighted average shares outstanding during the periods which include any delutive stock options.

D.  Sale of TEMPEST business

    In the prior year, other income consisted of the gain on the sale of the TEMPEST business, and was made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

E.  Sale of Common Stock

    In the prior year, the Company undertook a private placement stock offering during the reporting quarter. At March 31, 1995 an additional 470,333 shares of common stock were issued, with an aggregate value of $357,625, before subtracting associated costs of $24,529.

    In conjunction with the aforementioned stock offering the Company issued an additional 120,000 shares of common stock, with an aggregate value of $90,000, on April 25, 1995.

                              MITEK SYSTEMS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                   Continued

F.  Commitments

    Effective May 1, 1995, the Company's lease for its San Diego facility was terminated and its remaining obligations/commitments under such lease were effectively assigned to another company.

    A new non-cancelable San Diego facility lease was entered into in April 1995. Future annual minimum rental payments under this non-cancelable operating lease are as follows:

    Year ending September 30:


           1996            $ 86,167
           1997              97,965
           1998              58,457
                           --------
          Total            $242,589
                           ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


   SALES   Sales for the second quarter of fiscal 1996 ended March 31, 1996,
   -----
increased $488,000 compared with the same period of fiscal 1995. Sales for the six months ended March 31, 1996 increased $421,000 or 12.65% compared with the first six months of fiscal 1995. The backlog of new orders increased to $2,284,000 compared to $1,979,000 at March 31, 1995.

   COST OF GOODS SOLD   Cost of goods sold as a percentage of sales for the
   ------------------
three and six months ended March 31, 1996 were 38.3% and 39.4%, respectively. In the prior year, cost of goods sold as a percentage of sales for the three and six months ended March 31, 1995 were 48% and 51.7%, respectively. The prior year's sales consisted of a mix of ADR and TEMPEST products. The current year's sales consisted primarily of ADR products which produces a higher yield in gross margins, therefore causing a reduction in cost of goods sold.

   OPERATING EXPENSES (Excluding Interest)   Operating expenses increased
   --------------------------------------
$38,000 or 2.2% for six months ended March 31, 1996, while operating expenses decreased by $62,500 or 68.8% for the quarter ended March 31, 1996 as compared to the same quarter in the prior year. The minimal changes reflects the Company's continued efforts to control and minimize cost.

   INTEREST   Interest expense increased $13,000, or 62.1% and $42,000 or 108%
   --------
for the three and six months ended March 31, 1996, compared with the same periods a year earlier. The increase reflects borrowings charged with an interest rate of 3% per month.

   INCOME TAXES   The charge for income taxes is approximately 13% of income
   ------------
before taxes.

   OTHER INCOME   Other income in the prior year consisted of the gain on the
   ------------
sale of the TEMPEST business, and was made up of the following components: Sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

   NET INCOME   The Company netted income of $255,000 and $344,000 for the three
   ----------
and six months ended March 31, 1996, respectively, compared with the net income of $6,000 and $20,000 for the same periods a year earlier. The income increases reflects the results of gross margins achieved with primarily ADR software products sold as compared to low margin yields in TEMPEST products sold in the prior years.


LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1996, stockholders' equity was $1,690,00, an increase of $347,000 from September 30, 1995. The Company's working capital and current ratio was $1,093,000 and 1.76 to 1 at March 31, 1996 compared to $602,000 and
1.41 to 1 at Sep tember 30, 1995, respectively.

At March 31, 1996, the total liabilities to equity ratio was 0.86 to 1 compared to 1.13 to 1 at September 30, 1995. As of March 31, 1996, the Company's total liabilities were $76,000 less than September 30, 1995.

Components of working capital with significant changes during the six months ended March 31, 1996 were: Accounts Receivable, Notes Receivable, Inventory, and Other Accrued Liabilities. Compared to September 30, 1995, the components changed as follows:

   Accounts Receivable - Increased $276,000 due to the increase in sales.

   Notes Receivable - Decreased $158,000 due to expiration and collection of the note.

   Inventory - Increased $148,000 due to the procurement of materials to support shipments backlog.

   Other Accrued Liabilities - Increased $357,000 primarily because of unearned income on shipments billed for evaluation of products. Effective with the third quarter of fiscal 1996, the Company will be shipping these evaluation sales at no charge.

In August, 1995 the Company obtained a six month interim credit facility of $650,000 with a financial institution while seeking conventional credit facilities. In March, 1996 the Company achieved a line of credit financing with a bank in the amount of $400,000, with interest rate charges of 2.5% over prime lending rates. As of March 31, 1996, $34,000 of the line of credit was in use.

The Company believes it will have sufficient cash flow generated from operations and existing credit facilities to meet its operational needs in the coming year.

                          PART II - OTHER INFORMATION

Item 4. The annual meeting of stockholders was held on February 14, 1996. Brought to vote were the election of Directors for the ensuing year. With With 87.48% of shares represented at the meeting, all Directors from the prior year were re-elected. They are: John M. Thornton, Chairman, John F. Kessler, Daniel E. Steimle, James B.DeBello, Gerald
          I. Farmer and Sally B. Thornton.


Item 6.   Exhibits and Reports on Form 8-K

          a.   The exhibits are on Form 8-K:  None

          b.   Reports on Form 8-K:  Sales of TEMPEST Business

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MITEK SYSTEMS, INC.
                                      (Registrant)



Date:   May 10, 1996                  /s/ JOHN KESSLER
                                      ---------------------------
                                      John Kessler, President and
                                      Chief Executive Officer



Date:  May 10, 1996                   /s/ GERALD I. FARMER
                                      ------------------------------------------
                                      Gerald I. Farmer, Executive Vice President
                                      and Assistant Treasurer