Form 10-Q
period 1996-06-30
MITEK SYSTEMS INC
filed 1996-07-29
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                   FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996 or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

                              Mitek Systems, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                 87-0418827
- -------------------------------        --------------------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

           10070 Carroll Canyon Road, San Diego, California   92131
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   --------------


- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No
   ---    ---

There were 7,777,139 shares outstanding of the registrant's Common Stock as of July 17, 1996.

                        PART I:  FINANCIAL INFORMATION
                              MITEK SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  June 30,    September 30,
                                                    1996          1995
                                               -------------  -------------
ASSETS
- ------
CURRENT ASSETS:
Cash                                            $   217,637    $   103,895
Accounts receivable-net                           2,062,308      1,619,886
Note receivable                                           0        158,335
Inventories                                         212,901        131,929
Prepaid expenses                                     73,720         52,777
                                               -------------  -------------
Total current assets                              2,566,566      2,066,822
                                               -------------  -------------

PROPERTY AND EQUIPMENT-at cost                    1,148,771      1,170,634
Less accumulated depreciation
 and amortization                                 1,047,286      1,039,549
                                               -------------  -------------
Property and equipment-net                          101,485        131,085
                                               -------------  -------------

PREPAID LICENSE AND
OTHER ASSETS                                        445,587        666,393
                                               -------------  -------------

TOTAL                                           $ 3,113,638    $ 2,864,300
                                               =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
Note payable - Bank                             $   107,374    $         0
Current portion of long-term liabilities              8,649        267,927
Amount payable under factoring agreement                  0        195,545
Accounts payable                                    369,764        722,955
Accrued payroll and related taxes                   224,057        163,789
Other accrued liabilities                           241,666        114,803
                                               -------------  -------------
Total current liabilities                           951,510      1,465,019
                                               -------------  -------------

LONG-TERM LIABILITIES                                 9,072         56,567
                                               -------------  -------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  none outstanding
Common stock - $.001 par value;
  20,000,000 shares authorized;
  7,774,639 issued and
  outstanding, respectively                           7,774          7,728
Additional paid-in capital                        3,487,802      3,423,072
Accumulated deficit                              (1,342,520)    (2,088,086)
                                               -------------  -------------
Total stockholders' equity                        2,153,056      1,342,714
                                               -------------  -------------
TOTAL                                           $ 3,113,638    $ 2,864,300
                                               =============  =============

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                        June 30,                  June 30,
                                   1996         1995          1996          1995
                                ----------   ----------    ----------    ----------
NET SALES                       $2,116,524   $1,562,881    $5,865,806    $4,891,153

COST OF GOODS SOLD                 730,498      700,111     2,206,927     2,421,045
                                ----------   ----------    ----------    ----------

GROSS MARGIN                     1,386,026      862,770     3,658,879     2,470,108
                                ----------   ----------    ----------    ----------

COSTS AND EXPENSES:
Selling and marketing              346,632      346,970       933,216     1,051,508
General and administrative         272,634      372,958       885,822       841,505
Research and development           334,820      230,485       922,064       806,348
Interest                             7,662        9,357        89,369        48,637
                                ----------   ----------    ----------    ----------

Total costs and expenses           961,748      959,770     2,830,471     2,747,998
                                ----------   ----------    ----------    ----------

OPERATING INCOME (LOSS)            424,278      (97,000)      828,408      (277,890)

OTHER INCOME (Note D)                    0            0             0       204,853
                                ----------   ----------    ----------    ----------

INCOME (LOSS) BEFORE
 INCOME TAXES                      424,278      (97,000)      828,408       (73,037)
                                ----------   ----------    ----------    ----------
PROVISION FOR INCOME
 TAXES                              22,676            0        82,841         4,206
                                ----------   ----------    ----------    ----------
NET INCOME                      $  401,602   $  (97,000)   $  745,567    $  (77,243)
                                ==========   ==========    ==========    ==========

EARNINGS
 PER SHARE:
Common and Common
 equivalent shares              $      .05   $     (.01)   $      .10    $     (.01)
                                ==========   ==========    ==========    ==========

WEIGHTED AVERAGE
COMMON AND COMMON
 EQUIVALENT SHARES               7,754,377    7,561,814     7,737,171     7,136,995
                                ==========   ==========    ==========    ==========

See notes to financial statements.

                              MITEK SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Nine Months Ended June 30,
                                                            1996              1995
                                                         -----------       ---------
OPERATING ACTIVITIES:
  Net income                                             $   745,567       $ (77,243)
 Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                              320,096         318,050
  Gain on sale of TEMPEST                                   (204,853)
  Gain on sale of property and equipment                                      (6,045)
Change in operating assets and liabilities
  Decrease in income tax receivable                                          238,950
  Increase (decrease) in accounts receivable                (442,422)        343,747
  Increase in inventory and prepaid expense                 (101,915)       (225,420)
  Decrease in accounts payable and
   accrued expenses                                         (166,060)       (611,152)
                                                         -----------       ---------

Cash provided by (used in) operating activities              355,266        (223,966)
                                                         -----------       ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                         (69,691)        (35,082)
 Proceeds from sale of property and equipment                                  6,045
 Proceeds from sale of TEMPEST                                               112,094
                                                         -----------       ---------

 Cash provided by (used in) investing activities             (69,691)         83,057
                                                         -----------       ---------


FINANCING ACTIVITIES:
 Proceeds from bank debt                                   1,796,816         390,000
 Repayment of debt                                        (2,191,760)       (766,388)
 Proceeds from note receivable                               158,335
 Proceeds from exercise of stock options                      64,776          45,422
 Proceeds from sale of stock                                                 475,699
                                                         -----------       ---------

Net cash provided by (used in) financing activities         (171,833)        144,733
                                                         -----------       ---------

NET INCREASE IN CASH                                         113,742           3,824

CASH AT BEGINNING OF PERIOD                                  103,895          99,976
                                                         -----------       ---------
CASH AT END OF PERIOD                                    $   217,637       $ 103,800
                                                         ===========       =========

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

     Results for the three and nine months ended June 30, 1996 and 1995 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

     Inventories are summarized as follows:

                                        June 30, 1996     September 30, 1995
                                        -------------     ------------------
     Raw materials                         $ 17,032            $ 36,929
     Work in process                         42,278              42,970
     Finished goods                         153,591              52,030
     Total                                 $212,901            $131,929

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
                                  ========

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Comparison of Nine Months Ended June 30, 1996 and 1995

     Net Sales.     Net sales for the nine month period ended June 30, 1996 were
$5,866,000, comprised solely of ADR sales, compared to $4,891,000, comprised of TEMPEST and ADR sales, for the same period in 1995, an increase of $975,000 or 19.9%. Net sales, comprised solely of ADR sales, for the nine month period ended June 30, 1996, were $5,866,000 compared to $3,393,000 for the prior year period, an increase of $2,473,000, or 72.9%.

     Gross Margin.    Gross margin for the nine month period ended June 30,
1996 was $3,659,000 compared to $2,470,000 for the same period in 1995, an increase of $1,189,000, or 48.1%. The increase was primarily due to a change in the product mix. As a percentage of sales, gross margin increased from 50.5% of sales in the nine month period ended June 30, 1995 to 62.4% of sales in the same period in 1996. This increase is attributable to the Company's net sales being derived exclusively from its ADR products, which carry a substantially higher gross margin than the Company's TEMPEST business.

     Research and Development.   Research and development expenses for the nine
months ended June 30, 1996 were $922,000 compared to $806,000 for the same period in 1995, an increase of $116,000 or 14.4%. This increase is primarily due to the addition of staff to support faxshare development which did not exist in the same period for the prior year. As a percentage of net sales, research and development expenses decreased to 15.7% for the first nine months of fiscal 1996 compared to 16.5% for the first nine months of fiscal 1995. The decrease was primarily due to the increased net sales, as the actual dollar amount spent on research and development increased insignificantly but such increase was offset by an increase in net sales.

     Selling and marketing.   Selling and marketing expenses for the nine months
ended June 30, 1996 were $933,000 compared to $1,052,000 for the same period in 1995, a decrease of $119,000, or 11.3%. As a percentage of net sales, selling and marketing expenses decreased to 15.9% for the first nine months ended June 30, 1996 compared to 21.5% for the first nine months ended June 30, 1995. The decrease was primarily due to reduced advertising, promotion, and outside consulting costs.

     General and Administrative.   General and administrative expenses for the
nine months ended June 30, 1996 were $886,000 compared to $842,000 for the same period in 1995, an increase of $44,000, or 5.2%. As a percentage of net sales, general and administrative expenses decreased to 15.1% for the first nine months of fiscal 1996 compared to 17.2% for the first nine months of fiscal 1995. The decrease was primarily due to reduced consulting costs.

     Interest Expense.   Interest expense for the nine months ended June 30,
1996 was $89,000 compared to $49,000 for the same period in 1995, an increase of $40,000, or 81.6%. The increase was primarily due to an increase in borrowing costs and to a lesser extent, an increase in average debt outstanding.

     Provision for Income Taxes.   The provision for income taxes consists
primarily of federal alternative minimum tax and state tax. The tax rate is substantially below the federal statutory rate due to the utilization of net operating loss carryovers for which no benefit has previously been taken.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, stockholders' equity was $2,153,000, an increase of $810,000 from September 30, 1995. The Company's working capital and current ratio was $1,615,000 and 2.70 to 1 at June 30, 1996 compared to $602,000 and
1.41 to 1 at September 30, 1995, respectively.

     At June 30, 1996, the total liabilities to equity ratio was 0.45 to 1 compared to 1.13 to 1 at September 30, 1995. As of June 30, 1996, the Company's total liabilities were $561,000 less than September 30, 1995.

     Components of working capital with significant changes during the nine months ended June 30, 1996 were: Accounts Receivable, Notes Receivable, Inventory, Accounts Payable and Factoring Payable. Compared to September 30, 1995, the components changed as follows:

     Accounts Receivable - Increased $442,000 primarily because of increase in sales, and longer payment cycle extended on a substantial order.

     Notes Receivable - Decreased $158,000 due to expiration and collection of the note.

     Inventory - Increased $81,000 due to the procurement of materials to support shipments backlog.

     Accounts Payable and Factoring Payable - Decreased by $549,000 because of payments made in the third quarter with cash generated from operations.

     In August, 1995 the Company obtained a six month interim credit facility of $650,000 with a financial institution while seeking conventional credit facilities. In March, 1996 the Company achieved a line of credit financing with a bank in the amount of $400,000, with interest rate charges of 2.5% over prime lending rates. As of June 30, 1996, there was no outstanding balance on the line of credit.

     The Company believes it will have sufficient cash flow generated from operations and existing credit facilities to meet its operational needs in the coming year.

                          PART II - OTHER INFORMATION



Item 4.    The annual meeting of stockholders was held on February 14, 1996.
           Brought to vote were the election of Directors for the ensuing year.
           With 87.48% of shares represented at the meeting, all Directors from the prior year were re-elected. They are: John M. Thornton, Chairman, John F. Kessler, Daniel E. Steimle, James B. DeBello, Gerald I.
           Farmer and Sally B. Thornton.


Item 6.    Exhibits and Reports on Form 8-K

     a.    The exhibits are on Form 8-K:  None

     b.    Reports on Form 8-K:  Sales of TEMPEST Business

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MITEK SYSTEMS, INC.
                                (Registrant)



Date:  July 30, 1996            By: /s/ JOHN KESSLER
                                    ------------------------------------------
                                    John Kessler, President and
                                    Chief Executive Officer



Date:  July 30, 1996            By: /s/ GERALD I. FARMER
                                    ------------------------------------------
                                    Gerald I. Farmer, Executive Vice President
                                    and Assistant Treasurer