Form 10-Q/A
period 1996-06-30
MITEK SYSTEMS INC
filed 1996-08-07
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC. 20549


                                  FORM 10-Q/A

                                AMENDMENT NO. 1


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
                                ==========   ==========    ==========    ==========

EARNINGS
 PER SHARE:
Common and Common
 equivalent shares              $      .05   $     (.01)   $      .09    $     (.01)
                                ==========   ==========    ==========    ==========

WEIGHTED AVERAGE
COMMON AND COMMON
 EQUIVALENT SHARES               8,210,498    7,561,814     8,038,020     7,136,995
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