Form 10-K
period 1996-09-30
MITEK SYSTEMS INC
filed 1996-11-21
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                    FORM 10-K

(Mark One)
(x)             Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1996
                                       or
(  )            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number 0-15235

                               MITEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)



            Delaware                               87-0418827
(State or other jurisdiction of        (I.R.S. Employee Identification No.)
incorporation or organization)

             10070 Carroll Canyon Road, San Diego, California 92131
               (Address of principal executive offices) (Zip Code)

                                 (619) 635-5900
               Registrant's telephone number, including area code

                                      None
               Securities registered pursuant to Section 12(b) of the Act

                     Common Stock, par value $.001 per share
           Securities registered pursuant to Section 12(g) of the Act


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $12,942,484 as of November 8, 1996 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

There were 7,822,971 shares outstanding of the registrant's Common Stock as of November 8, 1996.

Documents incorporated by reference in this report

Part II incorporates certain information by reference form the Annual Report to Stockholders for the year ended September 30, 1996. Part III incorporates certain information by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.   BUSINESS

General

The Company develops and markets automatic data recognition ("ADR") products which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. The Company's ADR products incorporate proprietary neural network technology for the recognition of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that are self adjusting to "learn" various forms and patterns. The Company's ADR products combine the Company's neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. The Company leverages its core technology across a family of ADR products that the Company believes offers the highest accuracy commercially available for the recognition of hand printed characters.

The Company's ADR products incorporate the Company's intelligent character recognition ("ICR") software engine, QuickStrokes API, with high speed coprocessor boards which are configurable to meet customer requirements. QuickStrokes API is sold to original equipment manufacturers ("OEMs"), systems integrators and value-added resellers ("VARs") such as BancTec Technologies, Inc. ("BancTec"), NCR, Bull Corporation of North America,, SHL Systemshouse, Inc., a subsidiary of MCI, TRW Financial Solutions, One Button Operating
Systems, Inc., Consolidated Business Solutions, Inc., Moon Sung Systems, and Kliendeinst. Major end users include AVON Products Company, certain of the Federal Reserve Banks, SCS Communications, the Australian Tax Office, the
Mexican Tax Authority and American Express. QuickStrokes API can process documents in several languages.

Leveraging its core technical competing in ICR, The Company has begun to address certain vertical end-user markets through the introduction of Premier Forms Processor ("PFP"). PFP incorporates the Company's core ICR technology in an application design to be marketed directly to end users in a broad variety of industries with requirements for high volume automated data entry. PFP operates on the Windows operating platform on stand alone or networked personal computers, features an intuitive graphical user interface ("GUI"), and is designed for easy installation and configuration by the end user. The Company also sells the PFP to system integrators and VARs.

Products

The Company incorporates its advanced ICR software technology into a family of document imaging products addressing requirements for accurate, high volume, automated data entry residing on hand printed or machine generated forms. The Company's ICR software is incorporated into end user systems sold by its OEM, system integrator and VAR customers, as well as the Company's own end user application, the PFP. The Company's Products include the QuickStrokes API recognition engine, the PFP application and other products leveraging the Company's expertise in ICR.

QuickStrokes  API.  QuickStrokes  API (Application  Programmers  Interface) is a
"recognition engine" which is incorporated into end-user systems to provide recognition capability. QuickStrokes API CAR performs Courtesy Amount Recognition, a process wherein the numeric portion of personal and commercial checks is recognized and translated into digital data. QuickStrokes API Forms is a recognition engine for forms that is licensed to large integrators of forms processing systems and to OEMs for use in remittance processing systems. The QuickStrokes API has been developed with a flexible underlying architecture to accommodate additional features and functionality as dictated by market demands. QuickStrokes API products are currently in use processing sales orders, checks and financial documents, tax forms, credit card drafts, time sheets, and insurance applications. The QuickStrokes API engine processes documents in nine languages by recognizing machine or hand printed characters written in Dutch, English, French, German, Italian, Portuguese, Russian, Spanish and Swedish.

Premier Forms Processor. The Company has developed a proprietary forms processing application, the Premier Forms Processor ("PFP"), which incorporates the Company's core ICR technology in an application designed for and users in a broad variety of industries with requirements for high volume automated data entry. The Company's PFP product consists of several modules required to implement a forms processing application, which can recognize hand printed and machine generated characters. The PFP runs on windows operating platform on stand alone or networked personal computers, features a GUI, and is designed for easy installation and configuration by the end user.

Other Products. The Company markets the NiFaxshare product line, which combines its ADR technologies with conventional incoming facsimile routing technologies to provide economical and practical "faxmail" solutions. The Company markets its Nifaxshare products to large end users, such as the Bank of Montreal, Capital Cities-ABC, and J. P. Morgan Private Banking, as well as a network of VARs. QuickFrame is an advanced page segmentation system that separates the scanned image of a document into isolated regions, and classifies the kind of information contained in the region. The system outputs the coordinates and type of each region and can produce "cut-out" images of isolated regions for easier processing. The QuickFrame system is ideal for document image segmentation.

The Company has an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone, with occasional visits to the customer's facilities. The Company believes that as the installed base of its products grows, the customer service function will become a source of recurring revenues. Costs incurred by the Company to supply maintenance and support services are charged to cost of sales.

Customers and End Users

The Company licenses and sells its ADR products to a broad range of companies seeking high volume, high reliability document processing systems. End users of the Company's products generally seek to automate manual data entry processing in order to increase processing speed and reduce data entry costs. Traditionally, the Company has derived its revenues from the sale of QuickStrokes API as an ICR engine to various OEMs, VARs and systems integrators. With the introduction of the PFP, the Company now offers a scalable turnkey system which is marketed to VARs, systems integrators and end users. The Company's products are used in a variety of applications on a worldwide basis. For example, systems using the Company's technology are in use at Avon Products Company's United States forms processing centers, handling approximately 2 million sales order forms daily, which are hand printed by different sales agents from around the country. The Company's products are also used by financial institutions such as Mellon Bank, National Westminster Bank and Unibanco for check processing. Systems using the Company's technology are currently being used by tax authorities in Australia and Mexico to process tax returns. In addition, utilities companies such as Southwestern Bell and NYNEX use the Company's technologies for invoice processing and payment reconciliation.

Certain of the Company's largest current customers based on payments received in the fiscal years 1995 and 1996, are listed below under the major application category for which the Company believes the customer is using the Company products:

Financial Document Processing

BancTec Technologies, Inc. (including
   Recognition International
Bull Corporation of North America
IA Corporation
Infoscore, Inc.
Kleindienst Datenteknik GmbH
NCR Corporation
TRW Financial Solutions
Unisys

Forms Processing

IT Corporation of America
National Computer Systems
SHL Systemhouse, Inc.
VALIdata Sistemas de Captura, S.A. de C.V
Wheb Systems, Inc.


Three customers, BancTec, TCSI Corporation ("TCSI") and Wheb Systems, Inc. ("Wheb"), accounted for 42% of the Company's net sales for the first nine months of fiscal 1996. BancTec is a leading provider of electronic and document-based financial transaction processing systems, work flow and imaging products, application software and professional services. BancTec develops solutions for the banking, financial services, insurance, health care, government, utility, telecommunications, grocery and retail industries. TCSI is a manufacturer of financial processing systems. Wheb is a systems integrator providing forms processing systems and solutions to a variety of private companies and government agencies.

Sales and Marketing

The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's direct sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high-performance applications. The Company currently maintains direct sales offices in Virginia, Illinois, New Jersey, California and Calgary, Canada. In addition, the Company sells and supports its products through representatives and distributors in Illinois and Australia. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

The Company provides maintenance and support on a contractual basis after the initial product warranty has expired. The Company provides telephone support and, on an as needed basis, on-site support. Customers with maintenance coverage receive regular software releases from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, the product is supported internationally by periodic distributor and customer visits by the Vice President, Executive Vice President and President. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well as technical visits in addition to those previously mentioned.

The ability to read handprint characters in many different nations has materially assisted the Company in its international sales effort. The Company believes that the competition has much less functionality in this regard. International sales accounted for approximately 31% of the Company's net sales for the fiscal year ended September 30, 1996. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States such that the total percentage of its products which are ultimately utilized by foreign end users is between 40% and 50%. International sales in the past twelve months were made in fifteen countries including Australia, Argentina, Belgium, Brazil, England, France, Finland, Germany, Italy, Malaysia, Mexico, Portugal, Poland, Spain and Sweden. The Company sells its products in United States currency only.

Technology

The Company utilizes a wide range of technologies in its proprietary products. These include segmentation techniques, grayscale processing techniques, noise and line removal techniques, object oriented programming, GUIs and extensive proprietary databases. The use of artificial neural networks for recognition distinguishes the Company's products from most of its competitors.

The Company provides a hand printed and machine generated character recognition engine in several configurations. This engine performs all the processing required to take the image of a section of a document, find the characters within that area, remove noise or lines that might interfere with the correct identification of the characters, separate the characters from each other, and then recognize the characters. The results are then placed in a defined data format structure and returned to a host computer. The results are the identity of the characters found, their locations and size, the confidence level of correct recognition, and a second choice and the confidence level that is associated with that second choice. This confidence factor, related to the probability of recognition correctness, allows the system to be "tuned" for the complexity or criticality of the specific application.

The enabling technology for the Company is artificial neural network computation. The strength of neural networks is that they have the ability to be "trained" to recognize various kinds of patterns. Neural networks are mathematical equations with adaptive coefficients. Examples of data are presented to the networks in a way that allows the adaptive coefficients to be adjusted to fit. This adjustment is called "training" because it mimics the manner in which human intelligence is trained to read and interpret information. Once the network is trained, it will recognize the patterns in which it was trained at high speeds. Once the training process is complete, the network will have developed the capability to recognize digits in a wide degree of variation, with very high speed and accuracy approaching, or in certain applications, exceeding average human capacity.

The Company's technology includes a comprehensive set of tools for extracting data from many types of different forms including forms that are crooked, enlarged or reduced and eliminates lines, boxes, or combs processing only the data of interest, as defined by the user, such as numeric, alpha, or alpha-numeric data. Once digitized, the forms may emanate from a scanner or from digital archives. The quality of these images may vary significantly. The Company's software can enhance these images using proprietary noise filtering algorithms which eliminate smudges and stains, enhance gray scale images, and repair broken and degraded characters. The Company's software has the ability to recognize the vagaries of characters, whether hand printed or machine generated, separating characters that are touching or overlapping, eliminating ambiguities, finding data that has been written out of its assigned area, and recognizing a vast array of characters, compensating for personal, regional and national differences in character style.

The Company acquired a license (exclusive for the initial five years) to the core ICR technology underlying its ADR products from HNC Software, Inc. ("HNC") in November 1992. At the time of acquisition of the license, thirteen of the personnel responsible for developing the core software for HNC moved to Mitek in connection with the transaction. The HNC license provided for a grant of rights against payments of royalties amounting up to $2.6 million over three years. All royalties and amounts due under the license have now been paid in full. On November 23, 1997, certain exclusivity rights of the original licensed technology shall expire and HNC will be able to use or license others to use certain of the core technologies used in the Company's ADR products to compete directly with the Company.

The Company's PFP software product incorporates the Company's QuickStrokes API engine, certain software modules developed by the Company and certain software and technology licensed on a nonexclusive basis from VALIdata Sistemas de Captura, S.A. de C.V. ("VALIdata"). Pursuant to a Marketing License Agreement dated as of March 26, 1996 (the "VALIdata License Agreement"), between the Company and VALIdata, the Company was granted a nonexclusive, worldwide right to use, reproduce and distribute copies of PFP software owned or controlled by VALIdata to customers of the Company, in exchange for payment of certain royalties to VALIdata. The VALIdata License Agreement provides for a one year term, with provisions for annual renewal upon the written consent of both parties. There can be no assurance, however, that the VALIdata License Agreement will be renewed by VALIdata, and if renewed, on terms acceptable to the Company.

The PFP software covered by the VALIdata License Agreement is designed for the Windows-3.1 operating system. However, the Company believes that the Windows NT operating system will become the industry standard for this type of application over the near term. Accordingly, the Company is currently developing PFP application software for the Windows NT operating platform.

The markets for products incorporating ADR technology are characterized by rapidly advancing technology and rapidly changing user preferences. The Company's ability to compete effectively with its ADR product line will depend upon its ability to meet changing market conditions and develop enhancements to its products on a timely basis in order to maintain its competitive advantage. In addition, continued growth will ultimately depend upon the Company's ability to develop additional technologies and attract strategic alliances for related or separate product lines. There can be no assurance that the Company will be successful in developing and marketing product enhancement and additional technologies, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancement will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

Research and Development

The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. The Company intends to expand its existing product offerings and to introduce new forms processing software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. To date, the Company has relied primarily on ICR technology acquired from HNC as well as internal development, although it may, based on timing and cost considerations, acquire technology or products from third parties or consultants. The Company performs all quality assurance and develops documentation internally. The Company intends to continue to support industry standard operating environments.

The Company's team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and usability of all of the Company's products. In addition to research and development, the engineering staff provides customer technical support on an as needed basis, along with technical sales support.

In order to improve the accuracy of its ADR products, the Company focuses research and development efforts on continued enhancement of its data base of hundreds of thousands of images that is used to "train" the neural network software that forms the core of the Company's ICR engine. Additionally, the
Company continues to enhance its specialized software which focuses on eliminating the confusion of matrices that may otherwise mislead the software. The confusing items are separated one by one until the ambiguities that cause software algorithms errors are removed.

The Company's research and development organization included 14 software engineers at September 30,1996, including seven with advanced degrees. During fiscal 1996, the Company spent approximately $1.3 million on research and development and spent approximately $1.0 million on research and development in each of fiscal years 1995 and 1994 and $1.2 million in fiscal 1993. The Company balances its engineering resources between development of ICR and applications development. Of the 14 software engineers, approximately 6 are involved in ICR research and development of the QuickStrokes API recognition engine. The remaining staff are involved in applications development, including the PFP and NiFaxshare products.

Products as complex as those offered by the Company, particularly the Company's QuickStrokes and PFP products, may contain undetected defects or errors when first introduced or as new versions are released. As a result, the Company has in the past and could in the future face loss or delay in recognition of revenues as a result of software errors or defects. In addition, the Company's products are typically intended for use in applications that may be critical to a customer's business. As a result, the Company expects that its customers and potential customers have a greater sensitivity to product defects than the market for software products generally. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which would have a material adverse effect upon the Company's business, operating results and financial condition.

Competition

The market for the Company's ADR products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition comes from (i) customer-developed solutions;
(ii) direct competition from companies offering ICR systems; and (iii) companies offering competing technologies capable of recognizing hand-printed characters.

It is also possible that the Company will face competition from new competitors. These include companies that are existing licensors such as HNC and OEM, systems integrators and VAR customers, such as BancTec, or dominant software companies with a presence in publishing or office automation such as Microsoft Corporation and Adobe Systems Incorporated. In addition, the Company's license agreement with HNC provides that, upon expiration of certain exclusivity periods beginning in November 1997, HNC will have the right to use certain of the core technologies used in the Company's ADR products, originally developed by HNC and acquired by the Company in 1992, to compete directly with the Company. Moreover, as the market for automated data entry and ICR software develops, a number of these or other companies with significantly greater resources that the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

The Company's QuickStrokes API products compete, to various degrees, with products produced by a number of substantial competitors including AEG, a subsidiary of Daimler Benz, Computer Gesellschaft Konstanz, a subsidiary of Siemens, and Nestor, Inc. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes API's competitors have existed longer and have far greater financial resources and industry connections than the Company.

The Company's PFP products compete against complete proprietary systems offered by software developers, such as GTESS Corporation, Symbus Technology, Inc. and Cardiff Software, Inc. In addition, PFP faces competition from providers of recognition systems that incorporate ADR technology, including in some instances, the Company's QuickStrokes API product, such as Microsystems
Technology, Inc., and National Computer Systems. Because PFP is based on the Company's proprietary QuickStrokes API engine, its competitive advantages reflect the advantages of the QuickStrokes engine. Competitors in this market offer both high and low cost systems. The Company's strategy is to position PFP to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market. Increased competition may result in price reductions, reduce gross margins and loss of market, share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, a significant percentage of the Company's revenues are attributable to sale of co-processor boards sold together with the Company's software. Anticipated increases in the microprocessor speed and power available, such as the Pentium P-6, could have the effect of reducing the demand for such co-processor boards. It is also possible that the Company's co-processor boards will have competition from semiconductor manufacturers embedding the technology on their chips. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

Employees and Labor Relations

As of September 30, 1996, the Company employed a total of 43 persons, consisting of thirteen in marketing, sales and support, 16 in research and development, eight in operations and six in finance, administration and other capacities. All employees work on a full time basis. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.   PROPERTIES

The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 12,000 square feet of leased office building space in San Diego, California. The lease on this facility expires April 30, 1998, with an option to extend the lease for an additional three years. The Company also leases a sales office facility in Sterling, Virginia. In addition, the Company leases office space used as a sales, service, and development facility in Calgary, Alberta, Canada. The Company believes that its existing facilities are adequate for its current needs and that additional space will be available as needed.

ITEM 3.   LEGAL PROCEEDINGS

There are no legal claims currently pending against the Company. The Company has, however, received a notice of a possible claim arising in connection with this offering. In January 1995, the Company entered into a contract with Heartland Financial Corp ("Heartland") for the provision of certain financial consulting services, including assisting the Company in establishing relationships with investment bankers and improving the liquidity of the Company's Common Stock. Heartland has indicated to the Company in conversations that it believes that it is entitled to a $375,000 fee in connection with a secondary public offering of the Company's Common Stock under the terms of its contract. The Company disputes this claim. The contract between Heartland and the Company requires that all disputes be arbitrated. While there can be no assurance that Heartland will not seek to arbitrate its claim against the Company or would be unsuccessful in prosecuting such a claim if it were arbitrated, the Company believes that any potential liability arising out of such a claim would be immaterial.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to security holders during the fourth quarter ended September 30, 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Company's Common Stock is traded on the Nasdaq SmallCap Market under the symbol "MITK." The following table sets forth, for the fiscal periods indicated, the high and low closing prices for the Common Stock as reported by the Nasdaq SmallCap Market. The quotations for the Common Stock traded on the Nasdaq SmallCap Market may reflect inter-dealer prices, without retail mark-up, mark-downs or commission and may not necessarily represent actual transactions.


FISCAL QUARTER               1996                           1997
                  ------------------------------------------------------------
                    LOW              HIGH            LOW              HIGH
                  ------------------------------------------------------------

1st                1.250            1.6875          .813              1.25
2nd                1.375            2.6875          .875             1.375
3rd                2.00             6.125           .938             1.188
4th                3.50             5.875          1.063             1.688


ITEM 6.   SELECTED FINANCIAL DATA

The table below sets forth selected financial data for each of the years in the five-year period ended September 30, 1996.


($000 EXCEPT PER SHARE DATA)   1996      1995      1994       1993        1992
                            ---------------------------------------------------

Sales                        $ 8,154   $ 6,633    $10,163    $13,065    $18,464
Net income (loss)              1,229       (69)    (1,058)      (902)        41
Earning (loss) per share        0.15     (0.01)     (0.15)     (0.13)      0.01
Total assets                   3,762     2,864      3,074      5,081      6,257
Long-term debt                     6        57        367        526      1,284
Stockholders' equity           2,652     1,343        809      1,818      2,720

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net Sales

Net sales were  $8,154,000,  $6,633,000 and $10,163,000 , for fiscal 1996, 1995, and 1994, respectively. The decrease in net sales in prior periods was primarily due to the decline in demand for TEMPEST products and the sale of the TEMPEST business in March 1995. TEMPEST sales for the corresponding periods were $0, $1,554,000 and $5,489,000, respectively. ADR sales for the corresponding periods were $8,154,000, $5,079,000, and $4,647,000, respectively. The increase in ADR revenue during these respective periods were primarily due to an increase in the number of systems integrators and OEMs selling the Company's ADR products.

Gross Margin

Gross margin for the fiscal years ended September 30, 1996, 1995, and 1994, were $5,371,000, $3,303,000, and $3,506,000, respectively. Stated as a percentage of net sales, gross margin for the corresponding periods were 66%, 50%, and 35%, respectively. The increase in gross margin as a percentage of net sales in each period was primarily due to the shift in product mix away from TEMPEST products, which carried a relatively low gross margin, toward relatively higher gross margin ADR products. Royalties and amortization charges resulting from the HNC acquisition are a component of gross margin and in fiscal 1996, 1995, and 1994 were $297,000, $655,000, and $753,000, respectively. All royalties payable to HNC in connection with the acquisition have been paid in full. Monthly amortization expenses related to the HNC acquisition, of $22,500, will continue until September, 1997.

Research and Development

Research and development expenses were $1,314,000, $1,004,000 and $1,024,000 for fiscal 1996, 1995, and 1994, respectively. Stated as a percentage of net sales, research and development expenses for the corresponding periods were 16%, 15%, and 10%, respectively. The increase in research and development expenses as a percentage of net sales in fiscal 1996, 1995 and 1994, were primarily due to the Company devoting an increasing percentage of its research and development expenditures to the development and enhancement of its ADR technologies.

Selling and Marketing

Selling and marketing expenses were $1,414,000, $1,388,000 and $1,513,000 for fiscal 1996, 1995 and 1994, respectively. Stated as a percentage of net sales, selling and marketing expenses for the corresponding periods were 17%, 21% and 15%, respectively. The decrease in selling and marketing expenses as a percentage of sales in the current year were attributed to the increase in net sales, while the increase in selling and marketing expenses as a percentage of net sales in prior periods were due to decline in net sales and increased costs incurred in connection with the introduction of new ADR products.

General and Administrative

General and administrative expenses were $1,186,000, $1,117,000 and $1,105,000 for fiscal 1996, 1995 and 1994. Stated as a percentage of net sales, general and administrative expenses for the corresponding periods were 15%, 17% and 11%, respectively. The decrease in expense in the current year as a percentage of net sales were attributed to the increase in net sales, while the increase in expense as a percentage of net sales in the prior periods were primarily due to a decline in net sales.

Interest Expense

Net interest expense was $91,000, $67,000 and $98,000 for fiscal 1996, 1995 and 1994, respectively. Stated as a percentage of net sales, net interest expense for the corresponding periods was 1%, 1% and 1%, respectively. The increase in interest expense in the current year reflects borrowings from a factoring institution which bears higher interest costs. Interest in fiscal 1995 and 1994 decreased primarily due to substantial decreases in average outstanding interest bearing debt.

Gain on Sale of TEMPEST

Other income consists of the gain on the sale of the TEMPEST business in March, 1995, made up of the following components: sale price ($350,000) offset by the carrying cost of inventory sold ($132,000) and costs related to the transaction ($13,000).

Income Taxes

For the fiscal year ended September 30, 1996, the Company recorded an income tax provision of $137,000. For the fiscal year ended September 30, 1995, the Company recorded $800 which represented the minimum state taxes payable. For fiscal year ended September 30, 1994, the Company recorded an income tax benefit of $223,000. Such benefits represent the carryback of net operating losses to recover taxes paid in fiscal years 1991 and 1990. The Company anticipates utilizing the balance of the two benefits in the fourth quarter of fiscal 1996 and the first quarter of fiscal 1997 and anticipates realizing the benefits of research and development credit carry forwards beginning in fiscal 1997.

Net Income (Loss)

In fiscal 1996, the Company  recorded net income of  $1,229,000.  In fiscal 1995
and  1994,  the  Company   incurred  net  losses  of  $69,000  and   $1,058,000,
respectively.

Liquidity and Capital Resources

At September 30, 1996, stockholders' equity was $2,652,000, an increase of $1,309,000 from $1,343,000 one year ago. The Company's working capital and current ratio was $1,884,000 and 2.71 at September 30, 1996, and $602,000 and
1.41 at September 30, 1995. At September 30, 1996, total liabilities to equity ratio was .419 to 1 compared to 1.13 to 1 a year earlier. As of September 30, 1996, total liabilities were $411,000 less than on September 30, 1995.

In October 1992, our bank agreed to advance an additional $1,000,000 to be used to pay for prepaid royalties and support costs in connection with the DEP (ADR) acquisition. The $1,000,000 advance was payable in monthly installments of $20,833 plus interest at prime plus 2% through November 1, 1993, at which time all unpaid principal and interest were due. On November 19, 1993, the Company refinanced the then remaining balance of $750,000. Under the refinancing, the term of the advance was extended to November 1, 1996. The outstanding balance of the advance was $-0- and $292,000 as of September 30, 1996 and 1995, respectively.

In August, 1995, the Company, while seeking conventional credit facilities, obtained a six month interim credit facility of $650,000 with a financial institution. Borrowings under the agreement accrued interest at a rate of 3% per month for amounts advanced against trade accounts receivable, with a minimum monthly interest charge of $6,500. The borrowings outstanding under this agreement totaled $-0- and $195,000 at September 30, 1996 and 1995, respectively.

Simultaneously with the pay off of the factoring line of credit in March, 1996, the Company established a $400,000 line of credit with Rancho Santa Fe Bank ("Bank") for working capital purposes. Borrowings under this line bears interest at the rate of 2 1/12% over the Bank's Prime Rate and the line of credit currently expires on February 1, 1997. The line of credit is secured by a lien on substantially all of the Company's assets. The outstanding balance was $-0-at September 30, 1996.

During fiscal years 1996 and 1995, the Company made payments against outstanding indebtedness totaling $2,302,00 and $1,067,000, respectively. The repayment of such indebtedness was funded by cash provided from operating activities.

The Company believes that together with existing cash, credit available under the credit line, cash generated from operations, along with net proceeds from its secondary offering in November, 1996, will be sufficient to finance its operation for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           CONSOLIDATED BALANCE SHEETS

                    YEARS ENDED SEPTEMBER 30, 1996 and 1995

                                                   1996               1995
                                          ------------------------------------

ASSETS
  CURRENT ASSETS:
  Cash                                         $  210,413          $  103,895
  Accounts receivable - net                     2,258,541           1,619,886
  Note receivable                                                     158,335
  Inventories                                     278,206             131,929
  Prepaid expenses and other assets               240,364              52,777
                                          -------------------------------------
     Total current assets                       2,987,524           2,066,822
  PROPERTY AND EQUIPMENT - net                    146,888             131,085
  OTHER ASSETS - Principally prepaid
     license/support fees                         628,030             666,393
                                          -------------------------------------
     TOTAL                                     $3,762,442          $2,864,300
                                          -------------------------------------
LIABILITIES AND STOCKHOLDERS EQUITY
  CURRENT LIABILITIES:
  Current portion of long-term liabilities     $    9,190          $ 267,927
  Amount payable under factoring agreement                           195,545
  Accounts payable                                472,775            722,955
  Accrued payroll and related taxes               302,037            163,789
  Other accrued liabilities                       319,973            114,803
                                          -------------------------------------
      Total current liabilities                 1,103,955          1,465,019
                                          -------------------------------------
  LONG-TERM LIABILITIES                             6,147             56,567
                                          -------------------------------------
  COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Preferred stock - $0.001 par value; 1,000,000
     shares authorized, no charges issued and
     outstanding                                       --                 --
  Common stock - $.001 par value; 20,000,000
     shares authorized, 7,782,971 and 7,727,959
     issued and outstanding in 1996 and 1995,
     respectively                                   7,783              7,728
  Additional paid-in capital                    3,503,634          3,423,072
Accumulated deficit                              (859,077)        (2,088,086)
                                           ------------------------------------
     Total stockholders' equity                 2,652,340          1,342,714
                                           ------------------------------------

TOTAL                                          $3,762,442         $2,864,300
                                           ------------------------------------



See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                            Year Ended September 30,
                                   -------------------------------------------
                                      1996          1995           1994
                                   -------------------------------------------

NET SALES                          $8,153,628    $ 6,633,176    $10,162,511
COST OF GOODS SOLD                  2,782,204      3,330,109      6,656,394
                                   -------------------------------------------
GROSS MARGIN                        5,371,424      3,303,067      3,506,117
                                   -------------------------------------------
COST AND EXPENSES:
  Research and development          1,313,951      1,004,131      1,024,321
  Selling and marketing             1,414,125      1,388,422      1,513,309
  General and administrative        1,186,170      1,117,014      1,104,972
  Tempest writedowns and accruals                                 1,046,394
  Interest - net                       91,344         66,941         97,538
                                   -------------------------------------------
      Total costs and expenses      4,005,590      3,576,508      4,786,534
                                   -------------------------------------------
OPERATING INCOME (LOSS)              1,365,834      (273,441)    (1,280,417)
                                   -------------------------------------------
OTHER INCOME                                         204,853
                                   -------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES     1,365,834      (68,588)    (1,280,417)
PROVISION (BENEFIT) FOR INCOME TAXES    136,825          800       (222,766)
                                   -------------------------------------------
NET INCOME (LOSS)                   $ 1,229,009    $ (69,388)   $ 1,057,651)
                                   -------------------------------------------
INCOME (LOSS) PER SHARE             $      0.15    $    (0.01)  $     (0.15)
                                   -------------------------------------------



See notes to consolidated financial statement

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


                                                                       Additional
                                             Common      Paid-In      Accumulated
                                             Stock       Capital        Deficit         Total
                                        ----------------------------------------------------------

Balance, September 30, 1993                 $  6,865   $ 2,772,240   $ (961,047)    $ 1,818,058
  Issuance of common stock                        15        18,735                       18,750
  Exercise of stock options                       33        29,644                       29,677
  Net loss                                                           (1,057,651)     (1,057,651)
                                        -----------------------------------------------------------

Balance, September 30, 1994                    6,913     2,820,619    2,018,698)        808,834
  Issuance of common stock through
    private placement for cash                   667       475,037                      475,704
  Issuance of common stock in connection
     with Tracs International, Inc.,
     acquisition (Note 2)                         75        78,563                       78,638
  Exercise of stock options                       73        48,853                       48,926
  Net loss                                                              (69,388)        (69,388)
                                         ----------------------------------------------------------

Balance, September 30, 1995                    7,728     3,423,072   (2,088,086)      1,342,714
  Stock warrants issued for services
        rendered                                            17,131                       17,131
  Exercise of stock options                       45        48,441                       48,486
  Exercise of warrants                            10        14,990                       15,000
   Net Income                                                         1,229,009       1,229,009
                                         -----------------------------------------------------------

Balance, September 30, 1996                $   7,783   $ 3,503,634   $ (859,077)    $ 2,652,340
                                         -----------------------------------------------------------



See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                          Twelve Months Ended September 30,
                                    -------------------------------------------
                                        1996           1995            1994
                                    -------------------------------------------

OPERATING ACTIVITIES:
   Net income (loss)                  $1,229,009    $  (69,388)    $ (1,057,651)
Adjustments to reconcile net income
  (loss) to net cash provided by
  (used in) operating activities:
   Depreciation and amortization         420,194       430,598          807,912
   Gain on sale of TEMPEST                            (204,853)
   (Gain) loss on sale of property
        and equipment                      2,822        (6,045)         (33,409)
   Common stock issued as compensation                                   42,232
Changes in assets and liabilities:
   Accounts receivable                  (638,655)      (96,813)         117,045
   Income taxes receivable                             238,950         (238,950)
   Inventories, prepaid expenses and
      other assets                      (590,959)     (133,670)       1,275,875
   Accounts payable and accrued
      expenses                           110,786      (486,175)         256,322
                                     ------------------------------------------
     Net cash provided by (used in)
        operating activities             533,197      (327,396)       1,169,376
                                     ------------------------------------------
INVESTING ACTIVITIES:
Purchases of property and equipment     (143,361)      (49,311)         (94,434)
Proceeds from sale of TEMPEST                          206,665
Proceeds from note receivable            158,335
Proceeds from sale of property &
   equipment                                             6,045           36,923
                                     ------------------------------------------
      Net cash provided by (used in)
         investing activities             14,974       163,399          (57,511)
                                     ------------------------------------------
FINANCING ACTIVITIES:
   Proceeds from bank borrowings       1,796,816       710,339
   Repayment of debt                  (2,301,955)   (1,067,053)      (1,254,437)
   Proceeds from exercise of stock
       options and warrants               63,486        48,926            6,195
   Net proceeds from sales of stock                    475,704
                                     ------------------------------------------
     Net cash provided by (used in)
        financing activities            (441,653)      167,916       (1,248,242)
                                     ------------------------------------------
NET INCREASE (DECREASE IN CASH           106,518         3,919         (136,377)
CASH AT BEGINNING OF YEAR                103,895        99,976          236,353
                                     ------------------------------------------
CASH AT END OF YEAR                    $ 210,413     $ 103,895        $  99,976
                                     ------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid for interest              $ 101,377     $  85,662        $ 131,013
                                     ------------------------------------------
   Income tax refund received          $   2,712     $ 279,903        $  71,602
                                     ------------------------------------------
   Cash paid for income taxes          $  21,263     $   2,737        $  16,184
                                     ------------------------------------------


See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition"). Through March 1995, the Company was also a systems integrator and value-added reseller of computer equipment systems to businesses and high-security governmental agencies ("Tempest") (see Note 3).

Basis of Consolidation - The consolidated financial statements include accounts of Mitek Systems, Inc. and its wholly-owned subsidiary, Mitek Systems Canada, Inc., incorporated on June 21, 1995. All intercompany transactions and balances are eliminated in consolidation.

Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of $91,146 and $32,953 at September 30, 1996 and 1995, respectively. The provision for bad debts were $99,500, $60,000 and $115,895 for the years ended September 30, 1996, 1995 and 1994, respectively.

Inventories - Inventories are recorded at the lower of cost (on a first-in, first-out basis) or market. Major classes of inventories at September 30, 1996 and 1995 were as follows:

                                             1996                 1995
                                   -------------------------------------------
Raw materials                             $  55,366            $ 36,929
Work-in-process                                                  42,970
Finished Goods                              222,840              52,030
                                   -------------------------------------------
    Total                                  $278,206            $131,929
                                   -------------------------------------------

Property and Equipment - Following is a summary of property and equipment as of September 30, 1996 and 1995.

                                               1996                1995
                                   --------------------------------------------
Property and equipment - at cost
   Equipment                                $ 937,560           $1,055,877
   Furniture and fixtures                      59,136               61,772
   Leasehold improvements                      52,985               52,985
                                   --------------------------------------------
                                            1,049,681            1,170,634
Less: accumulated depreciation and
amortization                                  902,793            1,039,549
                                   --------------------------------------------
     Total                                  $ 146,888            $ 131,085
                                   --------------------------------------------


Depreciation and Amortization - Depreciation and amortization of property and equipment and prepaid license/support fees are provided using the straight-line method over estimated useful lives ranging from two to five years. Depreciation and amortization of property and equipment totaled $124,736, $153,691 and $352,543 for the years ended September 30, 1996, 1995 and 1994, respectively. Amortization of prepaid license/support fees totaled $295,458, $276,908 and $455,369 for the years ended September 30, 1996, 1995 and 1994, respectively.

Warranty - The Company accrues a warranty cost for all products sold. At September 30, 1996 and 1995, other accrued liabilities included an accrued warranty liability of $55,000 and $19,176, respectively. Warranty expense was $2,642, $-0- and $44,429 for the years ended September 30, 1996, 1995 and 1994, respectively.

Revenue Recognition - Revenue from product sales is generally recognized upon shipment.

Research and Development - Research and development costs are expensed in the period incurred.

Income Taxes - Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes". There was no material cumulative effect of adopting FAS No. 109 and no material effect on the effective tax rate for fiscal 1994.

Income (Loss) Per Share - Income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Outstanding stock options are included as common equivalents using the treasury stock method when the effect is dilutive. The weighted average number of shares used in determining income (loss) per share was 8,202,753 in 1996; 7,285,788 in 1995; and 6,877,425 in 1994.

Statements of Cash Flows - Significant non-cash investing and financing activities were comprised of the following:

                                                   Year Ended September 30,
                                            -----------------------------------
                                              1996        1995          1994
                                            -----------------------------------

Conversion of deferred rent to short-term
   obligation due to lease termination                                $198,762
Note receivable for the sale of the Tempest
   product line and related assets                        $350,000
   (Note 3)
Shares exchanged for the assets and assumed
    liabilities for TRACS International,
    Inc. (Note 2)                                           78,638


Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

New Accounting Standards - In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation", which will be effective for the Company beginning October 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Corporations are permitted, however, to continue to apply Accounting Principles Board ("APB) Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclosed the required pro forma effect on net income and earnings per share.

Reclassifications - Certain prior years balances have been reclassified to conform to the 1996 presentation.

2.   ACQUISITION

On June 21, 1995, the Company purchased substantially all of the assets and assumed the liabilities of Tracs International, Inc., a Calgary, Canada based developer of local area network facsimile servers. The purchase price included 75,000 unregistered shares of the Company's common stock and a 5% royalty on facsimile related sales for a maximum period of three years or a maximum amount of $300,000. Additional issuances of the Company's common shares may occur, contingent upon the exceeding of certain revenue targeted during a six month period following release from beta testing of a new product. The purchase resulted in $136,250 of goodwill, to be amortized over 60 months

3.   SALE OF TEMPEST BUSINESS

On March 17, 1995, the Company sold its Tempest business for $350,000. The Company recognized a gain on this sale of $204,853 which is recorded as other income in the consolidated statement of operations.

4.   STOCKHOLDERS' EQUITY

Options - The Company has two stock option plans for executives and key individuals who make significant contributions to the Company. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualified options. For both plans, options must be granted at fair market value and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock of the Company are excluded from the plans. The 1986 plan expired on September 8, 1996. A 1996 Stock Option Plan replaced the expired plan. The 1996 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Remaining terms are the same as the expired plan.

Information concerning all stock options granted by the Company for the years ended September 30, 1996, 1995 and 1994 is as follows:


                                             Shares              Price Range
                                     ------------------------------------------
Balance, September 30, 1993                  872,334           $ .656 - 2.250
Granted                                      357,500            1.160 - 1.340
Exercised                                    (32,369)            .656 - 1,810
Cancelled                                   (404,465)            .656 - 2.250
                                     ------------------------------------------

Balance, September 30, 1994                  793,000             .656 - 2.250
Granted                                       81,000            1.090 - 1.250
Exercised                                    (72,947)            .656 - 1.159
Cancelled                                   (245,553)            .656 - 2.250
                                     ------------------------------------------

Balance, September 30, 1995                  555,500             .656 - 2.250
Granted                                      292,250            1.375 - 3.680
Exercised                                    (45,012)            .670 - 1.380
Cancelled                                    (61,154)           1.219 - 2.750
                                     ------------------------------------------

Balance, September 30, 1996                  741,584           $ .656 - 3.680
                                     ------------------------------------------



At September 30, 1996, options for 1,000,000 and 62,973 shares remained available for granting under the 1996 and 1988 stock option plans, respectively. At September 30, 1996, options for 463,041 shares were exercisable.

Sale of Common stock - The Company undertook a private placement stock offering during the second and third quarters of 1995 in which 666,999 shares of common stock were issued, with net proceeds of $475,704.

5.   NOTES PAYABLE - BANK

At September 30, 1995, the Company had $291,667 outstanding on an advance made by a bank under a refinancing agreement at an interest rate of prime plus 2%. The advance was paid-off in full during the year ended September 30, 1996.

The Company has a $400,000 line of credit agreement with a bank which bears an interest rate of prime plus 2-1/2% and expires on February 1, 1997. At September 30, 1996, the Company had no outstanding borrowings on the line.

6.   FACTORING AGREEMENT

In September 1995, the Company entered into a receivable factoring agreement with a finance company. Under the agreement, the finance company agreed to finance receivables from the Company up to a maximum of $650,000. The finance fee is calculated by taking 10% of the gross face value of the transferred receivables for every 10 day period from the date the receivables are transferred until such receivables are collected, subject to a minimum finance fee of $6,500 per month. Such agreement expired in March 1996 and was not renewed.

7.   INCOME TAXES

For the years ended September 30, 1996, 1995 and 1994, the Company's provision (benefit) for income taxes were as follows:


                                    1996              1995              1994
                            ---------------------------------------------------
Federal - current               $  98,588                           $(227,000)
State - current                    38,237           $  800              4,234
                            ---------------------------------------------------
Total                            $136,825           $  800          $(222,766)
                            ---------------------------------------------------


The federal benefit for fiscal year 1994 represents the carryback of net operating losses to recover taxes paid in prior periods.

There was no provision for deferred income taxes in 1996, 1995 or 1994. Under FAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets as of September 30, 1996 and 1995 are as follows:

                                                  1996              1995
                                          -------------------------------------

Deferred tax assets:
   Reserves not currently deductible          $  63,000          $  21,000
   Book depreciation and amortization in
      excess of tax                              85,000            108,000
   Research credit carryforwards                529,000            529,000
   AMT credit carryforwards                      29,000
   Net operating loss carryforwards              60,000            838,000
   Capitalized research and development costs    85,000             24,000
   Uniform capitalization                       266,000
   Other                                        176,000            148,000
                                           ------------------------------------
Total deferred tax assets                     1,293,000          1,668,000
Valuation allowance for net deferred
    tax assets                               (1,293,000)        (1,668,000)
                                           ------------------------------------
Total                                         $       0         $        0
                                           ------------------------------------


The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 1996 and 1995 due to uncertainties regarding the realization of such assets.

The research credit and net operating loss carryforwards expire during the years 2004 to 2010. The Federal net operating loss carryforward at September 30, 1996 totaled $176,000.

The differences between the provision (benefit) for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:


                                               1996        1995         1994
                                             ----------------------------------

Amount computed using statutory rate (34%) $464,384 $(23,320) $(435,342) Net change in valuation reserve for deferred
    tax assets                                (375,292)    23,320      203,829
Nondeductible items                              9,496                   4,513
State income taxes                              38,237        800        4,234
                                             ----------------------------------
Provision (benefit) for income taxes          $138,825    $   800    $(222,766)
                                             ----------------------------------


8.   LONG-TERM LIABILITIES

As of September 30, 1996 and 1995, long-term liabilities were as follows:

                                                   1996               1995
                                           ------------------------------------
Capital lease obligations (see Note 10)          $ 13,904          $ 31,831
Deferred rent payable (see Note 10)                 1,433               996
Notes payable - bank (see Note 6)                                   291,667
                                           ------------------------------------
                                                   15,337           324,494
Less current portions                              (9,190)         (267,927)
                                           ------------------------------------
Total                                            $  6,147          $ 56,567
                                           ------------------------------------


The following property and equipment is leased under non-cancellable capital leases as of September 30, 1996 and 1995.

                                                    1996               1995
                                           ------------------------------------
Equipment                                        $ 26,254          $ 133,751
Less accumulated depreciation                      (9,284)          (100,274)
                                           ------------------------------------
Total                                            $ 16,970          $  33,477
                                           ------------------------------------

9.   COMMITMENTS AND CONTINGENCIES

Leases - The Company's offices and manufacturing facilities are leased under non-cancellable operating leases. The primary facilities lease expires on April 30, 1998, at which time the lease is renewable at current market rates.

Future annual minimum rental payments under non-cancellable leases are as follows:

                                               Operating           Capital
                                                 Leases             Leases
                                       ----------------------------------------

Year Ending September 30:
1997                                             $134,938           $ 11,220
1998                                               84,228              4,993
1999                                                2,153
2000
2001
                                        ---------------------------------------
Total                                             221,319             16,213
Less amount representing interest                                      2,309
                                        ---------------------------------------
Present value of minimum lease payments          $221,319           $ 13,904
                                        ---------------------------------------


Rent expense for operating leases for the years ended September 30, 1996, 1995 and 1994 totalled $159,249, $62,509 and $480,996, respectively.

10.  PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues - During fiscal years 1996 and 1995 the Company's revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales, are summarized as follows:


                                              Year Ended September 30,
                                 ----------------------------------------------
                                   1996             1995              1994
                                 ----------------------------------------------

Tempest                                              22%               54%
Character recognition               94%              74%               45%
Other                                6%               4%                1%

Sales Concentrations - For the years ended September 30, 1996, 1995 and 1994, the Company had the following sales concentrations:

                                        1996           1995            1994
                                     ------------------------------------------

U.S. government and its agencies
   * Percent of total sales               7%             16%             11%
Non-governmental customers to
which sales were in excess of 10%
of total sales
   * Number of customers                  2%              2%              1%
   * Aggregate percentage of sales       33%             25%             21%
Foreign Sales - primarily Europe         31%             21%             13%


11.  OFFERING COSTS

Through September 30, 1996, the Company incurred $185,000 of direct incremental costs, consisting primarily of legal and accounting services, in connection with a proposed public offering of its common stock which is expected to be completed in the first quarter of fiscal 1997. Such costs have been capitalized at September 30, 1996 and will be netted against the proceeds received from the offering.

12.  SUBSEQUENT EVENT

Effective October 11, 1996, the Company purchased certain technologies from Instant Information Deutschland (IID), a Munich, Germany based value-added distributor of Mitek Networks. The purchase price was $257,000; $87,000 payable in cash and the relief of all debt owed to Mitek by IID in the amount of $170,000. As part of the purchase, the Company has exclusive licensing rights to use copyrights associated with the purchased technology. The licensing rights are freely transferable, worldwide and royalty-free. The purchase will enable the Company to sell certain technologies directly into the German marketplace which were previously distributed by IID. The carrying value will be amortized over the estimated life of the purchased technology.

INDEPENDENT AUDITORS' REPORT


Mitek Systems, Inc.:

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (the "Company") as of September 30, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

San Diego, California
November 1, 1996


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Registrant is incorporated by reference from the Proxy Statement for the 1996 Annual Meeting of Stockholders (the "1996 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

Incorporated by reference from the information contained in the 1996 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Incorporated by reference from the information contained in the 1996 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K

(a) (1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 1996:

     Independent Auditors' Report

     Balance Sheets - September 30, 1996 and 1995

     Statements of Operations - For the Years Ended September 30, 1996, 1995 and 1994

     Statements of Changes in Stockholders' Equity - For the Years Ended September 30, 1996, 1995 and 1994.

     Statements of Cash Flows - For the Years Ended September 30, 1996, 1995 and 1994.

     Notes to Financial Statements - For the years Ended September 30, 1996, 1995 and 1994

With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 1996, is not to be deemed to be filed as part of this report.

(2) Financial Statement Schedules:

None

(3) Exhibits (All items marked with an asterisk are incorporated by reference from the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987; if marked by two asterisks, items are incorporated by reference from the Registrant's report on Form 8-K, filed December 7, 1992):

     3.1 Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended.*

     3.2  Bylaws of Mitek Systems, Inc. as Amended and Restated.*

     10.1 License Agreement as of November 25, 1992 by and between HNC, Inc. and Mitek Systems, Inc.**

     23   Independent Auditors' Consent

Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 1996.

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 19, 1996            MITEK SYSTEMS, INC.

                                     By: /s/ Barbara Hurlstone
                                        Barbara Hurlstone, Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John M. Thornton       Chairman of the Board              November 19, 1996
John M. Thornton

/s/ John F. Kessler        Director and President and Chief   November 19, 1996
John F. Kessler            Executive Officer (Principal
                           Executive Officer)

/s/ Gerald I. Farmer       Executive Vice President,          November 19, 1996
Gerald I. Farmer           Director

/s/ Daniel E. Steimle      Director                           November 19, 1996
Daniel E. Steimle

/s/ Sally B. Thornton      Director                           November 19, 1996
Sally B. Thornton

/s/ James B. DeBello       Director                           November 19, 1996
James B. DeBello

/s/ Barbara Hurlstone      Secretary and Treasurer            November 19, 1996
Barbara Hurlstone          (Principal Financial Officer)

                               MITEK SYSTEMS, INC.

                                INDEX TO EXHIBITS


EXHIBIT               EXHIBIT                                     SEQUENTIALLY
NO.                                                               NUMBERED PAGE
3.1        Certificate of Incorporation of Mitek Systems of           *
           Delaware, Inc. (now Mitek Systems, Inc.), a
           Delaware corporation, as amended
3.2        Bylaws of Mitek Systems, Inc. as Amended and               *
           Restated
10.1       License Agreement as of November 25, 1992 by               **
           and between HNC, Inc. and Mitek Systems, Inc.
23         Independent Auditors' Consent                              ---

____________________

* Incorporated by reference from the exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

** Incorporated by reference from the exhibits to Registrant's Report on Form 8-K, filed December 7, 1992.