Form 10-K/A
period 1996-09-30
MITEK SYSTEMS INC
filed 1997-01-14
CIK 807863

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

     27   Financial Data Schedule

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
23         Independent Auditors' Consent                              ---
27         Financial Data Schedule
____________________

* Incorporated by reference from the exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

** Incorporated by reference from the exhibits to Registrant's Report on Form 8-K, filed December 7, 1992.