Form 10-Q
period 1996-12-31
MITEK SYSTEMS INC
filed 1997-02-14
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC. 20549

                                 FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1996 or
                                    -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------

                         MITEK SYSTEMS, INC.
     -----------------------------------------------------------
        (Exact name of registrant as specified in its charter)

                DELAWARE                          87-0418827
     -------------------------------         -------------------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)          Identification No.)

       10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA 92131
     ----------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   -----------------------

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

               Yes X   No    .
                  ----   ----

     There were 10,075,874 shares outstanding of the registrant's Common Stock as of January 31, 1997.

                        PART I:  FINANCIAL INFORMATION
                             MITEK SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                               December 31,       September 30,
                                                   1996               1996
                                               ------------       -------------
ASSETS
CURRENT ASSETS:
Cash                                           $  4,099,227       $     210,413
Accounts receivable-net                           2,196,123           2,258,541
Inventories                                         198,355             278,206
Prepaid expenses                                    136,406             240,364
                                               ------------       -------------
Total current assets                              6,630,111           2,987,524
                                               ------------       -------------
PROPERTY AND EQUIPMENT-at cost                    1,100,605           1,049,678
Less accumulated depreciation
     and amortization                               932,449             902,790
                                               ------------       -------------
Property and equipment-net                          168,156             146,888
                                               ------------       -------------
PREPAID LICENSE AND
OTHER ASSETS                                        553,212             628,030
                                               ------------       -------------

TOTAL                                          $  7,351,479       $   3,762,442
                                               ------------       -------------
                                               ------------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term liabilities       $      9,700       $       9,190
Accounts payable                                    221,533             472,755
Accrued payroll and related taxes                   164,239             302,037
Other accrued liabilities                           183,683             319,973
                                               ------------       -------------
Total current liabilities                           579,155           1,103,955
                                               ------------       -------------

LONG-TERM LIABILITIES                                 3,371               6,147
                                               ------------       -------------

COMMITMENTS

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  no shares issued and outstanding

Common stock - $.001 par value;
  20,000,000 shares authorized;
  10,073,638 and 7,782,971 issued and
  outstanding, respectively                          10,073               7,783
Additional paid-in capital                        7,905,117           3,503,634
Accumulated deficit                              (1,146,237)           (859,077)
                                               ------------       -------------
Total stockholders' equity                        6,768,953           2,652,340
                                               ------------       -------------
TOTAL                                          $  7,351,479       $   3,762,442
                                               ------------       -------------
                                               ------------       -------------

                        MITEK SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                                     THREE MONTHS ENDED
                                                        December 31,
                                                     1996           1995
                                                  -----------    -----------
NET SALES                                         $ 1,100,932    $ 1,825,452

COST OF GOODS SOLD                                    400,993        740,061
                                                  -----------    -----------
GROSS MARGIN                                          699,939      1,085,391
                                                  -----------    -----------

COSTS AND EXPENSES:
Selling and marketing                                 425,611        303,554
General and administrative                            302,915        355,016
Research and development                              304,196        267,763
Interest - net                                        (13,623)        48,231
                                                  -----------    -----------
Total costs and expenses                            1,019,099        974,564
                                                  -----------    -----------

INCOME (LOSS) BEFORE
     INCOME TAXES                                    (319,160)       110,827
PROVISION (BENEFIT) FOR
     INCOME TAXES                                     (32,000)        22,165
                                                  -----------    -----------
NET INCOME (LOSS)                                 $  (287,160)   $    88,662
                                                  -----------    -----------
                                                  -----------    -----------

EARNINGS (LOSS)
     PER SHARE:
Common and Common
     equivalent shares                            $      (.03)   $       .01
                                                  -----------    -----------
                                                  -----------    -----------

WEIGHTED AVERAGE
COMMON AND COMMON
     EQUIVALENT SHARES                              9,803,047      7,835,458
                                                  -----------    -----------
                                                  -----------    -----------

See notes to financial statements.

                        MITEK SYSTEMS, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                 Three Months Ended December 31,
                                                       1996             1995
                                                   ------------      ----------
OPERATING ACTIVITIES:
    Net income (loss)                              $   (287,160)     $   88,662
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Depreciation and amortization                       104,477         109,960
      Change in operating assets and liabilities:
        (Increase) in accounts receivable                62,418        (390,692)
        Decrease in inventory and prepaid expense       183,809           6,523
        Decrease in accounts payable and
          accrued expenses                             (525,282)        (50,572)
                                                   ------------      ----------
     Net cash used in operating activities             (461,738)       (236,119)
                                                   ------------      ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment                   (50,927)        (12,726)
                                                   ------------      ----------
  Net cash used in investing activities                 (50,927)        (12,726)
                                                   ------------      ----------


FINANCING ACTIVITIES:
  Proceeds from borrowings                              150,000         549,435
  Repayment of notes payable and
    long-term liabilities                              (152,294)       (436,082)
  Proceeds from note receivable                               0          95,406
  Proceeds from exercise of stock options,
    warrants and secondary offering                   4,403,773             177
                                                   ------------      ----------
Net cash provided by financing activities             4,401,479         208,936
                                                   ------------      ----------

NET INCREASE (DECREASE) IN CASH                       3,888,814         (39,909)

CASH AT BEGINNING OF PERIOD                             210,413         103,895
                                                   ------------      ----------

CASH AT END OF PERIOD                              $  4,099,227      $   63,986
                                                   ------------      ----------
                                                   ------------      ----------

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

     Results for the three months ended December 31, 1996 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

     Inventories are summarized as follows:

                                      December 31, 1996   September 30, 1996
                                      -----------------   ------------------
        Raw materials                    $    88,195         $    55,366
        Work in process                       19,747
        Finished goods                        90,413             222,840
                                         -----------         -----------
        Total                            $   198,355         $   278,206
                                         -----------         -----------
                                         -----------         -----------

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Earnings Per Share

     Earnings per share amounts are computed based on the weighted average shares outstanding during the periods which include any delutive stock options and warrants.

D.   Sale of Common Stock

     In the first quarter of fiscal year 1997, the Company undertook a secondary public stock offering in which a total of 2,250,000 shares of common stock were sold at $2.25 per share, providing the Company with net proceeds of $4,352,590.

                             MITEK SYSTEMS, INC.
                       NOTES TO FINANCIAL STATEMENTS
                                  Continued


E.   Commitments

     The Company's offices and manufacturing facilities are leased under non-cancellable operating leases. The primary facilities lease expires on April 30, 1998, at which time the lease is renewable at current market rates.

     Year ending September 30:

          1997                                $    97,965
          1998                                     58,457
          1999                                      2,153
                                              -----------
          Total                               $   158,575
                                              -----------
                                              -----------

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                         RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 1996 and 1995

     NET SALES.     Net sales for the three month period ended December 31,
1996 were $1,101,000 compared to $1,825,000 for the same period in 1995, a decrease of $724,000 or 39.7%. The decrease is the result of order delays certain customers experienced in finalizing contracts.

     GROSS MARGIN. Gross margin for the three month period ended December 31, 1996 was $700,000 compared to $1,085,000 for the same period in 1995, a decrease of $385,000, or 35.5%. The decrease relates to reductions in revenues. As a percentage of sales, gross margin increased from 59.5% of sales in the three month period ended December 31, 1995 to 63.6% of sales in the same period in 1996. This increase is attributable to a change in sales product mix.

     RESEARCH AND DEVELOPMENT.   Research and development expenses for the
three months ended December 31, 1996 were $304,000 compared to $268,000 for the same period in 1995, an increase of $36,000 or 13.4%. This increase is primarily due to reduction of time spent on revenue generating government contract work, as well as additions to staff for new product development. As a percentage of net sales, research and development expenses increased to 27.6% for the three months of fiscal 1996 compared to 14.7% for the three months of fiscal 1995. The increase was primarily due to the decrease net sales, as the actual dollar amount spent on research and development increased insignificantly.

     SELLING AND MARKETING.   Selling and marketing expenses for the three
months ended December 31, 1996 were $426,000 compared to $304,000 for the same period in 1995, an increase of $122,000, or 40.1%. As a percentage of net sales, selling and marketing expenses increased to 38.7% for the three months ended December 31, 1996 compared to 16.6% for the three months ended December 31, 1995. The increase relates to additions to staff, opening of two sales offices, as well as increased product promotion and advertising campaigns.

     GENERAL AND ADMINISTRATIVE.   General and administrative expenses for
the three months ended December 31, 1996 were $303,000 compared to $355,000 for the same period in 1995, a decrease of $52,000, or 14.6%. As a percentage of net sales, general and administrative expenses increased to 27.5% for the first three months of fiscal 1997 compared to 19.5% for the first three months of fiscal 1995. The increase was primarily due to reduction in revenues, as costs relating to consulting and bad debt expenses were significantly lower than in the same period in the prior period.

     INTEREST EXPENSE (INCOME) Interest expense (income) for the three months ended December 31, 1996 was $(14,000) compared to $48,000 for the same period in 1995, a decrease of $62,000, or 129.2%. The decrease was due to interest earned on cash raised in the secondary common stock public offering as mentioned in item D. in the Notes to Financial Statements section.

     PROVISION FOR INCOME TAXES.   The provision for income tax benefit or
expense for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, stockholders' equity was $6,769,000, an increase of $4,117,000 from September 30, 1996. The Company's working capital and current ratio was $6,051,000 and 11.45 to 1 at December 31, 1996 compared to $1,884,000 and 2.71 to 1 at September 30, 1996, respectively.

At December 31, 1996, the total liabilities to equity ratio was 0.086 to 1 compared to .419 to 1 at September 30, 1996. As of December 31, 1996, the Company's total liabilities were $528,000 less than September 30, 1996.

Components of working capital with significant changes during the three months ended December 31, 1996 were: Cash, Inventory and Accounts Payable. Compared to September 30, 1996, the components changed as follows:

     Cash - Increased $3,889,000 primarily because of proceeds received from the secondary public common stock offering.

     Inventory - Decreased $80,000 due to adequate inventory levels at Sept. 30, 1996 to support shipments in the first quarter.

     Accounts Payable - Decreased by $251,000 because of payments made in the first quarter with cash generated from financing activities combined with reductions on procurement of inventory materials.

In March, 1996 the Company achieved a line of credit financing with a bank in the amount of $400,000, with interest rate charges of 2.5% over prime lending rates. This financing arrangement was renewed on February 3, 1997 and expires February 3, 1998. As of December 31, 1996, there was no outstanding balance on the line of credit.

The Company believes it will have sufficient cash flow generated from financing activities, operations and existing credit facilities to meet its operational needs in the coming year.

                           PART II - OTHER INFORMATION


Item 4. The annual meeting of stockholders was held on February 11, 1997. Brought to vote were the election of Directors for the ensuing year. With 91.20% of shares represented at the meeting, all Directors from the prior year were re-elected. They are: John M. Thornton, Chairman, John F. Kessler, Daniel E. Steimle, James B. DeBello, Gerald I. Farmer and Sally B. Thornton.

Item 6.     Exhibits and Reports on Form 8-K

     a.     The exhibits are on Form 8-K:  None

     b.     Reports on Form 8-K: 1996 Stock Option Plan

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MITEK SYSTEMS, INC.
                                       (Registrant)



Date: February 12, 1997
                                       -----------------------------------
                                       John Kessler, President and
                                       Chief Executive Officer


Date: February 12, 1997
                                       -----------------------------------
                                       Gerald I. Farmer, Executive Vice
                                       President and Assistant Treasurer