Form 10-Q
period 1997-03-31
MITEK SYSTEMS INC
filed 1997-05-12
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549


                                  FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ------------------------------------

                               MITEK SYSTEMS, INC.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                      87-0418827
-------------------------------                   ---------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA         92131
--------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   ---------------

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

                 Yes [X]  No _.

  There were 10,087,373 shares outstanding of the registrant's Common Stock as of May 8, 1997.

          PART I:  FINANCIAL INFORMATION
               MITEK SYSTEMS, INC.
           CONSOLIDATED BALANCE SHEETS
                  (Unaudited)

                                           March 31,   September 30,
                                             1997          1996
                                          ----------   -------------
ASSETS
CURRENT ASSETS:
Cash                                      $3,490,905   $  210,413
Accounts receivable-net                    3,020,744    2,258,541
Inventories                                  219,873      278,206
Prepaid expenses                             146,326      240,364
                                          ----------   ----------
Total current assets                       6,877,848    2,987,524
                                          ----------   ----------

PROPERTY AND EQUIPMENT-at cost             1,136,811    1,049,678
Less accumulated depreciation
 and amortization                            961,236      902,790
                                          ----------   ----------
Property and equipment-net                   175,575      146,888
                                          ----------   ----------

PREPAID LICENSE AND
OTHER ASSETS                                 528,393      628,030
                                          ----------   ----------

TOTAL                                     $7,581,816   $3,762,442
                                          ----------   ----------
                                          ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term
 liabilities                              $    9,413        9,190
Accounts payable                             254,857      472,755
Accrued payroll and related
 taxes                                       227,876      302,037
Other accrued liabilities                    205,593      319,973
                                          ----------   ----------
Total current liabilities                    697,739    1,103,955
                                          ----------   ----------

LONG-TERM LIABILITIES                          1,326        6,147
                                          ----------   ----------

COMMITMENTS (NOTE E)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
  1,000,000 shares authorized;
  no shares issued and outstanding
Common stock - $.001 par value;
 20,000,000 shares authorized;
 10,087,373 and 7,782,971 issued and
 outstanding, respectively                    10,087        7,783
Additional paid-in capital                 7,814,150    3,503,634
Accumulated deficit                        (941,486)    (859,077)
                                          ----------   ----------
Total stockholders' equity                 6,882,751    2,652,340
                                          ----------   ----------
TOTAL                                     $7,581,816   $3,762,442
                                          ----------   ----------
                                          ----------   ----------

See notes to consolidated financial statements

                  MITEK SYSTEMS, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS
                     (Unaudited)


                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                   March 31,             March 31,
                               1997        1996       1997        1996
                               ----        ----       ----        ----
NET SALES                  $1,875,247  $1,923,829  $2,976,179  $3,749,282

COST OF GOODS SOLD            481,227     736,367     882,220   1,476,429
                           ----------  ----------  ----------  ----------
GROSS MARGIN                1,394,020   1,187,462   2,093,959   2,272,853
                           ----------  ----------  ----------  ----------

COSTS AND EXPENSES:
Selling and marketing         509,479     283,029     935,090     586,583
General and administrative    372,289     258,172     675,204     613,188
Research and development      320,336     319,482     624,532     587,245
Interest (income) expense     (35,678)     33,476     (49,301)     81,707
                           ----------  ----------  ----------  ----------
Total costs and expenses    1,166,426     894,159   2,185,525   1,868,723
                           ----------  ----------  ----------  ----------
INCOME (LOSS) BEFORE
 INCOME TAXES                 227,594     293,303     (91,566)    404,130
INCOME TAX EXPENSE
 (BENEFIT)                     22,843      38,000      (9,157)     60,165
                           ----------  ----------  ----------  ----------
NET INCOME (LOSS)          $  204,751   $ 255,303    $(82,409) $  343,965
                           ----------  ----------  ----------  ----------
                           ----------  ----------  ----------  ----------
NET INCOME (LOSS)
 PER SHARE:
Common and Common
 equivalent shares         $      .02   $     .03    $   (.01) $      .04
                           ----------  ----------  ----------  ----------
                           ----------  ----------  ----------  ----------
WEIGHTED AVERAGE
COMMON AND COMMON
 EQUIVALENT SHARES         10,161,555   7,952,297   9,458,395   7,898,307
                           ----------  ----------  ----------  ----------
                           ----------  ----------  ----------  ----------

See notes to consolidated financial statements.

               MITEK SYSTEMS, INC.
      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (Unaudited)



                                                      Six Months Ended March 31,
                                                           1997         1996
                                                           ----         ----
OPERATING ACTIVITIES:
  Net income (loss)                                      $ (82,409)   $ 343,965
 Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
  Depreciation and amortization                            210,462      218,650
 Changes in operating assets and liabilities
  Increase in accounts receivable                         (762,203)    (275,972)
  (Increase) decrease in inventory and prepaid
    expense                                                102,371     (146,242)
  Increase (decrease) in accounts payable and
  accrued expenses                                        (406,555)     223,655
                                                         ---------    ---------
Net cash provided by (used in) operating activities       (938,126)     364,056
                                                         ---------    ---------

INVESTING ACTIVITIES:
 Purchases of property and equipment                       (89,488)     (29,166)
                                                         ---------    ---------
Net cash used in investing activities                      (89,488)     (29,166)
                                                         ---------    ---------

FINANCING ACTIVITIES:
 Proceeds from borrowings                                  150,000    1,506,816
 Repayment of notes payable and long-term
        liabilities                                       (154,482)  (1,806,274)
 Proceeds from note receivable                                   0      158,335
 Net proceeds from exercise of stock options,
       warrants and secondary offering                   4,312,820        3,528
                                                         ---------    ---------
Net cash provided by financing activities                4,308,106      137,595
                                                         ---------    ---------

NET INCREASE IN CASH                                     3,280,492      197,295

CASH AT BEGINNING OF PERIOD                                210,413      103,895
                                                         ---------    ---------

CASH AT END OF PERIOD                                   $3,490,905   $  301,190
                                                         ---------    ---------
                                                         ---------    ---------


See notes to consolidated financial statements

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

   Results for the three and six months ended March 31, 1997 and 1996 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B. Inventories

   Inventories are summarized as follows:
                              March 31, 1997  September 30, 1996
                              --------------  ------------------
       Raw materials           $    70,287       $    55,366
       Work in process                 130                 0
       Finished goods              149,456           222,840
                               -----------       -----------
       Total                   $   219,873       $   278,206
                               -----------       -----------
                               -----------       -----------

   Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C. Net Income (Loss) Per Share

   Net income (loss) per share amounts are computed based on the weighted average shares outstanding during the periods which include any delutive stock options and warrants.

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the second quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its Net Income (Loss) Per Share.

D. Sale of Common Stock

   In the first quarter of fiscal year 1997, the Company undertook a secondary public stock offering in which a total of 2,250,000 shares of common stock were sold at $2.25 per share, providing the Company with net proceeds of $4,244.098.

                      MITEK SYSTEMS, INC.
                   NOTES TO FINANCIAL STATEMENTS
                           Continued


E. Commitments

   In April, 1997, the Company entered into a exclusive worldwide license agreement for $650,000 cash, and entered into a cross investment commitment of $1,000,000 in Company common stock, with Parascript, LLC of Boulder, Colorado.

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
                               -----------
                               -----------

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Comparison of Six Months Ended March 31, 1997 and 1996

   NET SALES.     Net sales for the three month period ended March 31, 1997
were $1,875,000, compared to $1,924,000 for the same period in 1996, a decrease of $49,000 or 2.5%. Net sales for the six month period ended March 31, 1997, were $2,976,000 compared to $3,749,000 for the same period in the prior year, a decrease of $773,000, or 20.6%.

   GROSS MARGIN.    Gross margin for the three month period ended March 31,
1997 was $1,394,000 compared to $1,187,000 for the same period in 1996, an
increase of $207,000, or 17.4%.   As a percentage of net sales, gross margin
increased from 60.6% of sales in the six month period ended March 31, 1996 to 70.4% of net sales in the same period in 1997. The increases in both periods were primarily due to product mix.

   RESEARCH AND DEVELOPMENT.   Research and development expenses for the six
months ended March 31, 1997 were $625,000 compared to $587,000 for the same period in 1996, an increase of $38,000 or 6.5%. As a percentage of net sales, research and development expenses increased to 21% for the first six months of fiscal 1997 compared to 15.7% for the first six months of fiscal 1996. The increases were primarily due to new product development

   SELLING AND MARKETING.   Selling and marketing expenses for the six months
ended March 31, 1997 were $935,000 compared to $587,000 for the same period in 1996, an increase of $348,000, or 59.3%. As a percentage of net sales, selling and marketing expenses increased to 31.4% for the first six months ended March 31, 1997 compared to 15.7% for the first six months ended March 31, 1996. The increase was primarily due to advertising, promotion, staff additions and outside consulting costs.

   GENERAL AND ADMINISTRATIVE.   General and administrative expenses for the
six months ended March 31, 1997 were $675,000 compared to $613,000 for the same period in 1996, an increase of $62,000, or 10.1%. As a percentage of net sales, general and administrative expenses increased to 22.7% for the first six months of fiscal 1997 compared to 16.4% for the first six months of fiscal 1996. The increase was primarily due to staff additions and legal fees.

   INTEREST  (INCOME) EXPENSE.   Interest income for the six months ended
March 31, 1997 was ($49,000) compared to interest expense of $82,000 for the same period in 1996, a decrease of $131,000, or 160%. The decrease in expense is due to no bank borrowings primarily because of sufficient cash received from the secondary public offering which in turn generated interest income.

   INCOME TAX EXPENSE (BENEFIT):   The provision for income tax benefit or
expense for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 1997, stockholders' equity was $6,883,000, an increase of $4,230,000 from September 30, 1996. The Company's working capital and current ratio was $6,180,000 and 9.86 to 1 at March 31, 1997 compared to $1,884,000 and
2.71 to 1 at September 30, 1996, respectively.

At March 31, 1997, the total liabilities to equity ratio was 0.10 to 1 compared to .419 to 1 at September 30, 1996. As of March 31, 1997, the Company's total liabilities were $411,000 less than September 30, 1996.

Components of working capital with significant changes during the six months ended March 31 1997 were: Cash, Accounts Receivable and Accounts Payable. Compared to September 30, 1996, the components changed as follows:

   Cash - Increased $3,280,000 primarily because of proceeds received from financing activities.

   Accounts Receivable - Increased $762,000 primarily because of increase in sales in the last month of the quarter combined with longer payment cycle extended on a substantial order.

   Accounts Payable - Decreased by $218,000 because of payments made in the second quarter with cash generated from financing activities combined with reductions on procurement of inventory materials.

In March, 1996 the Company obtained line of credit financing with a bank in the amount of $400,000, with interest rate charges of 2.5% over prime lending rates. This financing arrangement was renewed on February 3, 1997 and expires February 3, 1998. As of March 31, 1997, there was no outstanding balance on the line of credit.

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

         Also voted on and approved by shareholders was the Corporation's 1996 Stock Option Plan, and the appointment of Deloitte & Touche LLP as the Corporation's 1997 auditors.

Item 6.  Exhibits and Reports on Form 8-K

     a.  The exhibits are on Form 8-K:  None

     b.  Reports on Form 8-K:  1996 Stock Option Plan

                               SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MITEK SYSTEMS, INC.
                            (Registrant)


Date: May 8, 1997           /s/ JOHN KESSLER
                           --------------------------------------------
                            John Kessler, President and
                            Chief Executive Officer




Date: May 8, 1997           /s/ GERALD I. FARMER
                           --------------------------------------------
                            Gerald I. Farmer, Executive Vice President
                            and Assistant Treasurer