Form 10-Q
period 1997-06-30
MITEK SYSTEMS INC
filed 1997-08-13
CIK 807863

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended JUNE 30, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number 0-15235
                       ------------------------------------------------------
                               MITEK SYSTEMS, INC.
-----------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

               DELAWARE                        87-0418827
-----------------------------------       -----------------------
    (State or other jurisdiction of         (I.R.S. Employer
    incorporation or organization)          Identification No.)

10070 CARROLL CANYON ROAD, SAN DIEGO,  CALIFORNIA 92131
-----------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   --------------------------

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes  X    No     .
                 ----     -----

     There were 10,773,087 shares outstanding of the registrant's Common Stock as of July 25, 1997.

                      PART I:  FINANCIAL INFORMATION
                          MITEK SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                             (Unaudited)



                                                                  June 30,         September 30,
                                                                    1997                1996
                                                                  --------         -------------
ASSETS
CURRENT ASSETS:
 Cash                                                            $2,215,788          $  210,413
 Accounts receivable-net                                          2,375,029           2,258,541
 Inventories                                                        597,984             278,206
 Prepaid expenses                                                   127,236             240,364
                                                                -----------          ----------
   Total current assets                                           5,316,037           2,987,524
                                                                -----------          ----------

PROPERTY AND EQUIPMENT-at cost                                    1,155,264           1,049,678
 Less accumulated depreciation
  and amortization                                                  929,460             902,790
                                                                -----------          ----------
    Property and equipment-net                                      225,804             146,888
                                                                -----------          ----------
OTHER ASSETS:
 Goodwill                                                         1,256,729             106,963
 Prepaid license & other assets                                     991,694             521,067
                                                                -----------          ----------
    Total other assets                                            2,248,423             628,030
                                                                -----------          ----------
TOTAL                                                            $7,790,264          $3,762,442
                                                                -----------          ----------
                                                                -----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Current portion of long-term liabilities                        $    7,052               9,190
 Accounts payable                                                   590,768             472,755
 Accrued payroll and related taxes                                  189,825             302,037
 Other accrued liabilities                                          223,814             319,973
                                                                -----------          ----------
    Total current liabilities                                     1,011,459           1,103,955
                                                                -----------          ----------
LONG-TERM LIABILITIES                                                 1,237               6,147
                                                                -----------          ----------
COMMITMENTS (NOTE E)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
 1,000,000 shares authorized;
 no shares issued and outstanding
Common stock - $.001 par value;
 20,000,000 shares authorized;
 10,773,087 and 7,782,971 issued and
 outstanding, respectively                                           10,773               7,783
 Additional paid-in capital                                       8,644,396           3,503,634
 Accumulated deficit                                             (1,877,601)           (859,077)
                                                                -----------          ----------
    Total stockholders' equity                                    6,777,568           2,652,340
                                                                -----------          ----------
TOTAL                                                            $7,790,264          $3,762,442
                                                                -----------          ----------
                                                                -----------          ----------


See notes to consolidated financial statements

                                 MITEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              June 30,                       June 30,
                                                                         1997           1996           1997           1996
                                                                         ----           ----           ----           ----
NET SALES                                                             $  700,853     $2,116,524     $3,677,032     $5,865,806

COST OF GOODS SOLD                                                       412,240        730,498      1,294,460      2,206,927
                                                                      ----------     ----------     ----------     ----------
GROSS MARGIN                                                             288,613      1,386,026      2,382,572      3,658,879
                                                                      ----------     ----------     ----------     ----------
COSTS AND EXPENSES:
Selling and marketing                                                    590,947        346,632      1,526,037        933,216
General and administrative                                               357,457        272,634      1,032,662        885,822
Research and development                                                 407,128        334,820      1,031,659        922,064
Interest (income) expense                                                (26,792)         7,662        (76,093)        89,369
                                                                      ----------     ----------     ----------     ----------
Total costs and expenses                                               1,328,740        961,748      3,514,265      2,830,471
                                                                      ----------     ----------     ----------     ----------
INCOME (LOSS) BEFORE
  INCOME TAXES                                                        (1,040,127)       424,278     (1,131,693)       828,408
INCOME TAX EXPENSE
  (BENEFIT)                                                             (104,012)        22,676       (113,169)        82,841
                                                                      ----------     ----------     ----------     ----------
NET INCOME (LOSS)                                                     $ (936,115)    $  401,602    $(1,018,524)    $  745,567
                                                                      ----------     ----------     ----------     ----------
NET INCOME (LOSS)
  PER SHARE:
Common and Common
  equivalent shares                                                   $     (.09)    $      .05    $      (.10)    $      .09
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------
WEIGHTED AVERAGE
COMMON AND COMMON
  EQUIVALENT SHARES                                                   10,465,138      8,210,498      9,921,129      8,038,020
                                                                      ----------     ----------     ----------     ----------
                                                                      ----------     ----------     ----------     ----------


See notes to consolidated financial statements.

                                 MITEK SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                                                Nine Months Ended June 30,
                                                                                    1997           1996
                                                                                    ----           ----
OPERATING ACTIVITIES:
     Net income (loss)                                                        $(1,018,524)     $  745,567
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
     Depreciation and amortization                                                415,638         320,096
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                           (116,488)       (442,422)
       Increase in inventory and prepaid
        expense                                                                  (956,835)       (101,915)
     Decrease in accounts payable and
       accrued expenses                                                           (90,563)       (166,060)
                                                                               -----------     -----------
Net cash provided by (used in) operating activities                            (1,766,772)        355,266
                                                                               -----------     -----------
INVESTING ACTIVITIES:
     Purchases of property and equipment                                         (173,181)        (69,691)
     Acquisition of TSI - net                                                    (205,867)              0
                                                                               -----------     -----------
Net cash used in investing activities                                            (379,048)        (69,691)
                                                                               -----------     -----------

FINANCING ACTIVITIES:
     Proceeds from borrowings                                                     150,000       1,796,816
     Repayment of notes payable and long-term
      liabilities                                                                (156,843)     (2,191,760)
     Proceeds from note receivable                                                      0         158,335
     Net proceeds from exercise of stock options,
      warrants and secondary offering                                           4,158,038          64,776
                                                                               -----------     -----------
Net cash provided by financing activities                                       4,151,195        (171,833)
                                                                               -----------     -----------
NET INCREASE IN CASH                                                            2,005,375         113,742

CASH AT BEGINNING OF PERIOD                                                       210,413         103,895
                                                                               -----------     -----------
CASH AT END OF PERIOD                                                          $2,215,788      $  217,637
                                                                               -----------     -----------
                                                                               -----------     -----------



Supplemental disclosure of non-cash investing activities:
     Assets provided by acquisition                                            $1,191,581
     Liabilities assumed through acquisition                                            0
     Stock issued in acquisition                                                 (985,714)
                                                                               -----------
      Net cash paid in asset acquisition of TSI                                $  205,867
                                                                               -----------
                                                                               -----------

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

     Results for the three and nine months ended June 30, 1997 and 1996 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

     Inventories are summarized as follows:


                                         JUNE 30, 1997      SEPTEMBER 30, 1996
                                         -------------      ------------------
         Raw materials                     $397,026               $ 55,366
         Work in process                          0                      0
         Finished goods                     200,958                222,840
                                           --------               --------
         Total                             $597,984               $278,206
                                           --------               --------
                                           --------               --------


     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Net Income (Loss) Per Share

     Net income (loss) per share amounts are computed based on the weighted average shares outstanding during the periods which include any delutive stock options and warrants.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". This statement specifies the computation, presentation, and disclosure requirements for earnings per share for entities with publicly held common stock. SFAS No. 128 is not in effect for the Company in the third quarter of 1997, but will be in effect for financial statements issued for periods ending after December 15, 1997, including interim periods. The Company does not expect the adoption of SFAS No. 128 to have a material effect on its net income (loss) per share.

D.   Sale of Common Stock

     In the first quarter of fiscal year 1997, the Company undertook a secondary public stock offering in which a total of 2,250,000 shares of common stock were sold at $2.25 per share, providing the Company with net proceeds of $4,089,316.

                             MITEK SYSTEMS, INC.
                        NOTES TO FINANCIAL STATEMENTS
                                  Continued

E.   Acquisition

     In June, 1997, the Company acquired the assets of Technology Solutions, Inc. ("TSI"), with terms of $240,000 cash and 685,714 shares of unregistered common stock valued at $985,714. The Company is in the process of assessing the values of these assets acquired. The transaction resulted in goodwill of $1,191,581 which will be amortized over a five year period.

F.   Commitments

     In April, 1997, the Company entered into a exclusive worldwide license agreement for $650,000 cash, and entered into a cross investment commitment of $1,000,000 in Company common stock, with Parascript, LLC of Boulder, Colorado.

     The Company's offices and manufacturing facilities are leased under non-cancellable operating leases. The primary facilities lease expires on April 30, 1998, at which time the lease is renewable at then current market rates.


    Year ending September 30:
         1997                            $ 97,965
         1998                              58,457
         1999                               2,153
                                         --------
         Total                           $158,575
                                         --------
                                         --------


G.   Subsequent Events

     Effective July 1, 1997, the Company extendeded its facilities lease to expire June 30, 2002 in conjunction with the addition of space at its current location. The lease obligation totals $1,016,871 over the term of the agreement.

     Effective August 1, 1997, the Company relocated its Virginia office and entered into a lease agreement to expire July 31, 2002. The lease obligation totals $234,496 over the term of the agreement.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                                 RESULTS OF OPERATIONS

Comparison of Three Months and Nine Months Ended June 30, 1997 and 1996

     NET SALES. Net sales for the three month period ended June 30, 1997 were $701,000, compared to $2,117,000 for the same period in 1996, a decrease of $1,416,000 or 66.9%. The decrease was attributed to delay in orders from OEM's and integrators. Net sales for the nine month period ended June 30, 1997, were $3,677,000 compared to $5,866,000 for the same period in the prior year, a decrease of $2,189,000, or 37.3%.

     GROSS MARGIN. Gross margin for the three month period ended June 30, 1997 were $289,000, compared to $1,386,000 for the same period in 1996, a decrease of $1,097,000 or 79.2%. As a percentage of net sales, gross margin decreased to 41.2% for the three month period ended June 30, 1997 compared to 65.5% for the same period in 1996. Gross margin for the nine month period ended June 30, 1997 were $2,383,000 compared to $3,659,000 for the same
period in 1996, a decrease of $1,276,00 or 34.9%.   As a percentage of net
sales, gross margin increased to 64.8% for the nine month period ended June 30, 1997 compared to 62.4% for the nine month period ended June 30, 1996. The changes in both periods were primarily due to product mix combined with reduced revenues.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended June 30, 1997 were $407,000 compared to $335,000 for the same period ended in 1996, an increase of $72,000 or 21.5%. As a percentage of net sales, research and development expenses increased to 58% for the three month period ended June 30, 1997 compared to 15.8% for the same period in 1996. Research and development expenses for the nine month period eended June 30, 1997 were $1,032,000 compared to $922,000 for the same period in 1996, an increase of $110,000 or 11.9%. As a percentage of net sales, research and development expenses increased to 28.1% for the nine month period ended June 30, 1997 compared to 15.7% for the nine month period ended June 30, 1996. The increases were primarily due to new product development and reduced man hours on revenue generating contracts.

     SELLING AND MARKETING. Selling and marketing expenses for the three month period ended June 30, 1997 were $591,000 compared to $347,000 for the same period ended in 1996, an increase of $244,000 or 70.3%. As a percentage of net sales, selling and marketing expenses increased to 84.3% for the three month period ended June 30, 1997 compared to 16.4% for the same period in 1996. Selling and marketing expenses for the nine month period ended June 30, 1997 were $1,526,000 compared to $933,000 for the same period in 1996, an increase of $593,000, or 63.6%. As a percentage of net sales, selling and marketing expenses increased to 41.5% for the nine month period ended June 30, 1997 compared to 15.9% for the nine month period ended June 30, 1996.
The increases were primarily due to advertising, promotion, staff additions, outside consulting costs, and decline in revenues.

     GENERAL AND ADMINISTRATIVE. General and administrate expenses for the three month period ended June 30, 1997 were $357,000 compared to $273,000 for the same period in 1996, an increase of $84,000 or 30.8%. As a percentage of net sales, general and administrative expenses increased to 51% for the three month period ended June 30, 1997 compared to 12.9% for the same period in 1996. General and administrative expenses for the nine month period ended June 30, 1997 were $1,033,000 compared to $886,000 for the same period in 1996, an increase of $147,000, or 16.6%. As a percentage of net sales, general and administrative expenses increased to 28.1% for the nine month period ended June 30, 1997 compared to 15.1% for the nine month period ended June 30, 1996. The increase was primarily due to senior staff reclassification, directors & officers insurance, legal fees.

     INTEREST (INCOME) EXPENSE. Interest (income) for the three month period ended June 30, 1997 were ($27,000) compared to interest expense of $8,000 for the same period in 1996, a decrease in interest expense of $35,000 or 438%. Interest income for the nine month period ended June 30, 1997 were ($76,000) compared to interest expense of $89,000 for the same period in 1996, a decrease of $165,000, or 186%. The decrease in interest expense is due to no bank borrowings as a result of cash received from the secondary public offering which in turn generated interest income.

     INCOME TAX EXPENSE (BENEFIT): The provision for income tax benefit or expense for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, stockholders' equity was $6,778,000, an increase of $4,125,000 from September 30, 1996. The Company's working capital and current ratio was $4,305,000 and 5.26 to 1 at June 30, 1997 compared to $1,884,000 and 2.71 to 1 at September 30, 1996, respectively.

At June 30, 1997, the total liabilities to equity ratio was 0.15 to 1 compared to .419 to 1 at September 30, 1996. As of June 30, 1997, the Company's total liabilities were $97,000 less than September 30, 1996.

Components of working capital with significant changes during the nine months ended June 30 1997 were: Cash, Inventory and Accounts Payable. Compared to September 30, 1996, the components changed as follows:

     Cash - Increased $2,005,000 primarily because of proceeds received from financing activities.

     Inventory - Increased $320,000 primarily because of materials procurement in anticipation of orders which did not materialize.

     Accounts Payable - Increased by $118,000 because of inventory procurements in the last month of the quarter.

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


Item 6.  Exhibits and Reports on Form 8-K

     a.  The exhibits are on Form 8-K:  None

     b.  Reports on Form S-8:  1996 Stock Option Plan dated 3/20/97

     c.  Reports on Form 8-K:  Acquisition of Assets, TSI, dated 6/12/97

                               SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MITEK SYSTEMS, INC.
                                       (Registrant)



Date:  August 12, 1997                 ---------------------------------
                                       John Kessler, President and
                                       Chief Executive Officer




Date:  August 12, 1997                 ---------------------------------
                                       John M. Thornton
                                       Chairman