Form 10-K
period 1997-09-30
MITEK SYSTEMS INC
filed 1997-12-29
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20559

                                    FORM 10-K

(Mark One)
(x)             Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1997
                                       or
(  )            Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in I of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $9,632,889 as of December 1, 1997 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

There were 11,539,126 shares outstanding of the registrant's Common Stock as of December 1, 1997.

Documents incorporated by reference in this report

Part II incorporates certain information by reference form the Annual Report to Stockholders for the year ended September 30, 1997. Part III incorporates certain information by reference from the Proxy Statement for the 1997 Annual Meeting of Stockholders.

                                     PART I


ITEM 1. BUSINESS

GENERAL

         Mitek Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1986. The company is primarily engaged in the development and sale of software products with particular focus on functional business and office automation, and, until March, 1995, modified computer systems for electronic security.

         In 1993, the Company began pursuing a strategy which focused on the launch of a new product line with better commercial prospects, while maintaining its relative position in the rapidly declining TEMPEST market. In March, 1995, the Company completed the transition out of the TEMPEST market by selling the assets of this business segment to Ravenn Data Systems, Inc.

PRODUCTS AND RELATED MARKETS

AUTOMATED INTELLIGENT CHARACTER RECOGNITION

         The Company's realigned business strategy began with the acquisition of the Data Entry Products Division ("DEP") of HNC, Inc. ("HNC") in November 1992. DEP had developed and was selling hand printed character recognition and page segmentation technologies used in remittance processing, business forms, data entry processing and enhanced gray-scale optical character recognition. This product line has been renamed as Mitek's Automated Document Recognition ("ADR") product line.

         The Company develops and markets ADR products which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. The Company's ADR products incorporate proprietary object-oriented neural network software technology for the recognition and conversion of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that self adjust to "learn" various forms and patterns. The Company's ADR products combine the Company's neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. The Company leverages its core technology across a family of ADR products that the Company believes offers the highest accuracy commercially available for the recognition of hand printed characters.

         The Company's ADR products incorporate the Company's ICR software engine, QuickStrokes API, with high speed co-processor boards which are configurable to meet customer requirements. QuickStrokes API is sold to OEMs, such as BancTec, NCR, ABC Bull, Unisys and IA

Corporation, systems integrators such as SHL Systemhouse, Inc. and Wheb Systems. Major end users include Avon Products Company, certain of the Federal Reserve Banks, SCS Communications, the Australian Tax Office, the Mexican Tax Authority and American Express. QuickStrokes API can process documents in fourteen languages.

         Leveraging its core technical competency in ICR, the Company has begun to address certain vertical markets through the introduction of the PFP. The PFP incorporates the Company's core ICR technology in an application designed to be marketed directly to end users in a broad variety of industries which require high volume automated data entry. PFP operates on the Windows operating platform on stand alone or networked personal computers, features an intuitive graphical user interface ("GUI"), and is designed for easy installation and configuration by the end user. The Company also sells its PFP products to systems integrators and VARs.

         The Company develops, markets and supports what it believes to be the most accurate ADR products commercially available for the recognition of hand printed characters. The Company's unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders the Company's ADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of standardized hand printed documents to do so more quickly, with greater accuracy and at reduced costs.

         The QuickFrames API is an advanced page segmentation system that separates the scanned image of a document into isolated regions, each containing a single information type. The system outputs the coordinates and type of each region and can produce "cut-out" images of isolated regions for easier processing. The QuickFrames API system is designed for document imaging and forms processing applications in insurance, banking, legal and governmental agencies.

         The Company has begun, with the acquisition of Technology Solutions, Inc., to expand its product offerings to include a greater services content. The Company markets the Quick Modules product, a sophisticated document image processing system, to end users and systems integrators. The Company's end user customers include General Electric, Merck-Medco LLC, and American Airlines, while the system integrators include Lockheed Martin Federal Systems and Unisys.

         The Company also competes in the fax server marketplace with it's proprietary software. In June, 1995, the Company completed the acquisition of TRACS International, Inc., a Calgary, Canada, based developer of network facsimile server technology. The Company named the product from this acquisition NiF Faxshare.

         The Company markets the NiF Faxshare product line, which combines its ADR technologies with conventional incoming facsimile routing technologies to provide economical and practical "faxmail" solutions. The Company markets its NiF Faxshare products to large end users, such as the Bank of Montreal, Capital Cities-ABC, and J. P. Morgan Private Banking, as well as a network of VARs.

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

         The Company's team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and usability of all of the Company's products. In addition to research and development, the engineering staff provide customer technical support on an as needed basis, along with technical sales support.

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

         The Company's research and development organization included 24 software engineers at September 30, 1997, including eleven with advanced degrees. In the fiscal year ended September 30, 1997, the Company spent approximately $1,393,000 on research and development and spent approximately $1,314,000 and $1,000,000 on research and development in each of fiscal years 1996 and 1995. The 1997, 1996 and 1995 figures do not include $458,000, $411,000 and $640,000, respectively, that was spent in research and development related to contract development and charged to cost of sales.

         The Company balances its engineering resources between development of ICR and applications development. Of the 24 software engineers, approximately 7 are involved in ICR research and development of the QuickStrokes API recognition engine. The remaining staff are involved in applications development, including the PFP and NiF Faxshare products, and customer services and support.

PATENTS

         The Company seeks registered trademark protection for its software-related products; however, it does not consider its business to be dependent upon the protection or that its operations would be materially affected by the expiration or loss of them. In the Company's opinion, its design, experience and reputation are more responsible for its industry position than its trademarks.

         The Company enforces the practice of maintaining trade secrets for it's key technologies. This practice affords the Company a significant advantage in the marketplace.

SALES AND MARKETING

         The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high-performance applications. The Company currently maintains sales offices in California, Virginia, Georgia, New Jersey and Calgary, Canada. In addition, the Company sells and supports its products through distributors in Australia and Germany. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

         The Company provides maintenance and support on a contractual basis after the initial product warranty has expired. The Company provides telephone support and on-site support. Customers with maintenance coverage receive regular software releases from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, the Company's products are supported internationally by periodic distributor and customer visits by Company management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well as technical visits in addition to those previously mentioned.

         The ability to work in many different languages has materially assisted the Company in its international sales effort. The Company believes that the competition has much less functionality in this regard. International sales accounted for approximately 41% of the Company's net sales for the period ended September 30, 1997. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States such that the total percentage of its products which are ultimately utilized by foreign end users is between 40% and 50%. International sales in the past twelve months were made in sixteen countries including Australia, Argentina, Brazil, Denmark, England, France, Finland, Germany, Italy, Japan, Mexico, Norway, Portugal, Poland, Spain and Sweden. The Company sells its products in United States currency only.

MAINTENANCE AND SUPPORT

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

         It is also possible that the Company will face competition from new competitors. These include companies that are existing licensors such as HNC and OEM, systems integrators and VAR customers, such as BancTec. In addition, the Company's license agreement with HNC provides that, upon expiration of certain exclusivity periods beginning in November 1997, HNC will have the right to use certain of the core technologies used in the Company's ADR products, originally developed by HNC and acquired by the Company in 1992, to compete directly with the Company. Moreover, as the market for automated data entry and ICR software develops, a number of these or other companies with significantly greater resources than the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

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

         The Company's PFP products compete against complete proprietary systems offered by software developers, such as GTESS Corporation, Symbus Technology, Inc. and Cardiff Software, Inc. In addition, PFP faces competition from providers of recognition systems that incorporate ADR technology, including in some instances, the Company's Quickstrokes API product, such as Microsystems Technology, Inc., and National Computer Systems. Because PFP is based on the Company's proprietary QuickStrokes API engine, its competitive advantages reflect the advantages of the QuickStrokes engine. Competitors in this market offer both high and low cost systems. The Company's strategy is to position PFP to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market. Increased competition may result in price reductions, reduce gross margins and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, a significant percentage of the Company's revenues are attributable to sale of co-processor boards sold together with the Company's software. Anticipated increases in the microprocessor speed and power available, such as the Pentium P-6, could have the effect of reducing the demand for such co-processor boards. It is also possible that the Company's co-processor boards will have competition from semiconductor manufacturers embedding the technology on their chips. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

         As of September 30, 1997, the Company employed a total of 49 persons, consisting of eleven in marketing, sales and support, 24 in research and development, seven in operations and seven in finance, administration and other capacities. All employees work on a full time basis. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 21,000 square feet of leased office building space in San Diego, California. The lease on this facility expires June 30, 2002. The Company also leases a sales, product development and customer services and support facility in Chantilly, Virginia, and a sales office facility in Cedar Grove, New Jersey. In addition, the Company leases office space used as a service, and development facility in Calgary, Alberta, Canada. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the general course of business, the Company, at various times, has been named in lawsuits. The Company believes that it has meritorious defenses to these lawsuits and that resolution of these matters will not have a material adverse affect on the business of financial condition of the Company.

There are no legal claims currently pending against the Company. The Company has, however, received a notice of a possible claim arising in connection with certain products included in the sale of the TEMPEST business. The Company has also received notification of potential termination benefits asserted by two former employees in Canada. The Company believes that adequate reserves have been provided for against any potential liability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         There were no matters submitted to security holders during the fourth quarter ended September 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the executive officers and directors of the Company and their ages as of October 1, 1997:


      Name                   Age                           Position
--------------------------------------------------------------------------------

John M. Thornton(1)(2)        65      Chairman of the Board
John F. Kessler               48      President, Chief Executive Officer and
                                         Director
David A. Pinstow              49      Senior Vice President
Curtis D. Abel                61      Vice President, Sales & Marketing
Gerald I. Farmer, Ph.D.       63      Director
James B. DeBello(2)           38      Director
Daniel E. Steimle(1)(2)       49      Director
Sally B. Thornton(1)          63      Director

--------------------
(1)   Compensation Committee
(2)   Audit Committee

         Mr. Thornton, a director of the Company since March 1986, was appointed Chairman of the Board as of October 1, 1987. Additionally, he served as President of the Company from May 1991 through July 1991 and Chief Executive Officer from May 1991 through February 1992. From 1976 through 1986, Mr. Thornton was the principal shareholder and served as Chairman of the Board at Micom, Inc. Mr. Thornton was a President of Wavetek Corporation for 18 years. Mr. Thornton is also a director of Dynamic Instruments, Inc. and Chairman of the Board of Thornton Winery Corporation. Mr. Thornton is the spouse of Sally B. Thornton, a director.

         Mr. Kessler, a director of the Company since August 1993, was appointed President and Chief Executive Officer of the Company in April 1994. Prior to joining the Company, he was Vice President of Finance/Administration and Chief Financial Officer of Bird Medical Technologies, Inc., a manufacturer of medical equipment from November 1992 and also served as Secretary from January 1993. Prior to joining Bird Medical, Mr. Kessler was Vice President,
Finance/Administration and Chief Financial Officer of Emerald Systems Corporation, a computer systems company. From July 1980 to July 1991, Mr. Kessler was with Wavetek Corporation serving in various positions, including Chief Financial Officer during the period of 1987 to 1991.

         Mr. Pintsov, a Senior Vice President since May 15, 1997, had been Vice President since October, 1995. Mr. Pintsov has been with the Company since
November, 1992. Prior to joining the Company, Mr. Pintsov was Director of OCR research and development for HNC Software, and was previously with Pitney Bowes.

         Mr. Abel, has been Vice President of Sales & Marketing since his employment with the Company in June 1997. Prior to joining the Company, Mr. Abel served in various senior sales management positions with Recognition Research, Inc., Honeywell, Motorola Computer Systems and Scan-Optics.

         Dr. Farmer, a director of the Company since May 1994, was previously Executive Vice President of the Company from November 1992 to June 1997. Prior to joining the Company, Dr. Farmer worked as Executive Vice President of HNC Software, Inc. from January 1987 to November 1992. He has held senior management positions with IBM Corporation, Xerox, SAIC and Gould Imaging and Graphics.

         Mr. DeBello, a director of the Company since November 1994, is Vice President & Assistant General Manager of Qualcomm Eudora Internet E-Mail Software Division, a division of Qualcomm Corporation, since November 1996. He was previously President of Solectek Corporation in San Diego, California, from September 1990 thru October 1996. He held various positions in the John M. Thornton & Associates group of companies from July 1986 to April 1990. Prior to that, he was employed by the Los Angeles Olympic Organizing Committee coordinating the marketing efforts to support ticket sales, traffic management and community relations.

         Mr. Steimle, a director of the Company since February 1987, has been Vice President of Finance and Administration of Hybrid Networks, Inc., a broadband access equipment company since July, 1997. Prior to that time, Mr. Steimle was Vice President, and Chief Financial Officer of Advanced Fibre Communications from December 1993. Mr. Steimle was Senior Vice President, Operations and Chief Financial Officer of the Santa Cruz Operation from September 1991 to December 1993, and served as Director of Business Development for Mentor Graphics, a software development company, from August 1989 to September 1991. Prior to that time, Mr. Steimle was the Corporate Vice President, Chief Financial Officer and Treasurer of Cipher Data Products, Inc., a manufacturer of data storage equipment.

         Ms. Thornton, a director of the Company since April 1988, has been a private investor for more than six years. She served as Chairman of Medical Materials, Inc. in Camarillo until February 1996, is on the Board of Directors of Thornton Winery Corporation in Temecula, Sjogren's Syndrome Foundation in Port Washington, New York, and is a Life Trustee of the San Diego Museum of Art. Ms. Thornton is the spouse of John M. Thornton, Chairman of the Board.

         Directors are elected by the stockholders at each annual meeting of stockholders to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified. Officers are chosen by, and serve at the discretion of, the Board of Directors.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Market for Registrant's common equity and related stockholder matters is incorporated by reference on Page 15 from the Company's Annual Report to Stockholders for the year ended September 30, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the years in the five-year period ended September 30, 1997 is incorporated by reference from Page 15 of the Company's Annual Report to Stockholders for the year ended September 30, 1997.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is incorporated by reference on pages 3 and 4 of the Company's Annual Report to Stockholders for the year ended September 30, 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial   statements  and  supplementary  data  and  the  Independent
Auditor's Report is incorporated by reference from pages 5 through 12 of the Company's Annual Report to Stockholders for the year ended September 30, 1997.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors of the Registrant is incorporated by reference from information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS", and additional information is incorporated by reference under the heading "Security Ownership of Certain Beneficial Owners and Management". Information concerning officers of the Registrant is included in Part I hereof under the caption "EXECUTIVE OFFICERS OF THE REGISTRANT".

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "EXECUTIVE COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Incorporated by reference from the information contained in the Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT'".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
         FORM 8-K

         (a)(1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 1997:

                 Independent Auditors'  Report

                 Balance Sheets -
                       September 30, 1997 and 1996

                 Statements of Operations -
                       For the Years Ended September 30, 1997, 1996 and 1995

                  Statements of Changes in Stockholders' Equity For the
                       Years Ended  September  30,  1997,  1996 and
                       1995

                   Statements of Cash Flows -
                        For the Years Ended September 30, 1997, 1996 and 1995

                   Notes to Financial Statements -
                        For the years Ended September 30, 1997, 1996 and 1995

                  With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 1997, is not to be deemed to be filed as part of this report.

        (a)(2) Exhibits (All items marked with an asterisk are incorporated by reference from the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987; if marked by two asterisks, items are incorporated by reference from the Registrant's report on Form 8-K, filed December 7, 1992).

         3.1 Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended.*

         3.2   Bylaws of Mitek Systems, Inc. as Amended and Restated.*

         10.1 License Agreement as of November 25, 1992 by and between HNC, Inc. and Mitek Systems, Inc.**

         13    Annual Report to  Stockholders  for the year ended  September 30,
               1997.

         23    Independent Auditors' Consent

         Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 1997:

         Acquisition  of assets of Technology  Solutions,  Inc.,  dated June 12,
1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 26, 1997            MITEK SYSTEMS, INC.

                                        /s/ Barbara Hurlstone
                                    By: __________________________________
                                        Barbara Hurlstone, Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/John M. Thornton                                        December 26, 1997
-------------------------------------
John M. Thornton,
Chairman of the Board

/s/ John F. Kessler                                        December 26, 1997
-------------------------------------
John F. Kessler, Director and
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Curtis D. Abel                                         December 26, 1997
--------------------------------------
Curtis D. Abel, Vice President Sales
& Marketing

/s/ Gerald I. Farmer                                       December 26, 1997
--------------------------------------
Gerald I. Farmer, Director

/s/ Daniel E. Steimle                                      December 26, 1997
--------------------------------------
Daniel E. Steimle, Director

/s/ Sally B. Thornton                                      December 26, 1997
--------------------------------------
Sally B. Thornton, Director

/s/ James B. DeBello                                       December 26, 1997
--------------------------------------
James B. DeBello, Director

/s/ David A. Pintsov                                       December 26, 1997
--------------------------------------
David A. Pintsov, Senior Vice President

/s/ Barbara Hurlstone                                      December 26, 1997
--------------------------------------
Barbara Hurlstone, Secretary &
Controller

                               MITEK SYSTEMS, INC.

                                INDEX TO EXHIBITS


Exhibit                                                         Sequentially
No.                 Exhibit                                     Numbered Page
--------------------------------------------------------------------------------

3.1       Certificate of Incorporation of Mitek Systems of              *
          Delaware, Inc. (now Mitek Systems, Inc.), a Delaware
          corporation, as amended
3.2       Bylaws of Mitek Systems, Inc. as Amended and                  *
          Restated
10.1      License Agreement as of November 25, 1992 by and              **
          between HNC, Inc. and Mitek Systems, Inc.
13        Annual Report to Stockholders for the year ended
          September 30, 1997.
23        Independent Auditors' Consent

   * Incorporated by reference from the exhibits to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
  ** Incorporated by reference from the exhibits to Registrant's Report on Form 8-K, filed December 7, 1992.