Form 10-Q
period 1997-12-31
MITEK SYSTEMS INC
filed 1998-02-13
CIK 807863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549


                                     FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended December 31, 1997 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                              -------------------------------------------------

                               MITEK SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        87-0418827
----------------------------------            --------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

     10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA       92131
-------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                  --------------------

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X  No    .
                        ----
     There were 11,552,376 shares outstanding of the registrant's Common Stock as of January 23, 1998.

                           PART I:  FINANCIAL INFORMATION
                                MITEK SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                                    (Unaudited)

                                                   December 31,  September 30,
                                                      1997           1997
                                                      ----           ----
ASSETS
------
CURRENT ASSETS:
 Cash and cash equivalents                         $    928,545   $  1,261,117
 Accounts receivable-net                              1,976,414      2,363,028
 Note receivable                                        478,657        502,031
 Inventories-net                                        210,000        415,973
 Prepaid expenses and other assets                      166,404        151,705
                                                   ------------   ------------
   Total current assets                               3,760,020      4,693,854
                                                   ------------   ------------

PROPERTY AND EQUIPMENT-at cost                        1,165,998      1,150,122
 Less accumulated depreciation
  and amortization                                      972,694        945,109
                                                   ------------   ------------
  Property and equipment-net                            193,304        205,013
                                                   ------------   ------------


OTHER ASETS                                           1,653,522      2,289,428
                                                   ------------   ------------
TOTAL                                              $  5,606,846   $  7,188,295
                                                   ------------   ------------
                                                   ------------   ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                 $    581,973        485,855
  Accrued payroll and related taxes                     225,706        272,603
  Other accrued liabilities                             619,269        652,440
  Current portion of long-term liabilities                2,521          4,706
                                                   ------------   ------------
   Total current liabilities                          1,429,469      1,415,604
                                                   ------------   ------------

LONG-TERM LIABILITIES                                    42,093         21,761
                                                   ------------   ------------
Total liabilities                                     1,471,562      1,437,365


COMMITMENTS (NOTE E)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
   1,000,000 shares authorized;
   no shares issued and outstanding
Common stock - $.001 par value;
  20,000,000 shares authorized;
  11,552,376 and 11,537,009 issued and
  outstanding, respectively                              11,552         11,537
  Additional paid-in capital                          9,178,097      9,164,589
  Accumulated deficit                                (5,054,365)    (3,425,196)
                                                   -------------  ------------
   Total stockholders' equity                         4,135,284      5,750,930
                                                   -------------  ------------

TOTAL                                              $  5,606,846   $  7,188,295
                                                   -------------  ------------
                                                   -------------  ------------

See notes to consolidated financial statements

                                MITEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                        THREE MONTHS ENDED
                                                          December 31
                                                        1997          1996
                                                        ----          ----

NET SALES                                           $  1,305,929  $  1,100,932

COST OF GOODS SOLD                                       598,312       400,993
                                                    ------------  ------------

GROSS MARGIN                                             707,617       699,939
                                                    ------------  ------------
COSTS AND EXPENSES:
General and administrative                               378,436       302,915
Research and development                                 452,598       304,196
Selling and marketing                                    538,440       425,611
Other charges (Note C)                                   988,549
Interest income - net                                    (21,237)      (13,623)
                                                    ------------  ------------
Total costs and expenses                               2,336,786     1,019,099
                                                    ------------  ------------


LOSS BEFORE INCOME TAXES                              (1,629,169)     (319,160)

INCOME TAX BENEFIT                                            0        (32,000)
                                                    ------------  ------------

NET LOSS                                            $ (1,629,169) $   (287,160)
                                                    ------------  ------------
                                                    ------------  ------------

NET LOSS PER SHARE - BASIC                          $       (.14) $       (.03)
                                                    ------------  ------------
                                                    ------------  ------------

NET LOSS PER SHARE - DILUTED                        $       (.14) $       (.03)
                                                    ------------  ------------
                                                    ------------  ------------

WEIGHTED AVERAGE COMMON SHARES - BASIC                11,540,421     8,699,544
                                                    ------------  ------------
                                                    ------------  ------------

WEIGHTED AVERAGE COMMON SHARES - DILUTED             11,540,421      8,699,544
                                                    ------------  ------------
                                                    ------------  ------------

See notes to consolidated financial statements.

                                MITEK SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                               Three Months Ended December 31,
                                                  1997                 1996
                                                  ----                 ----
OPERATING ACTIVITIES:
  Net loss                                  $(1,629,169)           $ (287,160)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization              197,156                 104,477
   Asset impairment                           489,000
  Changes in assets and liabilities:
   Accounts and notes receivable              409,988                   62,418
   Inventories, prepaid expenses and other
   assets                                     172,524                 183,809
   Accounts payable and accrued expenses       36,382                (525,282)
                                            ------------            ----------
  Net cash used in operating activities      (324,119)               (461,738)
                                            ------------            ----------

INVESTING ACTIVITIES:
  Purchases of property and equipment         (19,791)                 (50,927)
                                            ------------            ----------
  Net cash used in investing activities       (19,791)                 (50,927)
                                            ------------            ----------

FINANCING ACTIVITIES:
  Proceeds from borrowings                          0                  150,000
  Repayment of notes payable and long-term
   liabilities                                 (2,185)                (152,294)
  Proceeds from exercise of stock options
   and warrants                                13,523                   51,183
  Net proceeds from sale of stock                   0                4,352,590
                                            ------------            ----------
  Net cash provided by financing
   activities                                  11,338                4,401,479
                                            ------------            ----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                          (332,572)              3,888,814

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                        1,261,117                210,413
                                            ------------            ----------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                            $   928,545             $4,099,227
                                            ------------            ----------
                                            ------------            ----------


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

  Results for the three months ended December 31, 1997 and 1996 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

     Inventories are summarized as follows:

                                      December 31, 1997     September 30, 1997
                                      -----------------     ------------------
     Raw materials                    $          78,677     $           75,082
     Work in process                              3,500                      0
     Finished goods                             127,823                340,891
                                      -----------------     ------------------
     Total                            $         210,000     $          415,973
                                      -----------------     ------------------
                                      -----------------     ------------------

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Other Charges

     Totaling $989,000, consists of several charges to operations. The charges consist of the following components:
     Goodwill impairment -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $293,000.
     License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of their dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion of material breach of contract. The Company is strongly refuting the assertions. The proposed remedy by Parascript includes granting a non-exclusive software license. In addition, the Company over-estimated the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000.
     The Company has been notified of a wrongful termination of two former employees of its' Canadian subsidiary. The Company is strongly refuting the assertions. The former employees obtained a bench order demanding the amount of the dispute to be placed in escrow pending the outcome. In the opinion of management, the actions of the Canadian court indicate a high likelihood of an adverse decision, which necessitated a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000.
     In December, 1997, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote G. - Subsequent events). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

     The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. The decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of their intent to discontinue the offering of these products in the domestic market. As such the Company has recorded a reserve for inventory obsolescence in the amount of $200,000.

D.  Net Income (Loss) Per Share

    The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" .Net income (loss) per share-basic is based on the weighted average number of common shares outstanding during the quarter. Net income (loss) per share-diluted is based on the weighted average number of common shares in the quarter and taken into account the common equivalents affect of outstanding stock options and warrants (common equivalents) using the treasury stock method when the affect is dilutive

E.   Commitments

     The Company has signed an agreement to sub-lease approximately 8,824 square feet of office space adjacent to its primary offices, effective March 1, 1998 through June 30, 2002. The sub-lease will result in reduction of rent expense to the Company in the amount of $471,527 over the term of the agreement.

F.  Option Repricing

    During the first quarter the Company undertook an option repricing program in which employees could elect to have their options repriced at an exercise price of $.89. There were a total number of 762,052 options repriced under this program.

G.  Subsequent Events

    The Company has entered into an Employment Agreement with Mr. Elliot
Wassarman, effective as of January 5, 1998.   Pursuant to the Agreement, Mr.
Wassarman will serve as President and Chief Executive Officer of the Company for a base salary of $220,000. In addition to base salary, Mr. Wassarman is entitled to participate in the Executive and Key Employee Bonus Plan. In the event that the Company terminates Mr. Wassarman's employment under certain circumstances, Mr. Wassarman will receive a severance payment equal to six months salary, payable over a six month period of time, and continuation of certain employee benefits. In addition, the Company has entered into a Nonqualified Stock Option Agreement with Mr. Wassarman providing him options to acquire up to 800,000 shares of the Company's common stock at $1.25 per share, subject to certain vesting requirements. Of such options, 550,000 vest on a monthly basis at the rate of 15,278 per month for each month Mr. Wassarman remains in the employ of the Company. Upon change in control of the Company, the unvested portion of the 550,000 options will vest immediately, and Mr. Wassarman will be eligible to receive up to an additional 250,000 vested options.

     On January 30, 1998 the Company sold its Fax Products assets in a cash transaction, resulting in an approximate gain of $58,600. The gross proceeds of the sale were $420,000 in cash, offset by the carrying value of the assets sold ($293,900) and the estimated costs of the transaction ($67,500).

     The Company is establishing a plan of operations restructure at an estimated cost to the Company of $200,000, to be executed in the second quarter. The restructure will be a realignment of the Company's expense structure, including expense and personnel reductions.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of Three Months Ended December 31, 1997 and 1996

     NET SALES.     Net sales for the three month period ended December 31,
1997 were $1,306,000, compared to $1,101,000 for the same period in 1996, an increase of $205,000 or 18.6%. The increase was attributable to orders from OEM's.

     GROSS MARGIN.    Gross margins for the three month period ended December
31, 1997 were $708,000, compared to $700,000 for the same period in 1996, an increase of $8,000 or 1.1%. As a percentage of net sales, gross margins decreased to 54.2% for the three month period ended December 31, 1997 compared to 63.6% for the same period in 1996. The decrease was primarily attributable to amortization of goodwill and prepaid license fees for a combined total of $158,000.

     GENERAL AND ADMINISTRATIVE.    General and administrative expenses for the
three month period ended December 31, 1997 were $378,000 compared to $303,000 for the same period ended in 1996, an increase of $75,000 or 24.8%. As a percentage of net sales, general and administrative expenses increased to 29% for the three month period ended December 31, 1997 compared to 27.5% for the same period in 1996. The increase as compared to the same period in 1996 was attributable to executives and directors insurance, investor relations fees, and bad debt expenses.

     RESEARCH AND DEVELOPMENT.    Research and development expenses for the
three month period ended December 31, 1997 were $453,000 compared to $304,000 for the same period ended in 1996, an increase of $149,000 or 49%. As a percentage of net sales, research and development expenses increased to 34.6% for the three month period ended December 31, 1997 compared to 27.6% for the same period in 1996. The increase was primarily attributable to new product development of solutions products, the result of the Technology Solutions, Inc. acquisition in June, 1997.

     SELLING AND MARKETING.    Selling and marketing expenses for the three
month period ended December 31, 1997 were $538,000 compared to $426,000 for the same period in 1996, an increase of $112,000 or 26.3%. As a percentage of net sales, selling and marketing expenses increased to 41.2% for the three month period ended December 31, 1997 compared to 38.7% for the same period in 1996. The increase is primarily related to the increase in sales commissions due to increased revenues, and product promotion expenses..

     OTHER CHARGES. Totaling $989,000, consists of several non-recurring charges to operations. The charges consist of the following components:
       Goodwill impairment -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $293,000.
       License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of their dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion of material breach of contract. The Company is strongly refuting the assertions. The proposed remedy by Parascript includes granting a non-exclusive software license. In addition, the Company over-estimated the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000.

     The Company has been notified of a wrongful termination of two former employees of its' Canadian subsidiary. The Company is strongly refuting the assertions. The former employees obtained a bench order demanding the amount of the dispute to be placed in escrow pending the outcome. In the opinion of management, the actions of the Canadian court indicate a high likelihood of an adverse decision, which necessitated a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000.
     In December, 1997, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote G. - Subsequent events). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

     The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. The decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of their intent to discontinue the offering of these products in the domestic market. As such the Company has recorded a reserve for inventory obsolescence in the amount of $200,000.

     INTEREST  INCOME.   Interest income for the three month period ended
December 31,1997 was $21,000 compared to interest income of $14,000 for the same period in 1996, an increase of $7,000 or 50%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended December 31, 1997 and 1996.

     INCOME TAX EXPENSE (BENEFIT):   The provision for income tax benefit in
quarter ended December 31, 1996 for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, stockholders' equity was $4,135,000, an increase of $1,616,000 from September 30, 1997. The Company's working capital and current ratio was $2,331,000 and 2.63 to 1 at December 31, 1997 compared to $3,278,000 and 3.321 to 1 at September 30, 1997, respectively.

At December 31, 1997, the total liabilities to equity ratio was .36 to 1 compared to .25 to 1 at September 30, 1997. As of December 31, 1997, the Company's total liabilities were $34,000 greater than September 30, 1997.

Components of working capital with significant changes during the three months ended December 31, 1997 were: Cash, Inventory and Accounts Payable. Compared to September 30, 1997, the components changed as follows:

     Cash - Decreased $333,000 which reflects the increases in operating costs and expenses.

     Accounts Receivable - Decreased $387,000 because of cash receipts on current portion of receivables.

     Inventory-net - Decreased $206,000 because of reserves recognition in the amount of $200,000 as stated in the MD&A under Other Expense, while gross inventory decreased $6,000.

     Accounts Payable - Increased by $96,000 primarily because of executive insurance and relocation expenses recognized in the last month of the quarter.

In March, 1996, the Company established a $400,000 line of credit with Rancho Santa Fe Bank ("Bank") for working capital purposes. Borrowings under this line bear interest at the rate of 1 1/2% over the Bank's Prime Rate and the
line of credit expires on May 6, 1998.   The company has requested the Bank
increase the credit line and add a capital equipment lease line. The line of credit is secured by a lien on substantially all of the Company's assets. There were no borrowings against the line of credit on December 31, 1997.

The Company believes that together with existing cash, credit available under the extended credit line, and cash generated from operations, funds will be sufficient to finance its operation for the next twelve months.

                            PART II - OTHER INFORMATION



Item 4. The annual meeting of stockholders was held on February 11, 1998. Brought to vote were the election of Directors for the ensuing year With 88.20% of shares represented at the meeting, the following were elected to the Board of Directors: John M. Thornton, Chairman, Elliot Wassarman, Daniel E. Steimle, James B. DeBello,
            Gerald I. Farmer and Sally B. Thornton.

            Also voted on, and approved, was the appointment of Deloitte & Touche LLP as the Company's 1998 auditors.


Item 6.     Exhibits and Reports on Form 8-K

      a.    The exhibits are on Form 8-K:  None

      b. Reports on Form 8-K: Filed on January 6, 1998 - Appointment of Elliot Wassarman as Chief Executive Officer and President, and Director of the Company. Resignation of John F. Kessler from the position of Chief Executive Officer and President, and Director, and the appointment of John F. Kessler to the position of Chief Financial Officer.

                                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MITEK SYSTEMS, INC.
                                          (Registrant)



Date:  February 12, 1998                    /s/ Elliot Wassarman
                                          ------------------------------------
                                          Elliot Wassarman, President and
                                          Chief Executive Officer




Date:  February 12, 1998                    /s/ John M. Thornton
                                          ------------------------------------
                                          John M. Thornton
                                          Chairman