Form 10-Q
period 1998-03-31
MITEK SYSTEMS INC
filed 1998-05-14
CIK 807863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549


                                     FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended MARCH 31, 1998 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       --------------------------------------------------------
                                 MITEK SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

               DELAWARE                                        87-0418827
----------------------------------------       --------------------------------
     (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)

     10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA    92131
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   ----------------------------
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes X  No    .
                  ---    ---

     There were 11,552,376 shares outstanding of the registrant's Common Stock as of May 7, 1998.

                        PART I:  FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                              March 31,           September 30,
                                                1998                  1997
                                              --------            -------------
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                   $  993,696            $  1,261,117
 Accounts receivable-net                      1,898,459               2,363,028
 Note receivable                                466,940                 502,031
 Inventories-net                                203,846                 415,973
 Prepaid expenses and other assets              103,879                 151,705
                                            -----------            ------------
   Total current assets                       3,666,820               4,693,854
                                            -----------            ------------

PROPERTY AND EQUIPMENT-at cost                1,164,686               1,150,122
 Less accumulated depreciation
 and amortization                               986,850                 945,109
                                            -----------            ------------
   Property and equipment-net                   177,836                 205,013
                                            -----------            ------------

OTHER ASSETS                                  1,530,904               2,289,428
                                            -----------            ------------
TOTAL                                       $ 5,375,560            $  7,188,295
                                            -----------            ------------
                                            -----------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                            $  484,019                 485,855
 Accrued payroll and related taxes              251,582                 272,603
 Other accrued liabilities                      643,047                 652,440
 Current portion of long-term liabilities           281                   4,706
                                            -----------            ------------
   Total current liabilities                  1,378,929               1,415,604
                                            -----------            ------------
LONG-TERM LIABILITIES                            48,027                  21,761
                                            -----------            ------------
Total liabilities                             1,426,956               1,437,365

COMMITMENTS (NOTE F)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
   1,000,000 shares authorized;
  no shares issued and outstanding
Common stock - $.001 par value;
 20,000,000 shares authorized;
 11,552,376 and 11,537,009 issued and
 outstanding, respectively                       11,552                  11,537
 Additional paid-in capital                   9,178,097               9,164,589
 Accumulated deficit                         (5,241,045)             (3,425,196)
                                            -----------            ------------
   Total stockholders' equity                 3,948,604               5,750,930
                                            -----------            ------------
TOTAL                                      $  5,375,560            $  7,188,295
                                            -----------            ------------
                                            -----------            ------------

See notes to consolidated financial statements

                             MITEK SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                        March 31,                        March 31,
                                                  1998              1997            1998           1997
                                             ------------        -----------    -----------    -----------
NET SALES                                    $  1,481,837        $ 1,875,247    $ 2,787,766    $ 2,976,179

COST OF GOODS SOLD                                637,910            481,227      1,236,220        882,220
                                             ------------        -----------    -----------    -----------
GROSS MARGIN                                      843,927          1,394,020      1,551,546      2,093,959
                                             ------------        -----------    -----------    -----------
COSTS AND EXPENSES:
General and administrative                        321,376            372,289        699,812        675,204
Research and development                          312,448            320,336        765,046        624,532
Selling and marketing                             448,157            509,479        986,599        935,090
Other charges (Note C)                                  0                  0        988,549              0
Interest income - net                             (17,117)           (35,678)       (38,354)       (49,301)
                                             ------------        -----------    -----------    -----------
Total costs and expenses                        1,064,864          1,166,426      3,401,652      2,185,525
                                             ------------        -----------    -----------    -----------
INCOME (LOSS) BEFORE
INCOME TAXES                                     (220,937)           227,594     (1,850,106)       (91,566)

OTHER INCOME (Note D)                              34,256                  0         34,256              0

INCOME TAX EXPENSE
(BENEFIT)                                               0             22,843              0         (9,157)
                                             ------------        -----------    -----------    -----------
NET INCOME (LOSS)                             $  (186,681)        $  204,751   $ (1,815,850)    $  (82,409)
                                             ------------        -----------    -----------    -----------
NET INCOME (LOSS)
PER SHARE - BASIC                             $      (.02)        $      .02    $      (.16)    $     (.01)
                                             ------------        -----------    -----------    -----------
NET INCOME (LOSS)
PER SHARE - DILUTED                           $      (.02)        $      .02    $      (.16)    $     (.01)
                                             ------------        -----------    -----------    -----------
WEIGHTED AVERAGE COMMON
SHARES - BASIC                                 11,552,376         10,080,228     11,546,333      9,382,300
                                             ------------        -----------    -----------    -----------
WEIGHED AVERAGE COMMON
SHARES - DILUTED                               11,552,376         10,346,584     11,546,333      9,382,300
                                             ------------        -----------    -----------    -----------



See notes to consolidated financial statements.

                              Mitek Systems, Inc.
                    Consolidated Statements of Cash Flows

                                                       SIX MONTHS ENDED MAR. 31,

                                                          1998          1997
                                                      -----------    -----------
    OPERATING ACTIVITIES:
      Net income (loss)                              $ (1,815,850)   $  (82,409)

      Gain on sale of Fax business                        (34,256)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                       278,933       210,462
      Loss on disposal of property                          2,423
      Asset impairment                                    489,000
    Changes in assets and liabilities:
      Accounts & notes receivable                         499,660      (762,203)
      Inventory, prepaid expense and other assets          25,679       102,371
      Accounts payable and accrued expenses               (99,839)     (406,347)
                                                       -----------   -----------
    Net cash used in operating activities                (654,250)     (938,126)
                                                       -----------   -----------
    INVESTING ACTIVITIES:
      Purchases of property and equipment                 (42,269)      (89,488)
      Proceeds from sale of Fax business                  420,000
                                                       -----------   -----------
      Net cash provided by investing activities           377,731       (89,488)
                                                       -----------   -----------
    FINANCING ACTIVITIES:
      Proceeds from borrowings                                          150,000
      Repayment of notes payable and long-term              (4,425)    (154,714)
      liabilities
      Proceeds from exercise of stock options               13,523       68,722
      and warrants
      Net proceeds from sales of stock                                4,244,098
                                                       -----------   -----------
      Net cash provided by financing activities             9,098     4,308,106
                                                       -----------   -----------


    NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                     (267,421)    3,280,492

    CASH AND CASH EQUIVALENTS AT
    BEGINNING OF PERIOD                                 1,261,117       210,413
                                                       -----------   -----------
    CASH AND CASH EQUIVALENTS AT
    END OF PERIOD                                    $    993,696   $ 3,490,905
                                                       -----------   -----------
                                                       -----------   -----------

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

     Results for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

     Inventories are summarized as follows:

                                     MARCH 31, 1998   SEPTEMBER 30, 1997
                                     --------------   ------------------
          Raw materials               $    59,283       $    75,082
          Work in process                       0                 0
          Finished goods                  144,563           340,891
                                     --------------   ------------------
          Total                       $   203,846       $   415,973
                                     --------------   ------------------
                                     --------------   ------------------

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Other Charges

     Totaling $989,000, consists of several charges to operations. The charges consist of the following components:

     Goodwill impairment -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, could detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $293,000.

     License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's exclusive to a non-exclusive software license. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000.

     The Company believes that as a result of continuing discussions with Parascript, the Company and Parascript will be able to work together in a positive manner, eliminating the need for recording any further reserve for this situation at this time.

     The Company was sued earlier this year for wrongful termination by two former employees of its Canadian subsidiary. The Company has strongly defended the action. The former employees obtained a bench order requiring the amount of the dispute to be deposited in escrow pending the outcome of the case. In the opinion of management, the actions of the Canadian court indicate a high likelihood of an adverse decision, which necessitated the recording of a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000. The Company is presently in settlement negotiations and believes that a settlement of this dispute will be achieved which will have no material effect on the Company.

     In December, 1997, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote G. - Subsequent events). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

     The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company has recorded a reserve for inventory obsolescence in the amount of $200,000.

D.  Sale of Fax business

    On January 30, 1998, the Company sold its Fax Products assets in a cash transaction, resulting in a gain of $34,000. The gross proceeds of the sale were $420,000 in cash, offset by the carrying value of the assets sold ($308,000) and costs related to the transaction ($78,000).

E.  Net Income (Loss) Per Share

    The Company calculates net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" .Net income (loss) per share-basic is based on the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted is based on the weighted average number of common shares in the period and takes into account the common equivalents affect of outstanding stock options and warrants (common equivalents) using the treasury stock method when the affect is dilutive


F.  Commitments

     The Company has signed an agreement to sub-lease approximately 8,824 square feet of office space adjacent to its primary offices, effective May 1, 1998 through June 30, 2002. The sub-lease will result in reduction of rent expense to the Company in the amount of $455,645 over the term of the agreement.

G.  Option Repricing

    During the first quarter the Company undertook an option repricing program in which employees could elect to have their options repriced at an exercise price of $.89. There were a total number of 762,052 options repriced under this program.

H.  Restructure

    The Company entered into an Employment Agreement with Mr. Elliot Wassarman, effective as of January 5, 1998. Pursuant to the Agreement, Mr. Wassarman will serve as President and Chief Executive Officer of the Company for a base salary of $220,000. In addition to base salary, Mr. Wassarman is entitled to participate in the Executive and Key Employee Bonus Plan. In the event that the Company terminates Mr. Wassarman's employment under certain circumstances, Mr. Wassarman will receive a severance payment equal to six months salary, payable over a six month period of time, and continuation of certain employee benefits. In addition, the Company has entered into a Nonqualified Stock Option Agreement with Mr. Wassarman providing him options to acquire up to 800,000 shares of the Company's common stock at $1.25 per share, subject to certain vesting requirements. Of such options, 550,000 vest on a monthly basis at the rate of 15,278 per month for each month Mr. Wassarman remains in the employ of the Company. Upon change in control of the Company, the unvested portion of the 550,000 options will vest immediately, and Mr. Wassarman will be eligible to receive up to an additional 250,000 vested options.

    In mid-February, 1998, the Company executed a plan of operations restructure, which included a realignment of the Company's expense structure, including expense and personnel reductions. The costs and expenses of the restructure totaled $19,600.

I.  Legal Matter

    Recently the Company was sued for $1 million by one if its system integrator customers, Adaptive Solutions, Inc. In its suit, Adaptive Solutions, Inc. charged the Company with breach of contract. The Company has consulted its counsel, has adamantly denied the assertions of Adaptive Solutions, Inc. and is vigorously defending the suit. As a result of discussions between the parties and their respective counsel, there have been ongoing settlement negotiations with Adaptive Solutions, Inc.. The Company believes it has a strong defense and that the matter will be settled amicably, and without material impact on the Company. Therefore, no reserves have been recorded at this time for this claim.

  MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

      The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself on the "safe harbor" provisions of that Act. The discussion and information in Managements' Discussion and Analysis of Financial Condition and Result of Operations (the "MD&A") may contain both historical and forward-looking statements. To the extent that MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including but not limited to adverse economic conditions, general decreases in demand for Company products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

      In the three months ended March 31, 1998, with improvements over its planned revenues and expenses, along with improvements in operating efficiencies, the Company improved its financial results compared to the first quarter results of fiscal 1998. For the three months ended March 31, 1998, there was a net loss of $187,000 or $.02 per share, compared to a net loss of $1,629,000 or $.14 per share in the first quarter. For the six months ended March 31, 1998, the Company had a net loss of $1,816,000 or $.16 per share, compared to a net loss of $82,000 or $.01 per share for the same period in 1997.

      In the three months ended March 31, 1998, revenues were $1,482,000, an improvement over the Company's forecast of $1.3 million, and a 13.5% increase over the first quarter revenues of $1,306,000. Gross margin for the quarter ended March 31, 1998 increased by 19% and expenses decreased by 52% ($1.1 million in the second quarter compared to $2.3 million in the first quarter) compared to the first quarter of fiscal 1998. Additionally, the Company decreased second quarter loss before taxes by $1,408,000 over the first quarter.

      The Company's cash flow for the second quarter of fiscal 1998 improved significantly compared to the first quarter, and at March 31, 1998 had $1 million in cash and cash equivalents, plus an unused credit facility of $400,000. The Company is in the process of establishing an increase in its credit facility.

      The Company is pleased that it has outperformed its second quarter forecast announced at the Annual Meeting in February, and feels cautiously optimistic that this trend will continue as the Company continues to execute its turn around plan. The Company is cautiously optimistic that it will break even in its third quarter, period ending June 30, 1998, and show a modest profit in the fourth quarter ending September 30, 1998. These improvements will come as the result of increased sales, improved trade receivables collection management, the organization and product related improvements made by the Company in the first and second quarters, and the planned actions in the coming quarters.

      In addition to establishing an increase to its credit facility, the Company is reorganizing its executive staff around its core competencies, including the recruitment of industry knowledgeable executives to help drive the Company's growth. The Company plans to introduce two new products in the third quarter (PFP Pro-TM-, a 32-bit distributed network forms procession solution, and QuickFX-TM-, a Microsoft NT based leading edge technology image pre-processing tool set). Plus, the Company has released a new version of its industry leading QuickStrokes-TM- software. We believe these new products, along with our leading edge QuickModules product line, integration services, and our CheckScript-TM- offering will allow the Company to enter new vertical markets that are larger in potential than our existing markets, while remaining focused on its core competencies.



ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 1998 and 1997

      NET SALES.    Net sales for the three month period ended March 31, 1998
were $1,482,000, compared to $1,875,000 for the same period in 1997, a decrease of $393,000 or 21%. Net sales for the sixth month period ended March 31, 1998 were $2,788,000, compared to $2,976,000 for the same period in 1997, a decrease of $188,000 or 6%. The decrease in both periods were attributed to delay in orders from OEM's and integrators.

      GROSS MARGIN.    Gross margins for the three month period ended March 31,
1998 were $844,000, compared to $1,394,000 for the same period in 1997, a decrease of $550,000 or 39%. Stated as a percentage of net sales, gross margins decreased to 57% for the three month period ended March 31,
1998 compared to 74% for the same period in 1997.   Gross margins for the six
month period ended March 31, 1998 were $1,552,000, compared to $2,094,000 for the same period in 1997, a decrease of $542,000 or 26%. Stated as a percentage of net sales, gross margins decreased to 56% for the sixth month period ended March 31, 1998, compared to 70% for the same period in 1997. The changes in both periods were primarily the result of product mix, combined with reduced revenues.

      GENERAL AND ADMINISTRATIVE.   General and administrative expenses for
the three month period ended March 31, 1998 were $321,000, compared to $372,000 for the same period ended in 1997, a decrease of $51,000 or 14%.
The decrease in expenses for the three month period were attributed to reduction in travel, recruitment costs and regulatory fees. Stated as a percentage of net sales, general and administrative expenses increased to 22% for the three month period ended March 31, 1998, compared to 20% for the same period in 1997. General and administrative expenses for the sixth month period ended March 31, 1998 were $700,000, compared to $675,000 for the same period in 1997, an increase of $25,000 or 4%. Stated as a percentage of net sales, general and administrative expenses increased to 25% the six month period ended March 31, 1998, compared to 23% for the same period in 1997.
The increase in expenses for the six month period were primarily attributable to bad debt expense. The increase as a percentage of net sales for the three month and six month periods were primarily attributable to the decline in revenues.

      RESEARCH AND DEVELOPMENT.   Research and development expenses for the
three month period ended March 31, 1998 were $312,000, compared to $320,000 for the same period ended in 1997, a decrease of $8,000 or 3%. The reduction in expenses are the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses increased to 21% for the three month period ended March 31, 1998, compared to 17% for the same period in 1997 and were the result of the decline in revenues. Research and development expenses for the sixth month period ended March 31, 1998 were $765,000, compared to $625,000 for the same period ended in 1997, an increase of $140,000 or 22%. Stated as a percentage of net sales, research and development expenses increased to 27% for the sixth month period ended March 31, 1998, compared to 21% for the same period in 1997. The increase in expense and the increase in the percentage of net sales for the six month period were primarily attributable to new product development of solutions products, the result of the Technology Solutions, Inc. acquisition in June, 1997, and a decline in revenues.

      SELLING AND MARKETING.   Selling and marketing expenses for the three
month period ended March 31, 1998 were $448,000, compared to $510,000 for the same period in 1997, a decrease of $62,000 or 12%. Stated as a percentage of net sales, selling and marketing expenses increased to 30% for the three month period ended March 31, 1998, compared to 27% for the same period in 1997. Selling and marketing expenses for the sixth month period ended March 31, 1998 were $987,000, compared to $935,000 for the same period in 1997, an increase of $52,000 or 6%. Stated as a percentage of net sales, selling and marketing expenses increased to 35% for the sixth month period ended March 31, 1998, compared to 31% for the same period in 1997. The increase in expenses for the six month period is primarily related to the increase in product promotion expenses, while the increase to the percentage of net sales relate to the decline in revenues.

      OTHER CHARGES. For the sixth month period ended March 31, 1998, other charges totaling $989,000, consist of several non-recurring charges to operations. The charges consist of the following components:
      Goodwill impairment -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded its fair value, resulting in an impairment loss of $293,000.

      License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's exclusive to a non-exclusive software license. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000.

      The Company believes that as a result of continuing discussions with Parascript, the Company and Parascript will be able to work together in a positive manner, eliminating the need for recording any further reserve for this situation.

      The Company was sued earlier this year for wrongful termination by two former employees of its Canadian subsidiary. The Company has strongly defended the action. The former employees obtained a bench order requiring the amount of the dispute to be deposited in escrow pending the outcome of the case. In the opinion of management, the actions of the Canadian court indicate a high likelihood of an adverse decision, which necessitated the recording of a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000. The Company is presently in settlement negotiations and believes that a settlement of this dispute will be achieved which will have no material effect on the Company.

      Recently the Company was sued for $1 million by one if its system integrator customers, Adaptive Solutions, Inc. In its suit, Adaptive Solutions, Inc. charged the Company with breach of contract. The Company has consulted its counsel, and has adamantly denied the assertions of Adaptive Solutions, Inc. and is vigorously defending the suit. As a result of discussions between the parties and their respective counsel, there have been ongoing settlement negotiations with Adaptive Solutions, Inc.. The Company believes it has a strong defense and that the matter will be settled amicably, and without material impact on the Company. Therefore, no reserves have been recorded at this time for this lawsuit claim.

      In December, 1997, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote H. - Restructure). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

      The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company has recorded a reserve for inventory obsolescence in the amount of $200,000.

      INTEREST  INCOME.   Interest income for the three month period ended March
31,1998 was $17,000, compared to interest income of $36,000 for the same period in 1997, a decrease of $19,000 or 53%. Interest income for the sixth month period ended March 31, 1998 was $38,000, compared to interest income of $49,000 for the same period in 1997, a decrease of $11,000 or 22%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended March 31, 1998 and 1997. The decline in interest income in both periods reflect the use of invested funds.

      OTHER INCOME. Other income for the three month period ended March 31, 1998, reflects the net sale of the company's Fax Products on January 30, 1998. The Company received $420,000 in cash proceeds which was offset by the carrying value of the assets sold ($308,000) and costs related to the transaction ($78,000). (Note D).

      INCOME TAX EXPENSE (BENEFIT). For the quarters ended March 31, 1998 and 1997, the provision for income tax benefit or expense for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

      At March 31, 1998, stockholders' equity was $3,949,000, a decrease of $1,802,000 from September 30, 1997. The Company's working capital and current ratio was $2,288,000 and 2.66 to 1 at March 31, 1998, compared to $3,278,000 and
3.32 to 1 at September 30, 1997, respectively.

      At March 31, 1998, the total liabilities to equity ratio was .36 to 1 compared to .25 to 1 at September 30, 1997. As of March 31, 1998, the Company's total liabilities were $10,000 less than September 30, 1997.

Components of working capital with significant changes during the six months ended March 31, 1998 were: Cash, Inventory and Accounts Payable. Compared to September 30, 1997, the components changed as follows:

             Cash and Cash Equivalents - Decreased $267,000 as compared to September 30, 1997, which reflects the increases in operating costs and expenses. However, cash remained strong with cash on hand of $994,000 at March 31, 1998, which does not include $400,000 in credit facility availability.

             Accounts Receivable - Decreased $465,000 as compared to September 30, 1997 because of cash receipts on the current portion of receivables.

             Inventory-net - Decreased $212,000 because of reserves recognition in the amount of $200,000 as stated in the MD&A under Other Charges, while gross inventory decreased $12,000.

             Other Assets - Decreased by $759,000 primarily because of revaluation of goodwill and license fees (see Note C).

In March, 1996, the Company established a $400,000 line of credit with Rancho Santa Fe Bank ("Bank") for working capital purposes. Borrowings under this line bear interest at the rate of 1 1/2% over the Bank's Prime Rate and the line of
credit expires on May 6, 1998.   The company has requested and expects the Bank
to extend and increase the credit line and add a capital equipment lease line. The line of credit is secured by a lien on substantially all of the Company's assets. There were no borrowings against the line of credit on March 31, 1998.

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

             Immediately following the annual meeting of stockholders, an organizational meeting of the Board of Directors of the Corporation was held to elect officers of the Corporation for the coming year. The following persons were elected: John M. Thornton, Chairman of the Board; Elliot Wassarman, President and Chief Executive Officer; John M. Thornton, Chief Financial Officer; Barbara Hurlstone, Secretary.

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


                                          MITEK SYSTEMS, INC.
                                          (Registrant)



Date:          May 7, 1998
                                          -------------------------------
                                          Elliot Wassarman, President and
                                          Chief Executive Officer




Date:          May 7, 1998
                                          --------------------------------
                                          John M. Thornton
                                          Chairman