Form 10-Q/A
period 1998-03-31
MITEK SYSTEMS INC
filed 1998-06-01
CIK 807863

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC. 20549


                                     FORM 10-Q/A



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

Item 6.      Exhibits and Reports on Form 8-K

     a.      Exhibit 27 - Financial Data Schedule

     b.      The exhibits are on Form 8-K:  None

     c. Reports on Form 8-K: Filed on January 6, 1998 - Appointment of Elliot Wassarman as Chief Executive Officer and President, and Director of the Company. Resignation of John F. Kessler from the position of Chief Executive Officer and President, and Director, and the appointment of John F. Kessler to the position of Chief Financial Officer.

                                     SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MITEK SYSTEMS, INC.
                                          (Registrant)



Date:          May 29, 1998               /s/ Elliot Wassarman
                                          -------------------------------
                                          Elliot Wassarman, President and
                                          Chief Executive Officer




Date:          May 29, 1998               /s/ John M. Thornton
                                          --------------------------------
                                          John M. Thornton
                                          Chairman