Form 10-Q
period 1998-06-30
MITEK SYSTEMS INC
filed 1998-08-14
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC. 20549


                                  FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 1998 or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission file number 0-15235
                       -------
                               MITEK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                         87-0418827
        -------------------------------         -------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

   10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA   92131
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

                               Yes X    No
                                  ----    ----

     There were 11,553,152 shares outstanding of the registrant's Common Stock as of July 23, 1998.

                          PART I: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                               June 30,             September 30,
                                                                 1998                    1997
                                                           ----------------       ----------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                               $      1,427,746       $      1,261,117
   Accounts receivable-net                                        1,910,689              2,363,028
   Note receivable                                                  208,460                502,031
   Inventories-net                                                  163,922                415,973
   Prepaid expenses and other assets                                125,935                151,705
                                                           ----------------       ----------------
     Total current assets                                         3,836,752              4,693,854
                                                           ----------------       ----------------
PROPERTY AND EQUIPMENT-at cost                                    1,145,728              1,150,122
   Less accumulated depreciation
   and amortization                                                 972,130                945,109
                                                           ----------------       ----------------
     Property and equipment-net                                     173,598                205,013
                                                           ----------------       ----------------
OTHER ASSETS                                                      1,478,658              2,289,428
                                                           ----------------       ----------------
TOTAL                                                      $      5,489,008       $      7,188,295
                                                           ----------------       ----------------
                                                           ----------------       ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                        $        528,640                485,855
   Accrued payroll and related taxes                                194,859                272,603
   Other accrued liabilities                                        679,047                652,440
   Current portion of long-term liabilities                                                  4,706
                                                           ----------------       ----------------
     Total current liabilities                                    1,402,546              1,415,604
                                                           ----------------       ----------------

LONG-TERM LIABILITIES                                                55,625                 21,761
                                                           ----------------       ----------------
Total liabilities                                                 1,458,171              1,437,365
                                                           ----------------       ----------------

COMMITMENTS (NOTE F)

STOCKHOLDERS' EQUITY:
Preferred stock - $.001 par value;
 1,000,000 shares authorized;
 no shares issued and outstanding
Common stock - $.001 par value;
 20,000,000 shares authorized;
 11,553,152 and 11,537,009 issued and
 outstanding, respectively                                           11,553                 11,537
   Additional paid-in capital                                     9,178,787              9,164,589
   Accumulated deficit                                           (5,159,503)            (3,425,196)
                                                           ----------------       ----------------
     Total stockholders' equity                                   4,030,837              5,750,930
                                                           ----------------       ----------------
TOTAL                                                      $      5,489,008       $      7,188,295
                                                           ----------------       ----------------
                                                           ----------------       ----------------


See notes to consolidated financial statements

                               MITEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                        June 30,                              June 30,
                                                 1998               1997              1998                1997
                                         -----------------   ---------------    ---------------   -----------------
NET SALES                                $       1,700,897   $       700,853    $     4,488,662   $       3,677,032
COST OF GOODS SOLD                                 323,593           284,863          1,251,537             906,189
                                         -----------------   ---------------    ---------------   -----------------
GROSS MARGIN                                     1,377,304           415,990          3,237,125           2,770,843
                                         -----------------   ---------------    ---------------   -----------------
COSTS AND EXPENSES:
Operations                                         101,303            74,163            304,374             285,059
General and administrative                         467,854           410,671          1,288,283           1,135,874
Research and development                           382,682           407,128          1,143,738           1,031,659
Selling and marketing                              363,150           590,947          1,338,326           1,526,037
Other charges (Note C)                                                                  988,549
Interest income - net                              (19,228)          (26,792)           (57,582)            (76,093)
                                         -----------------   ---------------    ---------------   -----------------
Total costs and expenses                         1,295,761         1,456,117          5,005,688           3,902,536
                                         -----------------   ---------------    ---------------   -----------------
INCOME (LOSS) BEFORE
INCOME TAXES                                        81,543        (1,040,127)        (1,768,563)         (1,131,693)
OTHER INCOME (Note D)                                                                    34,256
INCOME TAX BENEFIT                                                   104,012                                113,169
                                         -----------------   ---------------    ---------------   -----------------
NET INCOME (LOSS)                        $          81,543   $      (936,115)     $  (1,734,307)  $      (1,018,524)
                                         -----------------   ---------------    ---------------   -----------------
                                         -----------------   ---------------    ---------------   -----------------
NET INCOME (LOSS)
PER SHARE - BASIC                        $             .01   $          (.09)     $        (.15)  $            (.11)
                                         -----------------   ---------------    ---------------   -----------------
                                         -----------------   ---------------    ---------------   -----------------
NET INCOME (LOSS)
PER SHARE - DILUTED                      $             .01   $         (.09)    $          (.15)  $            (.11)
                                         -----------------   ---------------    ---------------   -----------------
                                         -----------------   ---------------    ---------------   -----------------
WEIGHTED AVERAGE COMMON
SHARES - BASIC                                  11,552,794        10,288,853         11,548,486           9,687,654
                                         -----------------   ---------------    ---------------   -----------------
                                         -----------------   ---------------    ---------------   -----------------
WEIGHED AVERAGE COMMON
SHARES - DILUTED                                11,615,592        10,288,853         11,548,486           9,687,654
                                         -----------------   ---------------    ---------------   -----------------
                                         -----------------   ---------------    ---------------   -----------------

See notes to consolidated financial statements.

                               MITEK SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         NINE MONTHS ENDED JUNE 30,
                                                                      1998                      1997
                                                               -----------------         -----------------
OPERATING ACTIVITIES:
  Net income (loss)                                            $     (1,734,307)         $     (1,018,524)
  Gain on sale of Fax business                                          (34,256)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                       360,006                  415,638
     Loss on disposal of property                                          2,423
     Asset impairment                                                    489,000
  Changes in assets and liabilities:
     Accounts & notes receivable                                         745,910                 (116,488)
     Inventory, prepaid expense and other assets                          43,540                 (956,835)
     Accounts payable and accrued expenses                               (68,343)                 (90,563)
                                                                 ----------------          ----------------
  Net cash used in operating activities                                 (196,027)              (1,766,772)
                                                                 ----------------          ----------------
INVESTING ACTIVITIES:
  Purchases of property and equipment                                    (66,860)                (173,181)
  Proceeds from sale of Fax business                                     420,000
  Acquisition of TSI - net                                                                       (205,867)
  Proceeds from sale of property and equipment                                 8
                                                                 ----------------          ----------------
  Net cash provided by (used in) investing activities                    353,148                 (379,048)
                                                                 ----------------          ----------------
FINANCING ACTIVITIES:
  Proceeds from borrowings                                                                        150,000
  Repayment of notes payable and long-term liabilities                    (4,706)                (156,843)
  Proceeds from exercise of stock options and warrants                    14,214                   68,722
  Net proceeds from sales of stock                                                              4,089,316
                                                                 ----------------          ----------------
  Net cash provided by financing activities                                9,508                4,151,195
                                                                 ----------------          ----------------
NET INCREASE IN CASH AND
CASH EQUIVALENTS                                                         166,629                2,005,375
CASH AND CASH EQUIVALENTS AT
BEGINNING OF PERIOD                                                    1,261,117                  210,413
                                                                 ----------------          ----------------
CASH AND CASH EQUIVALENTS AT
END OF PERIOD                                                    $     1,427,746           $    2,215,788
                                                                 ----------------          ----------------
                                                                 ----------------          ----------------

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

     Results for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

B.   Inventories

       Inventories are summarized as follows:


                                                   June 30, 1998         September 30, 1997
                                               --------------------     --------------------
      Raw materials                            $             46,278     $             75,082
      Work in process                                         9,575                        0
      Finished goods                                        108,069                  340,891
                                               --------------------     --------------------
      Total                                    $            163,922     $            415,973
                                               ====================     ====================

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market.

C.   Other Charges

     Several charges to operations, totaling $989,000, consist of the following components:

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

     License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with an assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's software license from exclusive to non-exclusive. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000. The Company believes that as a result of continuing discussions with Parascript, the Company and Parascript will be able to work together in a positive manner, eliminating the need for recording any further reserve for this situation at this time.

     The Company was sued earlier this year for wrongful termination by two former employees of its Canadian subsidiary. The Company has strongly defended the action. The former employees obtained a bench order requiring the amount of the dispute to be deposited in escrow pending the outcome of the case. In the initial opinion of management, the actions of the Canadian court indicated a high likelihood of an adverse decision, which necessitated the recording of a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000. Based upon subsequent findings, the Company offered a $34,000 settlement, which was rejected. The Company believes it has a very strong position in this dispute and that the outcome will have no material effect on the Company.

     In December 1997, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote H. - Restructure). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

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

E.   Net Income (Loss) Per Share

     The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share. Net income (loss) per share-basic is based on the weighted average number of common shares outstanding during the period. Net income (loss) per share-diluted is based on the weighted average number of common shares in the period and takes into account the common equivalents affect of outstanding stock options and warrants (common share equivalents) using the treasury stock method when the affect is dilutive.


F.   Commitments

     The Company has signed an agreement to sub-lease approximately 8,824 square feet of office space adjacent to its primary offices, effective May 1, 1998 through June 30, 2002. The sub-lease will result in reduction of rent expense to the Company in the amount of $389,176 over the term of the agreement.

G.   Option Repricing

     During the first quarter the Company undertook an option repricing program in which employees could elect to have their options repriced at an exercise price of $.89. There were a total number of 762,052 options repriced under this program.

H.   Restructure

     The Company entered into an Employment Agreement with Mr. Elliot Wassarman, effective January 5, 1998. Pursuant to the Agreement, Mr. Wassarman will serve as President and Chief Executive Officer of the Company for a base salary of $220,000. In addition to base salary, Mr. Wassarman is entitled to participate in the Executive and Key Employee Bonus Plan. In the event that the Company terminates Mr. Wassarman's employment under certain circumstances, Mr. Wassarman will receive a severance payment equal to six months salary, payable over a six month period of time, and continuation of certain employee benefits. In addition, the Company has entered into a Nonqualified Stock Option Agreement with Mr. Wassarman providing him options to acquire up to 800,000 shares of the Company's common stock at $1.25 per share, subject to certain vesting requirements. Of such options, 550,000 vest on a monthly basis at the rate of 15,278 per month for each month Mr. Wassarman remains in the employ of the Company. Upon change in control of the Company, the unvested portion of the 550,000 options will vest immediately, and Mr. Wassarman will be eligible to receive up to an additional 250,000 vested options.

     In mid-February, 1998, the Company executed a plan of operations restructure, which included a realignment of the Company's expense structure, including expense and personnel reductions. The costs and expenses of the restructure totaled $19,600.

I.   Legal Matters

     Recently the Company was sued for $1 million by one if its system integrator customers, Adaptive Solutions, Inc. In its suit, Adaptive Solutions, Inc. charged the Company with breach of contract. The Company has consulted its counsel, has adamantly denied the assertions of Adaptive Solutions, Inc. and is vigorously defending the suit. There are presently no ongoing settlement negotiations. The Company believes it has a strong defense and will prevail in any legal action, with no material impact on the Company. Therefore, no reserves have been recorded at this time for this claim.

     On May 26, 1998, the remaining founder of T.S.I. (the company acquired by Mitek in June 1997) resigned his position in Mitek. On July 17, 1998, the Company filed a lawsuit against T.S.I., Fairfax Consulting and Fairfax Imaging (newly formed entities by the founders of T.S.I.) in a Virginia State Court asserting misrepresentation by T.S.I. and its founders and board regarding the acquisitions, and for misappropriation of trade secrets. On July 30, 1998, the Company dismissed its Virginia State Court suit against T.S.I., its Board of Directors and their affiliates, Fairfax Consulting and Fairfax Imaging, and re-filed its case in Federal Court. The Company believes it has a strong case against T.S.I. and its principals, and will vigorously pursue its claims in the Federal Court. A countersuit was filed against the Company on July 22, 1998 in the Virginia State Court. No countersuit against Mitek has yet been filed in the Federal Court. The case is in a very preliminary stage and thus no impairment charge or possible recovery (which could increase cash, decrease goodwill and possibly decrease outstanding common stock) has been provided for at this time. The Company will continue to evaluate its position with counsel and provide for reserves or recovery, if any, that are deemed appropriate.

     See footnote C - Other Charges for legal matters with former employees.

J.   Subsequent Events

     On August 7, 1998, the Company entered into an agreement with TeleworX Consulting, Inc. to sub-lease its office facilities located at 109 Carpenter Drive, Sterling, Virginia. The sub-lease provides for $2,298 monthly rent plus all other costs under the master lease which expires October 31, 1998.

       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

     The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself on the "safe harbor" provisions of that Act. The discussion and information in Management's' Discussion and Analysis of Financial Condition and Result of Operations (the "MD&A") may contain both historical and forward-looking statements. To the extent that MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including but not limited to adverse economic conditions, general decreases in demand for Company products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

     In the three months ended June 30, 1998, the Company improved its financial results compared to the second quarter results of 1998 as a result of improvements in its revenues, gross margin, and product mix, along with improvements in operating efficiencies. For the three months ended June 30, 1998, the Company earned net income of $82,000 or $.01 per share, compared with a net loss of $187,000 or $.02 per share in the second quarter of 1998 and a net loss of $1,629,000 or $.14 per share for the first quarter of 1998. For the nine months ended June 30, 1998, the Company incurred a net loss of $1,734,000 or $.15 per share, compared to a net loss of $1,019,000 or $.11 per share for the same period in 1997. The fiscal 1998 loss includes first quarter write-offs taken by the Company, as previously reported.

     In the three months ended June 30, 1998, revenues were $1,701,000, an increase of $219,000 or 14.8% over the second quarter revenues of $1,482,000, and an increase of $1,000,000 or 143% over the same period last year. Gross margin for the three months ended June 30, 1998 was $1,377,000, an increase of $533,000 or 63% over the prior quarter due to improvements in product mix and controlled expenses, and an increase of $961,000 or 231% over the same period last year.

     The Company's cash flow for the third quarter of fiscal 1998 continued to improve, and at June 30, 1998 the Company had $1.4 million in cash and cash equivalents as compared to $1.0 million on March 31, 1998, and $1.3 million on September 30, 1997. The Company also increased its credit facility to $1,000,000 from $400,000. The new credit facility consists of a $750,000 revolving line of credit which contains lower borrowing rates and higher percentages of qualified receivables for the Company, and a $250,000 equipment line of credit. There were no borrowings under the lines of credit as of June 30, 1998.

     The Company is pleased it has achieved a profit in the third quarter and an increase in revenues compared with last quarter and a dramatic increase over the same period last year. This is somewhat ahead of the February Annual Shareholder Meeting forecast that the Company would achieve break even results in the third quarter period ending June 30, 1998, and show a modest profit in the fourth quarter ending September 30, 1998 as the Company continues on its plan to achieve a turnaround situation from its fiscal 1997 results. The Company expects its current cash flows from operations to significantly improve by the end of the fourth quarter, exclusive of its new credit facility. These operating improvements come as a result of increased focus on the Company's core competencies and core markets, improvements in gross margins due to product mix improvements, its strategic decision to focus sales efforts away from low margin government contracts, and elimination of non-productive R&D efforts.

     The company has strengthened its management team through the recent addition of Michael Jackman as Senior Vice President, Integration Solutions, the elevation of Dennis Brittain to Chief Technical Officer, and the elevation of Noel Flynn to Vice President, Operations & Customer Support. The Company is currently recruiting other executive positions to round out the Company's senior management team and position it for the growth challenges it will face in the coming years.

     During the third quarter Mitek introduced PFP Pro(TM), a 32-bit distributed networks form processing solution, and QuickFX(TM), an image pre-processing solution. Both products are designed for compatibility with Microsoft Windows 95, Microsoft NT, and Microsoft Windows 98. The Company believes that these new products, along with its leading edge QuickStrokes product line, QuickModules software, integration services, and CheckScript(TM) offering will allow the Company to enter associated new vertical markets that are larger in potential than its existing markets, while remaining focused on its core competencies.


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 1998 and 1997

     NET SALES. Net sales for the three month period ended June 30, 1998 were $1,701,000, compared to $701,000 for the same period in 1997, an increase of $1,000,000 or 143%. Net sales for the nine month period ended June 30, 1998 were $4,489,000, compared to $3,677,000 for the same period in 1997, an increase of $812,000 or 22%. The increase in both periods was primarily attributable to orders received from OEM's and integrators.

     GROSS MARGIN. Gross margin for the three month period ended June 30, 1998 was $1,377,000, compared to $416,000 for the same period in 1997, an increase of $961,000 or 231%. Stated as a percentage of net sales, gross margin increased to 81% for the three month period ended June 30, 1998 compared to 59% for the same period in 1997. Gross margin for the nine month period ended June 30, 1998 was $3,237,000, compared to $2,771,000 for the same period in 1997, an increase of $466,000 or 17%. Stated as a percentage of net sales, gross margin decreased to 72% for the nine month period ended June 30, 1998, compared to 75% for the same period in 1997. The changes in both periods were primarily the result of a change in product mix. Costs previously stated as part of costs of goods sold have been reclassified to conform with the current year presentation. These reclassified costs relate to the expenses of operations (shipping/receiving, purchasing, customer support, quality assurance) and goodwill amortization. These reclassified costs for the prior year amount to $127,000 for the three month period and $388,000 for the nine month period.

     OPERATIONS. Operations expenses for the three month period ended June 30, 1998 were $101,000, compared to $74,000 for the same period in 1997, an increase of $27,000 or 37%. Stated as a percentage of net sales, operations expenses decreased to 6% for the three month period ended June 30, 1998, compared to 11% for the same period in 1997. Operations expenses for the nine month period ended June 30, 1998 were $304,000, compared to $285,000 for the same period in 1997, an increase of $19,000 or 7%. Stated as a percentage of net sales, operations expenses decreased to 7% for the nine month period ended June 30, 1998, compared to 8% for the same period in 1997. The increases in expenses for the three and nine month periods were primarily attributable to staff additions, while the decrease in the percentage of net sales was primarily attributable to increased revenues. The operations expenses were previously stated as part of costs of goods sold. These costs have been reclassified to conform with the current year presentation.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended June 30, 1998 were $468,000, compared to $411,000 for the same period in 1997, an increase of $57,000 or 14%. Stated as a percentage of net sales, general and administrative expenses decreased to 28% for the three month period ended June 30, 1998, compared to 59% for the same period in 1997. General and administrative expenses for the nine month period ended June 30, 1998 were $1,288,000, compared to $1,136,000 for the same period in 1997, an increase of $152,000 or 13%. Stated as a percentage of net sales, general and administrative expenses decreased to 29% for the nine month period ended June 30, 1998, compared to 31% for the same period in 1997. The increases in expenses for the three and nine month periods were primarily attributable to costs associated with outside professional services, legal fees, recruitment fees and staff additions, while the decrease in the percentage of net sales for the three month and nine month periods was primarily attributable to increased revenues. Certain costs previously stated as part of costs of goods sold, specifically goodwill and executive costs and expenses, have been reclassified to general and administrative expenses and have been reclassified to conform with the current year presentation. These reclassified costs for the prior year amount to $53,000 for the three month period and $103,000 for the nine month period.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended June 30, 1998 were $383,000, compared to $407,000 for the same period in 1997, a decrease of $24,000 or 6%. The reductions in expenses are the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses decreased to 23% for the three month period ended June 30, 1998, compared to 58% for the same period in 1997. The decrease as a percentage of net sales for the three month period was primarily attributable to the increase in revenues. Research and development expenses for the nine month period ended June 30, 1998 were $1,144,000, compared to $1,032,000 for the same period in 1997, an increase of $112,000 or 11%. Stated as a percentage of net sales, research and development expenses decreased to 26% for the nine month period ended June 30, 1998, compared to 28% for the same period in 1997. The decrease in the percentage of net sales for the nine month period was primarily attributable to the increase in revenues, while the increase in expenses for the nine month period was primarily attributable to new product development of solutions products, the result of the Technology Solutions, Inc. acquisition in June, 1997.

     SELLING AND MARKETING. Selling and marketing expenses for the three month period ended June 30, 1998 were $363,000, compared to $591,000 for the same period in 1997, a decrease of $228,000 or 39%. Stated as a percentage of net sales, selling and marketing expenses decreased to 21% for the three month period ended June 30, 1998, compared to 84% for the same period in 1997. Selling and marketing expenses for the nine month period ended June 30, 1998 were $1,338,000, compared to $1,526,000 for the same period in 1997, a decrease of $188,000 or 12%. Stated as a percentage of net sales, selling and marketing expenses decreased to 30% for the nine month period ended June 30, 1998, compared to 42% for the same period in 1997. The decreases in expenses and in the percentage of net sales for the nine month and three month periods are primarily attributable to the termination of marketing efforts on certain products, staff reductions, and the increase in revenues.

     OTHER CHARGES. For the nine month period ended June 30, 1998, other charges totaling $989,000, consist of several non-recurring charges to operations. The charges consist of the following components:

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

     License Fee impairment - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with an assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's software license from exclusive to non-exclusive. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000. The Company believes that as a result of continuing discussions with Parascript, the Company and Parascript will be able to work together in a positive manner, eliminating the need for recording any further reserve for this situation.

     The Company was sued earlier this year for wrongful termination by two former employees of its Canadian subsidiary. The Company has strongly defended the action. The former employees obtained a bench order requiring the amount of the dispute to be deposited in escrow pending the outcome of the case. In the initial opinion of management, the actions of the Canadian court indicated a high likelihood of an adverse decision, which necessitated the recording of a reserve in the amount of $134,000, plus costs, equaling a reserve of $142,000. Based upon subsequent findings, the Company offered a $34,000 settlement, which was rejected. The Company believes it has a very strong position in this dispute and that the outcome will have no material effect on the Company.

     Recently the Company was sued for $1 million by one if its system integrator customers, Adaptive Solutions, Inc. In its suit, Adaptive Solutions, Inc. charged the Company with breach of contract. The Company has consulted its counsel, has adamantly denied the assertions of Adaptive Solutions, Inc. and is vigorously defending the suit. There are presently no ongoing settlement negotiations. The Company believes it has a strong defense and will prevail in any legal action, with no material impact on the Company. Therefore, no reserves have been recorded at this time for this claim.

     On May 26, 1998, the remaining founder of T.S.I. (the company acquired by Mitek in June 1997) resigned his position in Mitek. On July 17, 1998, the Company filed a lawsuit against T.S.I., Fairfax Consulting and Fairfax Imaging (newly formed entities by the founders of T.S.I.) in a Virginia State Court asserting misrepresentation by T.S.I. and its founders and board regarding the acquisition, and for misappropriation of trade secrets. On July 30, 1998, the Company dismissed its Virginia State Court suit against T.S.I., its Board of Directors and their affiliates, Fairfax Consulting and Fairfax Imaging, and re-filed its case in Federal Court. The Company believes it has a strong case against T.S.I. and its principals, and will vigorously pursue its claims in the Federal Court. A countersuit was filed against the Company on July 22, 1998 in the Virginia State Court. No countersuit against Mitek has yet been filed in the Federal Court. The case is in a very preliminary stage and thus no impairment charge or possible recovery (which could increase cash, decrease goodwill and possibly decrease outstanding common stock) has been provided for at this time. The Company will continue to evaluate its position with counsel and provide for reserves or recovery, if any, that are deemed appropriate.

     In June 1998, the Company was successful in increasing its revolving line of credit facility with its Bank, Rancho Santa Fe Bank ("Bank"), for working capital purposes from $400,000 to $750,000. Besides the increase in the revolving line of credit, the new credit facility contains lower borrowing rates and higher percentages of qualified receivables for the Company. Borrowings under this credit line initially bear interest at 10% and expires on June 8, 1999. In addition, the Company was granted an equipment credit line in the amount of $250,000. There were no borrowings under the lines of credit as of June 30, 1998.

     On January 5, 1998, the Company entered into an employment agreement with Mr. Elliot Wassarman (see footnote H. - Restructure). The agreement included the commitment of the Company to pay certain recruitment and relocation costs aggregating $166,000.

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

     INTEREST INCOME. Interest income for the three month period ended June 30,1998 was $19,000, compared to interest income of $27,000 for the same period in 1997, a decrease of $8,000 or 30%. Interest income for the nine month period ended June 30, 1998 was $58,000, compared to interest income of $76,000 for the same period in 1997, a decrease of $18,000 or 24%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended June 30, 1998 and 1997. The decline in interest income in both periods reflects the use of invested funds.

     OTHER INCOME. Other income for the nine month period ended June 30, 1998, reflects the net sale of the company's Fax Products on January 30, 1998. The Company received $420,000 in cash proceeds which was offset by the carrying value of the assets sold ($308,000) and costs related to the transaction ($78,000). (Note D).

     INCOME TAX EXPENSE (BENEFIT). For the quarters ended June 30, 1997, the provision for income tax benefit or expense for federal and state income taxes is based on the estimated effective tax rates applied to year to date loss or income before income tax and projected utilization of tax credits from prior periods.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, stockholders' equity was $4,031,000, a decrease of $1,720,000 from September 30, 1997. The Company's working capital and current ratio was $2,434,000 and 2.7 to 1 at June 30, 1998, compared to $3,278,000 and
3.3 to 1 at September 30, 1997, respectively.

     At June 30, 1998, the total liabilities to equity ratio was .36 to 1 compared to .25 to 1 at September 30, 1997. As of June 30, 1998, the Company's total liabilities were $21,000 less than September 30, 1997.

Components of working capital with significant changes during the nine months ended June 30, 1998 were: cash and cash equivalents, accounts receivable, notes receivable, inventory and other assets. Compared to September 30, 1997, the components changed as follows:

          Cash and Cash Equivalents - Increased $167,000 as compared to September 30, 1997, which reflects cash used in the funding of operating expenses. Cash remained strong with cash on hand of $1,428,000 at June 30, 1998, which does not include $750,000 availability in the revolving line of credit facility or $250,000 in the equipment line of credit facility.

          Accounts Receivable - Decreased $452,000 as compared to September 30, 1997 which reflects improvement in cash receipts on the current portion of receivables.

          Notes Receivable - Decreased $294,000 as compared to September 30, 1997, which is the result of payment received combined with the application of royalties payable against the note receivable.

          Inventory-net - Decreased $252,000 primarily because of reserves recognition in the amount of $200,000 as stated in the MD&A Other Charges, while gross inventory decreased $52,000.

          Other Assets - Decreased by $811,000 primarily because of revaluation of goodwill and license fees (see Note C).

     In June, 1998, the Company was successful in increasing its line of credit facility with its Bank, Rancho Santa Fe Bank ("Bank"), for working capital purposes from $400,000 to $750,000. Besides the increase in the line of credit, the new credit facility offers improved terms and conditions. Borrowings under this credit line initially bear interest at 10% and expires on June 8, 1999. In addition, the Company was granted an equipment credit line in the amount of $250,000. There were no borrowings under the line of credit and equipment lease facilities as of June 30, 1998. The Company believes that together with existing cash, credit available under the extended credit line, and cash generated from operations, funds will be sufficient to finance its operation for the next twelve months.

     The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's internal information systems to process data having dates on or after January 1, 2000 (the "year 2000" issues). Processing errors due to software failure arising from calculations using the year 2000 date are a recognized risk. The company is currently addressing the risk with respect to the availability and integrity of its internal financial systems and the reliability of its internal operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. The Company does not believe that it will incur a material financial impact from the risk, or from assessing the risk, arising from the Year 2000 issues.

       ALL OF THE COMPANY'S PRODUCTS OFFERED FOR SALE ARE YEAR 2000 COMPLIANT.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits to Form 10Q

     (i) $750,000 revolving line of credit Loan Agreement, Promissory Note, and Commercial Security Agreement

     (ii) $250,000 equipment line of credit Promissory Note and Commercial Security Agreement

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MITEK SYSTEMS, INC.
                                    (Registrant)



Date:  August 7, 1998
                                    ---------------------------------
                                    Elliot Wassarman, President and
                                    Chief Executive Officer




Date:  August 7, 1998
                                    ---------------------------------
                                    John M. Thornton
                                    Chairman