Form 10-K405
period 1998-09-30
MITEK SYSTEMS INC
filed 1998-12-29
CIK 807863

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20559

                                   FORM 10-K

(Mark One)
(x)             Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1998
                                      or
( )             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number 0-15235

                               MITEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                 87-0418827
 (State or other jurisdiction of         I.R.S Employer Identification No.)
 incorporation or organization)

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/

         The aggregate market value of voting stock held by non-affiliates of the registrant was $5,499,170 as of December 1, 1998 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 11,573,152 shares outstanding of the registrant's Common Stock as of December 1, 1998.

         Documents incorporated by reference in this report: Part II incorporates certain information by reference form the Annual Report to Stockholders for the year ended September 30, 1998. Part III incorporates certain information by reference from the Proxy Statement for the 1998 Annual Meeting of Stockholders.

                                  SEC FORM 10-K
                      FY 98 - PART I - GENERAL INFORMATION


ITEM 1.  BUSINESS

GENERAL

         Mitek Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1986. The Company is primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

         The Company develops, markets and supports what it believes to be the most accurate Automated Document Recognition ("ADR") products commercially available for the recognition of hand printed characters. The Company's unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders the Company's ADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of standardized hand printed documents to do so more quickly, with greater accuracy and at reduced costs.

PRODUCTS AND RELATED MARKETS

AUTOMATED INTELLIGENT CHARACTER RECOGNITION

         Since 1992 the Company has developed and marketed ADR products which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. The Company's ADR products incorporate proprietary neural network software technology for the recognition and conversion of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that self adjust to "learn" various forms and patterns. The Company's ADR products combine the Company's neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. The Company leverages its core technology across a family of ADR products that the Company believes offers the highest accuracy commercially available for the recognition of hand printed characters.

         The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes-Registered Trademark- API, and a licensed ICR software engine CheckScript-TM- (a trademark of Parascript LLC). QuickStrokes-Registered Trademark- API and CheckScript-TM-are sold to original equipment manufacturers (OEMs) such as BancTec, NCR, ABC Bull, and Unisys, and to systems integrators such as Captiva. Major end users include Chevron, GTE, European American Bank, NYNEX, Fleet Bank,

National Westminster and British Telcom. QuickStrokes-Registered Tradmark- API can process many foreign character sets.

         The CheckScript-TM- product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company's proprietary QuickStrokes-Registered Tradmark-API Courtesy Amount Recognition (CAR) technology. This product provides unprecedented accuracy in remittance processing, proof of deposit, and lock box processing applications.

         Leveraging its core technical competency in ICR, the Company has begun to address certain vertical markets through the introduction of its Premier Forms Processor Pro-TM- ("PFP Pro-TM-"). PFP Pro-TM- incorporates the Company's core ICR technology in an application designed to be marketed directly to end users in a broad variety of industries which require high volume automated data entry. PFP Pro-TM- operates on the Windows operating platform on stand alone or networked personal computers, features an intuitive graphical user interface ("GUI"), and is designed for easy installation and configuration by the end user. The Company's end user customers include Los Angeles Unified School District, Cognitronics UK, Woodgate, MSB International, Fluke, and Baltimore Sun. The Company also sells its PFP Pro-TM- products to systems integrators and Value Added Resellers.

         The QuickFrame-TM- product is an advanced page segmentation system that separates the scanned image of a document into isolated regions, each containing a single information type. The system outputs the coordinates and type of each region and can produce "cut-out" images of isolated regions for easier processing. The QuickFrame- -TM- system is designed for document imaging and forms processing applications across a wide variety of industries.

         QuickFX-TM- is a software toolkit that provides automatic form ID, form registration and form/template removal. It will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX-TM- reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.


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

         In order to improve the accuracy of its ADR products, the Company focuses research and development efforts on continued enhancement of its core technology and on its database of millions of character images that is used to "train" the neural network software that forms the core of the Company's ICR engine. In addition, the Company has expanded its research and development tasks to include pre- and post-processing of data subject to automated processing.

         The Company's research and development organization included sixteen software engineers at September 30, 1998, including six with advanced degrees. In the fiscal year ended September 30, 1998, the Company spent approximately $1,343,000 on research and development and spent approximately $1,393,000 and $1,314,000 on research and development in each of the fiscal years 1997 and 1996. The 1998, 1997, and 1996 figures do not include $878,000, $458,000, and $411,000 respectively, that was spent in research and development related to contract development and was charged to cost of sales.

         The Company balances its engineering resources between development of ICR technology and applications development. Of the sixteen software engineers, approximately four are involved in ICR research and development of the QuickStrokes-Registered Tradmark- API recognition engine. The remaining staff is involved in applications development, including the PFP Pro-TM-, QuickFX-TM-, and QuickFrame-TM- products, and customer services and support.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company was recently notified that the U.S. Patent and Trademark Office has approved the issuance of a U.S. patent for its hierarchical character recognition systems. The patent will cover the multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. The Company may seek to file additional patents emanating from this patent to expand the scope of patent coverage. The Company may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

         The Company also seeks to protect its intellectual property rights by limiting access to the distribution of its software, documentation and other proprietary information. In addition, the Company enters into confidentiality agreements with its employees and certain customers, vendors and strategic partners. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technologies.

         The Company is also subject to the risk of adverse claims and litigation alleging infringement on the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

SALES AND MARKETING

         The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high-performance, large volume applications. The Company currently maintains sales offices in California, Virginia and Florida. In addition, the Company sells and supports its products through foreign resellers in Germany, France, Italy, the United Kingdom and Australia. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

         The Company provides maintenance and support on a contractual basis after the initial product warranty has expired. The Company provides telephone support and on-site support. Customers with maintenance coverage receive software releases from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, the Company's products are supported internationally by periodic distributor and customer visits by Company management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well as technical visits in addition to those previously mentioned.

         The ability to support international markets has materially assisted the Company in its international sales effort. The Company believes that the competition has much less functionality in this regard. International sales accounted for approximately 23%, 41%, and 31% of the Company's net sales for the fiscal periods ended September 30, 1998, 1997, and 1996, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in the past twelve months were made in nineteen countries including Australia, Argentina, Brazil, Canada, Czechoslovakia, Denmark, United Kingdom, France, Finland, Germany, Italy, Japan, Mexico, Netherlands, Norway, Poland, Spain and Sweden. The Company sells its products in United States currency only. The Company relied on a significant portion of its revenues from one, three and two customers in fiscal periods 1998, 1997, and 1996, respectively. Sales from these customers aggregated 33%, 54%, and 33% of net sales for the fiscal periods 1998, 1997, and 1996, respectively.

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

COMPETITION

         The market for the Company's ADR products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition comes from (i) customer-developed solutions; (ii) direct competition from companies offering ICR systems; and (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters.

         It is also possible that the Company will face competition from new competitors. Moreover, as the market for automated data entry and ICR software develops, a number of companies with significantly greater resources than the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

         The Company's QuickStrokes-Registered Tradmark- API product and licensed CheckScript-TM- product compete, to various degrees, with products produced by a number of substantial competitors such as Computer Gesellschaft Konstanz, a subsidiary of Siemens. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and
(iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes-Registered Tradmark- API and CheckScript-TM- competitors have existed longer and have far greater financial resources and industry connections than the Company.

         The Company's PFP Pro-TM- products compete against complete proprietary systems offered by software developers, such as GTESS Corporation, RRI, and Cardiff Software, Inc. In addition, PFP Pro-TM- faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because PFP Pro-TM- is based on the Company's proprietary QuickStrokes-Registered Tradmark- API engine, its competitive advantages reflect the advantages of the QuickStrokes-Registered Tradmark- engine. Competitors in this market offer both high and low cost systems. The Company's strategy is to position PFP Pro-TM- to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

         Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

         As of September 30, 1998, the Company employed a total of 32 full-time and two part-time persons plus six full-time temporary employees, consisting of seven in marketing, sales and support, 16 in research and development, seven in operations, and 10 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 21,000 square feet of leased office building space in San Diego, California, of which the Company subleases to a third party approximately 9,000 square feet. The lease and sub lease on these facilities expires June 30, 2002. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the general course of business, the Company, at various times, has been named in lawsuits. During fiscal 1998, the Company was involved in a number of legal proceedings. All of these proceedings were resolved (or in the process of complete resolution) by the end of the fiscal year or shortly thereafter and the costs of these settlements are included in the September 30, 1998 financials.

         In October 1998 the Company settled a lawsuit with the two founders of Technology Solutions, Inc.("TSI"). The Company had acquired substantially all of the assets of TSI in June 1997 in exchange for 685,714 unregistered shares of the Company's common stock and $240,000 cash. Disputes arose between the Company, TSI, and the principals of TSI. Pursuant to the settlement agreement, the Company reacquired 591,114 shares of its common stock and a non-exclusive, non-transferable, perpetual, worldwide, royalty-free license to use key components of the TSI document imaging systems software; TSI and its principals reacquired ownership of their technology and software.

         The Company agreed in October 1998 to settle a pending lawsuit with Adaptive Solutions, a Beaverton, Oregon based computer assisted data entry provider and also settled an employee related lawsuit.

         In October 1998 the Company also revamped their agreement with Parascript Limited Liability Corporation (LLC), under which the Company licenses Parascript's Legal Amount Recognition (LAR) capabilities used in the CheckScript-TM- product. The Company and Parascript LLC agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received all 763,922 shares of unregistered common stock of the Company previously held by Parascript LLC in exchange for returning its 10% interest in Parascript LLC, exclusivity for six customers, and reduced royalties.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders during the fourth quarter ended September 30, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market for Registrant's common equity and related stockholder matters is incorporated by reference from the Company's Annual Report to Stockholders for the year ended September 30, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the years in the five-year period ended September 30, 1998 is incorporated by reference from the Company's Annual Report to Stockholders for the year ended September 30, 1998.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is incorporated by reference from the Company's Annual Report to Stockholders for the year ended September 30, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data and the Independent Auditor's Report is incorporated by reference from the Company's Annual Report to Stockholders for the year ended September 30, 1998.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding directors and executive officers of the Registrant and compliance with section 16(a) of the Securities Exchange Act is incorporated by reference from information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "ELECTION OF DIRECTORS".

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated by reference from the information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "EXECUTIVE COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference from the information contained in the Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                  REPORTS ON FORM 8-K

         (a) (1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 1998:

                  Independent Auditors' Report

                  Consolidated Balance Sheets -
                    For the Years Ended
                    September 30, 1998 and 1997

                  Consolidated Statements of Operations -
                    For the Years Ended
                    September 30, 1998, 1997, and 1996

                  Consolidated Statements of Changes in
                  Stockholders' Equity -
                    For the Years Ended
                    September 30, 1998, 1997, and 1996

                  Consolidated Statements of Cash Flows -
                    For the Years Ended
                    September 30, 1998, 1997, and 1996

                  Notes to Financial Statements For the
                    years Ended September 30, 1998,
                    1997, and 1996

                  With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 1998, is not to be deemed to be filed as part of this report.

(a)(2)    Exhibits:

          3.1     Certificate of Incorporation of Mitek Systems of Delaware Inc.
                  (now Mitek Systems, Inc.), a Delaware corporation, as amended.
                  (1)

          3.2     Bylaws of Mitek Systems, Inc. as Amended and Restated. (1)

         10.1     1986 Stock Option Plan (2)

         10.2     1988 Non Qualified Stock Option Plan (2)

         10.3     1996 Stock Option Plan

         10.4     401(k) Plan (2)

         10.5     $750,000 revolving line of credit Loan Agreement, Promissory
                  Note, and Commercial Security Agreement (3)

         10.6 $250,000 equipment line of credit Promissory Note and Commercial Security Agreement (3)

         13.      Annual Report to Stockholders for the year ended September 30,
                  1998.

         21.      Subsidiaries of the Registrant

         23.1     Independent Auditors' Consent

         27.      Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1997

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

(3) Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended June 30, 1998 filed on August 15, 1998

         Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 1998:

                  Report on Form 8-K filed on October 9, 1998

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 28, 1998        MITEK SYSTEMS, INC.


                                By: /s/ John M. Thornton
                                   ---------------------
                                        John M. Thornton,
                                        Chairman of the Board,
                                        President, Chief Executive Officer
                                        and Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John M. Thornton                                          December 28, 1998
John M. Thornton,
Chairman of the Board
President, Chief Executive Officer
 and Chief Financial Officer


/s/ Gerald I. Farmer                                          December 28, 1998
Gerald I. Farmer, Director


/s/ Daniel E. Steimle                                         December 28, 1998
Daniel E. Steimle, Director


/s/ Sally B. Thornton                                         December 28, 1998
Sally B. Thornton, Director


/s/ James B. DeBello                                          December 28, 1998
James B. DeBello, Director

                              MITEK SYSTEMS, INC.
                               INDEX TO EXHIBITS

EXHIBIT
NO.               EXHIBIT
    3.1           Certificate of Incorporation of Mitek Systems of Delaware,
                  Inc. (now Mitek Systems, Inc.) a Delaware corporation, as
                  amended. (1)

    3.2           Bylaws of Mitek Systems, Inc. as Amended and
                  Restated. (1)

   10.1           1986 Stock Option Plan (2)

   10.2           1988 Non Qualified Stock Option Plan (2)

   10.3           1996 Stock Option Plan

   10.4           401(k) Plan (2)

   10.5           $750,000 revolving line of credit Loan Agreement, Promissory
                  Note, and Commercial Security Agreement (3)

   10.6 $250,000 equipment line of credit Promissory Note and Commercial Security Agreement (3)

   13.            Annual Report to Stockholders for the year ended September 30,
                  1998.

   21.            Subsidiaries of the Registrant

   23.1           Independent Auditors' Consent

   27.            Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1997

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

(3) Incorporated by reference to the exhibits to the Company's Quarterly Report of Form 10-Q for the period ended June 30, 1998 filed on August 15, 1998