Form 10-Q
period 1998-12-31
MITEK SYSTEMS INC
filed 1999-02-03
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 1998 or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission file number 0-15235
                       -------

                               Mitek Systems, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        87-0418827
           --------                                        ----------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

     10070 Carroll Canyon Road, San Diego, California          92131
------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (619) 635-5900
                                                   --------------

             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

     There were 10,281,916 shares outstanding of the registrant's Common Stock as of January 22, 1999.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                       DECEMBER 31,                          SEPTEMBER 30,
                                                                           1998                                   1998
                                                             -------------------------------------------------------------
ASSETS

      CURRENT ASSETS

      Cash                                                             $ 1,182,055                           $ 1,740,760
      Accounts receivable - net                                          2,963,019                             2,234,640
      Note receivable                                                            0                                56,478
      Inventories                                                           25,024                               123,909
      Prepaid expenses and other assets                                    183,641                               161,437
                                                             ------------------------------------------------------------
           Total current assets                                          4,353,739                             4,317,224

      PROPERTY AND EQUIPMENT - net                                         233,348                               192,135
      OTHER ASSETS                                                         728,954                             1,626,413

                                                             ------------------------------------------------------------
TOTAL ASSETS                                                           $ 5,316,041                           $ 6,135,772
                                                             ------------------------------------------------------------
                                                             ------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

      Accounts payable                                                   $ 555,772                             $ 650,206
      Accrued payroll and related taxes                                    347,033                               242,427
      Unearned maintenance income                                          321,008                               201,568
      Other accrued liabilities                                            241,348                               705,836
                                                             ------------------------------------------------------------
           Total current liabilities                                     1,465,161                             1,800,037

      LONG-TERM LIABILITIES                                                 49,551                                54,187
                                                             ------------------------------------------------------------
      Total liabilities                                                  1,514,712                             1,854,224

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000 shares authorized, 10,198,116 and

       11,573,152 issued and outstanding, respectively                      10,198                                11,573
      Additional paid-in capital                                         8,338,726                             9,191,887
      Accumulated deficit                                               (4,547,595)                           (4,921,912)
                                                             ------------------------------------------------------------
           Total  stockholders' equity                                   3,801,329                             4,281,548

                                                             ------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 5,316,041                           $ 6,135,772
                                                             ------------------------------------------------------------
                                                             ------------------------------------------------------------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  UNAUDITED

                                                                                   THREE MONTHS ENDED
                                                                                      DECEMBER 31,
                                                                      1998                                   1997
                                                      --------------------------------------------------------------
NET SALES                                                         $ 2,210,477                           $ 1,305,929

COST OF SALES                                                         422,653                               497,367

                                                      --------------------------------------------------------------
GROSS MARGIN                                                        1,787,824                               808,562


COSTS AND EXPENSES:

      Operations                                                      126,045                               100,945
      General and administrative                                      506,569                               378,436
      Research and development                                        295,134                               452,598
      Selling and marketing                                           495,556                               538,440
      Other charges                                                                                         689,000
      Interest (income) - net                                          (9,796)                              (21,237)
                                                      --------------------------------------------------------------
           Total costs and expenses                                 1,413,508                             2,138,182

                                                      --------------------------------------------------------------
OPERATING INCOME (LOSS)                                               374,316                            (1,329,620)

OTHER EXPENSES - NET                                                        0                              (299,549)

                                                      --------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                     374,316                            (1,629,169)

PROVISION FOR INCOME TAXES                                                  0                                     0
                                                      --------------------------------------------------------------

NET INCOME (LOSS)                                                   $ 374,316                          $ (1,629,169)
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------

EARNINGS (LOSS) PER SHARE - BASIC                                      $ 0.04                               $ (0.14)
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC              10,420,568                            11,540,421
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------

EARNINGS (LOSS) PER SHARE - DILUTED                                    $ 0.04                               $ (0.14)
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED                     10,572,288                            11,540,421
                                                      --------------------------------------------------------------
                                                      --------------------------------------------------------------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                  THREE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                        1998                           1997
                                                                                ------------------------------------------------
Net income (loss)                                                                    $ 374,316                     $ (1,629,169)
      Adjustments to reconcile net income (loss) to net cash
      (used in) operating activities:

           Depreciation and amortization                                                77,543                          197,156
           Loss on sale of property and equipment                                        1,242                                0
           Asset impairment                                                                  0                          489,000
           Value of stock options granted to non-employee                                6,511                                0
      Changes in assets and liabilities:

           Accounts and notes receivable                                              (728,378)                         409,988
           Inventories, prepaid expenses, and other assets                              76,681                          172,524
           Accounts payable, accrued payroll and related taxes,
             unearned maintenance income, and other accrued liabilities               (339,512)                          36,382
                                                                                ------------------------------------------------
      Net cash (used in) operating activities                                         (531,597)                        (324,119)

INVESTING ACTIVITIES

      Proceeds from note receivable                                                     56,478                                0
      Purchases of property and equipment                                              (69,436)                         (19,791)
                                                                                ------------------------------------------------
      Net cash (used in) investing activities                                          (12,958)                         (19,791)

FINANCING ACTIVITIES

      Repurchase of common stock                                                       (14,150)                               0
      Repayment of notes payable and long-term liabilities                                   0                           (2,185)
      Proceeds from exercise of stock options and warrants                                   0                           13,523
                                                                                ------------------------------------------------
      Net cash provided by (used in) financing activities                              (14,150)                          11,338

                                                                                ------------------------------------------------
NET (DECREASE) IN CASH                                                                (558,705)                        (332,572)

CASH AT BEGINNING OF PERIOD                                                          1,740,760                        1,261,117
                                                                                ------------------------------------------------

CASH AT END OF PERIOD                                                              $ 1,182,055                        $ 928,545
                                                                                ------------------------------------------------
                                                                                ------------------------------------------------

Significant non-cash investing and financing activities:
      591,114 shares of unregistered common stock reacquired
             pursuant to settlement agreement - see Note 3                             369,446

      763,922 shares of unregistered common stock reacquired
             pursuant to revised cross investment and licensing
             agreements - see Note 4                                                   477,451

                 See notes to consolidated financial statements

                                                  MITEK SYSTEMS, INC.
                                             NOTES TO FINANCIAL STATEMENTS

1.     Basis of Presentation

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

       Results for the three months ended December 31, 1998 and 1997 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.     Inventories

       Inventories are summarized as follows:

                                             DECEMBER 31, 1998        DECEMBER 31, 1997
                                             -----------------        -----------------
              Raw materials                  $          18,144         $         78,677
              Work in process                                0                    3,500
              Finished goods                             6,880                  127,823
                                             -----------------         ----------------
              Total                          $          25,024         $        210,000
                                             -----------------         ----------------
                                             -----------------         ----------------

              Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $200,000 reserve for inventory obsolescence in both periods.

3.     Acquisition and Settlement

       On June 3, 1997, the Company purchased substantially all of the assets of Technology Solutions, Inc. ("TSI"), a Chantilly, Virginia based software developer and solution provider of document image processing systems. The purchase price consisted of issuing 685,714 unregistered shares of the Company's common stock and $240,000 cash payment. The purchase resulted in $1,065,107 of goodwill, to be amortized over 60 months as a component of cost of sales. A $293,000 goodwill impairment was recorded in the first quarter of fiscal 1998.

       Disputes arose between the Company, TSI, and the principals of TSI. On October 20,1998, the Company entered into an agreement with TSI and its principals in settlement of all claims and cross-claims. Pursuant to this agreement, the Company reacquired 591,114 shares of its unregistered common stock and a non-exclusive, non-transferable, perpetual, worldwide, royalty-free license to use key components of the TSI document imaging systems software. TSI and its principals reacquired ownership of their technology and software. This settlement did not result in an impairment of goodwill, and the reacquired common stock was recorded as treasury stock in the amount of $369,466. The goodwill balance after this transaction of $168,366 is applicable to the software rights retained and will be amortized over 48 months, as a component of cost of sales.

4.     Licensing Agreements

       In April 1997 the Company entered into an exclusive software licensing agreement with Parascript Limited Liability Company (Parascript). The terms of the agreement required the Company to pay Parascript $650,000 cash, and lend Parascript $250,000 cash to be repaid in part from the royalties due Parascript (the $250,000 loan was repaid during the year ended December 31, 1998). In addition, the entities entered into a cross investment agreement providing Parascript with 763,922 shares of unregistered common stock of the Company valued at $668,814 in exchange for a 10% interest in Parascript. The investment in Parascript was accounted for on the cost method and was included in Other Assets at December 31, 1998.

       On October 16, 1998 the Company and Parascript agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received 763,922 shares of unregistered common stock of the Company previously held by Parascript valued at $477,451 in exchange for returning its 10% interest in Parascript, exclusivity for six customers, and reduced royalties. The difference between the carrying value of the investment in Parascript of $668,814 at December 31, 1998 and the $477,451 value of the Company common stock reacquired on October 16, 1998 of $191,363, is included in Other Assets as prepaid license rights in the accompanying balance sheet at December 31, 1998, and is being amortized over 48 months as a component of cost of sales.

5.     Commitments and contingencies

       The Company signed an agreement to sub-lease approximately 1,131 square feet of office space in Sterling, Virginia, effective January 1, 1999 through December 31, 2003, for an initial annual base rent of $23,293 plus scheduled annual increases.

       In the general course of business the Company, at various times, has been named in lawsuits. During fiscal 1998 the Company was involved in a number of legal proceedings. All of these proceedings were resolved in October, 1998 and the costs of these settlements were included in the fiscal year ended September 30, 1998 financial statements. In October 1998 the company settled a lawsuit with two founders of Technology Solutions, Inc (see Note 3) and revamped their cross investment and licensing agreement with Parascript Limited Liability Company (see Note 4). In addition, the company agreed in October 1998 to settle a pending lawsuit with a customer and an employee related lawsuit.

       MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

       The following cautionary statements are made pursuant to the Private Securities Litigation Reform Act of 1995 in order for the Company to avail itself of the "safe harbor" provisions of that Act. The discussion and information in Management's' Discussion and Analysis of Financial Condition and Result of Operations (the "MD&A") may contain both historical and forward-looking statements. To the extent that MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experience and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including but not limited to adverse economic conditions, general decreases in demand for Company products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

       The Company developed a growth strategy for fiscal 1999 which focused on the elimination of non-core technologies, enhancement of core strengths, and increased sales and marketing efforts to bring the Company's products to new applications and markets. In particular, Mitek determined to expand into new markets by addressing the needs of new and different types of customers with a variety of application specific solutions. Mitek also sought to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology. The Company doubled its sales force during the first quarter of fiscal 1999 which significantly contributed to the strong sales performance in the quarter.

       The Company believes that its results for the first quarter of fiscal 1999 ended December 31, 1998 are a result of the successful implementation of that growth strategy. In the three months ending December 31, 1998, revenues were $2,210,000, an increase of $904,000 or 69% over the $1,306,000 revenues in the same period last year. Gross margin for the quarter ended December 31, 1998 was $1,788,000, an increase of $979,000 or 121% over the $809,000 gross margin in the same period last year. The Company earned net income of $374,000 or $0.04 per share for the first quarter of fiscal 1999, compared with a net (loss) of ($1,629,000) or ($0.14) per share for the first quarter of fiscal 1998 which included write-offs taken by the Company, as previously reported.

       The Company continued to maintain its cash position in the first quarter of fiscal 1999. At December 31, 1998 the Company had $1.2 million in cash and cash equivalents as compared to $1.7 million on September 30, 1998. The Company retained its $750,000 revolving and $250,000 equipment lines of credit. There were no borrowings under the lines of credit as of December 31, 1998 or September 30, 1998.

       During the first quarter of fiscal 1999 Mitek announced a significant relationship with International Business Machines (IBM). IBM will license the CheckScript(TM) recognition engine from Mitek for use in IBM's ImagePlus Intelligent Forms Processing Solution (IFP) for Windows NT. Mitek anticipates IBM's first order of CheckScript in early 1999. CheckScript is a registered trademark of Parascript LLC.

       The Company is pleased it experienced a growth in revenue and earnings in the first quarter of fiscal 1999 while maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the second quarter of fiscal 1999, with growth in most areas of the Company.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 1998 and 1997

       Net Sales. Net sales for the three month period ended December 31, 1998 were $2,210,000, compared to $1,306,000 for the same period in 1997, an increase of $904,000, or 69%. The increase was primarily attributable to penetrating target markets and successfully executing the Company's growth plan.

       Gross Margin. Gross margin for the three month period ended December 31, 1998 was $1,788,000, compared to $809,000 for the same period in 1997, an increase of $979,000 or 121%. Stated as a percentage of net sales, gross margin increased to 81% for the three month period ended December 31, 1998 compared to 62% for the same period in 1997. Goodwill and license amortization charged to cost of sales was $50,000 (2% of net sales) for the three months ended December 31, 1998 and $147,000 (11% of net sales) for the same period in 1997. The increase in gross margin resulted primarily from increased sales, changes in product mix, and a decrease in goodwill and license amortization charged to cost of sales. The increase in gross margin stated as a percentage of sales resulted primarily from product mix and decreased goodwill and license amortization charged to cost of sales.

       OPERATIONS. Operations expenses for the three month period ended December 31, 1998 were $126,000, compared to $101,000 for the same period in 1997, an increase of $25,000 or 25%. Stated as a percentage of net sales, operations expenses decreased to 6% for the three month period ended December 31, 1998, compared to 8% for the same period in 1997. The increase in expenses is primarily attributable to staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended December 31, 1998 were $507,000, compared to $378,000 for the same period in 1997, an increase of $129,000 or 34%. Stated as a percentage of net sales, general and administrative expenses decreased to 23% for the three month period ended December 31, 1998, compared to 29% for the same period in 1997. The increases in expenses for the three months were primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues.

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended December 31, 1998 were $295,000, compared to $453,000 for the same period in 1997, a decrease of $158,000 or 35%. The amounts for the three months ended December 31, 1998 and 1997 do not include $19,000 and $116,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $314,000 and $569,000 for the three months ended December 31, 1998 and 1997, respectively. The decrease in expenses are the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold decreased to 14% for the three month period ended December 31, 1998, compared to 44% for the same period in 1997. The decrease as a percentage of net sales for the three month period is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues.

       SELLING AND MARKETING. Selling and marketing expenses for the three month period ended December 31, 1998 were $496,000, compared to $538,000 for the same period in 1997, a decrease of $42,000 or 8%. Stated as a percentage of net sales, selling and marketing expenses decreased to 22% from 41% for the same period in 1997. The decrease in expenses and in the percentage of net sales are primarily attributable to the termination of marketing efforts on certain products and related staff reductions, and the increase in revenues. However, sales staff was increased again in the quarter substantially over the previous quarter ended September 30, 1998.

         OTHER CHARGES. For the three month period ended December 31, 1997, other charges totaling $689,000 consist of several non-recurring charges to operations. The charges consist of the following components:

          Goodwill impairment -- In June 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, would detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicated the carrying value of the goodwill exceeded its fair value, resulting in an impairment loss of $293,000. See Note 3.

         License Fee impairment -- In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with an assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's software license from exclusive to non-exclusive. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, would detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicated the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000. The Company and Parascript reworked their licensing and cross investment agreement in October 1998. See Note 4.

         The Company traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company has recorded a reserve for inventory obsolescence in the amount of $200,000 during the three months ended December 31, 1997.

         INTEREST INCOME. Interest income for the three month period ended December 31,1998 was $10,000, compared to interest income of $21,000 for the same period in 1997, a decrease of $11,000 or 50%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended December 31, 1998 and 1997. The decline in interest income reflects the use of invested funds.

       OTHER EXPENSES -- NET. Other expense -net for the three months ended December 31, 1997 results from reserves for an employee related law-suit ($134,000) and certain executive recruiting and relocations costs pursuant an executive employment agreement ($166,000).

LIQUIDITY AND CAPITAL

       The Company has financed its cash needs primarily from increased profits in the third and fourth quarters of fiscal 1998 and the first quarter of fiscal 1999, collection of accounts and notes receivable, and execution of operations within budget.

       Net cash used by operating activities during the year ended December 31, 1998 was $532,000. The primary use of cash from operating activities was an increase in accounts receivable of $728,000 and a decrease in accounts payable and accrued expenses of $340,000. The primary source of cash from operating activities was net income of $374,000 plus depreciation and amortization of $79,000. Higher receivables resulted primarily from increased sales. The decrease in accounts payable and accrued expenses resulted primarily from payment for litigation settlements.

       The Company's working capital and current ratio was $2,889,000 and
2.97 at December 31, 1998, and $2,517,000 and 2.4 at September 30, 1998. At
December 31, 1998, total liabilities to equity ratio was .40 to 1 compared to
 .43 to 1 at September 30, 1998. As of December 31, 1998, total liabilities were less by $340,000 than on September 30, 1998 .

       In June 1998, the Company obtained an increase in its working capital line of credit from its bank from $400,000 to $750,000. The line of credit expires on June 8, 1999 and interest is payable at prime plus 1.5 percentage points. In addition, the Company obtained an equipment credit line in the amount of $250,000 under similar terms and conditions. There were no borrowings under the working capital or equipment lines of credit as of December 31, 1998 or September 30, 1998. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

YEAR 2000

       Historically, most computer databases, as well as embedded microprocessors in computer systems and industrial equipment, were designed with date data fields which used only two digits of the year. Most computer programs, computers, and embedded microprocessors controlling equipment were programmed to assume that all two digit dates were preceded by "19", causing "00" to be interpreted as the year 1900. This formerly common practice now could result in a computer system or embedded microprocessor which fails to recognize properly a year that begins with "20", rather than "19". This in turn could result in computer system miscalculations or failures, as well as failures of equipment controlled by date-sensitive microprocessors, and is generally referred to as the "Year 2000 problem."

1. The Company's State of Year 2000 Readiness. In 1997 the Company began to formulate a plan to address its year 2000 issues. The Company's Year 2000 plan now contemplates five phases: Awareness, Assessment, Remediation, Testing, and Implementation.

       Awareness involves ensuring that employees who deal with the Company's computer assets, and all managers, executives and directors, understand the nature of the Year 2000 problem and the adverse effects on the business operations of the Company that would result from the failure to become and remain Year 2000 ready. Assessment involves the identification and inventorying of all computer assets of the Company (both information technology systems and embedded microprocessors) and the determination as to whether such assets will properly recognize a year that begins with "20", rather than "19". Computer hardware, software and firmware, and embedded microprocessors, that, among other things, properly recognize a year beginning with "20" are said to be "Year 2000 ready". Remediation involves the repair or replacement of computer assets that are not Year 2000 ready. Testing involves the validation of the actions taken in the remediation phase. Implementation is the installation and integration of remediated and tested computer assets into an overall information technology and embedded microprocessor system that is Year 2000 ready.

       These phases have substantial overlap. The Company has completed the Awareness and Assessment phases (4th Quarter 1998) and has commenced the Remediation (4th Quarter 1998) and Testing (4th Quarter 1998) phases. The Company has assigned Noel Flynn, Vice President of Operations/Customer Support, the responsibility for overseeing the timely completion of each phase of the Company's Year 2000 plan.

       The Company believes that all employees who deal with the Company's computer assets, and all levels of the Company's management, appreciate the importance of Year 2000 readiness and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with its vendors of goods and services in an attempt to assure that its key vendors are aware of the importance the Company places on Year 2000 readiness.

       The Company began its assessment of its internal computer systems in 1997. Computers and applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has modified and tested such applications and replaced the one system that was not Year 2000 compliant. The Company currently plans to have addressed all computer systems that are critical to its operations by March 1999.

       The Company is in the process of completing its assessment of the potential for Year 2000 problems with embedded microprocessors in its equipment, and will have remedied all non-compliant equipment by February 1999.

       The Company has mailed information concerning Year 2000 readiness to vendors of goods and services. The Company is not presently dependent upon any single source and supply for critical components or services for its products, and believes it can acquire such products from a number of suppliers. The Company expects to continue discussions with all of its vendors of goods and services during 1999 to attempt to ensure the uninterrupted supply of such goods and services and to develop contingency plans in the event of the failure of any vendors to become and remain Year 2000 ready.

       The Company currently estimates the total cost of completing all five phases of its Year 2000 plan, will not exceed $85,000. This estimate is based on currently available information and will be updated as the Company completes its assessment.

2. The Risks of the Company's Year 2000 Issues. If any computer hardware, software applications, or embedded microprocessors critical to the Company's operations have been overlooked in the assessment or remediation phases, if any of the Company's remediated or replaced internal computer systems fail the testing phase, there could be a material adverse effect on the Company's results of operations, liquidity and financial condition of a magnitude which the Company has not yet fully analyzed.

       In addition, the Company has not yet been assured that (1) the computer systems of all of its "key" or "mission critical" vendors of goods and services will be Year 2000 ready in a timely manner or that (2) the computer systems of third parties with which the Company's computer systems exchange data will be Year 2000 ready both in a timely manner and in a manner compatible with continued data exchange with the Company's computer systems.

       If the vendors of the Company's most important goods and services, or the suppliers of the Company's necessary energy, telecommunications and transportation needs, fail to provide the Company with (1) the materials and services which are necessary to produce, distribute and sell its product, (2) the electrical power and other utilities necessary to sustain its operations, or (3) reliable means of transporting supplies to its customers, such failure could have a material adverse effect on the results of operations, liquidity and financial condition of the Company.

       The Company's customers are primarily banks and financial institutions or entities that provide financial services to those industries. The banking industry has indicated it may experience severe problems associated with the Year 2000 problem. Banks and other financial institutions are spending significant capital resources to remedy their own Year 2000 issues. These expenditures may reduce budgeted funds that would otherwise be available to acquire new technologies and systems from the Company and other suppliers. To the extent that those customers experience or continue to experience significant capital costs for Year 2000 compliance, the demand for the Company's products may be reduced because of budgetary constraints.

PART II -- OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

       a.     Exhibits:  None

b. Reports on Form 8-K:

              On October 9, 1998 the Company reported the resignation of Elliott Wassarman as a director and officer of the Company and the appointment of John Thornton as President and Chief Executive Officer.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  MITEK SYSTEMS, INC.

Date:  February 1, 1999
                                  --------------------------------------------
                                  John Thornton, Chairman, President and
                                  Chief Executive Officer