Form 10-Q
period 1999-03-31
MITEK SYSTEMS INC
filed 1999-05-13
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       -------------------------------------------------------

                               MITEK SYSTEMS, INC.
------------------------------------------------------------------------------
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

Registrant's telephone number, including area code (619) 635-5900
                                                   ---------------------------

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

     There were 10,324,138 shares outstanding of the registrant's Common Stock as of May 4, 1999.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                             MARCH 31,      SEPTEMBER 30,
                                                               1999            1998
                                                           -----------      -------------
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                            $ 1,850,383      $ 1,740,760
      Accounts receivable-net                                2,601,319        2,234,640
      Note receivable                                                0           56,478
      Inventories-net                                           32,340          123,909
      Prepaid expenses and other assets                        172,100          161,437
                                                           -----------      -----------
           Total current assets                              4,656,142        4,317,224

      PROPERTY AND EQUIPMENT-net                               224,948          192,135
      OTHER ASSETS                                             676,421        1,626,413
                                                           -----------      -----------

TOTAL ASSETS                                               $ 5,557,511      $ 6,135,772
                                                           -----------      -----------
                                                           -----------      -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                     $   387,385      $   650,206
      Accrued payroll and related taxes                        421,456          242,427
      Unearned maintenance income                              364,163          201,568
      Other accrued liabilities                                167,777          705,836
                                                           -----------      -----------
           Total current liabilities                         1,340,781        1,800,037

      LONG-TERM LIABILITIES                                     59,231           54,187
                                                           -----------      -----------
      Total liabilities                                      1,400,012        1,854,224

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 10,314,138 and
        11,573,152 issued and outstanding, respectively         10,314           11,573
      Additional paid-in capital                             8,360,672        9,191,887
      Accumulated deficit                                   (4,213,487)      (4,921,912)
                                                           -----------      -----------
           Total  stockholders' equity                       4,157,499        4,281,548
                                                           -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 5,557,511      $ 6,135,772
                                                           -----------      -----------
                                                           -----------      -----------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                    THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                         MARCH 31,                           MARCH 31,
                                                    1999            1998             1999             1998
                                               ----------------------------      -----------------------------
NET SALES                                      $ 2,070,509      $ 1,481,837      $ 4,280,986       $ 2,787,766

COST OF SALES                                      329,468          531,492          752,121         1,028,859
                                               -----------      -----------      -----------       -----------
GROSS MARGIN                                     1,741,041          950,345        3,528,865         1,758,907


COSTS AND EXPENSES:
       Operations                                  142,754          106,418          268,799           207,361
       General and administrative                  390,246          321,376          896,815           699,812
       Research and development                    277,917          312,448          573,051           765,046
       Selling and marketing                       593,604          448,157        1,089,160           986,599
       Other charges                                                                                   689,000
       Interest (income) - net                      (7,589)         (17,117)         (17,385)          (38,354)
                                               -----------      -----------      -----------       -----------
            Total costs and expenses             1,396,932        1,171,282        2,810,440         3,309,464
                                               -----------      -----------      -----------       -----------

OPERATING INCOME (LOSS)                            344,109         (220,937)         718,425        (1,550,557)

OTHER INCOME (EXPENSE) - NET                             0           34,256                0          (265,293)
                                               -----------      -----------      -----------       -----------

INCOME (LOSS) BEFORE INCOME TAXES                  344,109         (186,681)         718,425        (1,815,850)

PROVISION FOR INCOME TAXES                          10,000                0           10,000                 0
                                               -----------      -----------      -----------       -----------

NET INCOME (LOSS)                              $   334,109      $  (186,681)       $ 708,425       $(1,815,850)

EARNINGS (LOSS) PER SHARE - BASIC              $      0.03      $     (0.02)       $    0.06       $     (0.16)
                                               -----------      -----------      -----------       -----------
                                               -----------      -----------      -----------       -----------


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                      10,291,623       11,552,376       11,022,535        11,546,333
                                               -----------      -----------      -----------       -----------
                                               -----------      -----------      -----------       -----------


EARNINGS (LOSS) PER SHARE - DILUTED            $      0.03      $     (0.02)          $ 0.06           $ (0.16)
                                               -----------      -----------      -----------       -----------
                                               -----------      -----------      -----------       -----------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED         10,575,733       11,552,376       11,188,712        11,546,333
                                               -----------      -----------      -----------       -----------
                                               -----------      -----------      -----------       -----------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                 SIX MONTHS ENDED
                                                                                     MARCH 31,
                                                                                1999              1998
                                                                           -----------       -------------
Net income (loss)                                                          $   708,425       $ (1,815,850)
       Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:

            Depreciation and amortization                                      159,885            278,933
            Loss on sale of property and equipment                               3,442              2,423
            Gain on sale of Fax business                                             0            (34,256)
            Asset impairment                                                         0            489,000
            Value of stock options granted to non-employee                       7,846                  0
       Changes in assets and liabilities:

            Accounts and notes receivable                                     (366,679)           499,660
            Inventories, prepaid expenses, and other assets                     80,906             25,679
            Accounts payable, accrued payroll and related
              taxes, unearned maintenance income, and other
              accrued liabilities                                             (454,212)           (99,839)
                                                                           -----------       ------------
       Net cash provided by (used in) operating activities                     139,613           (654,250)

INVESTING ACTIVITIES

       Proceeds from note receivable                                            56,478                  0
       Purchases of property and equipment                                     (93,044)           (42,269)
       Proceeds from sale of Fax business                                            0            420,000
                                                                           -----------       ------------
       Net cash provided by (used in) investing activities                     (36,566)           377,731

FINANCING ACTIVITIES

       Repurchase of common stock                                              (14,150)                 0
       Repayment of notes payable and long-term liabilities                          0             (4,425)
       Proceeds from exercise of stock options and warrants                     20,726             13,523
                                                                           -----------       ------------
       Net cash provided by financing activities                                 6,576              9,098
                                                                           -----------       ------------

NET INCREASE (DECREASE) IN CASH                                                109,623           (267,421)

CASH AT BEGINNING OF PERIOD                                                  1,740,760          1,261,117
                                                                           -----------       ------------
CASH AT END OF PERIOD                                                      $ 1,850,383       $    993,696
                                                                           -----------       ------------
                                                                           -----------       ------------

Significant non-cash investing and financing activities:
       591,114 shares of unregistered common stock reacquired
            pursuant to settlement agreement - see Note 3                      369,446

       763,922 shares of unregistered common stock reacquired
            pursuant to revised cross investment and licensing
            agreements - see Note 4                                            477,451

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

     Results for the three months ended March 31, 1999 and September 30, 1998 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.   Inventories

     Inventories are summarized as follows:

                                  March 31, 1999   September 30, 1998
                                  --------------   ------------------
              Raw materials           $24,001           $ 14,177
              Finished goods            8,339            109,732
                                      -------           --------
              Total                   $32,340           $123,909
                                      -------           --------
                                      -------           --------

     Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $144,638 and $200,000 reserve for inventory obsolescence for the respective periods.

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

4.   Licensing Agreements

     In April 1997 the Company entered into an exclusive software licensing agreement with Parascript Limited Liability Company (Parascript). The terms of the agreement required the Company to pay Parascript $650,000 cash, and lend Parascript $250,000 cash to be repaid in part from the royalties due Parascript (the $250,000 loan was repaid during the year ended September 30, 1998). In addition, the entities entered into a cross investment agreement providing Parascript with 763,922 shares of unregistered common stock of the Company valued at $668,814 in exchange for a 10% interest in Parascript. The investment in Parascript was accounted for on the cost method and was included in Other Assets at September 30, 1998.

     On October 16, 1998 the Company and Parascript agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received 763,922 shares of unregistered common stock of the Company previously held by Parascript valued at $477,451 in exchange for returning its 10% interest in Parascript, exclusivity for six customers, and reduced royalties. The difference between the carrying value of the investment in Parascript of $668,814 at December 31, 1998 and the $477,451 value of the Company common stock reacquired on October 16, 1998 of $191,363, is included in Other Assets as prepaid license rights in the accompanying balance sheet at March 31, 1999, and is being amortized over 48 months as a component of cost of sales.

5.   Commitments and contingencies

     The Company signed an agreement to sub-lease approximately 1,131 square feet of office space in Sterling, Virginia, effective January 1, 1999 through December 31, 2003, for an initial annual base rent of $23,293 plus scheduled annual increases.

     In the general course of business the Company, at various times, has been named in lawsuits. During fiscal 1998 the Company was involved in a number of legal proceedings. All of these proceedings were resolved in October, 1998 and the costs of these settlements were included in the fiscal year ended September 30, 1998 financial statements. In October 1998 the company settled a lawsuit with two founders of Technology Solutions, Inc (see
Note 3) and restructured their cross investment and licensing agreement with Parascript Limited Liability Company (see Note 4). In addition, the company agreed in October 1998 to settle a pending lawsuit with a customer and an employee-related lawsuit.

     MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company developed a growth strategy for fiscal 1999 that focused on the elimination of non-core technologies, enhancement of core strengths, and increased sales and marketing efforts to bring the Company's products to new applications and markets. In particular, Mitek determined to expand into new markets by addressing the needs of new and different types of customers with a variety of application specific solutions. Mitek also sought to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology. The Company doubled its sales force during the first quarter of fiscal 1999 that significantly contributed to the strong sales performance in the quarter.

The Company believes that its results for the second quarter of fiscal 1999 ended March 31, 1999 are a continuation of the successful implementation of that growth strategy. In the three months ending March 31, 1999, revenues were $2,071,000, an increase of $589,000 or 40% over the $1,482,000 revenues in the same period last year. Gross margin for the quarter ended March 31, 1999 was $1,741,000, an increase of $791,000 or 83% over the $950,000 gross margin in the same period last year. The Company earned net income of $334,000 or $0.03 per share for the second quarter of fiscal 1999, compared with a net (loss) of ($187,000) or ($0.02) per share for the second quarter of fiscal 1998, as previously reported. In the six months ending March 31, 1999, revenues were $4,281,000, an increase of $1,493,000 or 54% over the $2,788,000 revenues in the same period last year. Gross margin for the six months ended March 31, 1999 was $3,529,000, an increase of $1,770,000 or 101% over the $1,759,000 gross margin in the same period last year. The Company earned net income of $708,000 or $0.06 per share for the six month period ending March 31, 1999, compared with a net (loss) of ($1,816,000) or ($0.16) per share for the same period last year, as previously reported.

The Company continued to maintain its cash position in the second quarter of fiscal 1999. At March 31, 1999 the Company had $1.9 million in cash and cash equivalents as compared to $1.7 million on September 30, 1998. The Company retained its $750,000 revolving and $250,000 equipment lines of credit. There were no borrowings under the lines of credit as of March 31, 1999 or September 30, 1998.

During the second quarter of fiscal 1999 Mitek announced a significant relationship with International Business Machines (IBM). IBM will license the CheckScript(TM) recognition engine from Mitek for use in IBM's ImagePlus Intelligent Forms Processing Solution (IFP) for Windows NT. Mitek anticipates IBM's first order of CheckScript in 1999. CheckScript is a registered trademark of Parascript LLC.

The company also announced during the second quarter of fiscal 1999 that it completed a worldwide, perpetual, royalty-based license agreement with BSM, Inc. Under this agreement, Mitek will exclusively license three of BSM's item processing products for integration with Mitek's automated document processing systems. The company anticipates revenue from this product to begin in fiscal 1999.

The company also announced during the second quarter of fiscal 1999 that it signed a co-marketing agreement with Optika Inc. to provide a forms processing software solution specifically for financial services applications. Mitek and Optika plan to offer a fully integrated version of Mitek's automated forms processing solution to every customer who purchases Optika eMedia(TM), the company's Web-based and fully integrated imaging, workflow, COLD and document management solution. Optika eMedia customers can elect to receive the Mitek forms processing solution free-of-charge for a one-year trial period. After the initial year, end-users have the option to purchase a license for the product from Mitek or one of its authorized resellers.

The Company is pleased it experienced a growth in revenue and earnings in the second quarter of fiscal 1999 while maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the third quarter of fiscal 1999, with growth in most areas of the Company.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 1999 and 1998

NET SALES. Net sales for the three-month period ended March 31, 1999 were$2,071,000, compared to $1,482,000 for the same period in 1998, an increase of $589,000, or 40%. . Net sales for the sixth month period ended March 31, 1999 were $4,281,000, compared to $2,788,000 for the same period in 1998, an increase of $1,493,000 or 54%. The increase was primarily attributable to penetrating target markets and successfully executing the Company's growth plan.

GROSS MARGIN. Gross margin for the three-month period ended March 31,1999 was $1,741,000, compared to $950,000 for the same period in 1998, an increase of $791,000 or 83%. Stated as a percentage of net sales, gross margin increased to 84% for the three-month period ended March 31, 1999 compared to 64% for the same period in 1998. Gross margins for the six-month period ended March 31, 1999 were $3,529,000, compared to $1,759,000 for the same period in 1998, an increase of $1,770,000 or 101%. Stated as a percentage of net sales, gross margins increased to 82% for the sixth month period ended March 31, 1999, compared to 63% for the same period in 1998. Goodwill and license amortization charged to cost of sales was $51,000 (2% of net sales) for the three months ended March 31, 1999 and $52,000 (4% of net sales) for the same period in 1998. Goodwill and license amortization charged to cost of sales was $101,000 (2% of net sales) for the six months ended March 31, 1999 and $218,000 (8% of net sales) for the same period in 1998. The increase in gross margin resulted primarily from increased sales, changes in product mix, and a decrease in goodwill and license amortization charged to cost of sales. The increase in gross margin stated as a percentage of sales resulted primarily from product mix and decreased goodwill and license amortization charged to cost of sales.

OPERATIONS. Operations expenses for the three-month period ended March 31, 1999 were $143,000, compared to $106,000 for the same period in 1998, an increase of $37,000 or 35%. Stated as a percentage of net sales, operations expenses was 7% for the three-month period ended March 31, 1999 and 1998. The increase in expenses is primarily attributable to staff additions, while the continuity as a percentage of net sales is primarily attributable to increased revenues. Operations expenses for the six-month period ended March 31, 1999 were $269,000, compared to $207,000 for the same period in 1998, an increase of $62,000 or 30%. Stated as a percentage of net sales, operations expenses decreased to 6% for the six-month period ended March 31, 1999, compared to 7% for the same period in 1998. The increase in expenses is primarily attributable to staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three-month period ended March 31, 1999 were $390,000, compared to $321,000 for the same period in 1998, an increase of $69,000 or 21%. Stated as a percentage of net sales, general and administrative expenses decreased to 19% for the three month period ended March 31, 1999, compared to 22% for the same period in 1998. The increases in expenses for the three months were primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues. General and administrative expenses for the six-month period ended March 31, 1999 were $897,000, compared to $700,000 for the same period in 1998, an increase of $197,000 or 28%. Stated as a percentage of net sales, general and administrative expenses decreased to 21% for the six-month period ended March 31, 1999, compared to 25% for the same period in 1998. The increases in expenses for the six months were primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three-month period ended March 31, 1999 were $278,000, compared to $312,000 for the same period in 1998, a decrease of $34,000 or 11%. The amounts for the three months ended March 31, 1999 and 1998 do not include $32,000 and $319,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $310,000 and $631,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in expenses is the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold decreased to 15% for the three-month period ended March 31, 1999, compared to 43% for the same period in 1998. The decrease as a percentage of net sales for the three-month period is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues. Research and development expenses for the six-month period ended March 31, 1999 were $573,000, compared to $765,000 for the same period in 1998, a decrease of $192,000 or 25%. The amounts for the six months ended March 31, 1999 and 1998 do not include $56,000 and $506,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $629,000 and $1,271,000 for the six months ended March 31, 1999 and 1998, respectively. The decrease in expenses is the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold decreased to 15% for the six-month period ended March 31, 1999, compared to 46% for the same period in 1998. The decrease as a percentage of net sales for the six-month period is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues.

SELLING AND MARKETING. Selling and marketing expenses for the three-month period ended March 31, 1999 were $594,000, compared to $448,000 for the same period in 1998, an increase of $146,000 or 33%. Stated as a percentage of net sales, selling and marketing expenses decreased to 29% from 30% for the same period in 1998. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues. Selling and marketing expenses for the six-month period ended March 31, 1999 were $1,089,000, compared to $987,000 for the same period in 1998, an increase of $102,000 or 10%. Stated as a percentage of net sales, selling and marketing expenses decreased to 25% from 35% for the same period in 1998. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues.

OTHER CHARGES. For the sixth month period ended March 31, 1998, other charges totaling $689,000, consist of several non-recurring charges to operations. The charges consist of the following components:

- GOODWILL IMPAIRMENT -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principle of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, would detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVEDASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded its fair value, resulting in an impairment loss of $293,000. See Note 3.

- LICENSE FEE IMPAIRMENT - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997,Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's exclusive to a non-exclusive software license. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000. The Company and Parascript reworked their licensing and cross investment agreement in October 1998. See Note 4.

- The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company has recorded a reserve for inventory obsolescence in the amount of $200,000 during the six-month period ended March 31, 1998.

INTEREST INCOME. Interest income for the three-month period ended March 31,1999 was $8,000, compared to interest income of $17,000 for the same period in 1998, a decrease of $9,000 or 53%. Interest income for the six-month period ended March 31, 1999 was $17,000, compared to interest income of $38,000 for the same period in 1998, a decrease of $21,000 or 55%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended March 31, 1999 and 1998. The decline in interest income reflects the use of invested funds.

OTHER EXPENSES NET. Other expense-net for the six months ended March 31, 1998 results from reserves for an employee related lawsuit ($134,000) and certain executive recruiting and relocations costs pursuant to an executive employment agreement ($166,000).

LIQUIDITY AND CAPITAL

The Company has financed its cash needs primarily from increased profits in the fourth quarter of fiscal 1998 and the first and second quarters of fiscal 1999, collection of accounts and notes receivable, and execution of operations within budget.

Net cash provided by operating activities during the year ended March 31, 1999 was $140,000. The primary use of cash from operating activities was an increase in accounts receivable of $367,000 and a decrease in accounts payable and accrued expenses of $454,000. The primary source of cash from operating activities was net income of $708,000 plus depreciation and amortization of $160,000. Higher receivables resulted primarily from increased sales. The decrease in accounts payable and accrued expenses resulted primarily from payment for litigation settlements.

The Company's working capital and current ratio was $3,315,000 and 3.47 at March 31, 1999, and $2,517,000 and 2.4 at September 30, 1998. At March 31,
1999, total liabilities to equity ratio was .34 to 1 compared to .43 to 1 at September 30, 1998. As of March 31, 1999, total liabilities were less by $454,000 than on September 30, 1998.

In June 1998, the Company obtained an increase in its working capital line of credit from its bank from $400,000 to $750,000. The line of credit expires on June 8, 1999 and interest is payable at prime plus 1.5 percentage points. In addition, the Company obtained an equipment credit line in the amount of $250,000 under similar terms and conditions. There were no borrowings under the working capital or equipment lines of credit as of March 31, 1999 or September 30, 1998. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

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

These phases have substantial overlap. The Company has completed Remediation phases (4th Quarter 1998) and has commenced the Testing (2nd Quarter 1999) and Implementation (3rd Quarter 1999) phases. The Company has assigned Noel Flynn, Vice President of Operations/Customer Support, the responsibility for overseeing the timely completion of each phase of the Company's Year 2000 plan.

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

The Company began its assessment of its internal computer systems in 1997. Computers and applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has modified and tested such applications and replaced the one system that was not Year 2000 compliant. The Company currently plans to have addressed all computer systems that are critical to its operations by May 1999.

The Company is in the process of completing its assessment of the potential for Year 2000 problems with embedded microprocessors in its equipment, and will have remedied all non-compliant equipment by May 1999.

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

PART II - OTHER INFORMATION

Item 4. On April 1, 1999, the Company solicited the written consent of its stockholders to the amendment of the Mitek Systems, Inc. 1996 Stock Option Plan to increase the number of shares of common stock available for issuance under the Plan. 5,056,395 shares were voted in favor of the amendment, 254,147 shares were voted against the amendment, and 5,003,596 shares were not voted.

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

                                   MITEK SYSTEMS, INC.

Date:  May 13, 1999
                                   --------------------------------------
                                   John Thornton, Chairman, President and
                                   Chief Executive Officer