Form 10-Q
period 1999-06-30
MITEK SYSTEMS INC
filed 1999-08-11
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 1999 or
                                      -------------

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

     There were 10,359,011 shares outstanding of the registrant's Common Stock as of August 9, 1999.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                   JUNE 30,                        SEPTEMBER 30,
                                                                     1999                               1998
                                                           ------------------------------------------------------------
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                             $              1,444,431          $              1,740,760
      Accounts receivable-net                                              3,705,707                         2,234,640
      Note receivable                                                              0                            56,478
      Inventories-net                                                         38,754                           123,909
      Prepaid expenses and other assets                                       77,509                           161,437
                                                           ------------------------------------------------------------
           Total current assets                                            5,266,401                         4,317,224

      PROPERTY AND EQUIPMENT-net                                             265,784                           192,135
      OTHER ASSETS                                                           625,860                         1,626,413

                                                           ------------------------------------------------------------
TOTAL ASSETS                                                $              6,158,045          $              6,135,772
                                                           ------------------------------------------------------------
                                                           ------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                      $                436,693          $                650,206
      Accrued payroll and related taxes                                      527,776                           242,427
      Unearned maintenance income                                            301,746                           201,568
      Other accrued liabilities                                              161,966                           705,836
                                                           ------------------------------------------------------------
           Total current liabilities                                       1,428,181                         1,800,037

      LONG-TERM LIABILITIES                                                   53,313                            54,187
                                                           ------------------------------------------------------------
      Total liabilities                                                    1,481,494                         1,854,224

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 10,314,138 and
       11,573,152 issued and outstanding, respectively                        10,335                            11,573
      Additional paid-in capital                                           8,378,004                         9,191,887
      Accumulated deficit                                                 (3,711,788)                       (4,921,912)
                                                           ------------------------------------------------------------
           Total  stockholders' equity                                     4,676,551                         4,281,548

                                                           ------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $              6,158,045          $              6,135,772
                                                           ------------------------------------------------------------
                                                           ------------------------------------------------------------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                            THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                       1999                  1998             1999                  1998
                                                 ------------------------------------------------------------------------------
NET SALES                                          $    2,428,501         $   1,700,897   $    6,709,487    $        4,488,662

COST OF SALES                                             329,836               387,263        1,081,956             1,459,135

                                                 ------------------------------------------------------------------------------
GROSS MARGIN                                            2,098,665             1,313,634        5,627,531             3,029,527


COSTS AND EXPENSES:
      Operations                                          157,195               111,562          425,995               318,923
      General and administrative                          366,315               393,925        1,263,130             1,066,136
      Research and development                            385,295               382,682          958,344             1,143,738
      Selling and marketing                               696,813               363,150        1,785,974             1,338,326
      Other charges                                                                                                    689,000
      Interest income - net                                (8,651)              (19,228)         (26,036)              (57,582)
                                                 ------------------------------------------------------------------------------
            Total costs and expenses                    1,596,967             1,232,091        4,407,407             4,498,541

                                                 ------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                                   501,698                81,543        1,220,124            (1,469,014)

OTHER EXPENSE - NET                                             0                                      0              (265,293)

                                                 ------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                         501,698                81,543        1,220,124            (1,734,307)

PROVISION FOR INCOME TAXES                                                            0           10,000                     0

                                                 ------------------------------------------------------------------------------
NET INCOME (LOSS)                                  $      501,698         $      81,543   $    1,210,124    $       (1,734,307)

EARNINGS (LOSS) PER SHARE - BASIC                  $         0.05         $        0.01   $         0.11    $            (0.15)
                                                 ------------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                             10,321,012            11,552,794       10,788,694            11,548,486
                                                 ------------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE - DILUTED                $         0.05        $         0.01   $         0.11    $            (0.15)
                                                 ------------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                10,747,063            11,615,592       11,033,560            11,548,486
                                                 ------------------------------------------------------------------------------
                                                 ------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                                    NINE MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                            1999                        1998
                                                                                  -------------------------------------------------
Net income (loss)                                                                      $      1,210,124           $     (1,734,307)
      Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
            Depreciation and amortization                                                       241,805                    360,006
            Loss on sale of property and equipment                                                3,907                      2,423
            Gain on sale of Fax business                                                              0                    (34,256)
            Asset impairment                                                                          0                    489,000
            Value of stock options granted to non-employee                                        9,181                          0
      Changes in assets and liabilities:
            Accounts receivable                                                              (1,471,067)                   745,910
            Inventories, prepaid expenses, and other assets                                     169,083                     43,540
            Accounts payable, accrued payroll and related taxes,
              unearned maintenance income, and other accrued liabilities                       (372,730)                   (68,343)
                                                                                  -------------------------------------------------
      Net cash used in operating activities                                                    (209,697)                  (196,027)

INVESTING ACTIVITIES
      Proceeds from note receivable                                                              56,478                          0
      Purchases of property and equipment                                                      (165,704)                   (66,852)
      Proceeds from sale of Fax business                                                              0                    420,000
                                                                                  -------------------------------------------------
      Net cash provided by (used in) investing activities                                      (109,226)                   353,148

FINANCING ACTIVITIES
      Repurchase of common stock                                                                (14,150)                         0
      Repayment of notes payable and long-term liabilities                                            0                     (4,706)
      Proceeds from exercise of stock options and warrants                                       36,744                     14,214
                                                                                  -------------------------------------------------
      Net cash provided by financing activities                                                  22,594                      9,508

                                                                                  -------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                                (296,329)                   166,629

CASH AT BEGINNING OF PERIOD                                                                   1,740,760                  1,261,117

                                                                                  -------------------------------------------------
CASH AT END OF PERIOD                                                                  $      1,444,431           $      1,427,746
                                                                                  -------------------------------------------------
                                                                                  -------------------------------------------------

Significant non-cash investing and financing activities:
      591,114 shares of unregistered common stock reacquired
            pursuant to settlement agreement - see Note 3                                       369,446

      763,922 shares of unregistered common stock reacquired pursuant to revised cross investment and licensing
            agreements - see Note 4                                                             477,451

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

       Results for the three months ended June 30, 1999 and September 30, 1998 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.     Inventories

       Inventories are summarized as follows:

                                                           June 30, 1999         September  30, 1998
                                                       --------------------     --------------------
              Raw materials                            $             33,257     $             14,177
              Finished goods                                          5,497                  109,732
                                                       --------------------     --------------------
              Total                                    $             38,754     $            123,909
                                                       --------------------     --------------------
                                                       --------------------     --------------------

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

       On October 16, 1998 the Company and Parascript agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received 763,922 shares of unregistered common stock of the Company previously held by Parascript valued at $477,451 in exchange for returning its 10% interest in Parascript, exclusivity for six customers, and reduced royalties. The difference between the carrying value of the investment in Parascript of $668,814 at December 31, 1998 and the $477,451 value of the Company common stock reacquired on October 16, 1998 of $191,363, is included in Other Assets as prepaid license rights in the accompanying balance sheet at June 30, 1999, and is being amortized over 48 months as a component of cost of sales.

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

The Company developed a growth strategy for fiscal 1999 that focused on the elimination of non-core technologies, enhancement of core strengths, and increased sales and marketing efforts to bring the Company's products to new applications and markets. In particular, Mitek determined to expand into new markets by addressing the needs of new and different types of customers with a variety of application specific solutions. Mitek also sought to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology. The Company doubled its sales force during the first quarter of fiscal 1999 that significantly contributed to the strong sales performance in subsequent quarters.

The Company believes that its results for the third quarter of fiscal 1999 are a continuation of the successful implementation of that growth strategy. In the three months ending June 30, 1999, revenues were $2,429,000, an increase of $728,000 or 43% over the $1,701,000 revenues in the same period last year. Gross margin for the quarter ended June 30, 1999 was $2,099,000, an increase of $785,000 or 60% over the $1,314,000 gross margin in the same period last year. The Company earned net income of $502,000 or $0.05 per share for the third quarter of fiscal 1999, compared with net income of $82,000 or $0.01 per share for the third quarter of fiscal 1998, as previously reported. In the nine months ending June 30, 1999, revenues were $6,709,000, an increase of $2,220,000 or 49% over the $4,489,000 revenues in the same period last year. Gross margin for the nine months ended June 30, 1999 was $5,628,000, an increase of $2,598,000 or 86% over the $3,030,000 gross margin in the same period last year. The Company earned net income of $1,210,000 or $0.11 per share for the nine month period ending June 30, 1999, compared with a net (loss) of ($1,734,000) or ($0.15) per share for the same period last year, as previously reported.

The Company maintained its cash position in the third quarter of fiscal 1999. At June 30, 1999 the Company had $1.4 million in cash and cash equivalents as compared to $1.7 million on September 30, 1998. The Company renewed its $750,000 revolving and $250,000 equipment lines of credit. There were no borrowings under the lines of credit as of June 30, 1999 or September 30, 1998.

During the third quarter of fiscal 1999 Mitek announced the first order from International Business Machines (IBM) for the shipment of recognition engines. The order from IBM represents the largest single site installation of recognition engines in Mitek's company history. IBM has licensed the CheckScript(TM) recognition engine from Mitek for use in IBM's ImagePlus Intelligent Forms Processing Solution (IFP) for Windows NT. CheckScript is a registered trademark of Parascript LLC.

The company also introduced CheckQuest, an affordable high-performance, image-enabled check processing system targeted for use by community banks, credit unions, utilities, and other businesses. CheckQuest is specifically designed to support low to medium volume applications such as Retail/Wholesale Lock Box, Remittance Processing, and Proof of Deposit. The company anticipates revenue from this product to begin in fiscal 1999. CheckQuest is a registered trademark of Mitek Systems, Inc..

The Company is pleased it experienced a growth in revenue and earnings in the third quarter of fiscal 1999 while maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the fourth quarter of fiscal 1999, with growth in most areas of the Company.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 1999 and 1998

NET SALES. Net sales for the three-month period ended June 30, 1999 were $2,429,000, compared to $1,701,000 for the same period in 1998, an increase of $728,000, or 43%. Net sales for the nine-month period ended June 30, 1999 were $6,709,000, compared to $4,489,000 for the same period in 1998, an increase of $2,220,000 or 49%. The increase was primarily attributable to penetrating target markets and successfully executing the Company's growth plan.

GROSS MARGIN. Gross margin for the three-month period ended June 30,1999 was $2,099,000, compared to $1,314,000 for the same period in 1998, an increase of $785,000 or 60%. Stated as a percentage of net sales, gross margin increased to 86% for the three-month period ended June 30, 1999 compared to 77% for the same period in 1998. Gross margins for the nine-month period ended June 30, 1999 were $5,628,000, compared to $3,030,000 for the same period in 1998, an increase of $2,598,000 or 86%. Stated as a percentage of net sales, gross margins increased to 84% for the nine-month period ended June 30, 1999, compared to 67% for the same period in 1998. Goodwill and license amortization charged to cost of sales was $51,000 (2% of net sales) for the three months ended June 30, 1999 and $52,000 (3% of net sales) for the same period in 1998. Goodwill and license amortization charged to cost of sales was $152,000 (2% of net sales) for the nine months ended June 30, 1999 and $270,000 (6% of net sales) for the same period in 1998. The increase in gross margin resulted primarily from increased sales, changes in product mix, and a decrease in goodwill and license amortization charged to cost of sales. The increase in gross margin stated as a percentage of sales resulted primarily from product mix and decreased goodwill and license amortization charged to cost of sales.

OPERATIONS. Operations expenses for the three-month period ended June 30, 1999 were $157,000, compared to $112,000 for the same period in 1998, an increase of $45,000 or 40%. Stated as a percentage of net sales, operations expenses was 6% for the three-month period ended June 30, 1999, as compared to 7% for the three-month period ended June 30, 1998. The increase in expenses is primarily attributable to staff additions, while the decrease as a percentage of net sales is primarily attributable to increased revenues. Operations expenses for the nine-month period ended June 30, 1999 were $426,000, compared to $319,000 for the same period in 1998, an increase of $107,000 or 34%. Stated as a percentage of net sales, operations expenses decreased to 6% for the nine-month period ended June 30, 1999, compared to 7% for the same period in 1998. The increase in expenses is primarily attributable to staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three-month period ended June 30, 1999 were $366,000, compared to $394,000 for the same period in 1998, a decrease of $28,000 or 7%. Stated as a percentage of net sales, general and administrative expenses decreased to 15% for the three month period ended June 30, 1999, compared to 23% for the same period in 1998. The decrease in expenses for the three months were primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues. General and administrative expenses for the nine-month period ended June 30, 1999 were $1,263,000, compared to $1,066,000 for the same period in 1998, an increase of $197,000 or 18%. Stated as a percentage of net sales, general and administrative expenses decreased to 19% for the nine-month period ended June 30, 1999, compared to 24% for the same period in 1998. The increases in expenses for the nine months were primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the decrease in the percentage of net sales is primarily attributable to increased revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three-month period ended June 30, 1999 were $385,000, compared to $383,000 for the same period in 1998, a decrease of $2,000 or 1%. The amounts for the three months ended June 30, 1999 and 1998 do not include $5,000 and $142,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $390,000 and $525,000 for the three months ended June 30, 1999 and 1998, respectively. The decrease in expenses is the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold decreased to 16% for the three-month period ended June 30, 1999, compared to 31% for the same period in 1998. The decrease as a percentage of net sales for the three-month period is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues. Research and development expenses for the nine-month period ended June 30, 1999 were $958,000, compared to $1,144,000 for the same period in 1998, a decrease of $186,000 or 16%. The amounts for the nine months ended June 30, 1999 and 1998 do not include $67,000 and $648,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $1,025,000 and $1,792,000 for the nine months ended June 30, 1999 and 1998, respectively. The decrease in expenses is the result of engineering staff reductions and the elimination of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold decreased to 15% for the nine-month period ended June 30, 1999, compared to 40% for the same period in 1998. The decrease as a percentage of net sales for the nine-month period is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues.

SELLING AND MARKETING. Selling and marketing expenses for the three-month period ended June 30, 1999 were $697,000, compared to $363,000 for the same period in 1998, an increase of $334,000 or 92%. Stated as a percentage of net sales, selling and marketing expenses increased to 29% from 21% for the same period in 1998. The increase in expenses and the increase as a percentage of net sales is primarily attributable to the addition of personnel and increased marketing efforts on certain products. Selling and marketing expenses for the nine-month period ended June 30, 1999 were $1,786,000, compared to $1,338,000 for the same period in 1998, an increase of $448,000 or 33%. Stated as a percentage of net sales, selling and marketing expenses decreased to 27% from 30% for the same period in 1998. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues.

OTHER CHARGES. For the nine-month period ended June 30, 1998, other charges totaling $689,000, consist of several non-recurring charges to operations. The charges consist of the following components:

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

     LICENSE FEE IMPAIRMENT - In April, 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December, 1997 Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's exclusive to a non-exclusive software license. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial condition of the relationship coupled with the decreased expectations, in the opinion of management, will detrimentally impact the future cash flows of the Company. The Company determined the fair value of the goodwill represented by the license fee paid for the exclusive license by evaluating the expected future net cash flows (undiscounted and without interest charges), in accordance with FAS 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. The evaluation indicates the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $196,000. The Company and Parascript reworked their licensing and cross investment agreement in October 1998. See Note 4.

     The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company recorded a reserve for inventory obsolescence in the amount of $200,000 during the nine-month period ended June 30, 1998.

INTEREST INCOME. Interest income for the three-month period ended June 30,1999 was $9,000, compared to interest income of $19,000 for the same period in 1998, a decrease of $10,000 or 53%. Interest income for the nine-month period ended June 30, 1999 was $26,000, compared to interest income of $58,000 for the same period in 1998, a decrease of $32,000 or 55%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended June 30, 1999 and 1998. The decline in interest income reflects the use of invested funds.

OTHER EXPENSES NET. Other expense-net for the nine months ended June 30, 1998 results from reserves for an employee related lawsuit ($134,000) and certain executive recruiting and relocations costs pursuant to an executive employment agreement ($166,000).

LIQUIDITY AND CAPITAL

The Company has financed its cash needs primarily from increased profits in the fourth quarter of fiscal 1998 and the first, second and third quarters of fiscal 1999, collection of accounts and notes receivable, and execution of operations within budget.

Net cash used by operating activities during the nine months ended June 30, 1999 was $210,000. The primary use of cash from operating activities was an increase in accounts receivable of $1,471,000 and a decrease in accounts payable and accrued expenses of $373,000. The primary source of cash from operating activities was net income of $1,210,000 plus depreciation and amortization of $242,000. Higher receivables resulted primarily from increased sales. The decrease in accounts payable and accrued expenses resulted primarily from payment for litigation settlements.

The Company's working capital and current ratio was $3,838,000 and 3.69 at June 30, 1999, and $2,517,000 and 2.4 at September 30, 1998. At June 30,
1999, total liabilities to equity ratio was .32 to 1 compared to .43 to 1 at September 30, 1998. As of June 30, 1999, total liabilities were less by $373,000 than on September 30, 1998.

During the third quarter of 1999, the Company renewed its line of credit from its bank, in the amount of $750,000, which now expires on June 8, 2000. Interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. There were no borrowings under the working capital or equipment lines of credit as of June 30, 1999 or September 30, 1998. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

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

These phases have substantial overlap. The Company has completed Awareness phases (4th Quarter 1998) Assessment phases (4th Quarter 1998) Remediation phases (4th Quarter 1998) Testing (2nd Quarter 1999) and Implementation (3rd Quarter 1999) phases. The Company has assigned Noel Flynn, Vice President of Operations/Customer Support, the responsibility for overseeing the timely completion of each phase of the Company's Year 2000 plan.

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

The Company began its assessment of its internal computer systems in 1997. Computers and applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has modified and tested such applications and replaced the one system that was not Year 2000 compliant. The Company currently plans to have addressed all computer systems that are critical to its operations by September 1999.

The Company has completed its assessment of the potential for Year 2000 problems with embedded microprocessors in its equipment, and has remedied all non-compliant equipment as of June 1999.

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


                               MITEK SYSTEMS, INC.




Date:  August 9, 1999          /s/ John Thornton
                               ---------------------------------------------
                               John Thornton, Chairman, President and
                               Chief Executive Officer