Form 10-K405
period 1999-09-30
MITEK SYSTEMS INC
filed 1999-12-27
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20559

                                    FORM 10-K

(Mark One)

(x)              Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 1999
                                       or
(  )             Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission file number 0-15235

                               MITEK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


                  Delaware                           87-0418827
       (State or other jurisdiction of    (I.R.S Employer Identification No.)
       incorporation or organization)



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----     -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of voting stock held by non-affiliates of the registrant was $30,850,723 as of December 1, 1999 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 10,501,541 shares outstanding of the registrant's Common Stock as of December 1, 1999.

         Documents incorporated by reference in this report: Part II incorporates certain information by reference form the Annual Report to Stockholders for the year ended September 30, 1999. Part III incorporates certain information by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                  SEC FORM 10 K
                      FY 99 - PART I - GENERAL INFORMATION

ITEM 1.  BUSINESS

GENERAL

         Mitek Systems, Inc. (the "Company") was incorporated under the laws of the State of Delaware in 1986. The Company is primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

         The Company develops, markets and supports what it believes to be the most accurate Automated Document Recognition ("ADR") products commercially available for the recognition of hand printed characters. The Company's unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders the Company's ADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of hand printed and machine generated documents to do so more quickly, with greater accuracy and at reduced costs.

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

         The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes(R) API, and a licensed ICR software engine CheckScript(TM) (a trademark of Parascript LLC). QuickStrokes(R) API and CheckScript(TM) are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and IBM, and to systems integrators such as Computer Sciences Corporation. Major end users include Chevron, GTE, European American Bank, NYNEX, Fleet Bank, National Westminster and British Telecom. QuickStrokes(R) API can process many foreign character sets
 .

         The CheckScript(TM) product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company's proprietary QuickStrokes(R) API Courtesy Amount Recognition (CAR) technology. This product provides unprecedented accuracy in remittance processing, proof of deposit, and lock box processing applications.

         Leveraging its core technical competency in ICR, the Company has begun to address the unstructured forms processing market with the introduction of its Doctus(TM) product. Doctus(TM) incorporates the Company's core ICR technology in an application designed for end users in a broad variety of industries which require high volume automated data entry. The Company believes its Doctus(TM) software is a major innovation in forms processing because it economically handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed by a company. Doctus is able to process unstructured forms because it incorporates forms understanding technology. Mitek is marketing this software under the name CogniForms. With CogniForms, Doctus automatically classifies unstructured forms and extracts relevant data from the form contents. The Company has supplied this new software to several important OEM's in the document processing field.

CheckQuest(TM) is Mitek's affordable, image-enabled check and item processing solution. It is specifically designed for low- to medium-volume check image processing applications, such as Proof of Deposit, Retail/Wholesale Lock Box, and Remittance Processing. These applications are typically found in community banks, credit unions, utilities and other businesses where processing checks quickly and accurately is critical. CheckQuest offers many traditional item processing functions found in high-volume, high-priced systems, at a significantly lower cost. By utilizing powerful PC desktop computers, new image item processors designed specifically for lower-volume applications, and the latest advancements in software development, Mitek is able to offer CheckQuest solutions at less than one-third the cost of higher-volume systems.

         QuickFX(TM) is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX(TM) reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

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

         The Company's research and development organization included sixteen software engineers at September 30, 1999, including five with advanced degrees. In the fiscal year ended September 30, 1999, the Company spent approximately $1,409,000 on research and development and spent approximately $1,343,000 and $1,393,000 on research and development in each of the fiscal years 1998 and 1997. The 1999, 1998, and 1997 figures do not include $98,000, $878,000, and
$458,000 respectively, that was spent in research and development related to contract development and was charged to cost of sales.

          The Company balances its engineering resources between development of ICR technology and applications development. Of the sixteen software engineers, approximately five are involved in ICR research and development of the QuickStrokes(R) API recognition engine. The remaining staff is involved in applications development, including the Doctus(TM), QuickFX(TM), and CheckQuest(TM) products, and customer services and support.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company was recently notified that the U.S. Patent and Trademark Office has approved the issuance of a U.S. patent for its hierarchical character recognition systems. The patent will cover the multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. The Company may seek to file additional patents to expand the scope of patent coverage. The Company may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

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

         The ability to support international markets has materially assisted the Company in its international sales effort. International sales accounted for approximately 22%, 23%, and 41% of the Company's net sales for the fiscal periods ended September 30, 1999, 1998, and 1997, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in the past twelve months were made in nineteen countries including Australia, Argentina, Brazil, Canada, Denmark, United Kingdom, France, Finland, Germany, Italy, Japan, Mexico, Netherlands, Norway, Portugal, Spain and Sweden. The Company sells its products in United States currency only. The Company relied on a significant portion of its revenues from one, one and three customers in fiscal periods 1999, 1998, and 1997, respectively. Sales from these customers aggregated 18%, 33%, and 54% of net sales for the fiscal periods 1999, 1998, and 1997, respectively.

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

         The Company's QuickStrokes(R) API product and licensed CheckScript(TM) prOduct compete, to various degrees, with products produced by a number of substantial competitors such as Computer Gesellschaft Konstanz, a subsidiary of Siemens. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes(R) API and CheckScript(TM) competitors have existed longer and have far greater financial resources and industry connections than the Company.

         The Company's Doctus(TM) product competes against complete proprietary systems offered by software developers, such as GTESS Corporation, RRI, and Cardiff Software, Inc. In addition, Doctus(TM) faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus(TM) is based on the Company's proprietary QuickStrokes(R) API engine, its competitive advantages reflect the advantages of the QuickStrokes(R) engine. The Company believes its Doctus software provides the highest levels of automation in the industry. The Company's document understanding software is the only available commercial software that does not require extensive rules written by a programmer based on a large set of training documents. The software automatically "learns" how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus(TM) to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

         Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

         As of September 30, 1999, the Company employed a total of 36 full-time and 3 part-time persons plus 1 full-time temporary employee, consisting of 11 in marketing, sales and support, 15 in research and development, 9 in operations, and 6 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

         The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 21,000 square feet of leased office building space in San Diego, California, of which the Company subleases to a third party approximately 9,000 square feet. The lease and sublease on these facilities expires June 30, 2002. Subsequent to September 30, 1999, the Company subleased 5,397 square feet of additional space adjacent to its primary location. This sublease expires June 30, 2001. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the general course of business, the Company, at various times, has been named in lawsuits. During fiscal 1998, the Company was involved in a number of legal proceedings. All of these proceedings were resolved in fiscal year 1999, and the costs of these settlements are included in the September 30, 1999 and September 30, 1998 financials.

         In October 1998, the Company settled a lawsuit with the two founders of Technology Solutions, Inc. ("TSI"). The Company had acquired substantially all of the assets of TSI in June 1997 in exchange for 685,714 unregistered shares of the Company's common stock and $240,000 cash. Disputes arose between the Company, TSI, and the principals of TSI. Pursuant to the settlement agreement, the Company reacquired 591,114 shares of its common stock and a non-exclusive, not-transferable, perpetual, worldwide, royalty-free license to use key components of the TSI document imaging systems software; TSI and its principals reacquired ownership of their technology and software.

         The Company agreed in October 1998 to settle a pending lawsuit with Adaptive Solutions, a Beaverton, Oregon based computer assisted data entry provider and also settled an employee related lawsuit.

         In October 1998 the Company also revamped their agreement with Parascript Limited Liability Company (LLC), under which the Company licenses Parascript's Legal Amount Recognition (LAR) capabilities used in the CheckScript(TM) product. The Company and Parascript LLC agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received all 763,922 shares of unregistered common stock of the Company previously held by Parascript LLC in exchange for returning its 10% interest in Parascript LLC, exclusivity for six customers, and reduced royalties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to security holders during the fourth quarter ended September 30, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market for Registrant's common equity and related stockholder matters is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 1999.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the years in the five-year period ended September 30, 1999 is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data and the Independent Auditor's Report are incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2000, under the heading "ELECTION OF DIRECTORS".

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2000, under the heading "EXECUTIVE COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2000, under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                  REPORTS ON FORM 8-K

         (a) (1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 1999:

                                    Independent Auditors'  Report

                                    Consolidated Balance Sheets -
                                            For the Years Ended
                                            September 30, 1999 and 1998

                                    Consolidated Statements of Operations
                                           For the Years Ended
                                           September 30, 1999, 1998, and 1997

                                    Consolidated Statements of Changes in
                                    Stockholders' Equity -
                                            For the Years Ended
                                            September 30, 1999, 1998, and 1997

                                    Consolidated Statements of Cash Flows
                                            For the Years Ended
                                            September 30, 1999,1998, and 1997

                                    Notes to Financial Statements
                                            For the years Ended
                                            September 30, 1999,1998, and 1997

                           With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 1999, is not to be deemed to be filed as part of this report.

                           (a) (2)          Exhibits:

          3.1              Certificate of Incorporation of
                                    Mitek Systems of Delaware Inc.
                                    (now Mitek Systems, Inc.), a
                                    Delaware corporation, as amended. (1)

          3.2              Bylaws of Mitek Systems, Inc. as
                                    Amended and Restated. (1)

         10.1              1986 Stock Option Plan (2)

         10.2              1988 Non Qualified Stock Option Plan (2)

         10.3              1996 Stock Option Plan(3)

         10.4              1999 Stock Option Plan

         10.5              401(k) Plan (2)

         10.6 $750,000 revolving line of credit Loan Agreement, Promissory Note, and Commercial Security Agreement

         10.7 $250,000 equipment line of credit Promissory Note and Commercial Security Agreement

         13. Annual Report to Stockholders for the year ended September 30, 1999.

         21.    Subsidiaries of the Registrant

         23.    Independent Auditors' Consent

         27.    Financial Data Schedule

(1) Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1987

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

         Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(3) Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 1998

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 1999:

                  None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 1999                    MITEK SYSTEMS, INC.



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

/s/ John M. Thornton                                          December 23, 1999
John M. Thornton,
Chairman of the Board
President, Chief Executive Officer
 and Chief Financial Officer

/s/ Gerald I. Farmer                                          December 23, 1999
Gerald I. Farmer, Director

/s/ Daniel E. Steimle                                         December 23, 1999
Daniel E. Steimle, Director

/s/ Sally B. Thornton                                         December 23, 1999
Sally B. Thornton, Director

/s/ James B. DeBello                                          December 23, 1999
James B. DeBello, Director

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

          3.2              Bylaws of Mitek Systems, Inc.
                           as Amended and Restated. (1)

         10.1              1986 Stock Option Plan (2)

         10.2              1988 Non Qualified Stock Option Plan (2)

         10.3              1996 Stock Option Plan (3)

         10.4              1999 Stock Option Plan

         10.5              401(k) Plan (2)

         10.6 $750,000 revolving line of credit Loan Agreement, Promissory Note, and Commercial Security Agreement

         10.7 $250,000 equipment line of credit Promissory Note and Commercial Security Agreement

         13.               Annual Report to Stockholders for the year ended
                           September 30, 1999.

         21.               Subsidiaries of the Registrant

         23.               Independent Auditors' Consent

         27.               Financial Data Schedule

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1987

(2) (2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

(3) Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 1998