Form 10-Q
period 1999-12-31
MITEK SYSTEMS INC
filed 2000-02-14
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended DECEMBER 31, 1999 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                               MITEK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                               87-0418827
---------------------------------------      -----------------------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

   10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA         92131
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (858) 635-5900
                                                   -----------------------------

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

     There were 10,590,857 shares outstanding of the registrant's Common Stock as of January 31, 2000.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                       DECEMBER 31,                          SEPTEMBER 30,
                                                                          1999                                   1999
                                                           ---------------------------------------------------------------
ASSETS
      CURRENT ASSETS
      Cash                                                              $   949,347                           $ 1,398,589
      Accounts receivable - net                                           6,048,855                             5,006,081
      Inventories                                                            50,804                                58,082
      Prepaid expenses and other assets                                     134,172                                69,232
                                                           ---------------------------------------------------------------
           Total current assets                                           7,183,178                             6,531,984

      PROPERTY AND EQUIPMENT - net                                          291,346                               281,571
      OTHER ASSETS                                                          645,736                               575,298

                                                           ===============================================================
TOTAL ASSETS                                                            $ 8,120,260                           $ 7,388,853
                                                           ===============================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

      Accounts payable                                                  $   663,605                           $   738,195
      Accrued payroll and related taxes                                     516,903                               720,300
      Unearned income                                                       396,269                               203,408
      Other accrued liabilities                                             230,425                                53,885
                                                           ---------------------------------------------------------------
           Total current liabilities                                      1,807,202                             1,715,788

      LONG-TERM LIABILITIES                                                  48,885                                51,040
                                                           ---------------------------------------------------------------
      Total liabilities                                                   1,856,087                             1,766,828

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 10,514,541 and
       10,438,854 issued and outstanding, respectively                       10,515                                10,439
      Additional paid-in capital                                          8,559,698                             8,507,613
      Accumulated deficit                                                (2,306,040)                           (2,896,027)
                                                           ---------------------------------------------------------------
           Total  stockholders' equity                                    6,264,173                             5,622,025

                                                           ===============================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 8,120,260                           $ 7,388,853
                                                           ===============================================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                                 THREE MONTHS ENDED
                                                                                     DECEMBER 31,
                                                                        1999                                 1998
                                                        --------------------------------------------------------------
NET SALES                                                           $ 2,725,084                           $ 2,210,477

COST OF SALES                                                           380,985                               422,653

                                                        --------------------------------------------------------------
GROSS MARGIN                                                          2,344,099                             1,787,824


COSTS AND EXPENSES:
      Operations                                                        218,149                               126,045
      General and administrative                                        437,143                               506,569
      Research and development                                          500,191                               295,134
      Selling and marketing                                             592,876                               495,556
      Interest (income) - net                                            (6,246)                               (9,796)
                                                        --------------------------------------------------------------
           Total costs and expenses                                   1,742,113                             1,413,508

                                                        --------------------------------------------------------------
OPERATING INCOME                                                        601,986                               374,316


                                                        --------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                              601,986                               374,316

PROVISION FOR INCOME TAXES                                               12,000                                     0

                                                        ==============================================================
NET INCOME                                                          $   589,986                           $   374,316
                                                        ==============================================================

                                                        ==============================================================
EARNINGS PER SHARE - BASIC                                          $      0.06                           $      0.04
                                                        ==============================================================

                                                        ==============================================================
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC                10,485,684                            10,420,568
                                                        ==============================================================

                                                        ==============================================================
EARNINGS PER SHARE - DILUTED                                        $      0.05                           $      0.04
                                                        ==============================================================


WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
                                                        ==============================================================
COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED                       11,295,038                            10,572,288
                                                        ==============================================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                      THREE MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                               1999                       1998
                                                                                  -------------------------------------------------
Net income                                                                                 $   589,986                 $   374,316
      Adjustments to reconcile net income to net cash
      used in operating activities:
           Depreciation and amortization                                                        84,958                      77,543
           Loss on sale of property and equipment                                                    0                       1,242
           Value of stock options granted to non-employee                                        1,335                       6,511
      Changes in assets and liabilities:
           Accounts and notes receivable                                                    (1,042,774)                   (728,378)
           Inventories, prepaid expenses, and other assets                                    (178,662)                     76,681
           Accounts payable, accrued payroll and related taxes,
             unearned maintenance income, and other accrued liabilities                         89,259                    (339,512)
                                                                                  -------------------------------------------------
      Net cash used in operating activities                                                   (455,898)                   (531,597)

INVESTING ACTIVITIES
      Proceeds from note receivable                                                                  0                      56,478
      Purchases of property and equipment                                                      (44,170)                    (69,436)
                                                                                  -------------------------------------------------
      Net cash used in investing activities                                                    (44,170)                    (12,958)

FINANCING ACTIVITIES
      Repurchase of common stock                                                                     0                     (14,150)
      Proceeds from exercise of stock options and warrants                                      50,826                           0
                                                                                  -------------------------------------------------
      Net cash provided by (used in) financing activities                                       50,826                     (14,150)

                                                                                  -------------------------------------------------
NET (DECREASE) IN CASH                                                                        (449,242)                   (558,705)

CASH AT BEGINNING OF PERIOD                                                                  1,398,589                   1,740,760

                                                                                  =================================================
CASH AT END OF PERIOD                                                                      $   949,347                 $ 1,182,055
                                                                                  =================================================

Supplemental Disclosure of Cash Flow Information
      Cash paid for income taxes                                                           $    70,000                           0

Significant non-cash investing and financing activities:
      591,114 shares of unregistered common stock reacquired
           pursuant to settlement agreement - see Note 3                                             0                 $   369,446

      763,922 shares of unregistered common stock reacquired pursuant to revised cross investment and licensing
           agreements - see Note 4                                                                   0                 $   477,451


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

       Results for the three months ended December 31, 1999 and 1998 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.     Inventories

       Inventories are summarized as follows:


                                        December 31, 1999          December 31, 1998
                                        -----------------          -----------------
Raw materials                                    $ 29,657                   $ 18,144
Work in process                                         0                          0
Finished goods                                     21,147                      6,880
                                                 --------                   --------
Total                                            $ 50,804                   $ 25,024
                                                 ========                   ========


       Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $47,504 and $200,000 reserve for inventory obsolescence for the respective periods.

3.     Commitments and contingencies

       In the general course of business the Company, at various times, has been named in lawsuits. During fiscal 1998 the Company was involved in a number of legal proceedings. All of these proceedings were resolved in October 1998 and the costs of these settlements were included in the fiscal year ended September 30, 1998 financial statements.

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

       The Company's strategy for fiscal 2000 continues its focus on the Company's core strengths, and increased sales and marketing efforts to bring the Company's products to new applications and markets. In particular, Mitek is determined to expand into new markets by addressing the needs of new and different types of customers with a variety of application specific solutions. Mitek also sought to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

       The Company believes that its results for the first quarter of fiscal 2000 ended December 31, 1999 are a result of the successful implementation of that growth strategy. In the three months ending December 31, 1999, revenues were $2,725,000, an increase of $515,000 or 23% over the $2,210,000 revenues in the same period last year. Gross margin for the quarter ended December 31, 1999 was $2,344,000, an increase of $556,000 or 31% over the $1,788,000 gross margin in the same period last year. The Company earned net income of $590,000 or $0.05 per diluted share for the first quarter of fiscal 2000, compared with a net income of $374,000 or $0.04 per diluted share for the first quarter of fiscal 1999.

       The Company continued to maintain its cash position in the first quarter of fiscal 2000. At December 31, 1999 the Company had $949,000.in cash and cash equivalents as compared to $1,399,000 on September 30, 1999. The Company retained its $750,000 revolving and $250,000 equipment lines of credit. There were no borrowings under the lines of credit as of December 31, 1999 or September 30, 1999.

       During the first quarter of fiscal 2000 Mitek announced a significant relationship with a key customer, BancTec. The agreement is a multiyear license for Mitek's CogniForms(TM) and Doctus(TM) technology products. These products will be integrated into BancTec's document processing solutions family.

       The Company is pleased it experienced a growth in revenue and earnings in the first quarter of fiscal 2000 while maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the second quarter of fiscal 2000, with growth in most areas of the Company.


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 1999 and 1998

       NET SALES. Net sales for the three month period ended December 31, 1999 was $2,725,000, compared to $2,210,000 for the same period in 1998, an increase of $515,000, or 23%. The increase was primarily attributable to penetrating the forms processing market with the Company's CogniForms(TM) and Doctus(TM) technology products and successfully executing the Company's growth plan.

       GROSS MARGIN. Gross margin for the three month period ended December 31, 1999 was $2,344,000, compared to $1,788,000 for the same period in 1998, an increase of $556,000 or 31%. Stated as a percentage of net sales, gross margin increased to 86% for the three month period ended December 31, 1999 compared to 81% for the same period in 1998. Goodwill and license amortization charged to cost of sales was $51,000 (2% of net sales) for the three month period ended December 31, 1999 and $50,000 (2% of net sales) for the same period in 1998. The increase in both gross margin and as a percentage of net sales resulted primarily from increased sales and product mix.

       OPERATIONS. Operations expenses for the three month period ended December 31, 1999 were $218,000, compared to $126,000 for the same period in 1998, an increase of $92,000 or 73%. Stated as a percentage of net sales, operations expenses increased to 8% for the three month period ended December 31, 1999, compared to 6% for the same period in 1998. The increase in expenses and the percentage of net sales is primarily attributable to staff additions.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended December 31, 1999 were $437,000, compared to $507,000 for the same period in 1998, a decrease of $70,000 or 14%. Stated as a percentage of net sales, general and administrative expenses decreased to 16% for the three month period ended December 31, 1999, compared to 23% for the same period in 1998. The decrease in expenses and as a percentage of net sales for the three month period is primarily attributable to costs associated with outside professional services and legal fees.

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended December 31, 1999 were $500,000 compared to $295,000 for the same period in 1998, an increase of $205,000 or 69%. Stated as a percentage of net sales, research and development expenses increased to 18% for the three month period ended December 31, 1999, compared to 14% for the same period in 1998. The increase in expenses and as a percentage of net sales for the three month period is the result of engineering staff additions.

       SELLING AND MARKETING. Selling and marketing expenses for the three month period ended December 31, 1999 were $593,000, compared to $496,000 for the same period in 1998, an increase of $97,000 or 20%. Stated as a percentage of net sales, selling and marketing expenses remained at 22% from 22% for the same period in 1998. The increase in expenses are primarily attributable to staff additions, while maintaining the same percentage of net sales is primarily related to the increase in revenues.

         INTEREST INCOME -NET. Net interest income for the three month period ended December 31, 1999 was $6,000, compared to net interest income of $10,000 for the same period in 1998, a decrease of $4,000 or 40%. Stated as a percentage of net sales, net interest income for the corresponding periods were 1% and 1%, respectively. The decrease in net interest income for the period ended December 31, 1999 is primarily the result of lower invested funds during the period.

LIQUIDITY AND CAPITAL

       The Company has financed its cash needs primarily from increased profits during fiscal 1999 and the first uarter of fiscal 2000, collection of accounts and notes receivable, and execution of operations within budget.

       Net cash used by operating activities during the year ended December 31, 1999 was $456,000. The primary use of cash from operating activities was an increase in accounts receivable of $1,043,000 and an increase in inventories, prepaids and other assets of $179,000. The primary source of cash from operating activities was net income of $590,000 plus depreciation and amortization of $85,000 and an increase in accounts payable of $89,000. Higher receivables resulted primarily from increased sales.

       The Company's working capital and current ratio was $5,376,000 and 3.97 at December 31, 1999, and $4,816,000 and 3.81 at September 30, 1999. At December 31, 1999, total liabilities to equity ratio was .30 to 1 compared to .31 to 1 at September 30, 1999. As of December 31, 1999, total liabilities were greater by $89,000 than on September 30, 1999 .

       In June 1999, the Company renewed its working capital line of credit of $750,000. The line of credit expires on June 8, 2000 and interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. There were no borrowings under the working capital or equipment lines of credit as of December 31, 1999 or September 30, 1999. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

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

The Company believes that all employees who deal with the Company's computer assets, and all levels of the Company's management appreciate the importance of Year 2000 readiness, and understand that achieving such readiness is primarily a business problem, not merely a technology problem. The Company has also communicated directly with its vendors of goods and services in an attempt to assure that its key vendors are aware of the importance the Company places on Year 2000 readiness.

The Company began its assessment of its internal computer systems in 1997. Computers and applications were identified, assessed and ranked for critical importance to the operations of the Company. Since then, the Company has modified and tested such applications and replaced the one system that was not Year 2000 compliant. The Company has addressed all computer systems that are critical to its operations as of September 1999.

The Company has completed its assessment of the potential for Year 2000 problems with embedded microprocessors in its equipment, and has remedied all non-compliant equipment as of September 1999.

The Company has mailed information concerning Year 2000 readiness to vendors of goods and services. The Company is not presently dependent upon any single source and supply for critical components or services for its products, and believes it can acquire such products from a number of suppliers. The Company had on-going discussions with all of its vendors of goods and services during 1999 to ensure the uninterrupted supply of such goods and services and to develop contingency plans in the event of the failure of any vendors to become and remain Year 2000 ready.

The total cost of completing all five phases of its Year 2000 plan did not exceed $50,000.

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


                                        MITEK SYSTEMS, INC.





Date:  February 11, 2000                /s/ John Thornton
                                        --------------------------------------
                                        John Thornton, Chairman, President and
                                        Chief Executive Officer