Form 10-Q
period 2000-03-31
MITEK SYSTEMS INC
filed 2000-05-11
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q



(Mark One)

[x]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934

       For the quarterly period ended March 31, 2000 or

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

     There were 11,067,221 shares outstanding of the registrant's Common Stock as of May 5, 2000.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                     MARCH 31,                       SEPTEMBER 30,
                                                                       2000                               1999
                                                                ----------------------------------------------------
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                                        $ 1,356,424                       $ 1,398,589
      Accounts receivable-net                                            6,275,859                         5,006,081
      Inventories-net                                                      121,381                            58,082
      Prepaid expenses and other assets                                    112,099                            69,232
                                                                -----------------------------------------------------
           Total current assets                                          7,865,763                         6,531,984

      PROPERTY AND EQUIPMENT-net                                           312,009                           281,571
      OTHER ASSETS                                                         688,599                           575,298

                                                                -----------------------------------------------------
TOTAL ASSETS                                                           $ 8,866,371                       $ 7,388,853
                                                                =====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                                   $ 825,782                         $ 738,195
      Accrued payroll and related taxes                                    519,446                           720,300
      Unearned maintenance income                                          213,777                           203,408
      Other accrued liabilities                                            113,440                            53,885
                                                                -----------------------------------------------------
           Total current liabilities                                     1,672,445                         1,715,788

      LONG-TERM LIABILITIES                                                 46,708                            51,040
                                                                -----------------------------------------------------
      Total liabilities                                                  1,719,153                         1,766,828

      COMMITMENTS AND CONTINGENCIES (Note 3)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 11,066,751 and
        10,438,854 issued and outstanding, respectively                     11,067                            10,439
      Additional paid-in capital                                         9,109,553                         8,507,613
      Accumulated deficit                                               (1,973,402)                       (2,896,027)
                                                                -----------------------------------------------------
           Total  stockholders' equity                                   7,147,218                         5,622,025

                                                                -----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 8,866,371                       $ 7,388,853
                                                                =====================================================



                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                               THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                                    MARCH 31,                              MARCH 31,
                                                           2000                   1999             2000                  1999
                                                     ----------------------------------------------------------------------------
NET SALES                                              $ 2,594,208           $ 2,070,509      $ 5,319,292            $ 4,280,986

COST OF SALES                                              332,724               329,468          713,709                752,121

                                                     ----------------------------------------------------------------------------
GROSS MARGIN                                             2,261,484             1,741,041        4,605,583              3,528,865


COSTS AND EXPENSES:
       Operations                                          289,775               142,754          507,924                268,799
       General and administrative                          457,506               390,246          894,649                896,815
       Research and development                            472,410               277,917          972,601                573,051
       Selling and marketing                               704,631               593,604        1,297,507              1,089,160
       Other charges
       Interest (income) - net                              (2,477)               (7,589)          (8,723)               (17,385)
                                                     ----------------------------------------------------------------------------
            Total costs and expenses                     1,921,845             1,396,932        3,663,958              2,810,440

                                                     ----------------------------------------------------------------------------
OPERATING INCOME                                           339,639               344,109          941,625                718,425

OTHER INCOME (EXPENSE) - NET                                     0                     0                0                      0

                                                     ----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                 339,639               344,109          941,625                718,425

PROVISION FOR INCOME TAXES                                   7,000                10,000           19,000                 10,000

                                                     ----------------------------------------------------------------------------
NET INCOME                                             $   332,639           $   334,109      $   922,625            $   708,425

EARNINGS PER SHARE - BASIC                             $      0.03           $      0.03      $      0.09            $      0.06
                                                     ============================================================================


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                              10,775,290            10,291,623       10,629,695             11,022,535
                                                     ============================================================================


EARNINGS PER SHARE - DILUTED                           $      0.03           $      0.03      $      0.08            $      0.06
                                                     ============================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                 11,562,309            10,575,733       11,474,672             11,188,712
                                                     ============================================================================



                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                                  SIX MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          2000                           1999
                                                                                  ----------------------------------------------
Net income                                                                           $   922,625                    $   708,425
       Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
            Depreciation and amortization                                                197,124                        159,885
            Loss on sale of property and equipment                                         1,010                          3,442
            Value of stock options granted to non-employee                                 2,670                          7,846
       Changes in assets and liabilities:
            Accounts and notes receivable                                             (1,269,778)                      (366,679)
            Inventories, prepaid expenses, and other assets                             (344,966)                        80,906
            Accounts payable, accrued payroll and related taxes,
              unearned maintenance income, and other accrued liabilities                 (47,675)                      (454,212)
                                                                                  ----------------------------------------------
       Net cash provided by (used in) operating activities                              (538,990)                       139,613

INVESTING ACTIVITIES
       Proceeds from note receivable                                                           0                         56,478
       Purchases of property and equipment                                              (103,073)                       (93,044)
                                                                                  ----------------------------------------------
       Net cash used in investing activities                                            (103,073)                       (36,566)

FINANCING ACTIVITIES
       Repurchase of common stock                                                              0                        (14,150)
       Proceeds from exercise of stock options and warrants                              599,998                         20,726
                                                                                  ----------------------------------------------
       Net cash provided by financing activities                                         599,998                          6,576

                                                                                  ----------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                          (42,065)                       109,623

CASH AT BEGINNING OF PERIOD                                                            1,398,589                      1,740,760

                                                                                  ----------------------------------------------
CASH AT END OF PERIOD                                                                $ 1,356,524                    $ 1,850,383
                                                                                  ==============================================


Supplemental Disclosure of Cash Flow Information
   Cash paid for income taxes                                                        $    70,802                    $         -



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

       Results for the three months ended March 31, 2000 and September 30, 1999 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.     Inventories

       Inventories are summarized as follows:

                                  March 31, 2000          September 30, 1999
                                  ---------------         ------------------

Raw materials                       $ 29,622                    $29,703
Work in process                            0                          0
Finished goods                        91,759                     28,379
                                    --------                    -------
Total                               $121,381                    $58,082
                                    =========                   =======


       Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $47,504 and $144,638 reserve for inventory obsolescence for the respective periods.

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

       The Company believes that its results for the second quarter of fiscal 2000 ended March 31, 2000 are a result of the successful implementation of that growth strategy. In the three months ending March 31, 2000, revenues were $2,594,000, an increase of $523,000 or 25% over the $2,071,000 revenues in the same period last year. Gross margin for the quarter ended March 31, 2000 was $2,262,000, an increase of $521,000 or 30% over the $1,741,000 gross margin in the same period last year. The Company earned net income of $333,000 or $0.03 per share for the second quarter of fiscal 2000, compared with net income of $334,000 or $0.03 per share for the second quarter of fiscal 1999. In the six months ending March 31, 2000, revenues were $5,319,000, an increase of $1,038,000 or 24% over the $4,281,000 revenues in the same period last year. Gross margin for the six months ended March 31, 2000 was $4,605,000, an increase of $1,076,000 or 30% over the $3,529,000 gross margin in the same period last year. The Company earned net income of $923,000 or $0.09 per share for the six month period ending March 31, 2000, compared with net income of $708,000 or $0.06 per share for the same period last year.

       The Company continued to maintain its cash position in the second quarter of fiscal 2000. At March 31, 2000 the Company had $1,356,000 in cash and cash equivalents as compared to $1,399,000 on September 30, 1999. The Company retained its $750,000 revolving and $250,000 equipment lines of credit. There were no borrowings under the lines of credit as of March 31, 2000 or September 30, 1999.

       During the second quarter of fiscal 2000 Mitek announced the installation of its CheckQuest-TM- check imaging solution at Cuyamaca Bank in Santee, California and Two River Community Bank in Middletown, New Jersey. Both installations are expected to improve labor efficiencies and customer service.

       A new product strategy was also announced that will transition the Company into a provider of powerful, Internet-enabled image processing and recognition solutions that will support the new e-commerce needs of the Company's business partners and end-users. As businesses across all industries deploy more Internet-related solutions, in addition to traditional paper-based solutions, Mitek and its partners are enhancing product lines to support the unique requirements of business-to-business (B2B) software solutions. The

Company's revised market strategy, designed to complement and support these new products, is expected to drive a significant percentage of future revenues.

       The Company is satisfied with the level of growth in revenue and earnings in the second quarter of fiscal 2000 while maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the third quarter of fiscal 2000, with growth in most areas of the Company.


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2000 and 1999

       NET SALES. Net sales for the three-month period ended March 31, 2000 were$2,594,000, compared to $2,071,000 for the same period in 1999, an increase of $523,000, or 25%. Net sales for the sixth month period ended March 31, 2000 were $5,319,000, compared to $4,281,000 for the same period in 1999, an increase of $1,038,000 or 24%. The increase was primarily attributable to penetrating target markets and successfully executing the Company's growth plan.

       GROSS MARGIN. Gross margin for the three-month period ended March 31,2000 was $2,262,000, compared to $1,741,000 for the same period in 1999, an increase of $521,000 or 30%. Stated as a percentage of net sales, gross margin increased to 87% for the three-month period ended March 31, 2000 compared to 84% for the same period in 1999. Gross margin for the six-month period ended March 31, 2000 was $4,605,000, compared to $3,529,000 for the same period in 1999, an increase of $1,076,000 or 30%. Stated as a percentage of net sales, gross margins increased to 87% for the sixth month period ended March 31, 2000, compared to 82% for the same period in 1999. Goodwill and license amortization charged to cost of sales was $75,000 (3% of net sales) for the three months ended March 31, 2000 and $51,000 (2% of net sales) for the same period in 1999. Goodwill and license amortization charged to cost of sales was $125,000 (2% of net sales) for the six months ended March 31, 2000 and $101,000 (2% of net sales) for the same period in 1999. The increase in both gross margin and as a percentage of net sales resulted primarily from increased sales and product mix.

       OPERATIONS. Operations expenses for the three-month period ended March 31, 2000 were $290,000, compared to $143,000 for the same period in 1999, an increase of $147,000 or 103%. Stated as a percentage of net sales, operations expenses was 11% for the three-month period ended March 31, 2000, as compared with 7% for the same period in 1999. The increase in both expenses and percentage of net sales is primarily attributable to staff additions. Operations expenses for the six-month period ended March 31, 2000 were $508,000, compared to $269,000 for the same period in 1999, an increase of $239,000 or 89%. Stated as a percentage of net sales, operations expenses increased to 10% for the six-month period ended March 31, 2000, compared to 6% for the same period in 1999. The increase in expenses and as a percentage of net revenue is primarily attributable to staff additions.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three-month period ended March 31, 2000 were $457,000, compared to $390,000 for the same period in 1999, an increase of $67,000 or 17%. Stated as a percentage of net sales, general and administrative expenses decreased to 18% for the three month period ended March 31, 2000, compared to 19% for the same period in 1999. The increases in expenses for the three months were primarily attributable to costs associated with outside professional services, while the decrease in the percentage of net sales is primarily attributable to increased sales. General and administrative expenses for the six-month period ended March 31, 2000 were $894,000, compared to $897,000 for the same period in 1999, a decrease of $3,000 or .3%. Stated as a percentage of net sales, general and administrative expenses decreased to 17% for the six-month period ended March 31, 2000, compared to 21% for the same period in 1999. The decrease in expenses for the six months were primarily attributable to costs associated with outside professional services, while the decrease in the percentage of net sales is primarily attributable to increased sales.

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three-month period ended March 31, 2000 were $472,000, compared to $278,000 for the same period in 1999, an increase of $194,000 or 70%. The amounts for the three months ended March 31, 2000 and 1999 do not include $110,000 and $32,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $582,000 and $310,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in expenses is the result of engineering staff additions and the implementation of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold increased to 22% for the three-month period ended March 31, 2000, compared to 15% for the same period in 1999. The increase as a percentage of net sales for the three-month period is primarily attributable to the increase in absolute dollar expenditures. Research and development expenses for the six-month period ended March 31, 2000 were $973,000, compared to $573,000 for the same period in 1999, an increase of $400,000 or 70%. The amounts for the six months ended March 31, 2000 and 1999 do not include $110,000 and $56,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $1,083,000 and $629,000. The increase in expenses is the result of engineering staff additions and the implementation of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold increased to 20% for the six-month period ended March 31, 2000, compared to 15% for the same period in 1999. The increase as a percentage of net sales for the six-month period is primarily attributable to the increase in absolute dollar expenditures.

       SELLING AND MARKETING. Selling and marketing expenses for the three-month period ended March 31, 2000 were $705,000, compared to $594,000 for the same period in 1999, an increase of $111,000 or 19%. Stated as a percentage of net sales, selling and marketing expenses decreased to 27% from 29% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues. Selling and marketing expenses for the six-month period ended March 31, 2000 were $1,297,000, compared to $1,089,000 for the same period in 1999, an increase of $208,000 or 19%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% from 25% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues.

       INTEREST INCOME. Interest income for the three-month period ended March 31,2000 was $2,000, compared to interest income of $8,000 for the same period in 1999, a decrease of $6,000 or 75%. Interest income for the six-month period ended March 31, 2000 was $9,000, compared to interest income of $17,000 for the same period in 1999, a decrease of $8,000 or 47%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended March 31, 1999 and 1998. The decline in interest income reflects the use of invested funds.

LIQUIDITY AND CAPITAL

       The Company has financed its cash needs primarily from increased profits in the fourth quarter of fiscal 1999 and the first and second quarters of fiscal 2000, collection of accounts and notes receivable, and execution of operations within budget.

       Net cash used by operating activities during the year ended March 31, 2000 was $539,000. The primary use of cash from operating activities was an increase in accounts receivable of $1,270,000 and a decrease in accounts payable and accrued expenses of $48,000. The primary source of cash from operating activities was net income of $923,000 plus depreciation and amortization of $197,000. Higher receivables resulted primarily from increased sales.

       The Company's working capital and current ratio was $6,193,000 and 4.70 at March 31, 2000, and $4,816,000 and 3.81 at September 30, 1999. At March 31,
2000, total liabilities to equity ratio was .24 to 1 compared to .31 to 1 at September 30, 1999. As of March 31, 2000, total liabilities were less by $48,000 than on September 30, 1999.

       In June 1999, the Company renewed its working capital line of credit of $750,000. The line of credit expires on June 8, 2000 and interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. There were no borrowings under the working capital or equipment lines of credit as of March 31, 2000 or September 30, 1999. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

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


                                      MITEK SYSTEMS, INC.




Date:  May 12, 2000                   /s/ JOHN THORNTON
                                      --------------------------------------
                                      John Thornton, Chairman, President and
                                      Chief Executive Officer