Form 10-Q
period 2000-06-30
MITEK SYSTEMS INC
filed 2000-08-11
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q


(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 2000 or

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

     There were 11,103,525 shares outstanding of the registrant's Common Stock as of August 10, 2000.

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

       In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues including software revenue recognition. We will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. We have not completed the process of evaluating the impact that the adoption of SAB 101 will have on the Company's Financial position or results of operations.

       Results for the three and nine months ended June 30, 2000 and September 30, 1999 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.     Inventories

       Inventories are summarized as follows:

                                           JUNE 30, 2000          SEPTEMBER 30, 1999
                                           --------------         ------------------
             Raw materials                   $ 29,622                  $29,703
             Work in process                        0                        0
             Finished goods                   130,772                   28,379
                                           --------------         ------------------
             Total                           $160,394                  $58,082
                                           ==============         ==================

       Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $47,504 and $144,638 reserve for inventory obsolescence for the respective periods.

3.     Commitments and contingencies

       In the general course of business the Company, at various times, has been named in lawsuits. During fiscal 1998 the Company was involved in a number of legal proceedings. All of these legal matters outstanding from fiscal 1998 were resolved in the first month of fiscal year 1999, and the costs of these settlements were included in the fiscal year ended September 30, 1998 financial statements.

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

The Company believes that its results for the third quarter of fiscal 2000 are a continuation of the successful implementation of that growth strategy. In the three months ending June 30, 2000, revenues were $3,536,000, an increase of $1,107,000 or 46% over the $2,429,000 revenues in the same period last year. Gross margin for the quarter ended June 30, 2000 was $2,750,000, an increase of $651,000 or 31% over the $2,099,000 gross margin in the same period last year. The Company earned net income of $252,000 or $0.02 per share for the third quarter of fiscal 2000, compared with net income of $502,000 or $0.05 per share for the third quarter of fiscal 1999. In the nine months ending June 30, 2000, revenues were $8,855,000, an increase of $2,146,000 or 32% over the $6,709,000 revenues in the same period last year. Gross margin for the nine months ended June 30, 2000 was $7,355,000, an increase of $1,728,000 or 31% over the
$5,627,000 gross margin in the same period last year. The Company earned net income of $1,175,000 or $0.10 per diluted share for the nine month period ending June 30, 2000, compared with net income of $1,210,000 or $0.11 per diluted share for the same period last year.

The Company's cash position declined in the third quarter of fiscal 2000. At June 30, 2000 the Company had $.5 million in cash and cash equivalents as compared to $1.4 million on September 30, 1999. The Company renewed its $750,000 revolving and $250,000 equipment lines of credit. The Company was advised by its bank on August 9, 2000, that the revolving line of credit received approval to be increased to $2,500,000. There were no borrowings under the lines of credit as of June 30, 2000 or September 30, 1999.

During the third quarter of fiscal 2000, Mitek announced the release of version
2.7 of its QuickStrokes(R) intelligent character recognition engine. This latest version features high-speed neural networks that improves throughput speeds and increases accuracy rates. These improvements will allow faster and more accurate processing of a wider variety of documents. The Company announced the signing of original equipment manufacturer (OEM) agreements with J & B Software and Docubase for its Doctus(TM) product which is a data capture and forms processing system. Also announced were the licensing of its check processing application, CheckQuest(TM), to Rancho Bernardo Bank in San Diego, CA, Bank of Ellaville in Ellaville, GA, and Bank of Mulberry in Mulberry, Arkansas.

The Company announced approval from the Nasdaq Stock market for listing on its National Market System, effective May 9, 2000. Mitek stock previously traded on the Nasdaq SmallCap market.

The Company demonstrated an alpha version of its Internet data capture product, WEBrowz(TM), to potential customers and strategic partners at AIIM 2000 in New York City, April 10-12. WEBrowz(TM) was later awarded a Best of AIIM 2000 honor by Imaging & Document Solutions magazine.

Following the quarter end, Mitek announced a free 30-day license of its WEBrowz(TM) beta application. Users can download the software from the Company's new Web site at www.webrowz.com.

The Company is pleased it experienced a growth in revenue while continuing to show earnings in the third quarter of fiscal 2000 and maintaining a positive cash position with no borrowings against its lines of credit. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for a continued upward trend in the fourth quarter of fiscal 2000, with growth in most areas of the Company.


ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2000 and 1999

Net Sales. Net sales for the three-month period ended June 30, 2000 were $3,536,000, compared to $2,429,000 for the same period in 1999, an increase of $1,107,000, or 46%. Net sales for the nine-month period ended June 30, 2000 were $8,855,000, compared to $6,709,000 for the same period in 1999, an increase of $2,146,000 or 32%. The increase was primarily attributable to penetrating target markets and successfully executing the Company's growth plan.

Gross Margin. Gross margin for the three-month period ended June 30,2000 was $2,750,000, compared to $2,099,000 for the same period in 1999, an increase of $651,000 or 31%. Stated as a percentage of net sales, gross margin decreased to 78% for the three-month period ended June 30, 2000 compared to 86% for the same period in 1999. Gross margins for the nine-month period ended June 30, 2000 were $7,355,000, compared to $5,627,000 for the same period in 1999, an increase of $1,728,000 or 31%. Stated as a percentage of net sales, gross margins decreased to 83% for the nine-month period ended June 30, 2000, compared to 84% for the same period in 1999. Goodwill and license amortization charged to cost of sales were $75,000 (2% of net sales) for the three months ended June 30, 2000 and $51,000 (2% of net sales) for the same period in 1999. Goodwill and license amortization charged to cost of sales were $200,000 (2% of net sales) for the nine months ended June 30, 2000 and $152,000 (2% of net sales) for the same period in 1999. The increase in gross margin resulted primarily from increased sales and changes in product mix. The decrease in gross margin stated as a percentage of sales resulted primarily from product mix.


OPERATIONS. Operations expenses for the three-month period ended June 30, 2000 were $390,000, compared to $157,000 for the same period in 1999, an increase of $233,000 or 148%. Stated as a percentage of net sales, operations expenses increased to 11% for the three-month period ended June 30, 2000, as compared to 6% for the three-month period ended June 30, 1999. This increase in expense is primarily attributable to staff additions. Operations expenses for the nine-month period ended June 30, 2000 were $898,000, compared to $426,000 for the same period in 1999, an increase of $472,000 or 111%. Stated as a percentage of net sales, operations expenses increased to 10% for the nine-month period ended June 30, 2000, compared to 6% for the same period in 1999. This increase in expenses is primarily attributable to staff additions.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three-month period ended June 30, 2000 were $563,000, compared to $366,000 for the same period in 1999, an increase of $197,000 or 54%. Stated as a percentage of net sales, general and administrative expenses increased to 16% for the three month period ended June 30, 2000, compared to 15% for the same period in 1999. The increase in expenses for the three months were primarily attributable to costs associated with outside professional services, legal fees and costs associated with the Company's listing on the Nasdaq's National Market System. General and administrative expenses for the nine-month period ended June 30, 2000 were $1,458,000, compared to $1,263,000 for the same period in 1999, an increase of $195,000 or 15%. Stated as a percentage of net sales, general and administrative expenses decreased to 16% for the nine-month period ended June 30, 2000, compared to 19% for the same period in 1999. The increases in expenses for the nine months were primarily attributable to costs associated with outside professional services and legal fees, while the decrease in the percentage of net sales is primarily attributable to increased revenues.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three-month period ended June 30, 2000 were $704,000, compared to $385,000 for the same period in 1999, an increase of $319,000 or 83%. The increase in expenses is the result of engineering staff additions and the commencement of certain engineering projects. Stated as a percentage of net sales, research and development expenses increased to 20% for the three-month period ended June 30, 2000, compared to 16% for the same period in 1999. The increase as a percentage of net sales for the three-month period is primarily attributable to the increase in absolute dollar expenditures. Research and development expenses for the nine-month period ended June 30, 2000 were $1,677,000, compared to $958,000 for the same period in 1999, an increase of $719,000 or 75%. The amounts for the nine months ended June 30, 2000 and 1999 do not include $110,000 and $67,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $1,787,000 and $1,025,000 for the nine months ended June 30, 2000 and 1999, respectively. The increase in expenses is the result of engineering staff additions and the commencement of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold increased to 20% for the nine-month period ended June 30, 2000, compared to 15% for the same period in 1999. The increase as a percentage of net sales for the nine-month period is primarily attributable to the increase in absolute dollar expenditures.

SELLING AND MARKETING. Selling and marketing expenses for the three-month period ended June 30, 2000 were $860,000, compared to $697,000 for the same period in 1999, an increase of $163,000 or 23%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% from 29% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to increased revenues. Selling and marketing expenses for the nine-month period ended June 30, 2000 were $2,158,000, compared to $1,786,000 for the same period in 1999, an increase of $372,000 or 21%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% from 27% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the increase in revenues.

INTEREST INCOME. Interest income for the three-month period ended June 30,2000 was $22,000, compared to interest income of $9,000 for the same period in 1999, an increase of $13,000 or 144%. Interest income for the nine-month period ended June 30, 2000 was $30,000, compared to interest income of $26,000 for the same period in 1999, an increase of $4,000 or 15%. Interest income was generated from invested funds received from the secondary public offering in the quarter ended December 31, 1996, combined with no bank borrowings in the quarters ended June 30, 2000 and 1999. The increase in interest income reflects the earnings from invested funds.

LIQUIDITY AND CAPITAL

The Company has financed its cash needs primarily from increased profits in the fourth quarter of fiscal 1999 and the first, second and third quarters of fiscal 2000, collection of accounts and notes receivable, and execution of operations within budget.

Net cash used by operating activities during the nine months ended June 30, 2000 was $1,304,000. The primary use of cash from operating activities was an increase in accounts receivable of $3,448,000 and an increase in inventory, prepaid expenses and other assets of $442,000. The primary source of cash from operating activities was net income of $1,175,000, an increase in accounts payable, accrued payroll and other liabilities and unearned income of $1,067,000, and depreciation and amortization of $311,000.
Increased receivables resulted primarily from increased sales.

The Company's working capital and current ratio was $6,488,000 and 3.33 at June 30, 2000, and $4,816,000 and 3.81 at September 30, 1999. At June 30, 2000, total liabilities to equity ratio was .38 to 1 compared to .31 to 1 at September 30, 1999. As of June 30, 2000, total liabilities were greater by $1,067,000 than on September 30, 1999.

During the third quarter of 2000, the Company renewed its line of credit from its bank, in the amount of $750,000, which now expires on June 8, 2001. Interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. The Company was advised by its bank on August 9, 2000, that the revolving line of credit received approval to be increased to $2,500,000. There were no borrowings under the working capital or equipment lines of credit as of June 30, 2000 or September 30, 1999. The Company believes that together with existing cash, credit available under the credit lines, and cash generated from operations, funds will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

       a.     Exhibits:  None

       b.     Reports on Form 8-K: None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MITEK SYSTEMS, INC.




Date:  August 10, 2000         /s/ John Thornton
                               -------------------------------------------------
                               John Thornton, Chairman, President and
                               Chief Executive Officer