Form 10-Q/A
period 2000-06-30
MITEK SYSTEMS INC
filed 2000-09-08
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q
                                     AMENDED



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 2000 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number     0-15235
                       ---------------------------------------------------------

                               MITEK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      87-0418827
---------------------------------            -----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)

10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA                92131
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (858) 635-5900
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
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                 JUNE 30,                      SEPTEMBER 30,
                                                                   2000                             1999
                                                          -----------------------------------------------------
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                            $         492,328                 $       1,398,589
      Accounts receivable-net                                      8,454,377                         5,006,081
      Inventories-net                                                160,394                            58,082
      Prepaid expenses and other assets                              170,270                            69,232
                                                          -----------------------------------------------------
           Total current assets                                    9,277,369                         6,531,984

      PROPERTY AND EQUIPMENT-net                                     374,946                           281,571
      OTHER ASSETS                                                   613,662                           575,298

                                                          -----------------------------------------------------
TOTAL ASSETS                                               $      10,265,977                 $       7,388,853
                                                          =====================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                     $       1,305,525                 $         738,195
      Accrued payroll and related taxes                              767,577                           720,300
      Unearned income                                                337,670                           203,408
      Other accrued liabilities                                      378,676                            53,885
                                                          -----------------------------------------------------
           Total current liabilities                               2,789,448                         1,715,788

      LONG-TERM LIABILITIES                                           44,834                            51,040
                                                          -----------------------------------------------------
TOTAL LIABILITIES                                                  2,834,282                         1,766,828

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 10,314,138 and
       11,573,152 issued and outstanding, respectively                11,069                            10,439
      Additional paid-in capital                                   9,141,639                         8,507,613
      Accumulated deficit                                         (1,721,013)                       (2,896,027)
                                                          -----------------------------------------------------
           Total  stockholders' equity                             7,431,695                         5,622,025

                                                          -----------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      10,265,977                 $       7,388,853
                                                          =====================================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                                      JUNE 30,                                  JUNE 30,
                                                             2000                  1999                2000                 1999
                                                       ----------------------------------------------------------------------------
NET SALES                                               $   3,535,734          $  2,428,501       $  8,855,026        $  6,709,487

COST OF SALES                                                 786,473               329,836          1,500,182           1,081,956

                                                       ----------------------------------------------------------------------------
GROSS MARGIN                                                2,749,261             2,098,665          7,354,844           5,627,531


COSTS AND EXPENSES:
      Operations                                              390,487               157,195            898,410             425,995
      General and administrative                              563,255               366,315          1,457,905           1,263,130
      Research and development                                704,358               385,295          1,676,959             958,344
      Selling and marketing                                   860,400               696,813          2,157,907           1,785,974
                                                       ----------------------------------------------------------------------------
            Total costs and expenses                        2,518,500             1,605,618          6,191,181           4,433,443

                                                       ----------------------------------------------------------------------------
OPERATING INCOME                                              230,761               493,047          1,163,663           1,194,088

      Interest and other income - net                          21,627                 8,651             30,350              26,036


                                                       ----------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    252,388               501,698          1,194,013           1,220,124

PROVISION FOR INCOME TAXES                                          0                     0             19,000              10,000

                                                       ----------------------------------------------------------------------------
NET INCOME                                              $     252,388          $    501,698       $  1,175,013        $  1,210,124

EARNINGS PER SHARE - BASIC                              $        0.02          $       0.05       $       0.11        $       0.11
                                                       ============================================================================


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                 11,068,167            10,321,012         10,775,319          10,788,694
                                                       ============================================================================


EARNINGS  PER SHARE - DILUTED                           $        0.02          $       0.05       $       0.10        $       0.11
                                                       ============================================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                    11,599,150            10,747,063         11,212,848          11,033,560
                                                       ============================================================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                          NINE MONTHS ENDED
                                                                                                JUNE 30,
                                                                                2000                               1999
                                                                      ----------------------------------------------------------
Net income                                                               $        1,175,013                  $        1,210,124
      Adjustments to reconcile net income to net cash
      used in operating activities:
            Depreciation and amortization                                           311,397                             241,805
            Loss on sale of property and equipment                                    1,010                               3,907
            Value of stock options granted to non-employee                           31,115                               9,181
      Changes in assets and liabilities:
            Accounts receivable                                                  (3,448,296)                         (1,471,067)
            Inventories, prepaid expenses, and other assets                        (442,150)                            169,083
            Accounts payable, accrued payroll and related taxes,
              unearned income, and other accrued liabilities                      1,067,454                            (372,730)
                                                                      ----------------------------------------------------------
      Net cash used in operating activities                                      (1,304,457)                           (209,697)

INVESTING ACTIVITIES
      Proceeds from note receivable                                                       0                              56,478
      Purchases of property and equipment                                          (205,347)                           (165,704)
                                                                      ----------------------------------------------------------
      Net cash used in investing activities                                        (205,347)                           (109,226)

FINANCING ACTIVITIES
      Repurchase of common stock                                                          0                             (14,150)
      Proceeds from exercise of stock options and warrants                          603,543                              36,744
                                                                      ----------------------------------------------------------
      Net cash provided by financing activities                                     603,543                              22,594

                                                                      ----------------------------------------------------------
NET DECREASE IN CASH                                                               (906,261)                           (296,329)

CASH AT BEGINNING OF PERIOD                                                       1,398,589                           1,740,760

                                                                      ----------------------------------------------------------
CASH AT END OF PERIOD                                                    $          492,328                  $        1,444,431
                                                                      ==========================================================

Significant non-cash investing and financing activities:
      591,114 shares of unregistered common stock reacquired
            pursuant to settlement agreement - see Note 3                $                -                  $          369,446

      763,922 shares of unregistered common stock reacquired
            pursuant to revised cross investment and licensing
            agreements - see Note 4                                      $                -                  $          477,451

      Cash paid for income taxes                                         $           70,800                  $                -


                 See notes to consolidated financial statements

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MITEK SYSTEMS, INC.




Date:  September 7, 2000                  /s/ John Thornton
                                          --------------------------------------
                                          John Thornton, Chairman, President and
                                          Chief Executive Officer