Form 10-Q/A
period 2000-06-30
MITEK SYSTEMS INC
filed 2000-10-24
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-Q/A



(Mark One)

/x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended JUNE 30, 2000 or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Registrant's telephone number, including area code (858) 635-5900
                                                   ----------------------------

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

                                EXPLANATORY NOTE
The Company hereby amends Part 1 of its quarterly report on Form 10Q for the period ended June 30, 2000 to reflect the restatement of its financial statements as of June 30, 2000 and for the three-month and nine-month periods then ended.

                         PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                           JUNE 30,                        SEPTEMBER 30,
                                                                             2000                              1999
                                                                         AS RESTATED
                                                                          SEE NOTE 2
                                                                         ------------------------------------------------
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                                            $   492,328                        $ 1,398,589
      Accounts receivable-net                                                7,054,377                          5,006,081
      Inventories-net                                                          160,394                             58,082
      Prepaid expenses and other assets                                        170,270                             69,232
                                                                         ------------------------------------------------
           Total current assets                                              7,877,369                          6,531,984

      PROPERTY AND EQUIPMENT-net                                               374,946                            281,571
      OTHER ASSETS                                                             613,662                            575,298
                                                                         ------------------------------------------------
TOTAL ASSETS                                                               $ 8,865,977                        $ 7,388,853
                                                                         ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                                     $ 1,175,136                        $   738,195
      Accrued payroll and related taxes                                        675,197                            720,300
      Unearned income                                                          337,670                            203,408
      Other accrued liabilities                                                359,676                             53,885
                                                                         ------------------------------------------------
           Total current liabilities                                         2,547,679                          1,715,788

      LONG-TERM LIABILITIES                                                     44,834                             51,040
                                                                         ------------------------------------------------
TOTAL LIABILITIES                                                            2,592,513                          1,766,828

      COMMITMENTS AND CONTINGENCIES (Note 5)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 10,314,138 and
       11,573,152 issued and outstanding, respectively                          11,069                             10,439
      Additional paid-in capital                                             9,141,639                          8,507,613
      Accumulated deficit                                                   (2,879,244)                        (2,896,027)
                                                                         ------------------------------------------------
           Total  stockholders' equity                                       6,273,464                          5,622,025
                                                                         ------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 8,865,977                        $ 7,388,853
                                                                         ================================================

                See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                   2000                  1999             2000                  1999
                                                AS RESTATED                            AS RESTATED
                                                SEE NOTE 2                             SEE NOTE 2
                                              ------------------------------------------------------------------------------
NET SALES                                      $  2,135,734         $  2,428,501        $  7,455,026         $  6,709,487

COST OF SALES                                       656,084              329,836           1,369,793            1,081,956
                                              ------------------------------------------------------------------------------
GROSS MARGIN                                      1,479,650            2,098,665           6,085,233            5,627,531


COSTS AND EXPENSES:
      Operations                                    390,487              157,195             898,410              425,995
      General and administrative                    563,255              366,315           1,457,905            1,263,130
      Research and development                      704,358              385,295           1,676,959              958,344
      Selling and marketing                         768,020              696,813           2,065,527            1,785,974
                                              ------------------------------------------------------------------------------
            Total costs and expenses              2,426,120            1,605,618           6,098,801            4,433,443
                                              ------------------------------------------------------------------------------
OPERATING INCOME (LOSS)                            (946,470)             493,047             (13,568)           1,194,088

      Interest and other income - net                21,627                8,651              30,350               26,036
                                              ------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                  (924,843)             501,698              16,782            1,220,124

PROVISION FOR INCOME TAXES                          (19,000)                   0                   0               10,000
                                              ------------------------------------------------------------------------------
NET INCOME (LOSS)                              $   (905,843)        $    501,698        $     16,782         $  1,210,124
                                              ------------------------------------------------------------------------------
EARNINGS (LOSS) PER SHARE - BASIC              $      (0.08)        $       0.05        $       --           $       0.11
                                              ==============================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                       11,068,167           10,321,012          10,775,319           10,788,694
                                              ==============================================================================

EARNINGS (LOSS)  PER SHARE - DILUTED           $      (0.08)        $       0.05        $       --           $       0.11
                                              ==============================================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED          11,068,167           10,747,063          11,212,848           11,033,560
                                              ==============================================================================

                See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                               NINE MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                          2000                  1999
                                                                                       AS RESTATED
                                                                                        SEE NOTE 2
                                                                                      ------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $    16,782         $ 1,210,124
      Adjustments to reconcile net income to net cash
      used in operating activities:
            Depreciation and amortization                                                   311,397             241,805
            Loss on sale of property and equipment                                            1,010               3,907
            Value of stock options granted to non-employee                                   31,115               9,181
      Changes in assets and liabilities:
            Accounts receivable                                                          (2,048,296)         (1,471,067)
            Inventories, prepaid expenses, and other assets                                (442,150)            169,083
            Accounts payable, accrued payroll and related taxes,
              unearned income, and other accrued liabilities                                825,685            (372,730)
                                                                                     ------------------------------------
      Net cash used in operating activities                                              (1,304,457)           (209,697)

INVESTING ACTIVITIES
      Proceeds from note receivable                                                               0              56,478
      Purchases of property and equipment                                                  (205,347)           (165,704)
                                                                                     ------------------------------------
      Net cash used in investing activities                                                (205,347)           (109,226)

FINANCING ACTIVITIES
      Repurchase of common stock                                                                  0             (14,150)
      Proceeds from exercise of stock options and warrants                                  603,543              36,744
                                                                                     ------------------------------------
      Net cash provided by financing activities                                             603,543              22,594
                                                                                     ------------------------------------
NET DECREASE IN CASH                                                                       (906,261)           (296,329)

CASH AT BEGINNING OF PERIOD                                                               1,398,589           1,740,760
                                                                                    ------------------------------------
CASH AT END OF PERIOD                                                                   $   492,328         $ 1,444,431
                                                                                    ====================================
Significant non-cash investing and financing activities:
      591,114 shares of unregistered common stock reacquired
            pursuant to settlement agreement                                            $      --           $   369,446

      763,922 shares of unregistered common stock reacquired pursuant to revised cross investment and licensing
            agreements                                                                  $      --           $   477,451

      Cash paid for income taxes                                                        $    70,800         $      --

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

2.       Restatement of Financial Statements

         Subsequent to the issuance of its unaudited consolidated financial statements for the three-month and nine-month periods ended June 30, 2000, the Company determined that its revenues and operating results required revision.

         In the course of reviewing the Company's compliance with the American Institute of Certified Public Accountants' Statement of Position 97-2 ("SOP 97-2"), Software Revenue Recognition, the Company concluded that a particular contract recorded as a sale in the quarter ended June 30, 2000 did not meet the requirements in SOP 97-2 for revenue recognition. Accordingly, the Company has restated its financial statements as of June 30, 2000 and for the three-month and nine-month periods then ended. A summary of the significant effects of the restatement follows:

                                                                 AS PREVIOUSLY          AS
                                                                    REPORTED         RESTATED
                                                                    --------         --------
CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2000
Accounts Receivable-net                                            $8,454,377       $7,054,377
Accounts Payable                                                    1,305,525        1,175,136
Accrued Payroll and related taxes                                     767,577          675,197
Other accrued liabilities                                             378,078          359,876
Accumulated Deficit                                                (1,721,013)      (2,679,244)

                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                             JUNE 30, 2000                      JUNE 30, 2000
                                                             -------------                      -------------
                                                    AS PREVIOUSLY          AS          AS PREVIOUSLY          AS
                                                      REPORTED          RESTATED         REPORTED          RESTATED
                                                      --------          --------         --------          --------
CONSOLIDATED STATEMENT OF OPERATIONS
Revenue                                               $3,535,734        $2,135,734       $8,855,026        $7,455,026
Gross Margin                                           2,749,261         1,479,650        7,354,844         6,085,233
Selling and Marketing Expenses                           860,400           768,020        2,157,907         2,065,527
Provision for Income Taxes                                     0          (19,000)           19,000                 0
Net Income (Loss)                                        252,388         (924,843)        1,175,013            16,782
Net Income (Loss) per share:
    Basic                                                    .02             (.08)              .11               .00
    Diluted                                                  .02             (.08)              .10               .00


3.       Inventories

         Inventories are summarized as follows:

                                           JUNE 30, 2000          SEPTEMBER 30, 1999
                                           --------------         ------------------
Raw materials                                  $ 29,622                    $29,703
Work in process                                       0                          0
Finished goods                                  130,772                     28,379
                                                -------                     ------
Total                                          $160,394                    $58,082
                                               =========                   =======


         Inventories are recorded at the lower of cost (on the first-in, first-out basis) or market and are net of a $47,504 and $144,638 reserve for inventory obsolescence for the respective periods.

4.       Earnings Per Share

         The Company computes net income (loss) per share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities by including other common stock equivalents, including stock options, in the weighted average number of common shares outstanding for a period, if dilutive.

         The following table sets forth the reconciliation of the denominator of the earnings per share calculation for the three-month and nine-month periods ended June 30, 2000.

                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                    JUNE 30                            JUNE 30
                                                    -------                            -------
                                             2000             1999              2000              1999
                                             ----             ----              ----              ----
Shares used in computing basic
net income (loss) per share               11,068,167       10,321,012        10,775,319        10,788,694

Dilutive effect of stock options                   0          426,051           437,529           244,866
                                          ----------       ----------        ----------        ----------

Shares used in computing
diluted net income (loss) per share       11,068,167       10,747,063        11,212,848        11,033,560
                                          ==========       ==========        ==========        ==========


5.     Commitments and contingencies

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

As discussed in Note 2 to the financial statements, subsequent to the issuance of its financial statements for the three-month and nine-month periods ended June 30, 2000, management concluded that a contract recorded as a sale in the quarter ended June 30, 2000 did not meet the requirements for revenue recognition under generally accepted accounting principles. The terms of the contract were amended in the fourth fiscal quarter and the Company will recognize the revenue and related costs in its results of operations for the quarter ended September 30, 2000. The accompanying MD&A has been revised to reflect the effects of the restatement of the Company's interim financial statements for the three-month and nine-month periods ended June 30, 2000.

In the three months ending June 30, 2000, revenues were $2,136,000, a decrease of $293,000 or 12% over the $2,429,000 revenues in the same period last year. Gross margin for the quarter ended June 30, 2000 was $1,480,000, a decrease of $619,000 or 29% over the $2,099,000 gross margin in the same period last year. The Company suffered a net loss of $925,000 or $0.08 per share, basic and diluted, for the third quarter of fiscal 2000, compared with net income of $502,000 or $0.05 per share, basic and diluted, for the third quarter of fiscal 1999. In the nine months ending June 30, 2000, revenues were $7,455,000, an increase of $746,000 or 11% over the $6,709,000 revenues in the same period last year. Gross margin for the nine months ended June 30, 2000 was $6,085,000, an increase of $458,000 or 8% over the $5,627,000 gross margin in the same period last year. The Company earned net income of $17,000 or $0.00 per share, basic and diluted, for the nine month period ending June 30, 2000, compared with net income of $1,210,000 or $0.11 per share, basic and diluted, for the same period last year.

The Company's cash position declined in the third quarter of fiscal 2000. At June 30, 2000 the Company had $.5 million in cash and cash equivalents as compared to $1.4 million on September 30, 1999. The Company renewed its $750,000 revolving and $250,000 equipment lines of credit. The Company was advised by its bank on August 9, 2000, that its revolving line of credit has been increased to $2,500,000. There were no borrowings under the lines of credit as of June 30, 2000 or September 30, 1999.

During the third quarter of fiscal 2000, Mitek announced the release of version 2.7 of its QuickStrokes-Registered Trademark- intelligent character recognition engine. This latest version features high-speed neural networks that improves throughput speeds and increases accuracy rates. These improvements will allow faster and more accurate processing of a wider variety of documents. The Company announced the signing of original equipment manufacturer (OEM) agreements with J & B Software and Docubase for its Doctus-TM- product, a data capture and forms processing system. Also announced were the licensing of its check processing application, CheckQuest-TM-, to Rancho Bernardo Bank in San Diego, CA and Bank of Mulberry in Mulberry, Arkansas.

The Company announced approval from the Nasdaq Stock market for listing on its National Market System, effective May 9, 2000. Mitek stock previously traded on the Nasdaq SmallCap market.

The Company demonstrated an alpha version of its Internet data capture product, WEBrowz-TM-, to potential customers and strategic partners at AIIM 2000 in New York City, April 10-12. WEBrowz-TM- was later awarded a Best of AIIM 2000 honor by Imaging & Document Solutions magazine.

Following the quarter end, Mitek announced a free 30-day license of its WEBrowz-TM- beta application. Users can download the software from the Company's new Web site at www.webrowz.com.

The Company, while disappointed by the decline in revenue and earnings and its operating loss in the third quarter of fiscal 2000, will continue to implement its growth strategy. The Company believes it is poised for growth, and its positive cash position and increased line of credit will in assist in financing such growth. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2000 and 1999

NET SALES. Net sales for the three-month period ended June 30, 2000 were $2,136,000, compared to $2,429,000 for the same period in 1999, a decrease of $293,000, or 12%. Net sales for the nine-month period ended June 30, 2000 were $7,455,000, compared to $6,709,000 for the same period in 1999, an increase of $746,000 or 32%. The decrease for the quarter ended June 30, 2000 reflects slower than anticipated market penetration for the Company's products. The increase for the nine-month period ended June 30, 2000 was primarily attributable to an overall success in penetrating target markets and executing the Company's growth plan.

GROSS MARGIN. Gross margin for the three-month period ended June 30,2000 was $1,480,000, compared to $2,099,000 for the same period in 1999, a decrease of $619,000 or 29%. Stated as a percentage of net sales, gross margin decreased to 69% for the three-month period ended June 30, 2000 compared to 86% for the same period in 1999. Gross margins for the nine-month period ended June 30, 2000 were $6,085,000, compared to $5,627,000 for the same period in 1999, an increase of $458,000 or 8%. Stated as a percentage of net sales, gross margins decreased to 82% for the nine-month period ended June 30, 2000, compared to 84% for the same period in 1999. Goodwill and license amortization charged to cost of sales were $75,000 (3% of net sales) for the three months ended June 30, 2000 and $51,000 (2% of net sales) for the same period in 1999. Goodwill and license amortization charged to cost of sales were $200,000 (3% of net sales) for the nine months ended June 30, 2000 and $152,000 (2% of net sales) for the same period in 1999. The decrease in gross margin for the three-month period ended June 30, 2000 resulted primarily from decreased sales, while the increase in gross margin for the nine-month period ended June 30, 2000 resulted primarily from increased sales and changes in product mix in prior fiscal quarters. The decrease in gross margin stated as a percentage of sales resulted primarily from product mix.

OPERATIONS. Operations expenses for the three-month period ended June 30, 2000 were $390,000, compared to $157,000 for the same period in 1999, an increase of $233,000 or 148%. Stated as a percentage of net sales, operations expenses increased to 18% for the three-month period ended June 30, 2000, as compared to 6% for the three-month period ended June 30, 1999. Operations expenses for the nine-month period ended June 30, 2000 were $898,000, compared to $426,000 for the same period in 1999, an increase of $472,000 or 111%. Stated as a percentage of net sales, operations expenses increased to 12% for the nine-month period ended June 30, 2000, compared to 6% for the same period in 1999. This increase in both periods is primarily attributable to staff additions.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three-month period ended June 30, 2000 were $563,000, compared to $366,000 for the same period in 1999, an increase of $197,000 or 54%. Stated as a percentage of net sales, general and administrative expenses increased to 26% for the three month period ended June 30, 2000, compared to 15% for the same period in 1999. The increase in expenses for the three months were primarily attributable to costs associated with outside professional services, legal fees and costs associated with the Company's listing on the Nasdaq's National Market System. The increase as a percentage of sales is primarily due to the decrease in revenues. General and administrative expenses for the nine-month period ended June 30, 2000 were $1,458,000, compared to $1,263,000 for the same period in 1999, an increase of $195,000 or 15%. Stated as a percentage of net sales, general and administrative expenses increased to 20% for the nine-month period ended June 30, 2000, compared to 19% for the same period in 1999. The increases in expenses for the nine months were primarily attributable to costs associated with outside professional services and legal fees. The increase as a percentage of net sales is also primarily attributable to the increase in absolute dollar expenditures.

RESEARCH AND DEVELOPMENT. Research and development expenses for the three-month period ended June 30, 2000 were $704,000, compared to $385,000 for the same period in 1999, an increase of $319,000 or 83%. The increase in expenses is the result of engineering staff additions and the commencement of certain engineering projects. Stated as a percentage of net sales, research and development expenses increased to 33% for the three-month period ended June 30, 2000, compared to 16% for the same period in 1999. The increase as a percentage of net sales for the three-month period is primarily attributable to the increase in absolute dollar expenditures and the decline of revenues for the quarter. Research and development expenses for the nine-month period ended June 30, 2000 were $1,677,000, compared to $958,000 for the same period in 1999, an increase of $719,000 or 75%. The amounts for the nine months ended June 30, 2000 and 1999 do not include $110,000 and $67,000, respectively, that was spent on research and development related contract development and charged to cost of sales. Research and development expenses before charges to cost of sales were $1,787,000 and $1,025,000 for the nine months ended June 30, 2000 and 1999, respectively. The increase in expenses is the result of engineering staff additions and the commencement of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold increased to 24% for the nine-month period ended June 30, 2000, compared to 15% for the same period in 1999. The increase as a percentage of net sales for the nine-month period is primarily attributable to the increase in absolute dollar expenditures.

SELLING AND MARKETING. Selling and marketing expenses for the three-month period ended June 30, 2000 were $768,000, compared to $697,000 for the same period in 1999, an increase of $71,000 or 10%. Stated as a percentage of net sales, selling and marketing expenses increased to 36% from 29% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The increase as a percentage of net sales is attributable to absolute dollar expenditures and decreased revenues. Selling and marketing expenses for the nine-month period ended June 30, 2000 were $2,066,000, compared to $1,786,000 for the same period in 1999, an increase of $280,000 or 16%. Stated as a percentage of net sales, selling and marketing expenses increased to 28% from 27% for the same period in 1999. The increase in expenses is primarily attributable to the addition of personnel and increased marketing efforts on certain products. The increase as a percentage of net sales is primarily attributable to the increase in revenues. . The increase as a percentage of net sales is primarily attributable to absolute dollar expenditures.

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


LIQUIDITY AND CAPITAL

The Company has financed its fiscal year 2000 cash needs primarily from cash on hand at December 31, 1999, and exercise of stock options and warrants.

Net cash used by operating activities during the nine months ended June 30, 2000 was $1,304,000. The primary use of cash from operating activities was an increase in accounts receivable of $2,048,000 and an increase in inventory, prepaid expenses and other assets of $442,000. The primary source of cash from operating activities was net income of $17,000, an increase in accounts payable, accrued payroll and other liabilities and unearned income of $825,000, and depreciation and amortization of $311,000. Increased receivables resulted from increased sales and from the Company's decision to offer extended terms to certain key customers.

The Company's working capital and current ratio was $5,330,000 and 3.09 at June 30, 2000, and $4,816,000 and 3.81 at September 30, 1999. At June 30, 2000, total liabilities to equity ratio was .41 to 1 compared to .31 to 1 at September 30, 1999. As of June 30, 2000, total liabilities were greater by $826,000 than on September 30, 1999.

During the third quarter of 2000, the Company renewed its line of credit from its bank, in the amount of $750,000, which now expires on June 8, 2001. Interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. The Company was advised by its bank on August 9, 2000, that its revolving line of credit has been increased to $2,500,000. There were no borrowings under the working capital or equipment lines of credit as of June 30, 2000 or September 30, 1999. The Company believes that existing cash, credit available under the credit lines, and cash generated from operations, will be sufficient to finance its operations for the next twelve months. All cash in excess of working capital requirements will be kept in short term, investment grade securities.

PART II - OTHER INFORMATION

Item   6.     Exhibits and Reports on Form 8-K

       a.     Exhibits:  None

       b.     Reports on Form 8-K: None

SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MITEK SYSTEMS, INC.




Date:  October 18, 2000            /s/ John Thornton
                                   --------------------------------------
                                   John Thornton, Chairman, President and
                                   Chief Executive Officer