Form 10-K405
period 2000-09-30
MITEK SYSTEMS INC
filed 2000-12-29
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
(x)                 Annual Report Pursuant to Section 13 or 15(d) of
                        the Securities Exchange Act of 1934

                     For the fiscal year ended September 30, 2000
                                       or
( )                Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

                                 (858)635-5900
               Registrant's telephone number, including area code

                                      NONE
           Securities registered pursuant to Section 12(b) of the Act

                     COMMON STOCK, PAR VALUE $.001 PER SHARE
           Securities registered pursuant to Section 12(g) of the Act


         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

         The aggregate market value of voting stock held by non-affiliates of the registrant was $5,642,791 as of December 1, 2000 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 11,119,843 shares outstanding of the registrant's Common Stock as of December 1, 2000.

         Documents incorporated by reference in this report: Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 2000. Part III incorporates certain information by reference from the Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                 SEC FORM 10 K
                      FY 00 - PART I - GENERAL INFORMATION

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

AUTOMATED DOCUMENT PROCESSING

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

         The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes(R) API, and a licensed ICR software engine CheckScript(TM) (a trademark of Parascript LLC). QuickStrokes(R) API and CheckScript(TM) are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and IBM, and to systems integrators such as Computer Sciences Corporation. Major end users include Chevron, GTE, CitiBank, NYNEX, Fleet Bank, Chase Manhattan and British Telecom. QuickStrokes(R) API can process many foreign character sets.

         The CheckScript(TM) product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company's proprietary QuickStrokes(R) API Courtesy Amount Recognition (CAR) technology. This product provides an extremely high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

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

         CheckQuest(R) is Mitek's affordable, image-enabled check and item processing solution. It is specifically designed for low- to medium-volume check image processing applications, such as Proof of Deposit, Retail/Wholesale Lock Box, and Remittance Processing. These applications are typically found in community banks, credit unions, utilities and other businesses where processing checks quickly and accurately is critical. CheckQuest(R) offers many traditional item processing functions found in high-volume, high-priced systems, at a significantly lower cost. By utilizing powerful PC desktop computers, new image item processors designed specifically for lower-volume applications, and the latest advancements in software development, Mitek is able to offer CheckQuest(R) solutions at an affordable price.

         QuickFX(R) is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX(R) reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.


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

         The Company's research and development organization included twenty-one software engineers at September 30, 2000, including six with advanced degrees. In the fiscal year ended September 30, 2000, the Company spent approximately $2,253,000 on research and development and spent approximately $1,409,000 and $1,343,000 on research and development in each of the fiscal years 1999 and 1998. The 2000, 1999, and 1998 figures do not include $110,000, $98,000, and
$878,000 respectively, that was spent in research and development related to contract development and was charged to cost of sales.

          The Company balances its engineering resources between development of ICR technology and applications development. Of the sixteen software engineers, approximately five are involved in ICR research and development of the QuickStrokes(R) API recognition engine. The remaining staff is involved in applications development, including the Doctus(TM), QuickFX(R), and CheckQuest(R) products, and customer services and support.

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

SALES AND MARKETING

         The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high-performance, large volume applications. The Company currently maintains sales offices in California and Virginia. In addition, the Company sells and supports its products through foreign resellers in Germany, France, Italy, the United Kingdom and Australia. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

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

         The ability to support international markets has materially assisted the Company in its international sales effort. International sales accounted for approximately 15%, 22%, and 23% of the Company's net sales for the fiscal periods ended September 30, 2000, 1999, and 1998, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in the past twelve months were made in nineteen countries including Australia, Argentina, Brazil, Canada, Denmark, United Kingdom, France, Finland, Germany, Italy, Japan, Mexico, Netherlands, Norway, Portugal, Spain and Sweden. The Company sells its products in United States currency only. The Company relied on a significant portion of its revenues from three customers in fiscal period 2000, and one customer in fiscal 1999, and 1998, respectively. Sales from these customers aggregated 52%, 10%, and 33% of net sales for the fiscal periods 2000, 1999, and 1998, respectively.

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

         The Company's QuickStrokes(R) API product and licensed CheckScript(TM) product compete, to various degrees, with products produced by a number of substantial competitors such as OCE Document Technologies, GmbH. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes(R) API and CheckScript(TM) competitors have existed longer and have far greater financial resources and industry connections than the Company.

         The Company's Doctus(TM) product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, RRI, and Cardiff Software, Inc. In addition, Doctus(TM) faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus(TM) is based on the Company's proprietary QuickStrokes(R) API engine, its competitive advantages reflect the advantages of the QuickStrokes(R) engine. The Company believes its Doctus(TM) software provides the highest levels of automation in the industry. The Company's document understanding software does not require extensive rules written by a programmer based on a large set of training documents. The software automatically "learns" how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus(TM) to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

         Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

         As of September 30, 2000, the Company employed a total of 50 full-time and 4 part-time persons plus 1 full-time temporary employee, consisting of 12 in marketing, sales and support, 21 in research and development, 16 in operations, and 6 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good

ITEM 2.  PROPERTIES

         The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 26,878 square feet of leased office building space in San Diego, California, of which the Company subleases to a third party approximately 9,000 square feet. The lease and sublease on these facilities expires June 30, 2002. During the fiscal year the Company subleased 5,397 square feet of additional space adjacent to its primary location. This sublease expires June 30, 2001. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         Mitek Systems, Inc. (the "Company"), William Boersing, John M. Thornton, Dennis A. Brittain, Noel Flynn, and James De Bello have been sued in five lawsuits, identified below, filed in October and November 2000. The same or similar allegations are made in all five lawsuits. The plaintiffs in the lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934, violations of Section 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 of the Securities Exchange Commission. The plaintiffs allege that on September 29, 2000, the Company announced it would restate third quarter 2000 financial statements as a result of accounting misstatements, and the restatement will involve removal of $1.4 million in revenue from the third quarter results. Three of the lawsuits allege damages on behalf of the named plaintiffs and a class of persons who purchased shares of the Company between July 18, 2000 and September 29, 2000. Two of the lawsuits allege damages on behalf of the named plaintiffs and a class of persons who purchased shares of the Company between December 27, 1999 and September 29, 2000. The Company has not yet filed a responsive pleading in the lawsuits and anticipates that the five lawsuits will be consolidated. The Company has hired the law firm of Luce, Forward, Hamilton & Scripps LLP to defend the lawsuits. The Company denies any wrongdoing and intends to vigorously defend the lawsuits.

         The lawsuits are as follows:

     1. JERRY KRAUSS AND ALEX KATSNELSON, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V. MITEK SYSTEMS, INC., WILLIAM BOERSING AND JOHN M. THORNTON. United States District Court for the Southern District of California, Case No. 00CV2028-J (LAB);

     2. JOHN KULLE, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. MITEK SYSTEMS, INC., WILLIAM BOERSING AND JOHN M. THORNTON, United States District Court for the Southern District of California, Case No. 00CV2074-W (LSP);

     3. R.D. PRICE, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. MITEK SYSTEMS, INC., WILLIAM BOERSING AND JOHN M. THORNTON, United States District Court for the Southern District of California, Case No. 00CV2203-IEG (AIB);

     4.   JERRY JACOBS, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED
          V. MITEK SYSTEMS, INC. WILLIAM BOERSING, DENNIS A. BRITTAIN, NOEL FLYNN, JAMES DEBELLO, AND JOHN M. THORNTON, United States District Court for the Southern District of California, Case No. 00CV2262-BTM
          (JFS); and

     5. GLORIA LANE, ON BEHALF OF HERSELF AND ALL OTHERS SIMILARLY SITUATED V. MITEK SYSTEMS, INC., WILLIAM BOERSING AND JOHN M. THORNTON, AND DENNIS
          A. BRITTAIN, United States District Court for the Southern District of California, Case No. 00CV2333-IEG (JFS).

         The Company is also a defendant in the case entitled DMS, Inc., d/b/a Document Management & Support v. Mitek Systems, Inc., United District Court, for the Middle District of Florida, Tampa Division, Case No. 8:00-VC-1207-T-27E. The plaintiff seeks damages against the Company on a number of theories. The Company has retained the Tampa, Florida law firm, Carlton Fields, and intends to vigorously defend the lawsuit. The Company denies any wrong doing.

         During fiscal 1998, the Company was involved in a number of legal proceedings. All of these proceedings were resolved in fiscal year 1999, and the costs of these settlements are included in the September 30, 1999 and September 30, 1998 financials.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

         There were no matters submitted to security holders during the fourth quarter ended September 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         Market for Registrant's common equity and related stockholder matters is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the years in the five-year period ended September 30, 2000 is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2000.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data and the Independent Auditor's Report are incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2000.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIALDISCLOSURE.

         None.


                                            PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2001, under the heading "ELECTION OF DIRECTORS".

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2001, under the heading "EXECUTIVE COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2001, under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.

         None.

                                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
         REPORTS ON FORM 8-K

   (a)(1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 2000:

                          Independent Auditors' Report

                          Consolidated Balance Sheets -
                                For the Years Ended
                                September 30, 2000 and 1999

                          Consolidated Statements of Operations -
                                For the Years Ended
                                September 30, 2000, 1999, and 1998

                          Consolidated Statements of Changes in
                          Stockholders' Equity -
                                For the Years Ended
                                September 30, 2000, 1999, and 1998

                          Consolidated Statements of Cash Flows -
                                For the Years Ended
                                September 30, 2000, 1999, and 1998

                          Notes to Financial Statements -
                                For the years Ended
                                September 30, 2000, 1999, and 1998

                   With the exception of the financial statements listed above and the information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 2000, is not to be deemed to be filed as part of this report.

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

         3.2               Bylaws of Mitek Systems, Inc. as
                                    Amended and Restated. (1)

        10.1               1986 Stock Option Plan (2)

        10.2               1988 Non Qualified Stock Option Plan (2)

        10.3               1996 Stock Option Plan (3)

        10.4               1999 Stock Option Plan (4)

        10.5               401(k) Plan (2)



         13.      Annual Report to Stockholders for the year ended
                     September 30,2000.

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

(3)      Incorporated by reference to the exhibits to the Company's Registration
         Statement on Form 10-K for the fiscal year ended September 30, 1999

(4)      Incorporated by reference to the exhibits to the Company's
         Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 2000:

                  None



SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: December 27, 2000                    MITEK SYSTEMS, INC.



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


/s/ John M. Thornton                                          December 27, 2000
John M. Thornton,
Chairman of the Board
President, Chief Executive Officer
 and Chief Financial Officer



/s/ Gerald I. Farmer                                          December 27, 2000
Gerald I. Farmer, Director



/s/ Daniel E. Steimle                                         December 27, 2000
Daniel E. Steimle, Director



/s/ Sally B. Thornton                                         December 27, 2000
Sally B. Thornton, Director


/s/ James B. DeBello                                          December 27, 2000
James B. DeBello, Director

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

         3.2      Bylaws of Mitek Systems, Inc. as Amended and Restated. (1)

         10.1     1986 Stock Option Plan (2)

         10.2     1988 Non Qualified Stock Option Plan (2)

         10.3     1996 Stock Option Plan (3)

         10.4     1999 Stock Option Plan (4)

         10.5     401(k) Plan (2)

         13.      Annual Report to Stockholders for the year ended September 30,
                  2000.

         21.      Subsidiaries of the Registrant

         23.      Independent Auditors' Consent

         27.      Financial Data Schedule


(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10K for the fiscal year ended September 30, 1988

(2) (2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

(3) Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 1999

(4) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999