Form 10-Q
period 2000-12-31
MITEK SYSTEMS INC
filed 2001-02-20
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended December 31, 2000 or
                                      -----------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                               MITEK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                       87-0418827
-----------------------------------            ---------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

   10070 CARROLL CANYON ROAD, SAN DIEGO, CALIFORNIA            92131
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

     There were 11,119,843 shares outstanding of the registrant's Common Stock as of January 31, 2001.

                          PART 1: FINANCIAL INFORMATION
                               MITEK SYSTEMS, INC
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED


                                                                      DECEMBER 31,                SEPTEMBER 30,
                                                                          2000                        2000
ASSETS
      CURRENT ASSETS:
      Cash and cash equivalents                                       $    104,337                 $    537,113
      Accounts receivable-net                                            6,896,355                    6,134,218
      Inventories-net                                                      117,911                      125,614
      Prepaid expenses and other assets                                     65,387                       76,020
                                                              --------------------------------------------------
           Total current assets                                          7,183,990                    6,872,965

      PROPERTY AND EQUIPMENT-net                                           305,729                      346,087
      OTHER ASSETS                                                         548,473                      554,906

                                                              --------------------------------------------------
TOTAL ASSETS                                                          $  8,038,192                 $  7,773,958
                                                              ==================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                                $  1,223,398                 $  1,272,449
      Accrued payroll and related taxes                                    534,574                      483,063
      Unearned income                                                      316,753                      368,640
      Borrowings under line of credit                                      960,771                      512,882
      Other accrued liabilities                                            253,536                      206,260
                                                              --------------------------------------------------
           Total current liabilities                                     3,289,032                    2,843,294

      LONG-TERM LIABILITIES                                                 37,306                       41,103
                                                              --------------------------------------------------
TOTAL LIABILITIES                                                        3,326,338                    2,884,397

      COMMITMENTS AND CONTINGENCIES (Note 3)

      STOCKHOLDERS' EQUITY

      Common stock - $.001 par value; 20,000,000
        shares authorized, 11,119,843
        issued and outstanding                                              11,120                       11,120
      Additional paid-in capital                                         9,203,286                    9,208,083
      Accumulated deficit                                               (4,502,552)                  (4,329,642)
                                                              --------------------------------------------------
           Total  stockholders' equity                                   4,711,854                    4,889,561

                                                              --------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  8,038,192                 $  7,773,958
                                                              ==================================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                                               THREE MONTHS ENDED
                                                                                   DECEMBER 31,
                                                                         2000                      1999
                                                                   ----------------------------------------
NET SALES                                                          $   2,049,515             $   2,725,084

COST OF SALES                                                            488,241                   380,985

                                                                   ----------------------------------------
GROSS MARGIN                                                           1,561,274                 2,344,099


COSTS AND EXPENSES:
      Operations                                                         326,499                   218,149
      General and administrative                                         416,480                   437,143
      Research and development                                           502,992                   500,191
      Selling and marketing                                              466,463                   592,876
                                                                   ----------------------------------------
            Total costs and expenses                                   1,712,434                 1,748,359

                                                                   ----------------------------------------
OPERATING INCOME (LOSS)                                                 (151,160)                  595,740

      Interest and other income (expense) - net                          (21,750)                    6,246


                                                                   ----------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                       (172,910)                  601,986

PROVISION FOR INCOME TAXES                                                     0                    12,000

                                                                   ----------------------------------------
NET INCOME (LOSS)                                                  $    (172,910)            $     589,986

NET INCOME (LOSS) PER SHARE - BASIC                                $       (0.02)            $        0.06
                                                                   ========================================


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                                            11,119,843                10,485,684
                                                                   ========================================


NET INCOME (LOSS) PER SHARE - DILUTED                              $       (0.02)            $        0.05
                                                                   ========================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                               11,119,843                11,295,038
                                                                   ========================================


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                          THREE MONTHS ENDED
                                                                                              DECEMBER 31,
                                                                                       2000                   1999
                                                                                  -------------------------------------
OPERATING ACTIVITIES
Net income                                                                        $   (172,910)          $     589,986
      Adjustments to reconcile net income to net cash
      used in operating activities:
            Depreciation and amortization                                              130,049                  84,958
            Provision for bad debts                                                     45,000                  60,000
            Value of stock options granted to non-employee                              (4,797)                  1,335
      Changes in assets and liabilities:
            Accounts receivable                                                       (807,137)             (1,102,774)
            Inventories, prepaid expenses, and other assets                            (64,921)               (178,662)
            Accounts payable                                                           (46,162)                (62,590)
            Accrued payroll and related taxes                                           51,511                (203,397)
            Unearned maintenance income                                                (51,887)                192,861
            Other accrued liabilities                                                   43,478                 162,385
                                                                                  -------------------------------------
      Net cash used in operating activities                                           (877,776)               (455,898)

INVESTING ACTIVITIES
      Purchases of property and equipment                                                    0                 (44,170)
                                                                                  -------------------------------------
      Net cash used in investing activities                                                  0                 (44,170)

FINANCING ACTIVITIES
      Proceeds from borrowings                                                         795,000                       0
      Repayment of notes payable                                                      (350,000)                      0
      Proceeds from exercise of stock options and warrants                                   0                  50,826
                                                                                  -------------------------------------
      Net cash provided by financing activities                                        445,000                  50,826

                                                                                  -------------------------------------
NET DECREASE IN CASH                                                                  (432,776)               (449,242)

CASH AT BEGINNING OF PERIOD                                                            537,113               1,398,589

                                                                                  -------------------------------------
CASH AT END OF PERIOD                                                             $    104,337           $     949,347
                                                                                  =====================================

Supplemental Disclosure of Cash Flow Information
      Cash paid for income taxes                                                                         $      70,000


                 See notes to consolidated financial statements

                               MITEK SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS



1.     Basis of Presentation

       The accompanying unaudited consolidated financial statements of Mitek Systems, Inc., (the "Company"), have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

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

       Results for the three months ended December 31, 2000 and 1999 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

       Certain prior years' balances have been reclassified to conform to the 2001 presentation.

2.     Inventories

       Inventories are summarized as follows:


                                                            December 31, 2000         September 30, 2000
                                                            -----------------         ------------------
                    Raw materials                                  $    2,628                $    2,628
                    Finished goods                                    115,283                   122,986
                                                                   ----------                ----------
                    Total                                          $  117,911                $  125,614
                                                                   ==========                ----------


3.     Commitments and contingencies

       In the normal course of business, the Company, at various times, has been named in lawsuits. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended September 30, 2000. The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. An adverse outcome of these cases could, however, result in a material adverse effect on the Company's financial position and results of operations.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION

       In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (X) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi)an adverse outcome of the five class action lawsuits pending against the Company; (xii) higher than anticipated labor costs; (xiii) adverse publicity or news coverage regarding the Company; (xiv) inability to successfully carry out marketing and sales plans, including the Company's strategic realignment; (xv) loss of key executives; (xvi) changes in interest rates; (xvii) inflationary factors; (xviii) and other specific risks that may be alluded to in this MD&A.

       The Company's strategy for fiscal 2001 is to bring the Company's operations into alignment with a more targeted market for its products, while refocusing on the Company's core strength of character recognition technology. In particular, Mitek is determined to build the installed base of its CheckQuest-Registered Trademark- product line, continued growth of the existing market for its QuickStrokes-Registered Trademark- and CheckScript-TM- product lines, and developing targeted, specific applications of its Doctus-TM- product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

       In the three months ended December 31, 2000, net sales were $2,050,000, a decrease of $675,000 or 25% over the $2,725,000 net sales in the same period last year. Gross margin for the quarter ended December 31, 2000 was $1,561,000, a decrease of $783,000 or 33% over the $2,344,000 gross margin in the same period last year. The Company had a net loss of ($173,000) or ($0.02) per diluted share for the first quarter of fiscal 2001, compared with a net income of $590,000 or $0.05 per diluted share for the first quarter of fiscal 2000. The Company believes that its results for the first quarter of fiscal 2001, are, to a large extent, a result of the Company's strategic realignment. While the Company believes that such realignment may continue to exert downward pressure on the Company's revenues during the next fiscal quarters, or potentially a longer period, the Company believes that ultimately, the strategic realignment will place the Company in a better position from which to regain profitability.

       At December 31, 2000 the Company had $104,000 in cash and cash equivalents as compared to $534,000 on September 30, 2000. The Company retained its $2,500,000 revolving line of credit which is subject to the revised terms and conditions as discussed in the Liquidity and Capital section. The $250,000 equipment line of credit was also retained. The borrowings under the revolving line of credit were $961,000 at December 31, 2000, compared to $513,000 at September 30, 2000. There were no borrowings under the equipment line of credit on December 31, 2000 and September 30, 2000.

       During the first quarter of fiscal 2001, the Company announced entry into a multiyear license agreement with Vicor, of Redwood Shores, California, under which Vicor is licensing the Company's QuickStrokes-Registered Trademark-, intelligent character recognition (ICR) software product. The Company also announced the entry into an agreement with BankWare of Birmingham Alabama, under which BankWare will integrate QuickStrokes-Registered Trademark- into its ImageCentre-TM- product, the financial industry's first and only completely Internet Browser-based check imaging, document imaging, remittance processing, and COLD (Computer Output to Laser Disk) solution. Also announced were the licensing of the Company's check processing application, CheckQuest-Registered Trademark- to Capital Bank in Fort Oglethorpe, Georgia and to Timberland Savings Bank of Hoquiam,Washington.

       The Company is satisfied that in the first quarter of fiscal 2001 it has met a challenging and dynamic business environment and has begun to lay the groundwork for an improvement in results of operations. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers. The Company is looking for an upward trend in the second quarter of fiscal 2001.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2000 and 1999

       NET SALES. Net sales for the three month period ended December 31, 2000 was $2,050,000, compared to $2,725,000 for the same period in 1999, a decrease of $675,000, or 25%. The decrease was primarily attributable to the Company's more stringent order acceptance criteria, adopted in September 2000, in the forms processing market with its Doctus-TM- technology. The Company believes that the adoption of its more stringent criteria for accepting orders will result in a lower percentage of the Company's accounts receivable being slow-paying or uncollectable.

       GROSS MARGIN. Gross margin for the three month period ended December 31, 2000 was $1,561,000, compared to $2,344,000 for the same period in 1999, a decrease of $783,000 or 33%. Stated as a percentage of net sales, gross margin decreased to 76% for the three month period ended December 31, 2000 compared to 86% for the same period in 1999. The decrease in both gross margin and as a percentage of net sales resulted primarily from increased sales of the Company's CheckQuest-TM- products, installations of which include hardware which typically carry smaller gross margins.

       OPERATIONS. Operations expenses for the three month period ended December 31, 2000 were $326,000, compared to $218,000 for the same period in 1999, an increase of $108,000 or 50%. Stated as a percentage of net sales, operations expenses increased to 16% for the three month period ended December 31, 2000, compared to 8% for the same period in 1999. The increase in expenses and the percentage of net sales is primarily attributable to staff additions and operating expenses related to support of the Company's CheckQuest-TM- product line.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three month period ended December 31, 2000 were $416,000, compared to $437,000 for the same period in 1999, a decrease of $21,000 or 5%. Stated as a percentage of net sales, general and administrative expenses increased to 20% for the three month period ended December 31, 2000, compared to 16% for the same period in 1999. The decrease for the three month period is primarily attributable to lower costs associated with outside professional services. The increase in expenses and as a percentage of net sales is primarily due to the decline in net sales.

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three month period ended December 31, 2000 were $503,000 compared to $500,000 for the same period in 1999, an increase of $3,000 or 1%. Stated as a percentage of net sales, research and development expenses increased to 25% for the three month period ended December 31, 2000, compared to 18% for the same period in 1999. The increase in expense for the three month period is primarily the result of additional occupancy costs associated with the Company's lease of additional office space, which principally houses its Research and Development staff. The increase in expenses and as a percentage of net sales is primarily due to the decline in net sales.

       SELLING AND MARKETING. Selling and marketing expenses for the three month period ended December 31, 2000 were $466,000, compared to $593,000 for the same period in 1999, a decrease of $127,000 or 21%. Stated as a percentage of net sales, selling and marketing expenses increased to 23% from 22% for the same period in 1999. The decrease in expenses is attributable to the Company's decision to temporarily scale back marketing expenditures. The increase in sales and marketing expenses as a percentage of net sales is primarily related to the decline in net sales.

       INTEREST AND OTHER INCOME (EXPENSE) - NET. Net interest expense for the three month period ended December 31, 2000 was($22,000, compared to net interest income of $6,000 for the same period in 1999, a change of $28,000. Stated as a percentage of net sales, net interest and other income (expense) for the corresponding periods were 1% and 0%, respectively. The increase in net interest expense for the period ended December 31, 2000 is primarily the result of borrowings under the Company's line of credit.

LIQUIDITY AND CAPITAL

       The Company's cash position was reduced in the first quarter of fiscal 2001. At December 31, 2000 the Company had $104,000 in cash and cash equivalents as compared to $537,000 at September 30, 2000. This represents a decrease of $433,000. Accounts receivable totaled $6,896,000, an increase of $762,000 over the September 30, 2000, balance of $6,134,000. This increase was primarily a result of sales occurring at the end of the fiscal quarter. The Company retained its $2,500,000 revolving line of credit which is subject to revised terms and conditions as discussed below. The $250,000 equipment line of credit was also retained. The borrowings under the revolving line of credit were $961,000 at December 31, 2000, as compared to $513,000 at September 30, 2000. There were no borrowings under the equipment line of credit at December 31, 2000 and September 30, 2000.

       The Company has financed its cash needs during fiscal 2000 and the first quarter of fiscal 2001 primarily from borrowings and collection of accounts receivable.

       Net cash used by operating activities during the three months ended December 31, 2000 was $878,000. The primary use of cash from operating activities was a net loss of $173,000, an increase in accounts receivable of $807,000 and an increase in inventories, prepaids and other assets of $65,000. The primary source of cash from operating activities was depreciation and amortization of $130,000, an increase to the reserve for doubtful accounts of $45,000 and an increase in accrued payroll and other accrued liabilities of $95,000. Higher receivables resulted primarily from the Company's extension of longer payment terms to certain key customers.

       The Company's working capital and current ratio were $3,895,000 and 2.18, respectively, at December 31, 2000, and $4,030,000 and 2.42, respectively, at September 30, 2000. At December 31, 2000, total liabilities to equity ratio was
 .71 to 1 compared to .59 to 1 at September 30, 2000. As of December 31, 2000, total liabilities were greater by $442,000 than on September 30, 2000.

       In August 2000, the Company increased its working capital line of credit to $2,500,000. The line of credit expires on August 15, 2001, and interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. The Company had borrowings under the working capital line of credit on December 31, 2000 of $961,000, compared with $513,000 as of September 30, 2000. There were no borrowings under the equipment line of credit as of December 31, 2000 and September 30, 2000. The Company's line of credit agreements contain financial covenants, the violation of which could allow the Company's lender to declare the line of credit agreements to be in default. As of September 30, 2000, the Company was in violation of certain working capital line of credit financial covenants, including those regarding the Company's net worth ratio, the Company's minimum working capital, and the Company's current ratio. During February, 2001 the Company's lender agreed to adjust the net worth covenant such that the Company is currently in compliance, and has further waived the other covenant violations through August 15, 2001, provided the Company remains in compliance with the remaining terms of the line of credit agreements and maintains the balance outstanding under the line of credit at $1,350,000 or less, and reduces such balance to $1,000,000 or less on or before January 30, 2001, and to $750,000 or less on or before February 28, 2001. As of February 16, 2001, the Company's outstanding principal balance under the working capital line of credit was $875,000.

       If the Company's lender were to declare a default, such lender could take various actions, including, but not limited to, the acceleration of the entire amount owing under the revolving line of credit and declaration of such to be immediately payable in full and/or the exercise of the lender's rights as a secured creditor by foreclosing on the Company's assets (including, but not limited to fixed assets, accounts receivable, inventory and intellectual property) which are securing the line of credit. The Company anticipates that it will reduce the principal balance outstanding under the working capital line of credit to $750,000 or less by February 28, 2001. The Company believes that it will be able to renew its current credit lines with its current lender, however, if such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available. If the Company were unable to renew its credit lines or obtain alternative financing satisfactory to the Company, the Company believes it would be able to satisfy the amount outstanding under the working capital line of credit upon its expiration with funds generated from operations. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months, using existing cash, cash generated from operations, and credit available under its current credit lines.

       If the Company is unable to improve its operations and to become profitable in the foreseeable future, such would have a material adverse effect on its liquidity position and its ability to operate in the future.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART I, ITEM 3

       The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital." The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings.

       In the normal course of business the Company, at various times, has been named in lawsuits. There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended September 30, 2000. The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time. An adverse outcome of these cases could, however, result in a material adverse effect on the Company's financial position and results of operations.



Item 6.       Exhibits and Reports on Form 8-K

       a.     Exhibits:  None

       b. Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended December 31, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MITEK SYSTEMS, INC.




Date:  February 20, 2000                   /s/ John Thornton
                                          --------------------------------------
                                          John Thornton, Chairman, President and
                                          Chief Executive Officer