Form 10-K405/A
period 2000-09-30
MITEK SYSTEMS INC
filed 2001-03-20
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

                                 (858) 635-5900
               Registrant's telephone number, including area code

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

         The Company hereby amends its Form 10-K for Items 7 and the financial statements for the subsequent amendment and waiver of certain financial covenants related to the Company's line of credit as described in Liquidity and Capital Resources in Item 7 and in Note 5 of the financial statements.

                                     PART II

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to adverse economic conditions, general decreases in demand for Company products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

NET SALES

         Net sales were $9,348,000, $9,741,000, and $6,501,000 for fiscal
2000, 1999, and 1998, respectively. Net sales decreased in fiscal 2000 compared to fiscal 1999, while increasing from 1998. The increase from fiscal 1998 to fiscal 1999 was due to the introduction of Doctus, the Company's unstructured forms processing solution, as well as increased sales of Quickstrokes and Checkquest. The decrease from fiscal 1999 to fiscal

2000 was due to a decrease in sales of Quickstrokes, offset by increases in sales of CheckScript and Doctus.


GROSS MARGIN

         The Company has evolved to a primarily software products company from a hardware/software products company.


         Gross margins were $7,194,000, $8,254,000, and $4,503,000 for fiscal
2000, 1999, and 1998, respectively. Stated as a percentage of net sales, gross margins for the corresponding periods were 77%, 85%, and 69%, respectively. Goodwill and license amortization charged to cost of sales were $360,000 (4% of net sales) for fiscal 2000 and $202,000 (2% of net sales) for fiscal 1999. The decrease in gross margin from 1999, as well as the decrease in gross margin stated as a percentage of sales, resulted from the mix of product sales shifting to products on which the Company pays royalties, the aforementioned goodwill amortization and decreased revenues.

OPERATIONS

         Operations expenses were $1,241,000, $597,000 and $430,000 for fiscal 2000, 1999 and 1998, respectively. Stated as a percentage of net sales, operations expenses were 13%, 6% and 7%, respectively. The increase in the current year's expenses, and expenses as a percentage of net sales, as compared with fiscal 1999 is primarily attributable to staff additions. The increase in expenses from fiscal 1998 to fiscal 1999 was primarily attributable to staff additions, while the corresponding decrease as a percentage of net sales is primarily attributable to increased revenues.

GENERAL AND ADMINISTRATIVE

         General and administrative expenses were $2.420,000, $1,711,000 and $1,622,000 for fiscal 2000, 1999 and 1998, respectively. Stated as a percentage of net sales, general and administrative expenses for the corresponding periods were 26%, 18% and 25%, respectively. The increases in expenses, and expenses as a percentage of net sales, in the current fiscal year were primarily attributable to additional reserves for doubtful accounts and costs associated with outside professional services. The increase in expenses from fiscal 1998 to fiscal 1999 was primarily attributable to costs associated with outside professional services, legal fees and staff additions, while the corresponding decrease in the percentage of net sales was primarily attributable to increased revenues.

RESEARCH AND DEVELOPMENT

         Research and development expenses were $2,253,000, $1,409,000 and $1,343,000 for fiscal 2000, 1999 and 1998, respectively. The 2000, 1999 and
1998 amounts do not include $110,000, $98,000 and $878,000, respectively, that was spent in research and development related to contract development and charged to cost of sales. Research and development expenses including charges to cost of sales were $2,363,000, $1,507,000 and $2,221,000 for fiscal 2000, 1999 and 1998, respectively. The increase in the absolute amount of expenses from 1999 to 2000 was the result of engineering staff additions and the undertaking of certain engineering projects. Stated as a percentage of net sales, research and development expenses including charges to cost of sales for the corresponding periods were 25%, 15% and 34%, respectively. The increase as a percentage of net sales for the fiscal year is primarily attributable to the increase in absolute dollar expenditures. The decrease in the absolute amount of expenses from fiscal 1998 to 1999 is the result of engineering staff reductions and the elimination of engineering projects, primarily the Technology Solutions Inc. engineering staff, who were primarily engaged in contract development. The decrease as a percentage of net sales from fiscal 1998 to fiscal 1999 is primarily attributable to both the decrease in absolute dollar expenditures as well as the increase in revenues.

SELLING AND MARKETING

         Selling and marketing expenses were $2,739,000, $2,510,000, and $1,671,000 for fiscal 2000, 1999 and 1998, respectively. Stated as a percentage of net sales, selling and marketing expenses for the corresponding periods were 29%, 26% and 26%, respectively. The increase in expenses, and the increase in expenses as a percentage of net sales, in the current fiscal year is primarily attributable to the addition of personnel and increased marketing efforts for the CheckQuest and Doctus product lines. The increase in expenses from fiscal 1998 to fiscal 1999 was primarily attributable to the addition of personnel and increased marketing efforts for the Doctus product line.

OTHER CHARGES

For the fiscal year end 1998, other charges totaling $689,000 consist of several non-recurring charges to operations. The charges consist of the following components:

o GOODWILL IMPAIRMENT -In June 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc., a software developer and solution provider of document image processing systems. In the first quarter of 1998 one of the key employees of the Company, a former principal of Technology Solutions, Inc., opted to resign his employment. The unexpected departure, in the opinion of management, detrimentally impacted the future cash flows of the Company. A $293,000 goodwill impairment was recorded in the first quarter of fiscal 1998. See Note 2 of the consolidated financial statements.

o LICENSE FEE IMPAIRMENT - In April 1997 the Company entered into an exclusive software licensing agreement with Parascript LLC. In December 1997 Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with the assertion that the Company had committed material breach of contract. The Company has strongly and vigorously denied the claims. A proposed solution to the dispute by Parascript included converting the Company's exclusive software license to a non-exclusive software license. In addition, the Company over-estimated the availability and the performance of the product, and anticipated prices for the software affected by the agreement. The adversarial nature of the relationship, coupled with the decreased expectations, in the opinion of management, would have detrimentally impacted the future cash flows of the Company. As such, the Company recorded a license fee impairment in the amount of $196,000. See Note 10 of the consolidated financial statements.

o INVENTORY RESERVES - The Company has traditionally sold its QuickStrokes Application Programmer Interface products with various acceleration hardware boards. Decreasing prices, coupled with the higher speeds of general hardware, have rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards has informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company recorded a reserve for inventory obsolescence in the amount of $200,000 during the fiscal 1998.

INTEREST INCOME

         Net interest income was $26,000, $28,000, and $73,000 for fiscal 2000, 1999 and 1998, respectively. Stated as a percentage of net sales, net interest income for the corresponding periods was 0.3%, 0.3% and 1%, respectively. The decrease in interest income in the current year and from fiscal 1998 to fiscal 1999 is primarily the result of lower invested funds during the year.

OTHER EXPENSES - NET

         Other expenses for fiscal year 1998 resulted from reserves for the recruitment and employment ($166,000) and resignation ($204,000) of Elliot Wassarman as President and Chief Executive Officer of the Company during fiscal 1998, $35,000 to settle an employee related lawsuit, $53,000 to settle Technology Solutions, Inc. acquisition legal matters, and $45,000 to settle a customer dispute. These reserves were reduced by a reversal of $175,000 reserved for TEMPEST in fiscal 1997, and a $34,000 gain from the sale of the Company's fax business in January 1998 in a cash transaction. The gross proceeds of the sale were $420,000 in cash, offset by the carrying value of the assets sold of ($308,000) and costs related to the transaction of ($78,000).

 INCOME TAXES

         For the current fiscal year, the Company did not record an income tax provision or benefit for income taxes because the deferred tax assets generated by the current year net loss was offset by a corresponding increase in the valuation allowance. For the fiscal year

1999, the Company recorded an income tax provision of $29,000. For fiscal 1998, the Company did not record an income tax provision or benefit for income taxes.

NET INCOME (LOSS)

         In the current fiscal year, the Company recorded a net loss of ($1,434,000). In fiscal 1999, the Company recorded net income of $2,026,000. In fiscal 1998, the Company recorded a net loss of ($1,497,000).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its cash needs primarily from profits in the first two quarters of fiscal 2000, fiscal 1999, collection of accounts and notes receivable, and borrowing from its line of credit.

         Net cash used in operating activities during the year ended September 30, 2000 was $1,818,000. The primary use of cash from operating activities was an increase in accounts receivable of $1,128,000 and an increase in inventories of $68,000. The primary source of cash from operating activities was an increase in accounts payable of $608,000. Higher receivables resulted primarily from the Company's extending longer payment terms to certain key customers.

         The Company's working capital and current ratio was $4,030,000 and 2.42, respectively, at September 30, 2000 and $4,816,000 and 3.81, respectively, at September 30, 1999. At September 30, 2000, total liabilities to equity ratio was .59 to 1 compared to .31 to 1 a year earlier. As of September 30, 2000, total liabilities were greater by $1,118,000 than on September 30, 1999.

         In August 2000, the Company increased its working capital line of credit to $2,500,000. The line of credit expires on August 15, 2001, and interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. The Company had borrowings under the working capital line of credit on September 30, 2000 of $513,000. There were no borrowings under the equipment line of credit as of September 30, 2000. The Company's line of credit agreements contain financial covenants, the violation of which could allow the Company's lender to declare the line of credit agreements to be in default. As of September 30, 2000, the Company was in violation of certain working capital line of credit financial covenants, including those regarding the Company's net worth ratio, the Company's minimum working capital, and the Company's current ratio. During February and March, 2001 the Company's lender agreed to adjust the net worth covenant such that the Company is currently in compliance, and further waived the above-described covenant violations through the expiration of the line of credit agreements on August 15, 2001, provided the Company remains in compliance with the remaining terms of the line of credit agreements and maintains the balance outstanding under the line of credit at $500,000 or less from March 1, 2001, until August 15, 2001.

As of March 1, 2001, the Company's outstanding principal balance under the working capital line of credit was $500,000.

         If the Company's lender were to declare a default, such lender could take various actions, including, but not limited to, the acceleration of the entire amount owing under the revolving line of credit and declaration of such to be immediately payable in full and/or the exercise of the lender's rights as a secured creditor by foreclosing on the Company's assets (including, but not limited to fixed assets, accounts receivable, inventory and intellectual property) which are securing the line of credit. The Company anticipates that it will maintain the principal balance outstanding under the working capital line of credit at $500,000 or less until the expiration of the current line of credit on August 15, 2001. The Company believes that it will be able to renew its current credit lines with its current lender, however, if such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available. If the Company were unable to renew its credit lines or obtain alternative financing satisfactory to the Company, the Company believes it would be able to satisfy the amount outstanding under the working capital line of credit upon its expiration with funds generated from operations. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months, using existing cash, cash generated from operations, and credit available under its current and replacement, if applicable, credit lines.

RECENT ACCOUNTING PRONOUCEMENTS

         Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, was issued effective for all fiscal quarters for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement will not materially affect the consolidated financial statements.


         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues including software revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. We have not completed the process of evaluating the impact that the adoption of SAB 101 will have on the Company's financial position or results of operations.

ITEM 8.                 FINANCIAL STATEMENTS AND
                           SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT

Mitek Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (the "Company") as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2000, and the results of operations and its cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 5 to financial statements, subsequent to September 30, 2000 the Company amended the terms of its line of credit agreement.


DELOITTE & TOUCHE LLP
San Diego, California
December 8, 2000 (March 1, 2001, as to Note 5)

                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2000 AND 1999

                                                                       2000             1999
                                                                       ----             ----
ASSETS
      CURRENT ASSETS
      Cash and cash equivalents                                 $   537,113      $ 1,398,589
      Accounts receivable - net                                   6,134,218        5,006,081
      Inventories                                                   125,614           58,082
      Prepaid expenses and other assets                              76,020           69,232
                                                                -----------      -----------
           Total current assets                                   6,872,965        6,531,984

      PROPERTY AND EQUIPMENT - net                                  346,087          281,571
      OTHER ASSETS                                                  554,906          575,298

                                                                -----------      -----------
TOTAL ASSETS                                                    $ 7,773,958      $ 7,388,853
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

      Accounts payable                                          $ 1,272,449      $   738,195
      Accrued payroll and related taxes                             483,063          720,300
      Unearned maintenance income                                   368,640          203,408
      Borrowings under line of credit                               512,882                0
      Other accrued liabilities                                     206,260           53,885
                                                                -----------      -----------
           Total current liabilities                              2,843,294        1,715,788

      LONG-TERM LIABILITIES                                          41,103           51,040
                                                                -----------      -----------
      Total liabilities                                           2,884,397        1,766,828

      COMMITMENTS AND CONTINGENCIES (Note 8)

      STOCKHOLDERS' EQUITY


      Common stock - $.001 par value; 20,000,000
        shares authorized, 11,119,843 and 10,438,854 issued
        and outstanding in 2000 and 1999, respectively               11,120           10,439
      Additional paid-in capital                                  9,208,083        8,507,613
      Accumulated deficit                                        (4,329,642)      (2,896,027)
                                                                -----------      -----------
           Total  stockholders' equity                            4,889,561        5,622,025

                                                                -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 7,773,958      $ 7,388,853
                                                                ===========      ===========

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998


                                                                      2000              1999              1998
                                                                 ------------      ------------      ------------
NET SALES                                                        $  9,347,940      $  9,741,297      $  6,500,968

COST OF SALES                                                       2,153,815         1,487,114         1,997,907
                                                                 ------------      ------------      ------------

GROSS MARGIN                                                        7,194,125         8,254,183         4,503,061

COSTS AND EXPENSES:
      Operations                                                    1,240,924           597,031           430,123
      General and administrative                                    2,420,105         1,710,964         1,621,940
      Research and development                                      2,253,124         1,409,393         1,343,422
      Selling and marketing                                         2,739,149         2,510,336         1,670,677
      Other charges                                                         0                 0           689,000
      Interest income - net                                           (25,562)          (28,426)          (72,645)
                                                                 ------------      ------------      ------------
           Total costs and expenses                                 8,627,740         6,199,298         5,682,517

                                                                 ------------      ------------      ------------
OPERATING INCOME(LOSS)                                             (1,433,615)        2,054,885        (1,179,456)

OTHER EXPENSES - NET                                                        0                 0          (317,260)

                                                                 ------------      ------------      ------------
INCOME (LOSS) BEFORE INCOME TAXES                                  (1,433,615)        2,054,885        (1,496,716)

PROVISION FOR INCOME TAXES                                                  0            29,000                 0

                                                                 ------------      ------------      ------------
NET INCOME (LOSS)                                                $ (1,433,615)     $  2,025,885      $ (1,496,716)
                                                                 ============      ============      ============
                                                                 ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE - BASIC                              $      (0.13)     $       0.20      $      (0.13)
                                                                 ============      ============      ============


                                                                 ------------      ------------      ------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC       10,856,762        10,359,458        11,564,239
                                                                 ============      ============      ============

                                                                 ------------      ------------      ------------
NET INCOME (LOSS) PER SHARE - DILUTED                            $      (0.13)     $       0.19      $      (0.13)
                                                                 ============      ============      ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND                     ------------      ------------      ------------
COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED                     10,856,762        10,755,277        11,564,239
                                                                 ============      ============      ============

                See notes to consolidated financial statements.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                                ADDITIONAL
                                                                 COMMON           PAID-IN        ACCUMULATED
                                                                 STOCK            CAPITAL           DEFICIT           TOTAL
                                                              ------------     ------------     ------------     ------------
                                                              ------------     ------------     ------------     ------------
Balance, October 1, 1997                                      $    11,537      $ 9,164,589      $(3,425,196)     $ 5,750,930
      Exercise of stock options                                        36           27,298                0           27,334
      Net loss                                                          0                0       (1,496,716)      (1,496,716)

                                                              ------------     ------------     ------------     ------------
Balance, September 30, 1998                                        11,573        9,191,887       (4,921,912)       4,281,548

      Shares reacquired in connection with
        settlement of TSI dispute (See Note 2)                       (591)        (368,855)               0         (369,446)
      Shares reacquired in connection with revised
        Parascript agreement (See Note 10)                           (764)        (476,687)               0         (477,451)
      Repurchase of common stock                                      (20)         (14,130)               0          (14,150)
      Fair value of stock options issued to non-employees               0           29,674                0           29,674
      Exercise of stock options                                       241          145,724                0          145,965
      Net Income                                                        0                0        2,025,885        2,025,885

                                                              ------------     ------------     ------------     ------------
Balance, September 30, 1999                                        10,439        8,507,613       (2,896,027)       5,622,025

      Exercise of stock options                                       681          662,294                0          662,975
      Fair value of stock options issued to non-employees               0           38,176                0           38,176
      Net loss                                                          0                0       (1,433,615)      (1,433,615)
                                                              ------------     ------------     ------------     ------------
Balance, September 30, 2000                                   $    11,120      $ 9,208,083      $(4,329,642)     $ 4,889,561
                                                              ============     ============     ============     ============

                 See notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                                       2000             1999              1998
                                                                   -----------      -----------      -----------
OPERATING ACTIVITIES
Net income (loss)                                                  $(1,433,615)     $ 2,025,885)     $(1,496,716)
      Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
           Depreciation and amortization                               431,192          325,325          488,518
           Impairment of prepaid software rights - TSI                  84,194
           Provision for bad debts                                     731,871          273,529           92,877
           Loss on disposal of property and equipment                    1,010            3,907            1,847
           Goodwill and license fee impairment                               0                0          489,000
           Gain on sale of FAX business                                      0                0          (34,256)
           Fair value of stock options issued to non-employees          38,176           29,674                0
      Changes in assets and liabilities:
           Accounts receivable                                      (1,860,008)      (3,044,970)          35,510
           Inventories, prepaid expenses, and other assets            (418,077)         158,032         (203,841)
           Accounts payable                                            537,136           87,989          164,351
           Acrued payroll and related taxes                           (237,237)         477,873          (30,176)
           Unearned maintenance income                                 165,232            1,840         (130,144)
           Other accrued liabilities                                   142,438         (655,098)         420,477
                                                                   -----------      -----------      -----------
      Net cash used in operating activities                         (1,817,688)        (316,014)        (202,553)

INVESTING ACTIVITIES
      Purchases of property and equipment                             (216,763)        (214,850)        (109,285)
      Proceeds from note receivable                                          0           56,478          348,753
      Proceeds from sale of property and equipment                           0              400              100
      Proceeds from sale of Fax business                                     0                0          420,000
                                                                   -----------      -----------      -----------
      Net cash provided by (used in) investing activities             (216,763)        (157,972)         659,568

FINANCING ACTIVITIES
      Repurchase of common stock                                             0          (14,150)               0
      Proceeds from borrowings                                         510,000                0                0
      Repayment of notes payable and long-term liabilities                   0                0           (4,706)
      Proceeds from exercise of stock options and warrants             662,975          145,965           27,334
                                                                   -----------      -----------      -----------
      Net cash provided by financing activities                      1,172,975          131,815           22,628

                                                                   -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH                                       (861,476)        (342,171)         479,643

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                       1,398,589        1,740,760        1,261,117

                                                                   -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $   537,113      $ 1,398,589      $ 1,740,760
                                                                   ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
      Cash paid for interest                                       $     7,422                       $      --
      Cash paid for income taxes                                   $    70,800      $    26,053      $      --

                 See notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition") and, in fiscal 1998, started emphasizing document imaging system products and solutions systems integration services.

         Basis of Consolidation - The consolidated financial statements include accounts of Mitek Systems, Inc. and its wholly-owned subsidiary, Mitek Systems Canada, incorporated on June 21, 1995. All inter-company transactions and balances are eliminated in consolidation. The business of the Canadian corporation was sold in January 1998 - see Note 3.

         Cash and Cash Equivalents - Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company's cash and cash equivalents is deposited with one financial institution. The Company monitors the financial condition of the financial institution and does not believe that the deposit is subject to a significant degree of risk.

         Accounts Receivable - Accounts receivable are net of an allowance for doubtful accounts of $763,912 and $326,886 on September 30, 2000 and 1999, respectively. The provision for bad debts was $ 731,871, $ 273,529, and $ 92,877 for the years ended September 30, 2000, 1999 and 1998, respectively.

         Inventories - Inventories are recorded at the lower of average cost or market. The Company recorded a $200,000 reserve for inventory obsolescence during the first quarter of fiscal 1998. At September 30, 2000 there were no inventory reserve balances compared to an inventory reserve balance of $49,151 at September 30, 1999.

         Property and Equipment - Following is a summary of property and equipment as of September 30, 2000 and 1999.

                                                                 2000                      1999
Property and equipment - at cost:
Equipment                                                    $1,266,246                 $1,076,511
Furniture and fixtures                                          104,507                    104,507
Leasehold improvements                                           52,984                     52,984
                                                             ----------                 ----------
                                                              1,423,737                  1,234,002

Less:  accumulated depreciation and amortization              1,077,650                    952,431
                                                             ----------                 ----------
Total                                                        $  346,087                 $  281,571
                                                             ==========                 ==========

         Other Assets - Other assets consisted of the following at September 30, 2000 and 1999:

                                                          2000                       1999
Prepaid software rights - TSI - net                   $      0                   $126,290
Prepaid software rights - PFP Pro - net                 99,992                    149,996
Prepaid license/support fees - net                     295,419                    283,691
Investment in ITech                                    105,374                          0
Other - net                                             54,121                     15,321
                                                      --------                   --------

                                                      $554,906                   $575,298
                                                      ========                   ========

         The Company monitors events or changes in circumstances that may indicate that the carrying amount of intangible assets may not be recoverable. If these factors indicate that such asset is not recoverable, as determined based upon estimated undiscounted cash flows before interest charges from the asset over the remaining amortization period, the carrying value of the asset will be reduced.

         Investment in Itech Business Solutions Ltd. - On September 1, 2000 the Company acquired a 15% investment in Itech Business Solutions Ltd. ("Itech"), which is accounted for on the cost method at September 30, 2000. On October 3, 2000 the Company acquired an additional 15% interest in Itech for $80,506. After this additional investment, the Company will account for its 30% interest in Itech under the equity method. Subsequent to the additional investment on October 3, 2000, Itech changed their name to Mitek Systems Ltd.

         Goodwill impairment -In June, 1997 the Company purchased substantially all of the assets of Technology Solutions, Inc. a software developer and solution provider of document image processing systems. One of the key employees of the Company, a former principal of Technology Solutions, Inc., resigned his employment in December, 1997. The unexpected departure, in the opinion of management, detrimentally impacted the future cash flows of the Company. The Company determined the fair value of the goodwill by evaluating the expected future net cash flows. The evaluation indicated the carrying value of the goodwill exceeded the fair value, resulting in an impairment loss of $293,000 in the first quarter of fiscal 1998, included in Other Charges in the accompanying consolidated statements of operations. On October 20,1998, the Company settled a pending lawsuit with the two founders of Technology Solutions, Inc. - see Note 2. This settlement did not result in an additional impairment of goodwill.

         License Fee impairment - In April 1997 the Company entered into an exclusive software licensing agreement with Parascript Limited Liability Company (Parascript). In December 1997, Parascript notified the Company of its dissatisfaction with the Company's progress in marketing the software affected by the license agreement, along with the assertion that the Company had committed material breach of contract. The

Company strongly and vigorously denied the claims. In addition, the Company over-estimated the availability and the performance of the product and anticipated prices for the software affected by the agreement. The adversarial nature of the relationship coupled with the decreased expectations, in the opinion of management, would have detrimentally impacted the future cash flows of the Company. The Company determined the fair value of the license fee, paid for the exclusive license, by evaluating the expected future net cash flows. The evaluation resulted in an impairment loss of $196,000 in the first quarter of fiscal 1998, included in Other Charges in the accompanying consolidated statements of operations. On October 16, 1998, the Company entered into a new agreement with Parascript - see Note 10.

         Inventory Reserves - The Company traditionally sold its QuickStrokes(R) Application Programmer Interface products with various acceleration hardware boards. Decreasing prices coupled with the higher speeds of general hardware rapidly altered the market need for these acceleration boards. The largest customer utilizing these acceleration boards informed the Company of its intent to discontinue the offering of these products in the domestic market. As a result, the Company recorded a reserve for inventory obsolescence in the amount of $200,000 in the first quarter of fiscal 1998, included in Other Charges in the accompanying consolidated statements of operations. At September 30, 2000 there were no inventory reserve balances compared to an inventory obsolescence reserve balance of $49,151 at September 30, 1999.

         Depreciation and Amortization - Depreciation and amortization of property and equipment, prepaid license/support fees and prepaid software rights are provided using the straight-line method over estimated useful lives ranging from three to five years. Depreciation and amortization of property and equipment totaled $151,238, $121,322, and $114,502 for the years ended September 30, 2000, 1999 and 1998, respectively. Amortization of prepaid license/support fees and prepaid software rights totaled $233,277, $202,248, and $374,016 for the years ended September 30, 2000, 1999 and 1998, respectively.

         Revenue Recognition - The Company recognizes revenues in accordance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition". Accordingly, software product revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the Company's fees are fixed and determinable, and collectibility is probable. Product maintenance revenues are amortized over the length of the maintenance contract, which is usually twelve months. Unearned contract maintenance revenue is included in current liabilities as unearned income in the accompanying balance sheet at September 30, 2000.

         Research and Development - Research and development costs are expensed in the period incurred.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the use of the liability method for deferred income taxes - see Note 6.

         Net Income (Loss) Per Share - The Company calculates net income
(loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share". Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as options and warrants. The weighted average number of common shares and common share equivalents outstanding -diluted for the year ended September 30, 1999 included 395,819 common share equivalents related to stock options and warrants.

         Consolidated Statements of Cash Flows - Significant non-cash investing and financing activities were comprised of the following:

                                                     YEAR ENDED SEPTEMBER 30,
                                                 2000          1999            1998
Shares of unregistered common stock
reacquired pursuant to settlement
agreement (Note 2)                                  0        $369,446             0
Shares of unregistered common stock
reacquired pursuant to revised cross
investment and licensing agreements
(Note 10)                                           0        $477,451             0


         Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

         Stock Based Compensation - As permitted by Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", the Company accounts for costs of stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and accordingly, discloses the pro forma effect on net income (loss) and related per-share amounts using the fair value based method to account for stock-based compensation (Note 4). As required by SFAS 123, the fair value of stock compensation issued to non-employees is expensed.

         Comprehensive Income - There are no material current differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying consolidated financial statements.

         Segment Reporting - SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", results in the use of a management approach in identifying segments of an enterprise. Management has determined that segment disclosures are not required because the Company operates in only one segment.

         Derivative Instruments - SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended, was issued effective for all fiscal quarters for fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The adoption of this statement will not materially affect the consolidated financial statements.

         In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues including software revenue recognition. The Company is required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year. We have not completed the process of evaluating the impact that the adoption of SAB 101 will have on the Company's financial position or results of operations.

             Reclassifications - Certain prior years' balances have been reclassified to conform to the 2000 presentation.

2.    ACQUISITIONS

            On September 30, 1998, the Company purchased the software rights (source code) to its PFP Pro Product, previously licensed from VALIData Sistemas de Captura, S.A. de C.V., for $200,000 in cash paid in October, 1998. This $200,000 was capitalized as prepaid software rights and included in other assets in the balance sheet at September 30, 1998 and is being amortized on a straight line basis over 48 months as a component of cost of sales.

            On June 3, 1997, the Company purchased substantially all of the assets of Technology Solutions, Inc., a Chantilly, Virginia based software developer and solution provider of document image processing systems. The purchase price consisted of issuing 685,714 unregistered shares of the Company's common stock and $240,000 cash payment. The purchase resulted in $1,065,107 of goodwill, to be amortized on a straight-line basis over 60 months as a component of cost of sales. A $293,000 goodwill impairment was recorded in the first quarter of fiscal 1998. Disputes arose between the Company, TSI, and the principals of TSI. On October 20,1998, the Company entered into an agreement with TSI and its principals in settlement of all claims and cross-claims. Pursuant to this agreement, the Company reacquired 591,114 shares of its unregistered common stock and a non-exclusive, non-transferable, perpetual, worldwide, royalty-free license to use key components of the TSI document imaging systems software. TSI and its principals reacquired ownership of their technology and software. This settlement did not result in an impairment of goodwill. The remaining unamortized goodwill balance after this transaction of $168,366 was allocated to the software rights retained and was being amortized on a straight line basis over 48 months, as a component of cost of sales; however, after evaluating the remaining goodwill balance at September 30, 2000, the Company made the determination to expense the balance of this goodwill which totaled $84,194, to cost of sales.

3.    SALE OF FAX BUSINESS

         On January 30, 1998, the Company sold its Fax Products assets in a cash transaction, resulting in a gain of $34,000 included in Other Expenses - Net on the Consolidated Statement of Operations. The gross proceeds of the sale were $420,000 in cash, offset by the net carrying value of the assets sold of ($308,000) and costs related to the transaction of ($78,000).

4.    STOCKHOLDERS' EQUITY

         OPTIONS - The Company has stock option plans for executives and key individuals who make significant contributions to the Company. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1986 plan expired on September 30, 1996 and no additional options may be granted under this plan. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualified options. The 1988 plan expired on September 13, 1998. For both plans, options must be granted at fair market value and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock are excluded from the plans.

         The 1996 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Options must be granted at fair market value and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. The 1996 plan maximized in February 1999 and no additional options may be granted under this plan.

         The 1999 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value while non-qualified options may be granted at no less than 85% of fair market value, and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years.

         Information concerning stock options granted by the Company under all plans for the years ended September 30, 2000, 1999 and 1998 is as follows:

                                           SHARES         PRICE RANGE
Balance, October 1, 1997                  977,666        $.656-  3.750
     Granted                            1,798,802        .89  -  1.250
     Exercised                           (35,693)        .656  -  1.38
     Cancelled                        (1,187,359)        .656  -  3.75
                                       ----------        -------------

Balance, September 30, 1998             1,553,416       .67    - 2.125
     Granted                            1,162,953        .4375  - 3.50
     Exercised                          (240,738)        .4375  - 1.38
     Cancelled                        (1,140,533)        .4375  - 1.25
                                       ----------        -------------

Balance, September 30, 1999             1,335,098        .4375  - 3.50

     Granted                              465,000        3.43  - 12.37
     Exercised                          (599,598)        .4375  - 3.50

     Cancelled                           (84,658)         .719  - 7.25
                                       ----------        -------------

Balance, September 30, 2000             1,115,842      $.4375  - 12.37
                                       ==========      ===============

         The weighted average remaining contractual life was 8.01 years for the outstanding stock options at September 30, 2000, with a weighted average exercise price of $3.96. At September 30, 2000, options for 178,916 shares remained available for granting under the 1999 option plan. At September 30, 2000, options for 378,441 shares were exercisable with a weighted average exercise price for these options of $2.96.

         All stock options are granted at fair market value of the Company's common stock at the grant date. The weighted average fair value of the stock options granted during fiscal 2000 was $4.50. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000: risk-free interest rate of 6%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 103%. Stock options generally expire between six to ten years from the grant date. Stock options generally vest over a three-year period, with one thirty sixth becoming exercisable on each of the monthly anniversaries of the grant date.

         The Company accounts for costs of options issued to employees in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for employee stock option awards. Had compensation cost been determined consistent with SFAS No. 123, the Company's pro forma net loss and loss per share for fiscal 1998 would have been ($2,005,401) and ($.17), respectively, the Company's pro forma net income and net income per share for fiscal 1999 would have been $1,440,842 and $.13, respectively, and the Company's pro forma net loss and net loss per share for fiscal 2000 would have been ($2,418,779) and ($.22), respectively. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to October 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

5.     LINE OF CREDIT - BANK

         In August 2000, the Company increased its working capital line of credit to $2,500,000. The line of credit expires on August 15, 2001, and interest is payable at prime plus 1.5 percentage points. In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions. The Company had borrowings under the working capital line of credit on September 30, 2000 of $513,000. There were no borrowings under the equipment line of credit as of September 30, 2000. The Company's line of credit agreements contain financial covenants, the violation of which could allow the Company's lender to declare the line of credit agreements to be in default. As of September 30, 2000, the Company was in violation of certain working capital line of credit financial covenants, including those regarding the Company's net worth ratio, the Company's minimum working capital, and the Company's current ratio. During February and March, 2001 the Company's lender agreed to adjust the net worth covenant such that the Company is currently in compliance, and further waived the above-described covenant violations through the expiration of the line of credit agreements on August 15, 2001, provided the Company remains in compliance with the remaining terms of the line of credit agreements and maintains the balance outstanding under the line of credit at $500,000 or less from March 1, 2001, until August 15, 2001. As of March 1, 2001, the Company's outstanding principal balance under the working capital line of credit was $500,000.

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

6.     INCOME TAXES

         For the years ended September 30, 2000, 1999 and 1998, the Company's provision for income taxes was as follows:


                               2000              1999             1998
Federal - current                  $ 0           $29,000              $ 0
State - current                      0                 0                0
                               -------           -------          -------
Total                              $ 0           $29,000              $ 0
                               =======           =======          =======

         There was no provision for deferred income taxes in 2000, 1999 or 1998. Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax liabilities and assets as of September 30, 2000 and 1999 are as follows:

                                                             2000                   1999
Deferred tax assets:
Reserves not currently deductible                            $ 327,000            $ 161,000
Book depreciation and amortization in excess of tax            374,000              438,000
Research credit carryforwards                                  529,000              529,000
AMT credit carryforward                                         39,000               49,000
Net operating loss carryforwards                               706,000              247,000
Capitalized research and development costs                     306,000              347,000
Uniform capitalization                                         (21,000)             (20,000)
Other                                                          153,000              133,000
                                                            -----------          -----------
Total deferred tax assets                                    2,413,000            1,884,000
Valuation allowance for net deferred tax assets             (2,413,000)          (1,884,000)
                                                            -----------          -----------
Total                                                       $        0           $        0
                                                            ===========          ===========

         The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2000 and 1999 due to uncertainties regarding the realization of such assets.

         The research credit and net operating loss carryforwards expire during the years 2005 to 2020. The federal and California net operating loss carryforwards at September 30, 2000 are approximately $3,800,000 and $1,900,000, respectively.

         The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

                                                     2000                1999                1998
Amount computed using statutory rate (34%)       $ (487,000)          $ 698,000          $ (508,900)
 Losses without tax benefit                         529,000                                 503,000
Tax benefit of operating loss carryover                                (671,000)
Non-deductible items                                 12,000               7,000               8,757
State income taxes                                  (54,000)                  0                   0
Other                                                     0              (5,000)             (2,857)
                                                 ----------           ---------          ----------
Provision for income taxes                       $        0           $  29,000          $        0
                                                 ==========           =========          ==========

7.     LONG-TERM LIABILITIES

         As of September 30, 2000 and 1999, long-term liabilities were as follows:

                                              2000                1999
Deferred rent payable - see Note 8            $32,036            $41,973
Non current deposits                            9,067              9,067
                                              -------            -------
Total                                         $41,103            $51,040
                                              =======            =======

8.     COMMITMENTS AND CONTINGENCIES

          LEASES - The Company's offices and manufacturing facilities are leased under non-cancelable operating leases. The primary facilities lease expires on June 30, 2002. In addition, the Company leases office space in Sterling, VA which expires December 31, 2003. The lease payments are expensed on a straight-line basis over the lease term.

         The Company signed an agreement to sub-lease office space adjacent to its primary offices, effective May 1, 1998 through June 30, 2002. In addition the Company signed an agreement to sub-lease office space it previously occupied in Chantilly, VA, effective January 1, 1999 through July 31, 2002.

         Future annual minimum rental payments payable by the Company and annual minimum sub-lease amounts under non-cancelable leases are as follows:

                                             OPERATING          SUB-LEASE
                                              LEASES             (INCOME)
     YEAR ENDING SEPTEMBER 30:
     2001                                      294,128           (175,782)
     2002                                      241,939           (147,449)
     2003                                       32,579                   0
                                              --------          ----------
     Total                                    $568,646          $(323,231)
                                              ========          ==========

         Rent expense for operating leases, net of sub-lease income, for the years ended September 30, 2000, 1999 and 1998 totaled $168,173, $167,141, and
$271,502, respectively.

9.     PRODUCT REVENUES AND SALES CONCENTRATIONS

         Product Revenues - During fiscal years 2000, 1999 and 1998, the Company's revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

                                          YEAR ENDED SEPTEMBER 30,
                                 2000              1999             1998
Character recognition               97%               94%              85%
Other                                3%                6%              15%


         Sales Concentrations - For the years ended September 30, 2000, 1999 and 1998, the Company had the following sales concentrations:

                                                     YEAR ENDED SEPTEMBER 30,
                                            2000              1999             1998
Customers to which sales were
      in excess of 10% of total sales
*  Number of customers                           3                 1                1
*  Aggregate percentage of sales               52%               10%              33%

Foreign Sales - primarily Europe               15%               22%              23%


10.    LICENSING AGREEMENT

         In April 1997 the Company entered into an exclusive software licensing agreement with Parascript Limited Liability Company (Parascript). The terms of the agreement required the Company to pay Parascript $650,000 cash, and lend Parascript $250,000 cash to be repaid in part from the royalties due Parascript (the $250,000 loan was repaid during the year ended September 30, 1998). In addition, the entities entered into a cross investment agreement providing Parascript with 763,922 shares of unregistered common stock of the Company valued at $668,814 in exchange for a 10% interest in Parascript. The investment in Parascript was accounted for on the cost method and is included in Other Assets.

         On October 16, 1998 the Company and Parascript agreed to undo their cross investment agreement and entered into a new licensing agreement. The new licensing agreement is not exclusive except for six major customers, and provides for a reduction in royalty percentages payable. The Company received 763,922 shares of unregistered common stock of the Company previously held by Parascript valued at $477,451 in exchange for returning its 10% interest in Parascript, exclusivity for six customers, and reduced royalties. The difference between the carrying value of the investment in Parascript of $668,814 at September 30, 1998 and the $477,451 value on October 16, 1998 of $191,363 was recorded as prepaid license rights and is being amortized over 48 months as a component of cost of sales.

                                    ********

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND
                  REPORTS ON FORM 8-K

         The following documents are filed as a part of this report:

         (a)(1)   Financial Statements
                  See Item 8.

         (a)(2)   Financial Statement Schedules
                  See Item 8.

         (a)(3) Exhibits listed in the Exhibit Index are filed or incorporated by reference as a part of this report.

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                                    March 19, 2001
-------------------------------
/s/ John M. Thornton,
Chairman of the Board
President, Chief Executive Officer
and Chief Financial Officer

                               MITEK SYSTEMS, INC.
                                INDEX TO EXHIBITS

EXHIBIT
NO.               EXHIBIT
3.1               Certificate of Incorporation of Mitek Systems of Delaware, Inc.  (now
                  Mitek Systems, Inc.) a Delaware corporation as amended. (1)

3.2               Bylaws of Mitek Systems, Inc. as Amended and Restated.  (1)

10.1              1986 Stock Option Plan (2)

10.2              1988 Non Qualified Stock Option Plan (2)

10.3              1996 Stock Option Plan (3)

10.4              1999 Stock Option Plan (4)

10.5              401(k) Plan (2)

13.               Annual Report to Stockholders for the year ended September 30, 2000 (5)

21.               Subsidiaries of the Registrant (5)

23.               Independent Auditors' Consent

27.               Financial Data Schedule (5)

(1) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998.

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996.

(3) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999.

(4) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

(5) Incorporated by reference to the exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000.