Form 10-Q
period 2001-03-31
MITEK SYSTEMS INC
filed 2001-05-15
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10070 Carroll Canyon Road, San Diego, California	92131
(Address of principal executive offices)	(Zip Code)

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

                                           Yes  ☒   No  ☐ .

      There were 11,119,843 shares outstanding of the registrant's Common Stock as of May 1, 2001.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.          Basis of Presentation

            The accompanying unaudited consolidated financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

             In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”.  SAB 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues including software revenue recognition.  The Compnay will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year, and  has not completed the process of evaluating the impact that the adoption of SAB 101 will have on the Company’s financial position or results of operations.

            Results for the three months ended March 31, 2001 and September 30, 2000 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.         Inventories

            Inventories are summarized as follows:

	March 31, 2001	September 30, 2000
Raw materials	$2,628	$2,628
Finished goods	62,876	122,986
Total	$65,504	$125,614

3.         Commitments and Contingencies

            In the normal course of business, the Company, at various times, has been named in lawsuits.  There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended September 30, 2000.  The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.  An adverse outcome of these cases could, however, result in a material adverse effect on the Company’s financial position and results of operations.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS

	Unaudited

	March 31,	September 30,
	2001	2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$74,600	$537,113
Accounts receivable-net	5,682,916	6,134,218
Inventories-net	65,504	125,614
Prepaid expenses and other assets	92,927	76,020
Total current assets	5,915,947	6,872,965

PROPERTY AND EQUIPMENT-net	348,381	346,087
OTHER ASSETS	458,771	554,906

TOTAL ASSETS	$6,723,099	$7,773,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,463,259	$1,272,449
Accrued payroll and related taxes	409,385	483,063
Unearned income	296,371	368,640
Borrowings under line of credit	252,177	512,882
Other accrued liabilities	105,558	206,260
Total current liabilities	2,526,750	2,843,294

LONG-TERM LIABILITIES	33,377	41,103
TOTAL LIABILITIES	2,560,127	2,884,397

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY

Common stock - $.001 par value; 20,000,000
shares authorized, 11,119,843
issued and outstanding	11,120	11,120
Additional paid-in capital	9,206,056	9,208,083
Accumulated deficit	(5,054,204)	(4,329,642)
Total stockholders' equity	4,162,972	4,889,561

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,723,099	$7,773,958

See notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2001	2000	2001	2000

NET SALES	$1,760,421	$2,594,208	$3,809,936	$5,319,292

COST OF SALES	481,562	332,724	969,803	713,709

GROSS MARGIN	1,278,859	2,261,484	2,840,133	4,605,583

COSTS AND EXPENSES:
Operations	326,571	289,775	653,071	507,924
General and administrative	513,165	457,506	929,644	894,649
Research and development	435,955	472,410	938,946	972,601
Selling and marketing	534,151	704,631	1,000,615	1,297,507
Total costs and expenses	1,809,842	1,924,322	3,522,276	3,672,681

OPERATING INCOME (LOSS)	(530,983)	337,162	(682,143)	932,902

Interest and other income (expense) - net	(20,670)	2,477	(42,420)	8,723

INCOME (LOSS) BEFORE INCOME TAXES	(551,653)	339,639	(724,563)	941,625

PROVISION FOR INCOME TAXES		7,000		19,000

NET INCOME (LOSS)	$(551,653)	$332,639	$(724,563)	$922,625

EARNINGS (LOSS) PER SHARE - BASIC	$(0.05)	$0.03	$(0.07)	$0.09

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	11,119,843	10,775,290	11,119,843	10,629,695

EARNINGS (LOSS) PER SHARE - DILUTED	$(0.05)	$0.03	$(0.07)	$0.08

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED	11,119,843	11,562,309	11,119,843	11,474,672

See notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	SIX MONTHS ENDED
	March 31,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$(724,563)	$922,625
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	267,261	197,124
Provision for bad debts	120,000	105,000
Loss on disposal of property and equipment	0	1,010
Fair value of stock options issued to non-employees	(2,027)	2,670
Changes in assets and liabilities:
Accounts receivable	331,302	(1,374,778)
Inventories, prepaid expenses, and other assets	(40,056)	(344,966)
Accounts payable	190,105	87,587
Accrued payroll and related taxes	(73,678)	(200,854)
Unearned income	(72,269)	10,369
Other accrued liabilities	(108,427)	55,223
Net cash used in operating activities	(112,352)	(538,990)

INVESTING ACTIVITIES
Purchases of property and equipment	(90,161)	(103,073)
Net cash used in investing activities	(90,161)	(103,073)

FINANCING ACTIVITIES
Proceeds from borrowings	941,000	0
Repayment of notes payable	(1,201,000)	0
Proceeds from exercise of stock options and warrants	0	599,998
Net cash provided by (used in) financing activities	(260,000)	599,998

NET DECREASE IN CASH	(462,513)	(42,065)

CASH AT BEGINNING OF PERIOD	537,113	1,398,589

CASH AT END OF PERIOD	$74,600	$1,356,524

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$-	$70,802

See notes to consolidated financial statements.

ITEM 2.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

             In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties.  To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations.  The difference may be caused by a variety of factors, including, but not limited, to the following:  (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company’s markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company’s inability to renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi)an adverse outcome of the five class action lawsuits pending against the Company; (xii) higher than anticipated labor costs; (xiii) adverse publicity or news coverage regarding the Company; (xiv) inability to successfully carry out marketing and sales plans, including the Company’s strategic realignment; (xv) loss of key executives; (xvi) changes in interest rates; (xvii) inflationary factors; (xviii) and other specific risks that may be alluded to in this MD&A.

            The Company’s strategy for fiscal 2001 is to bring the Company’s operations into alignment with a more targeted market for its products, while refocusing on the Company’s core strength of character recognition technology.  In particular, Mitek is determined to build the installed base of its CheckQuest® product line, continued growth of the existing market for its QuickStrokes® and CheckScript™ product lines, and developing targeted, specific applications of its Doctus™ product to those customers and markets best suited to this solution.  Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

             In the three months ended March 31, 2001, revenues were $1,760,000, a decrease of $834,000 or 32% from the $2,594,000 revenues in the same period last year. Gross margin for the quarter ended March 31, 2001 was $1,279,000, a decrease of $982,000 or 43% over the $2,261,000 gross margin in the same period last year. The Company had a net loss of ($552,000) or ($0.05) per diluted share for the second quarter of fiscal 2001, compared with net income of $333,000 or $0.03 per diluted share for the second quarter of fiscal 2000.  In the six months ended March 31, 2001, revenues were $3,810,000, a decrease of $1,509,000 or 28% over the $5,319,000 revenues in the same period last year. Gross margin for the six months ended March 31, 2001 was $2,840,000, a decrease of $1,766,000 or 38% over the $4,606,000 gross margin in the same period last year. The Company had a net loss of ($725,000) or ($0.07) per diluted share for the six month period ended March 31, 2001, compared with  net income of $923,000 or $0.08 per diluted share for the same period last year.

            At March 31, 2001 the Company had $75,000 in cash and cash equivalents as compared to $537,000 on September 30, 2000.  The Company retained its $2,500,000 revolving line of credit, which is subject to the revised terms and conditions as discussed in the Liquidity and Capital section.  The $250,000 equipment line of credit was also retained. The borrowings under the revolving line of credit were  $252,000 at March 31, 2001, compared to $513,000 at September 30, 2000.  There were no borrowings under the equipment line of credit on March 31, 2001 and September 30, 2000.

            The Company believes that the second quarter of fiscal 2001, while showing less than expected net income, has shown the results of stricter sales and credit terms, resulting in better cash flow from operations, and pay down of the line of credit.  The improved condition of the Company’s liquidity and capital should permit the Company to meet anticipated growth in the future. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers.  The Company is looking for an upward sales trend in the remaining quarters of fiscal 2001.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2001 and 2000

             Net Sales.     Net sales for the three-month period ended March 31, 2001 were $1,760,000, compared to $2,594,000 for the same period in 2000, a decrease of $834,000, or 32%. Net sales for the six-month period ended March 31, 2001 were $3,810,000, compared to $5,319,000 for the same period in 2000, a decrease of $1,509,000 or 28%.  The decrease was primarily attributable to the Company’s more stringent order acceptance criteria, adopted in September 2000, in the forms processing market with its Doctus™ technology.  The Company believes that the adoption of its more stringent criteria for accepting orders will result in a lower percentage of the Company’s accounts receivable being slow-paying or uncollectable.

             Gross Margin.    Gross margin for the three-month period ended March 31, 2001 was $1,279,000, compared to $2,261,000 for the same period in 2000, a decrease of $982,000 or 43%. Stated as a percentage of net sales, gross margin decreased to 73% for the three-month period ended March 31, 2001 compared to 87% for the same period in 2000.  Gross margin for the six-month period ended March 31, 2001 was $2,840,000, compared to $4,606,000 for the same period in 2000, a decrease of $1,766,000 or 38%. Stated as a percentage of net sales, gross margins decreased to 75% for the six-month period ended March 31, 2001, compared to 87% for the same period in 2000. The decrease in both gross margin and as a percentage of net sales resulted primarily from increased sales of the Company’s CheckQuest™ products, installations of which include hardware which typically carry smaller gross margins.

             Operations.  Operations expenses for the three-month period ended March 31, 2001 were $327,000, compared to $290,000 for the same period in 2000, an increase of $37,000 or 13%. Stated as a percentage of net sales, operations expenses were 19% for the three-month period ended March 31, 2001, as compared with 11% for the same period in 2000.  The increase in both expenses and percentage of net sales is primarily attributable to staff additions and operating expenses related to support of the Company’s CheckQuest™ product line.  Operations expenses for the six-month period ended March 31, 2001 were $653,000, compared to $508,000 for the same period in 2000, an increase of $145,000 or 29%. Stated as a percentage of net sales, operations expenses increased to 17% for the six-month period ended March 31, 2001, compared to 10% for the same period in 2000.  The increase in expenses and as a percentage of net revenue is primarily attributable to staff additions and operating expenses related to support of the Company’s CheckQuest™ product line.

             General and Administrative.    General and administrative expenses for the three-month period ended March 31, 2001 were $513,000, compared to $458,000 for the same period in 2000, an increase of $55,000 or 12%. Stated as a percentage of net sales, general and administrative expenses increased to 29% for the three-month period ended March 31, 2001, compared to 18% for the same period in 2000. The increases in expenses for the three months were primarily attributable to costs associated with legal and other outside professional services, while the increase in the percentage of net sales is primarily attributable to reduced sales.  General and administrative expenses for the six-month period ended March 31, 2001 were $930,000, compared to $895,000 for the same period in 2000, an increase of $35,000 or 4%. Stated as a percentage of net sales, general and administrative expenses increased to 24% for the six-month period ended March 31, 2001, compared to 17% for the same period in 2000. The increase in expenses for the six months were primarily attributable to costs associated with legal and other outside professional services, while the increase in the percentage of net sales is primarily attributable to reduced sales.

             Research and Development.    Research and development expenses for the three-month period ended March 31, 2001 were $436,000, compared to $472,000 for the same period in 2000, a decrease of $36,000 or 8%. The decrease in expenses is the result of a reduction in contract services, no longer needed due to the completion of certain engineering projects. Stated as a percentage of net sales, research and development expenses increased to 25% for the three-month period ended March 31, 2001, compared to 18% for the same period in 2000. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales. Research and development expenses for the six-month period ended March 31, 2001 were $939,000, compared to $973,000 for the same period in 2000, a decrease of $34,000 or 3%. The decrease in expenses is the result of a reduction in contract services, no longer needed due to the completion of certain engineering projects. Stated as a percentage of net sales, research and development expenses before charges to cost of goods sold increased to 25% for the six-month period ended March 31, 2001, compared to 18% for the same period in 2000. The increase as a percentage of net sales for the six-month period is primarily attributable to the decrease in sales.

             Selling and Marketing.    Selling and marketing expenses for the three-month period ended March 31, 2001 were $534,000, compared to $705,000 for the same period in 2000, a decrease of $171,000 or 24%. Stated as a percentage of net sales, selling and marketing expenses increased to 30% from 27% for the same period in 2000. The decrease in expenses is primarily attributable to the reduction of personnel and elimination of marketing efforts on certain products.  The increase as a percentage of net sales is primarily attributable to the decrease in sales. Selling and marketing expenses for the six-month period ended March 31, 2001 were $1,001,000, compared to $1,298,000 for the same period in 2000, a decrease of $297,000 or 23%. Stated as a percentage of net sales, selling and marketing expenses increased to 26% from 24% for the same period in 2000. The decrease in expenses is primarily attributable to the reduction of personnel and elimination of marketing efforts on certain products.  The increase as a percentage of net sales is primarily attributable to the decrease in sales.

             Interest and Other Income (Expense) - Net.    Interest expense for the three-month period ended March 31,2001 was $21,000, compared to interest income of $2,000 for the same period in 2000, a change of $23,000.  Interest expense for the six-month period ended March 31, 2001 was $42,000, compared to interest income of $9,000 for the same period in 2000, a change of $51,000.  The increase in net interest expense for the period ended March 31, 2001 is primarily the result of borrowings under the Company’s line of credit.

LIQUIDITY AND CAPITAL

            The Company’s cash position was reduced in the second quarter of fiscal 2001.  At March 31, 2001 the Company had $75,000 in cash and cash equivalents as compared to $537,000 at September 30, 2000.  This represents a decrease of $462,000.  Accounts receivable totaled $5,683,000, a decrease of $451,000 over the September 30, 2000, balance of $6,134,000.  This decrease was primarily a result of collection of existing receivables, combined with stricter credit terms on new sales. The Company retained its $2,500,000 revolving line of credit, which is subject to revised terms and conditions as discussed below.  The $250,000 equipment line of credit was also retained.  The borrowings under the revolving line of credit were $252,000 at March 31, 2001, a reduction of $261,000 from the balance of $513,000 at September 30, 2000.  There were no borrowings under the equipment line of credit at March 31, 2001 and September 30, 2000.

            The Company has financed its cash needs during fiscal 2000 and the first two quarters of fiscal 2001 primarily from borrowings and collection of accounts receivable.

            Net cash used by operating activities during the six months ended March 31, 2001 was $112,000.  The primary use of cash from operating activities was a net loss of $725,000, a decrease in unearned income of $72,000, a decrease in accrued payroll and related taxes of $74,000, an decrease in other accrued liabilities of $108,000 and an increase in inventories, prepaid expenses and other assets of $40,000.  The primary source of cash from operating activities was depreciation and amortization of $267,000, a decrease in the accounts receivables of $331,000, an increase in accounts payable of $190,000, and an increase to the reserve for doubtful accounts of $120,000.

            The Company's working capital and current ratio were $3,389,000 and 2.34, respectively, at March 31, 2001, and $4,030,000 and 2.42, respectively, at September 30, 2000.  At March 31, 2001, total liabilities to equity ratio was .61 to 1 compared to .59 to 1 at September 30, 2000.  As of March 31, 2001, total liabilities were reduced by $324,000 from the balance at September 30, 2000.

             In August 2000, the Company increased its working capital line of credit to  $2,500,000.  The line of credit expires on August 15, 2001, and interest is payable at prime plus 1.5 percentage points.  In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions.  The Company had borrowings under the working capital line of credit on March 31, 2001 of $252,000, compared with $513,000 as of September 30, 2000.  There were no borrowings under the equipment line of credit as of March 31, 2001 and September 30, 2000. The Company’s line of credit agreements contain financial covenants, the violation of which could allow the Company’s lender to declare the line of credit agreements to be in default.  At September 30, 2000, the Company was in violation of certain working capital line of credit financial covenants, including those regarding the Company’s net worth ratio, the Company’s minimum working capital, and the Company’s current ratio.  During February, 2001 the Company’s lender agreed to adjust the net worth covenant such that the Company was in compliance, and has further waived the other covenant violations through August 15, 2001, provided the Company remains in compliance with the remaining terms of the line of credit agreements and maintains the balance outstanding under the line of credit at $1,350,000 or less, and reduces such balance to $1,000,000 or less on or before January 30, 2001, and to $750,000 or less on or before February 28, 2001, and to $500,000 or less on or before March 31, 2001.  At March 31, 2001, the Company’s net loss caused it to fall below the net worth covenant, a violation of the revised terms of the line of credit.  The Company received a verbal temporary waiver of such covenant, due to the Company’s long history with the lender, and the assurance that such line would be shortly paid in full.  As of March 31, 2001, the Company’s outstanding principal balance under the working capital line of credit was $252,000, and as of May 1, 2001, the Company’s outstanding principal balance under this line of credit was $0.  As of the date of this report, the Company continues to be in violation of the net worth covenant, which could result in the lender’s denial of credit under these lines, though no such denial has occurred.  The Company is currently in negotiation with the lender to revise the covenants to bring the Company into compliance.  The Company believes that the outcome of this negotiation will result in a line of a credit sufficient to meet its needs, but no assurance can be made that the negotiations will be successful, or a revised line of credit would carry a similar principal balance or interest rate.

            The Company believes that it will be able to renew the revised current credit lines with its current lender, however, if such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available.  The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash and cash generated from operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

            The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company’s variable rate working capital line of credit, as described under “Management’s Discussion and Analysis of  Financial Condition and Results of Operations—Liquidity and Capital.”  The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

            In the normal course of business the Company, at various times, has been named in lawsuits.  There has been no material change in legal proceedings from those disclosed previously in the Company's Form 10-K for the year ended September 30, 2000.  The Company and the individual defendants believe that these claims are without merit, and intend to defend against them vigorously. No estimate of loss or range of estimate of loss, if any, can be made at this time.  An adverse outcome of these cases could, however, result in a material adverse effect on the Company’s financial position and results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders

             a.          The Company’s Annual Meeting of Stockholders was held on February 7, 2001 (the “Meeting”)

             c.     1. The following directors were elected at the Meeting.

Director	Number of Shares Voted
	For	Against or Withheld	Abstain or Broker Non-Vote
John M. Thornton	10,414,428	161,406
Gerald I. Farmer, Ph.D	10,357,078	218,756
James B. DeBello	10,411,028	164,806
Daniel E. Steimle	10,406,243	169,591
Sally B. Thornton	10,357,608	218,226

                    2.   The Company’s 2000 Stock Option Plan was approved.

Number of Shares Voted
For	Against or Withheld	Abstain or Broker Non-Vote
4,947,759	601,558	5,026,487

       3.  Deloitte & Touche LLP was ratified as the Company’s 2001 auditors
Number of Shares Voted
For	Against or Withheld	Abstain or Broker Non-Vote
10,474,369	81,450	20,015

Item 6.            Exhibits and Reports on Form 8-K

            a.         Exhibits:  None

            b.         Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: May 15, 2001	/s/ John Thornton
John Thornton, Chairman, President and
Chief Executive Officer, and Chief Financial Officer