Form 10-Q
period 2001-06-30
MITEK SYSTEMS INC
filed 2001-08-03
CIK 807863

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10070 Carroll Canyon Road, San Diego, California	92131

(Address of principal executive offices)	(Zip Code)

(858) 635-5900

Registrant's telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐.

        There were 11,120,954 shares outstanding of the registrant's Common Stock as of August 1, 2001.

PART 1:  FINANCIAL INFORMATION
MITEK SYSTEMS, INC
CONSOLIDATED BALANCE SHEETS
Unaudited

	June 30,	September 30,
	2001	2000

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$944,287	$537,113
Accounts receivable-net	5,005,034	6,134,218
Inventories-net	74,449	125,614
Prepaid expenses and other assets	85,572	76,020

Total current assets	6,109,342	6,872,965

PROPERTY AND EQUIPMENT-net	308,960	346,087
OTHER ASSETS	369,067	554,906

TOTAL ASSETS	$6,787,369	$7,773,958

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,143,203	$1,272,449
Accrued payroll and related taxes	465,725	483,063
Unearned income	326,104	368,640
Borrowings under line of credit	0	512,882
Other accrued liabilities	144,306	206,260

Total current liabilities	2,079,338	2,843,294

LONG-TERM LIABILITIES	29,540	41,103

TOTAL LIABILITIES	2,108,878	2,884,397

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY

Common stock - $.001 par value; 20,000,000 shares authorized; 11,119,843 issued and outstanding	11,120	11,120
Additional paid-in capital	9,214,023	9,208,083
Accumulated deficit	(4,546,652)	(4,329,642)

Total stockholders' equity	4,678,491	4,889,561

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,787,369	$7,773,958

See notes to consolidated  financial statements

MITEK SYSTEMS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED June 30,		NINE MONTHS ENDED June 30,

	2001	2000	2001	2000

NET SALES	$2,798,362	$2,135,734	$6,608,297	$7,455,026

COST OF SALES	670,868	656,084	1,640,670	1,369,793

GROSS MARGIN	2,127,494	1,479,650	4,967,627	6,085,233

COSTS AND EXPENSES:
Operations	281,380	390,487	934,450	898,410
General and administrative	351,935	563,255	1,281,579	1,457,905
Research and development	427,312	704,358	1,366,259	1,676,959
Selling and marketing	576,479	768,020	1,577,094	2,065,527

Total costs and expenses	1,637,106	2,426,120	5,159,382	6,098,801

OPERATING INCOME (LOSS)	490,388	(946,470)	(191,755)	(13,568)

Interest and other income (expense) - net	17,164	21,627	(25,256)	30,350

INCOME (LOSS) BEFORE INCOME TAXES	507,552	(924,843)	(217,011)	16,782

PROVISION FOR INCOME TAXES	0	(19,000)	0	0

NET INCOME (LOSS)	$507,552	$(905,843)	$(217,011)	$16,782

EARNINGS (LOSS) PER SHARE - BASIC	$0.05	$(0.08)	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING – BASIC	11,119,843	11,068,167	11,119,843	10,775,319

EARNINGS (LOSS) PER SHARE - DILUTED	$0.05	$(0.08)	$(0.02)	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	11,228,207	11,068,167	11,119,843	11,212,848

See notes to consolidated financial statements

MITEK SYSTEMS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	NINE MONTHS ENDED June 30,

	2001	2000

OPERATING ACTIVITIES
Net income (loss)	$(217,011)	$16,782
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	404,555	311,397
Provision for bad debts	195,000	150,000
Loss on disposal of property and equipment	0	1,010
Fair value of stock options granted to non-employees	5,940	31,115
Changes in assets and liabilities:
Accounts receivable	934,184	(2,198,296)
Inventories, prepaid expenses, and other assets	(41,646)	(442,150)
Accounts payable	(132,128)	436,941
Accrued payroll and related taxes	(17,338)	(45,103)
Unearned income	(42,536)	134,262
Other accrued liabilities	(73,516)	299,585

Net cash provided by (used in) operating activities	1,015,504	(1,304,457)

INVESTING ACTIVITIES
Purchases of property and equipment	(98,330)	(205,347)

Net cash used in investing activities	(98,330)	(205,347)

FINANCING ACTIVITIES
Proceeds from line of credit	1,046,000	0
Repayment of line of credit	(1,556,000)	0
Proceeds from exercise of stock options and warrants	0	603,543

Net cash (used in) provided by financing activities	(510,000)	603,543

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	407,174	(906,261)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	537,113	1,398,589

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$944,287	$492,328

Supplemental Disclosure of Cash Flow Information
Cash paid for income taxes	$0	$70,800
Cash paid for interest	$45,559	$1,357

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

             In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”.  SAB 101 provides the SEC staff’s views in applying generally accepted accounting principles to selected revenue recognition issues including software revenue recognition.  The Company will be required to adopt SAB 101 in the fourth quarter of the 2001 fiscal year, and the Company does not believe that the adoption of SAB 101 will have a material impact on it’s financial position or results of operations.

            Results for the three and nine months ended June 30, 2001 and June 30, 2000 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

             Recent Accounting Pronouncements – In June 2001 the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 141 prospectively prohibits the use of pooling of interests method of accounting for business combinations initiated after June 30, 2001.  SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001.  The amortization of existing goodwill will cease on December 31, 2001.  Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized.  SFAS No. 142, also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value.  The Company believes that these standards will not have a material impact on its financial position or results of operations.

2.         Inventories

            Inventories are summarized as follows:

	June 30, 2001	September 30, 2000

Raw materials	$2,628	$2,628
Finished goods	71,821	122,986

Total	$74,449	$125,614

3.         Commitments and contingencies

            In the normal course of business, the Company, at various times, has been named in lawsuits. As previously disclosed, the Company, and officers of the Company, William Boersing, John M. Thornton, Dennis A. Brittain, Noel Flynn, and Board of Director, James De Bello, were sued in five lawsuits filed in October and November 2000.  The same or similar allegations are made in all five lawsuits.  These lawsuits were settled during the third quarter of fiscal 2001.  The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.  As previously disclosed, the Company was also a defendant in a case filed by DMS, Inc., d/b/a Document Management & Support. The plaintiff sought damages against the Company on a number of theories.  This lawsuit was dismissed during the quarter.

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

The Company believes that its results for the third quarter of fiscal 2001 demonstrate its ability to make this strategy successful. In the three months ending June 30, 2001, revenues were $2,798,000, an increase of $662,000 or 31% over the $2,136,000 revenues in the same period last year. Gross margin for the quarter ended June 30, 2001 was $2,127,000, an increase of $647,000 or 44% over the $1,480,000 gross margin in the same period last year. The Company earned net income of $508,000 or $0.05 per basic and diluted share for the third quarter of fiscal 2001, compared with a net loss of ($906,000) or ($0.08) per basic and diluted share for the third quarter of fiscal 2000.  In the nine months ending June 30, 2001, revenues were $6,608,000, a decrease of $847,000 or 11% over the $7,455,000 revenues in the same period last year. Gross margin for the nine months ended June 30, 2001 was $4,968,000, a decrease of  $1,117,000 or 18% over the $6,085,000 gross margin in the same period last year. The Company had a net loss of ($217,000) or ($0.02) per basic and diluted share for the nine month period ending June 30, 2001, compared with net income of $17,000 or $0.00 per diluted share for the same period last year.

The Company’s cash position increased in the third quarter of fiscal 2001. At June 30, 2001 the Company had $.9 million in cash and cash equivalents as compared to $.5 million on September 30, 2000. During the third quarter 2001, the Company renegotiated its lines of credit, which now have limits on available borrowings of $750,000 on the revolving line of credit and $250,000 on the equipment line of credit. There were no borrowings under the lines of credit as of June 30, 2001.

The Company believes that the third quarter of fiscal 2001 is demonstrating the benefits of previous policies of stricter sales and credit terms, resulting in better cash flow from operations, and payoff of the line of credit.  The improved condition of the Company’s liquidity and capital should permit the Company to meet anticipated growth in the future. The Company will continue to work very closely with its customers to meet their needs and the needs of their customers.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2001 and 2000

             Net Sales.  Net sales for the three-month period ended June 30, 2001 were $2,798,000, compared to $2,136,000 for the same period in 2000, an increase of $662,000, or 31%. Net sales for the nine-month period ended June 30, 2001 were $6,608,000, compared to $7,455,000 for the same period in 2000, a decrease of $847,000 or 11%. The increase for the quarter was primarily attributable to penetrating target markets for the Company’s Checkquest product.   The decrease for the nine-month period is primarily attributable to reduced sales of the Company’s Doctus product.

             Gross Margin.  Gross margin for the three-month period ended June 30, 2001 was $2,127,000, compared to $1,480,000 for the same period in 2000, an increase of $647,000 or 44%.  Stated as a percentage of net sales, gross margin increased to 76% for the three-month period ended June 30, 2001 compared to 69% for the same period in 2000.  Gross margins for the nine-month period ended June 30, 2001 were $4,968,000, compared to $6,085,000 for the same period in 2000, a decrease of $1,117,000 or 18%.  Stated as a percentage of net sales, gross margins decreased to 75% for the nine-month period ended June 30, 2001, compared to 82% for the same period in 2000.  The increase in gross margin both in the dollar amount and as a percentage of gross sales for the quarter resulted primarily from increased software sales as a percentage of the product mix. The decrease in gross margin both in dollars and as a percentage of sales for the nine-month period resulted primarily from lower sales and  product mix.

             Operations.  Operations expenses for the three-month period ended June 30, 2001 were $281,000, compared to $390,000 for the same period in 2000, a decrease of $109,000 or 28%. Stated as a percentage of net sales, operations expenses decreased to 10% for the three-month period ended June 30, 2001, as compared to 18% for the three-month period ended June 30, 2000.  The decrease in expense is primarily attributable to reduced expenses for materials, travel and other discretionary expenses.  Operations expenses for the nine-month period ended June 30, 2001 were $934,000, compared to $898,000 for the same period in 2000, an increase of $36,000 or 4%. Stated as a percentage of net sales, operations expenses increased to 14% for the nine-month period ended June 30, 2001, compared to 12% for the same period in 2000.  This increase in expenses is primarily attributable to additional travel and other discretionary expenses.

             General and Administrative.  General and administrative expenses for the three-month period ended June 30, 2001 were $352,000, compared to $563,000 for the same period in 2000, a decrease of $211,000 or 37%.  Stated as a percentage of net sales, general and administrative expenses decreased to 13% for the three month period ended June 30, 2001, compared to 26% for the same period in 2000. The decrease in expenses for the three months were primarily attributable to a reduction in costs associated with outside professional services and costs associated with Nasdaq Market listing.  General and administrative expenses for the nine-month period ended June 30, 2001 were $1,282,000, compared to $1,458,000 for the same period in 2000, a decrease of $176,000 or 12%. Stated as a percentage of net sales, general and administrative expenses decreased to 19% for the nine-month period ended June 30, 2001, compared to 20% for the same period in 2000. The decrease in expenses for the nine months were primarily attributable to costs associated with outside professional services.

             Research and Development.  Research and development expenses for the three-month period ended June 30, 2001 were $427,000, compared to $704,000 for the same period in 2000, a decrease of $277,000 or 39%. Stated as a percentage of net sales, research and development expenses decreased to 15% for the three-month period ended June 30, 2001, compared to 33% for the same period in 2000. The decrease in expenses is primarily attributable to a reduction in outside services related to the conclusion of certain engineering projects. The decrease as a percentage of net sales for the three-month period is primarily attributable to the decrease in absolute dollar expenditures. Research and development expenses for the nine-month period ended June 30, 2001 were $1,366,000, compared to $1,677,000 for the same period in 2000, a decrease of $311,000 or 19%. Stated as a percentage of net sales, research and development expenses decreased to 21% for the nine-month period ended June 30, 2001, compared to 22% for the same period in 2000. The decrease in expenses is primarily attributable to a reduction in outside services related to the conclusion of certain engineering projects. The decrease as a percentage of net sales for the nine-month period is primarily attributable to the decrease in absolute dollar expenditures.

             Selling and Marketing.  Selling and marketing expenses for the three-month period ended June 30, 2001 were $576,000, compared to $768,000 for the same period in 2000, a decrease of $192,000 or 25%.  Stated as a percentage of net sales, selling and marketing expenses decreased to 21% from 36% for the same period in 2000. The decrease in expenses is primarily attributable to the reduction of personnel and reduced marketing efforts on certain products. The decrease as a percentage of net sales is primarily attributable to the decrease in absolute dollar expenditures.  Selling and marketing expenses for the nine-month period ended June 30, 2001 were $1,577,000, compared to $2,066,000 for the same period in 2000, a decrease of $489,000 or 24%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% from 28% for the same period in 2000. The decrease in expenses is primarily attributable to the reduction of personnel and reduced marketing efforts on certain products.  The decrease as a percentage of net sales is primarily attributable to the decrease in absolute dollar expenditures.

             Interest and Other Income (Expense) - Net.  Other income for the three-month period ended March 31,2001 was $17,000, compared to other income of $22,000 for the same period in 2000, a decrease of $5,000.  Interest expense for the nine-month period ended June 30, 2001 was $25,000, compared to interest income of $30,000 for the same period in 2000, a decrease of $55,000.  The increase in net interest expense for the nine-months ended June 30, 2001 is primarily the result of borrowings under the Company’s line of credit.

LIQUIDITY AND CAPITAL

The Company’s cash position was increased in the third quarter of fiscal 2001.  At June 30, 2001 the Company had $944,000 in cash and cash equivalents as compared to $537,000 at September 30, 2000.  This represents an increase of $407,000.  Accounts receivable totaled $5,005,000, a decrease of $1,129,000 over the September 30, 2000, balance of $6,134,000.  This decrease was primarily a result of collection of existing receivables, combined with stricter credit terms on new sales. The Company revised its revolving line of credit, which is discussed below.  The $250,000 equipment line of credit was also retained.  There were no borrowings under the revolving line of credit at June 30, 2001, a reduction of $513,000 from the balance of $513,000 at September 30, 2000.  There were no borrowings under the equipment line of credit at June 30, 2001 and September 30, 2000.

            The Company has financed its cash needs during fiscal 2000 and the first three quarters of fiscal 2001 primarily from borrowings and collection of accounts receivable.

             Net cash generated by operating activities during the nine months ended June 30, 2001 was $1,016,000.  The primary use of cash from operating activities was a net loss of $217,000, a decrease in accounts payable of $132,000, a decrease in unearned income of $43,000, a decrease in accrued payroll and related taxes of $17,000, a decrease in other accrued liabilities of $74,000 and an increase in inventories, prepaid expenses and other assets of $42,000.  The primary source of cash from operating activities was depreciation and amortization of $405,000, a decrease in the accounts receivables of $934,000, and an increase to the reserve for doubtful accounts of $195,000.

             The Company's working capital and current ratio was $4,030,000 and 2.94 at June 30, 2001, and $4,030,000 and 2.42 at September 30, 2000. At June 30, 2001, total liabilities to equity ratio was .45 to 1 compared to .59 to 1 at September 30, 2000. As of June 30, 2001, total liabilities were reduced by $775,000 from September 30, 2000.

             In August 2000, the Company increased its working capital line of credit to  $2,500,000.  The line of credit expires on August 15, 2001, and interest is payable at prime plus 1.5 percentage points.  In addition, the Company renewed its equipment credit line in the amount of $250,000 under similar terms and conditions.  The Company had no borrowings under the working capital line of credit on June 30, 2001, compared with $513,000 as of September 30, 2000.  There were no borrowings under the equipment line of credit as of June 30, 2001 and September 30, 2000. The Company’s line of credit agreements contain financial covenants, the violation of which could allow the Company’s lender to declare the line of credit agreements to be in default.  At September 30, 2000, the Company was in violation of certain working capital line of credit financial covenants, including those regarding the Company’s net worth ratio, the Company’s minimum working capital, and the Company’s current ratio.  During February, 2001 the Company’s lender agreed to adjust the net worth covenant such that the Company was in compliance, and has further waived the other covenant violations through August 15, 2001, provided the Company remains in compliance with the remaining terms of the line of credit agreements and maintains the balance outstanding under the line of credit at $1,350,000 or less, and reduces such balance to $1,000,000 or less on or before January 30, 2001, and to $750,000 or less on or before February 28, 2001, and to $500,000 or less on or before March 31, 2001.  At March 31, 2001, the Company’s net loss caused it to fall below the net worth covenant, a violation of the revised terms of the line of credit.  The Company received a verbal temporary waiver of such covenant, due to the Company’s long history with the lender, and the assurance that such line would be shortly paid in full.  During the third quarter 2001, the Company renegotiated its lines of credit, which now have limits on available borrowings of $750,000.  This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line.  Though the Company had no borrowings under the credit lines as of June 30, 2001, at such time the Company’s net worth was $4,030,000.

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

PART II - OTHER INFORMATION

Item 1.            Legal Proceedings.

            In the normal course of business, the Company, at various times, has been named in lawsuits. As previously disclosed, the Company, and officers of the Company, William Boersing, John M. Thornton, Dennis A. Brittain, Noel Flynn, and Board of Director, James De Bello, were sued  in five lawsuits filed in October and November 2000.  The same or similar allegations are made in all five lawsuits.  These lawsuits were settled during the third quarter of fiscal 2001.  The settlement did not have a material adverse effect on the Company’s financial condition or results of operations.  As previously disclosed, the Company was also a defendant in a case filed by DMS, Inc., d/b/a Document Management & Support.  The plaintiff sought damages against the Company on a number of theories.  This lawsuit was dismissed during the quarter.

Item 6.            Exhibits and Reports on Form 8-K

            a.         Exhibits:  None

            b.         Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date:	August 1, 2001
John Thornton, Chairman, President, Chief Executive
Officer and Chief Financial Officer
(authorized officer and principal financial officer)