Form 10-K405
period 2001-09-30
MITEK SYSTEMS INC
filed 2001-12-27
CIK 807863

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
(x)              Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2001
                                       or
( )              Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

         The aggregate market value of voting stock held by non-affiliates of the registrant was $12,593,667 as of December 3, 2001 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

         There were 11,120,954 shares outstanding of the registrant's Common Stock as of December 3, 2001.

         Documents incorporated by reference in this report: Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 2001. Part III incorporates certain information by reference from the Proxy Statement for the 2001 Annual Meeting of Stockholders.

                               MITEK SYSTEMS, INC.

                                    FORM 10-K

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                      INDEX


PART I

Item 1        Business....................................................................................   1
Item 2        Properties..................................................................................   6
Item 3        Legal Proceedings...........................................................................   6
Item 4        Submission of Matters to a Vote of Security Holders.........................................   7

PART II

Item 5        Market for Registrant's Common Stock and Related Shareholder Matters........................   7
Item 6        Selected Financial Data.....................................................................   7
Item 7        Management's Discussion and Analysis of Results of Operations and Financial Condition.......   7
Item 7A       Quantitative and Qualitative Disclosures about Market Risk..................................   7
Item 8        Financial Statements and Supplementary Data.................................................   8
Item 9        Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.......   8

PART III

Item 10       Directors of the Registrant.................................................................   8
Item 11       Executive Compensation......................................................................   8
Item 12       Security Ownership of Certain Beneficial Owners andManagement...............................   8
Item 13       Certain Relationships and Related Transactions..............................................   8

PART IV

Item 14       Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   9
              Signatures..................................................................................  11

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

         The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes(R) API, and a licensed ICR software engine CheckScript(TM) (a trademark of Parascript LLC). QuickStrokes(R) API and CheckScript(TM) are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and IBM, and to systems integrators such as Computer Sciences Corporation. Major end users include Chevron, GTE, CitiBank, NYNEX, Fleet Bank, Chase Manhattan, Comerica Bank, HSBC, and British Telecom. QuickStrokes(R) API can process many foreign character sets.

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

         Leveraging its core technical competency in ICR, the Company has addressed the unstructured forms processing market with its Doctus(TM) product. Doctus(TM) incorporates the Company's core ICR technology in an application designed for end users in a broad variety of industries which require high volume automated data entry. The Company believes its Doctus(TM) software is a major innovation in forms processing because it economically handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed by a company. Doctus is able to process unstructured forms because it incorporates forms understanding technology. Mitek is marketing this software under the name DynaFind(TM). With DynaFind(TM), Doctus automatically classifies unstructured forms and extracts relevant data from the form contents. The Company has supplied DynaFind(TM)as a stand alone API to several important OEM's in the document processing field.

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

         QuickFX Pro(R) is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX Pro(R) reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.


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

         The Company's research and development organization included sixteen software engineers at September 30, 2001, including five with advanced degrees. In the fiscal year ended September 30, 2001, the Company spent approximately $1,830,000 on research and development and spent approximately $2,253,000 and $1,409,000 on research and development in fiscal years 2000 and 1999, respectively. The 2001, 2000 and 1999 figures do not include $0, $110,000, and $98,000, respectively, that was spent in research and development related to contract development and was charged to cost of sales.

          The Company balances its engineering resources between development of ICR technology and applications development. Of the sixteen software engineers, approximately seven are involved in ICR research and development of the QuickStrokes(R) API recognition engine. The remaining staff is involved in applications development, including the Doctus(TM), QuickFX(R), and CheckQuest(R) products, and customer services and support.

INTELLECTUAL PROPERTY

         The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company was notified that the U.S. Patent and Trademark Office has approved the issuance of a U.S. patent for its hierarchical character recognition systems. The patent will cover the multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. The Company may seek to file additional patents to expand the scope of patent coverage. The Company may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

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

         The Company provides maintenance and support on a contractual basis after the initial product warranty has expired. The Company provides telephone support and on-site support. Customers with maintenance coverage receive software updates from the Company. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, the Company's products are supported internationally by periodic distributor and customer visits by Company management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well as technical visits in addition to those previously mentioned.

         The ability to support international markets has materially assisted the Company in its international sales effort. International sales accounted for approximately 3%, 15%,and 22%, of the Company's net sales for the fiscal years ended September 30, 2001, 2000, and 1999, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal 2001 were made to customers in eighteen countries including Australia, Canada, Chile, Czech Republic, United Kingdom, France, Germany, Hong Kong, Israel, Italy, Jamaica, Japan, Malaysia, Netherlands, Portugal, Spain, Sweden and Singapore. The Company sells its products in United States currency only. The Company relied on a significant portion of its revenues from one customer in fiscal 2001, three customers in fiscal 2000, and one customer in fiscal 1999, respectively. Sales from these customers aggregated 11%, 52%, and 10% of net sales for the fiscal years 2001, 2000 and 1999, respectively.

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

         The Company's QuickStrokes(R) API product and licensed CheckScript(TM) product compete, to various degrees, with products produced by a number of substantial competitors such as A2IA, Parascript, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes(R) API and CheckScript(TM) competitors have existed longer and have far greater financial resources and industry connections than the Company.

         The Company's Doctus(TM) product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, Readsoft, and Cardiff Software, Inc. In addition, Doctus(TM) faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus(TM) is based on the Company's proprietary QuickStrokes(R) API engine, its competitive advantages reflect the advantages of the QuickStrokes(R) engine. The Company believes its Doctus(TM) software provides the highest levels of automation in the industry. The Company's document understanding software does not require extensive rules written by a programmer based on a large set of training documents. The software automatically "learns" how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus(TM) to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

         The Company's Checkquest(R) product competes against complete proprietary systems offered by software developers such as Bankware, AFS, and Document Solutions, Inc. Because Checkquest(R) is based on the Company's proprietary Quickstrokes(R) engine, the Company believes its Checkquest(R) software provides superior workflow technology, combined with the labor-saving recognition capabilities typically found in larger systems. By incorporating our superior check reading technology, we are providing our banking customers a streamlined check imaging process. Included in our CheckQuest(R) system is the ability to upgrade to web research on checks and also e-mail statements with the check images. This is important in that it brings the small community banks into the 21st century with technology typically only available to bigger banks. The Company's strategy is to position Checkquest(R) to compete successfully in the community bank marketplace while offering superior accuracy and workflow flexibility than competing systems currently on the market.

         Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

         As of September 30, 2001, the Company employed a total of 52 full-time and 5 part-time persons, consisting of 14 in marketing, sales and support, 19 in research and development, 18 in operations, and 6 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good

ITEM 2.  PROPERTIES

         The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 32,275 square feet of leased office building space in San Diego, California, of which the Company subleases to a third party approximately 9,000 square feet. The lease and sublease on these facilities expires June 30, 2002. During the year, the Company leased a customer services and support facility in Alabama. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         In the normal course of business, the Company, at various times, has been named in lawsuits. As previously disclosed, the Company, and officers of the Company, William Boersing, John M. Thornton, Dennis A. Brittain, Noel Flynn, and Board of Directors member, James De Bello, were sued in five lawsuits filed in October and November 2000. The same or similar allegations are made in all five lawsuits. These lawsuits were settled during the third quarter of fiscal 2001. The settlement did not have a material adverse effect on the Company's financial condition or results of operations. As previously disclosed, the Company was also a defendant in a case filed by DMS, Inc., d/b/a Document Management & Support. The plaintiff sought damages against the Company on a number of theories. This lawsuit was dismissed during the third quarter of fiscal 2001.

         During fiscal 1998, the Company was involved in a number of legal proceedings. All of these proceedings were resolved in fiscal year 1999, and the costs of these settlements are included in the Statement of Operations for the year ended September 30, 1999.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2001.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Market for Registrant's common equity and related stockholder matters is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for each of the years in the five-year period ended September 30, 2001 is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2001.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Quantitative and Qualitative disclosures about Market Risk is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2001.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements and supplementary data and the Independent Auditors' Report thereon are incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2002, under the heading "ELECTION OF DIRECTORS".

ITEM 11. EXECUTIVE COMPENSATION

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2002, under the heading "EXECUTIVE COMPENSATION".


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2002, under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 2001:

                                    Independent Auditors'  Report

                                    Balance Sheets -
                                            As of
                                            September 30, 2001 and 2000

                                    Statements of Operations -
                                            For the Years Ended
                                            September 30, 2001, 2000, and 1999

                                    Statements of
                                    Stockholders' Equity -
                                            For the Years Ended
                                            September 30, 2001, 2000, and 1999

                                    Statements of Cash Flows -
                                            For the Years Ended
                                            September 30, 2001, 2000, and 1999

                                    Notes to Financial Statements -
                                            For the years Ended
                                            September 30, 2001, 2000, and 1999

                           With the exception of the financial statements listed above and the other information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 2001, is not to be deemed to be filed as part of this report.


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

         3.2               Bylaws of Mitek Systems, Inc. as

                                    Amended and Restated. (1)

         10.1              1986 Stock Option Plan (2)

         10.2              1988 Non Qualified Stock Option Plan (2)

         10.3              1996 Stock Option Plan(3)

         10.4              1999 Stock Option Plan (4)

         10.5              401(k) Plan (2)

         13. Annual Report to Stockholders for the year ended September 30, 2001.

         23.               Independent Auditors' Consent


(1) Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1987

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996


         Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(3)      Incorporated by reference to the exhibits to the Company's Registration
                  Statement on Form 10-K for the fiscal year ended September 30, 2000

         (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 2001:

                  None

(4) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 21, 2001          MITEK SYSTEMS, INC.



                                  By: /s/ John M. Thornton
                                    ----------------------
                                          John M. Thornton,
                                          Chairman of the Board,
                                          President, Chief Executive Officer and
                                          Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John M. Thornton                                          December 21, 2001
John M. Thornton,
Chairman of the Board
President, Chief Executive Officer
 and Chief Financial Officer



/s/ Gerald I. Farmer                                          December 21, 2001
Gerald I. Farmer, Director



/s/ Daniel E. Steimle                                         December 21, 2001
Daniel E. Steimle, Director



/s/ Sally B. Thornton                                         December 21, 2001
Sally B. Thornton, Director


/s/ James B. DeBello                                          December 21, 2001
James B. DeBello, Director

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

          3.1              Certificate of Incorporation of
                           Mitek Systems of Delaware,
                           Inc. (now Mitek Systems, Inc.)
                           a Delaware corporation, as amended. (1)

          3.2              Bylaws of Mitek Systems, Inc.
                           as Amended and Restated. (1)

         10.1              1986 Stock Option Plan (2)

         10.2              1988 Non Qualified Stock Option Plan (2)

         10.3              1996 Stock Option Plan (3)

         10.4              1999 Stock Option Plan (4)

         10.5              401(k) Plan (2)

         13. Annual Report to Stockholders for the year ended September 30, 2001.

         23.               Independent Auditors' Consent


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