Form 10-Q
period 2001-12-31
MITEK SYSTEMS INC
filed 2002-02-13
CIK 807863

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2001 or

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0418827 (I.R.S. Employer Identification No.)
10070 Carroll Canyon Road, San Diego, California 92131 (Address of principal executive offices)	(Zip Code)

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

Yes /x/    No / /

        There were 11,134,843 shares outstanding of the registrant's Common Stock as of January 31, 2002.

Mitek Systems, Inc.
FORM 10-Q
For the Quarter Ended December 31, 2001
INDEX

Page
Part 1. Financial Information
Item 1.	Financial Statements
	a)	Balance Sheets
As of December 31, 2001 and September 30, 2001
	a)	Statements of Operations
for the Three Months Ended December 31, 2001 and 2000
	c)	Statements of Cash Flows
for the Three Months Ended December 31, 2001 and 2000
	d)	Notes to Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K
Signature

PART 1: FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEETS

	December 31, 2001	September 30, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,136,817	$865,347
Accounts receivable-net of allowances of ($369,025) and ($458,912) respectively	5,043,218	4,452,512
Inventories	22,103	40,731
Prepaid expenses and other assets	76,284	96,803

Total current assets	6,278,422	5,455,393
PROPERTY AND EQUIPMENT-net	352,807	294,157
OTHER ASSETS	727,503	865,956

TOTAL ASSETS	$7,358,732	$6,615,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,069,863	$1,129,574
Accrued payroll and related taxes	620,963	440,006
Unearned income	390,216	299,261
Other accrued liabilities	4,414	7,398

Total current liabilities	2,085,456	1,876,239
LONG-TERM LIABILITIES	290,527	175,404

TOTAL LIABILITIES	2,375,983	2,051,643
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock—$.001 par value; 20,000,000 shares authorized, 11,120,954 issued and outstanding	11,121	11,121
Additional paid-in capital	9,262,676	9,223,808
Accumulated deficit	(4,291,048)	(4,671,066)

Total stockholders' equity	4,982,749	4,563,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,358,732	$6,615,506

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED December 31,
	2001	2000
NET SALES	$3,358,792	$2,049,515
COST OF SALES	866,871	488,241

GROSS MARGIN	2,491,921	1,561,274
COSTS AND EXPENSES:
Operations	408,423	326,499
General and administrative	487,357	416,480
Research and development	462,597	502,992
Selling and marketing	756,266	466,463

Total costs and expenses	2,114,643	1,712,434

OPERATING INCOME (LOSS)	377,278	(151,160)
Other income (expense)—net	10,739	(21,750)

INCOME (LOSS) BEFORE INCOME TAXES	388,017	(172,910)
PROVISION FOR INCOME TAXES	8,000	0

NET INCOME (LOSS)	$380,017	$(172,910)
NET INCOME (LOSS) PER SHARE—BASIC	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	11,120,954	11,119,843

NET INCOME (LOSS) PER SHARE—DILUTED	$0.03	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING—DILUTED	11,415,947	11,119,843

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
Unaudited

	THREE MONTHS ENDED December 31,
	2001	2000
OPERATING ACTIVITIES
Net income (loss)	$380,017	$(172,910)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	188,439	130,049
Provision for bad debts	30,000	45,000
Fair value of stock options issued to non-employees	38,868	(4,797)
Changes in assets and liabilities:
Accounts receivable	(620,706)	(807,137)
Inventories, prepaid expenses, and other assets	39,147	(64,921)
Accounts payable	(59,711)	(46,162)
Accrued payroll and related taxes	180,957	51,511
Unearned income	174,087	(201)
Other accrued liabilities	29,007	(8,208)

Net cash provided by (used in) operating activities	380,105	(877,776)
INVESTING ACTIVITIES
Purchases of property and equipment	(108,635)	0

Net cash used in investing activities	(108,635)	0
FINANCING ACTIVITIES
Proceeds from borrowings	0	795,000
Repayment of borrowings	0	(350,000)

Net cash provided by financing activities	0	445,000

NET INCREASE (DECREASE) IN CASH	271,470	(432,776)
CASH AT BEGINNING OF PERIOD	865,347	537,113

CASH AT END OF PERIOD	$1,136,817	$104,337

See accompanying notes to financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.
Basis of Presentation

        The accompanying unaudited consolidated financial statements of Mitek Systems, Inc., (the "Company") as of December 31, 2001 and the three months ended December 31, 2001 and 2000, have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do reflect all adjustments (consisting of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

        Results for the three months ended December 31, 2001 and 2000 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.
New Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has not determined the impact, if any, that this statement will have on its financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

        In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to maintain its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xii) inability to successfully carry out marketing and sales plans, including the Company's strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

        The Company's strategy for fiscal 2002 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its CheckQuest® product line, while maintaining sustained growth of the existing market for its QuickStrokes® and CheckScript™ product lines, and servicing specific applications of its Doctus product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

        In the three months ended December 31, 2001, net sales were $3,359,000, an increase of $1,309,000 or 64% over the $2,050,000 net sales in the same period last year. Gross margin for the quarter ended December 31, 2001 was $2,492,000, an increase of $931,000 or 60% over the $1,561,000 gross margin in the same period last year. The Company had a net income of $380,000 or $0.03 per diluted share for the first quarter of fiscal 2001, compared with a net loss of ($173,000) or ($0.02) per basic and diluted share for the first quarter of fiscal 2000

        At December 31, 2001 the Company had $1,137,000 in cash as compared to $865,000 on September 30, 2001. The Company retained its $750,000 revolving line of credit. There were no borrowings under the revolving line of credit at either December 31, 2001 or at September 30, 2001.

Analysis of Financial Condition and Results of Operations:

Comparison of Three Months Ended December 31, 2001 and 2000

        Net Sales.    Net sales for the three month period ended December 31, 2001 was $3,359,000, compared to $2,050,000 for the same period in 2000, an increase of $1,309,000, or 64%. The increase was primarily attributable to additional demand for the Company's CheckQuest product, coupled with additional demand for the Company's other intelligent character recognition technology offerings.

        Gross Margin.    Gross margin for the three month period ended December 31, 2001 was $2,492,000, compared to $1,561,000 for the same period in 2000, an increase of $931,000 or 60%. Stated as a percentage of net sales, gross margin decreased to 74% for the three month period ended December 31, 2001 compared to 76% for the same period in 2000. The decrease in gross margin is primarily due to increased sales of the Company's CheckQuest products, which include hardware which typically carry lower gross margins.

        Operations.    Operations expenses for the three month period ended December 31, 2001 were $408,000, compared to $326,000 for the same period in 2000, an increase of $82,000 or 25%. As a percentage of net sales, operations expenses decreased to 12% for the three month period ended December 31, 2001, compared to 16% for the same period in 2000. The dollar increase in expenses is primarily attributable to staff additions and operating expenses related to support of the Company's CheckQuest product line.

        General and Administrative.    General and administrative expenses for the three month period ended December 31, 2001 were $487,000, compared to $416,000 for the same period in 2000, an increase of $71,000 or 17%. As a percentage of net sales, general and administrative expenses decreased to 15% for the three month period ended December 31, 2001, compared to 20% for the same period in 2000. The dollar increase in expenses for the three month period is primarily attributable to additional costs associated with outside professional services.

        Research and Development.    Research and development expenses for the three month period ended December 31, 2001 were $463,000 compared to $503,000 for the same period in 2000, a decrease of $40,000 or 8%. Stated as a percentage of net sales, research and development expenses decreased to 14% for the three month period ended December 31, 2001, compared to 25% for the same period in 2000. The decrease in expenses for the three month period is primarily the result of reduced employee expense. As compared to the same quarter in 2000, fewer resources are devoted to developing the Company's Doctus product line, while additional resources are used in developing and maintaining the Company's CheckQuest product line and its various recognition engines, including Checkscript and Quickstrokes.

        Selling and Marketing.    Selling and marketing expenses for the three month period ended December 31, 2001 were $756,000, compared to $466,000 for the same period in 2000, an increase of $290,000 or 62%. Stated as a percentage of net sales, selling and marketing expenses was 23% in both periods. The dollar increase in expenses is attributable to the Company's addition of salespersons focusing their efforts on the CheckQuest product line.

        Interest and Other Income (Expense)—Net.    Net other income for the three month period ended December 31, 2001 was $11,000, compared to net interest expense of ($22,000) for the same period in 2000, a change of $33,000. Stated as a percentage of net sales, net interest and other income (expense) for the corresponding periods were 0% and 1%, respectively.

LIQUIDITY AND CAPITAL

        At December 31, 2001 the Company had $1,137,000 in cash as compared to $865,000 at September 30, 2001. Accounts receivable totaled $5,043,000, an increase of $590,000 over the September 30, 2001, balance of $4,453,000. This increase was primarily a result of sales occurring at the end of the 2002 fiscal quarter. The Company retained its $750,000 revolving line of credit. There were no borrowings under the revolving line of credit at either December 31, 2001 or at September 30, 2001.

        The Company has financed its cash needs during the first quarter of fiscal 2002 primarily from collection of accounts receivables and income from operations. The Company financed its cash needs during fiscal 2001 primarily from borrowings and collection of accounts receivable.

        Net cash provided by operating activities during the three months ended December 31, 2001 was $380,000. The primary use of cash from operating activities was an increase in accounts receivable of $621,000 and an decrease in accounts payable of $60,000. The primary source of cash from operating activities was net income of $380,000, depreciation and amortization of $188,000, an increase to the deferred revenue accounts of $174,000 and an increase in accrued payroll and related taxes of $180,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

        The Company's working capital and current ratio were $4,193,000 and 3.01, respectively, at December 31, 2001, and $3,579,000 and 2.91, respectively, at September 30, 2001. At December 31, 2001, total liabilities to equity ratio was .48 to 1 compared to .45 to 1 at September 30, 2001. As of December 31, 2001, total liabilities were greater by $324,000 than on September 30, 2001.

        The Company currently has a working capital line of credit. This line requires interest to be paid at prime plus 1 percentage point, but is subject to a limit on available borrowings of $750,000. The Company had no borrowings under the working capital line of credit on December 31, 2001 or at September 30, 2001. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line. Though the Company had no borrowings under the credit line as of December 31, 2001, at such time the Company's net worth was $4,983,000.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

        The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital." The Company had no borrowings at December 31, 2001. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits: None

  b.
  Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITEK SYSTEMS, INC.
Date: February 13, 2002	/s/ JOHN THORNTON John Thornton, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

INDEX
PART 1: FINANCIAL INFORMATION
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART I, ITEM 3
  PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES