Form 10-Q
period 2002-03-31
MITEK SYSTEMS INC
filed 2002-05-13
CIK 807863

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0418827 (I.R.S. Employer Identification No.)

10070 Carroll Canyon Road, San Diego, California (Address of principal executive offices)	92131 (Zip Code)

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

Yes ☒    No ☐

        There were 11,136,689 shares outstanding of the registrant's Common Stock as of May 1, 2002.

MITEK SYSTEMS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2002

INDEX

				Page
Part 1.	Financial Information
	Item 1.	Financial Statements
		a)	Balance Sheets As of March 31, 2002 and September 30, 2001	3
		b)	Statements of Operations for the Three and Six Months Ended March 31, 2002 and 2001	4
		c)	Statements of Cash Flows for the Six Months Ended March 31, 2002 and 2001	5
		e)	Notes to Financial Statements	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		7
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		11
Part II.	Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders		12
	Item 6.	Exhibits and Reports on Form 8-K		12
Signature				13

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

MITEK SYSTEMS, INC

BALANCE SHEETS

	March 31, 2002	September 30, 2001
	Unaudited
ASSETS
CURRENT ASSETS:
Cash	$708,697	$865,347
Accounts and note receivable-net of allowances of $260,208 and $339,025, respectively	5,703,891	4,452,512
Inventories	26,634	40,731
Prepaid expenses and other current assets	157,081	96,803

Total current assets	6,596,303	5,455,393
PROPERTY AND EQUIPMENT-net	315,642	294,157
OTHER ASSETS	601,789	865,956

TOTAL ASSETS	$7,513,734	$6,615,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,103,208	$1,129,574
Accrued payroll and related taxes	602,687	440,006
Deferred revenue	557,360	299,261
Other accrued liabilities	16,099	7,398

Total current liabilities	2,279,354	1,876,239
LONG-TERM LIABILITIES
Deferred rent	14,406	25,896
Deferred revenue	338,462	149,508

Total long term liabilities	352,868	175,404
TOTAL LIABILITIES	2,632,222	2,051,643

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock—$.001 par value; 20,000,000 shares authorized, 11,136,689 and 11,120,954 issued and outstanding at March 31, 2002 and September 30, 2001, respectively	11,137	11,121
Additional paid-in capital	9,301,959	9,223,808
Accumulated deficit	(4,431,584)	(4,671,066)

Net stockholders' equity	4,881,512	4,563,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,513,734	$6,615,506

See notes to financial statements

MITEK SYSTEMS, INC

STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED March 31,		SIX MONTHS ENDED March 31,
	2002	2001	2002	2001
REVENUE	$3,076,732	$1,779,985	$6,465,104	$3,829,500
COST OF REVENUE	923,600	501,126	1,820,051	989,367

GROSS MARGIN	2,153,132	1,278,859	4,645,053	2,840,133

COSTS AND EXPENSES:
Operations	390,508	326,571	798,932	653,071
General and administrative	540,185	513,165	1,027,542	929,644
Research and development	507,580	435,955	970,176	938,946
Selling and marketing	845,956	534,151	1,602,222	1,000,615

Total costs and expenses	2,284,229	1,809,842	4,398,872	3,522,276

OPERATING INCOME (LOSS)	(131,097)	(530,983)	246,181	(682,143)
Interest and other income (expense)—net	(12,439)	(20,670)	(1,699)	(42,420)

INCOME (LOSS) BEFORE INCOME TAXES	(143,536)	(551,653)	244,482	(724,563)
PROVISION FOR INCOME TAXES (BENEFIT)	(3,000)		5,000

NET INCOME (LOSS)	$(140,536)	$(551,653)	$239,482	$(724,563)

EARNINGS (LOSS) PER SHARE—BASIC	$(0.01)	$(0.05)	$0.02	$(0.07)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	11,135,468	11,119,843	11,128,131	11,119,843

EARNINGS (LOSS) PER SHARE—DILUTED	$(0.01)	$(0.05)	$0.02	$(0.07)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING—DILUTED	11,135,468	11,119,843	11,466,566	11,119,843

See notes to financial statements

MITEK SYSTEMS, INC

STATEMENTS OF CASH FLOWS

Unaudited

	SIX MONTHS ENDED March 31,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$239,482	$(724,563)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	367,951	267,261
Provision for bad debts	60,000	120,000
Fair value of stock options issued to non-employees	67,210	(2,027)
Changes in assets and liabilities:
Accounts receivable	(1,311,379)	331,302
Inventories, prepaid expenses, and other assets	(46,181)	(40,056)
Accounts payable	(26,366)	190,105
Accrued payroll and related taxes	162,681	(73,678)
Deferred Revenue	447,053	(72,269)
Other accrued liabilities	(2,789)	(108,427)

Net cash used in operating activities	(42,338)	(112,352)
INVESTING ACTIVITIES
Purchases of property and equipment	(125,268)	(90,161)

Net cash used in investing activities	(125,268)	(90,161)
FINANCING ACTIVITIES
Proceeds from borrowings	100,000	941,000
Repayment of borrowings	(100,000)	(1,201,000)
Proceeds from exercise of stock options and warrants	10,956	0

Net cash provided by (used in) financing activities	10,956	(260,000)

NET DECREASE IN CASH	(156,650)	(462,513)
CASH AT BEGINNING OF PERIOD	865,347	537,113

CASH AT END OF PERIOD	$708,697	$74,600

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$543	$42,640

See notes to financial statements

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

        The accompanying unaudited financial statements of Mitek Systems, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

        Results for the three months ended March 31, 2002 and March 31, 2001 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2. New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001 The Company has evaluated the applicability of SFAS 144 and has determined that it will not have a material impact on its financial statements.

        In November 2001, the staff of the Financial Accounting Standards Board ("FASB") issued as interpretive guidance the Emerging Issues Task Force EITF D-103: Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that are commonly referred to as out-of-pocket expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This guidance requires reimbursements received from customers for out-of-pocket expenses incurred to be characterized as revenue in the Company's statement of operations. The Company had been recording these reimbursements as a reduction of expense. The new guidance requires retroactive reclassification of all periods presented to reflect the new accounting provisions. The Company has implemented EITF D-103 in the second quarter of 2002, thereby impacting the Company's revenue classification by increasing both revenues and costs of revenue by an equal amount, however net income is not affected. Accordingly, both revenues and costs of revenue for the three and six month periods ended March 31, 2001 have been increased by approximately $20,000 for the respective periods. Revenues related to the reimbursements of out-of-pocket expenses were $59,000 and $86,000 for the three and six months ended March 31, 2002.

3. Related Party Transactions

        In the second quarter of 2002, the Company engaged the services of one of its directors to provide consulting services unrelated to service as a board member. The total amount paid for these services was $33,000.

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

        In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to maintain its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xii) inability to successfully carry out marketing and sales; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

        The Company's strategy for fiscal 2002 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its CheckQuest® product line, while maintaining sustained growth of the existing market for its QuickStrokes® and CheckScript™ product lines, and marketing specific applications of its Doctus product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

CRITICAL ACCOUNTING POLICIES

        Revenue Recognition. Revenues from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility or vendor specific evidence about the value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Software license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the initial shipment. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer.

        Accounts Receivable. We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer's current creditworthiness. We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

        Deferred Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses or if the Company is unable to generate sufficient future taxable income we could be required to maintain the valuation allowance against our deferred tax assets.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        Comparison of Three Months and Six Months Ended March 31, 2002 and 2001

        Net Sales.    Net sales for the three-month period ended March 31, 2002 were $3,080,000, compared to $1,780,000 for the same period in 2001, an increase of $1,300,000, or 73%. Net sales for the six-month period ended March 31, 2002 were $6,465,000, compared to $3,830,000 for the same period in 2001, an increase of $2,635,000 or 69%. The increase was primarily attributable to increased market penetration for the Company's Checkquest product line, as well as initial and renewal license agreements for core technology, which the Company was able to secure with several key customers.

        Gross Margin.    Gross margin for the three-month period ended March 31, 2002 was $2,153,000, compared to $1,279,000 for the same period in 2001, an increase of $874,000 or 68%. Stated as a percentage of net sales, gross margin decreased to 71% for the three-month period ended March 31, 2002 compared to 73% for the same period in 2001. Gross margin for the six-month period ended March 31, 2002 was $4,645,000, compared to $2,840,000 for the same period in 2001, an increase of $1,805,000 or 64%. Stated as a percentage of net sales, gross margins decreased to 73% for the six-month period ended March 31, 2002, compared to 75% for the same period in 2001. The dollar increase in gross margin is primarily attributable to increased sales. The decrease in gross margin, as a percentage of net sales, is primarily due to increased sales of the Company's CheckQuest products, which include hardware which typically carry lower gross margins.

        Operations Expenses.    Operations expenses for the three-month period ended March 31, 2002 were $391,000, compared to $327,000 for the same period in 2001, an increase of $64,000 or 20%. Stated as a percentage of net sales, operations expenses were 13% for the three-month period ended March 31, 2002, as compared with 19% for the same period in 2001. The dollar increase in expenses is primarily attributable to staff additions and operating expenses. The decrease as a percentage of net sales is attributable to increased sales. Operations expenses for the six-month period ended March 31, 2002 were $799,000, compared to $653,000 for the same period in 2001, an increase of $146,000 or 22%. Stated as a percentage of net sales, operations expenses decreased to 12% for the six-month period ended March 31, 2002, compared to 17% for the same period in 2001. The dollar increase in expenses is primarily attributable to staff additions and operating expenses related to support of the Company's CheckQuest™ product line. The decrease as a percentage of net sales is attributable to increased sales.

        General and Administrative Expenses.    General and administrative expenses for the three-month period ended March 31, 2002 were $540,000, compared to $513,000 for the same period in 2001, an increase of $27,000 or 5%. Stated as a percentage of net sales, general and administrative expenses decreased to 18% for the three-month period ended March 31, 2002, compared to 29% for the same period in 2001. The dollar increase in expenses for the three months is primarily attributable to costs associated with outside professional services, while the decrease as a percentage of net sales is primarily attributable to increased sales. General and administrative expenses for the six-month period ended March 31, 2002 were $1,028,000, compared to $930,000 for the same period in 2001, an increase of $98,000 or 11%. Stated as a percentage of net sales, general and administrative expenses decreased to 16% for the six-month period ended March 31, 2002, compared to 24% for the same period in 2001. The dollar increase in expenses for the six months is primarily attributable to costs associated with outside professional services, primarily shareholder relations and financial consultants, while the decrease as a percentage of net sales is primarily attributable to increased sales.

        Research and Development Expenses.    Research and development expenses are incurred to maintain and enhance existing products. Research and development expenses for the three-month period ended March 31, 2002 were $508,000, compared to $436,000 for the same period in 2001, an increase of $72,000 or 17%. The dollar increase in expenses is the result of staff additions as well as increased compensation of the engineering staff, resulting from normal periodic performance reviews. Stated as a percentage of net sales, research and development expenses decreased to 16% for the three-month period ended March 31, 2002, compared to 25% for the same period in 2001. The decrease as a percentage of net sales for the three-month period is primarily attributable to the increase in sales. Research and development expenses for the six-month period ended March 31, 2002 were $970,000, compared to $939,000 for the same period in 2001, an increase of $31,000 or 3%. The dollar increase in expenses is the result of staff additions as well as increased compensation of engineering staff, resulting from normal periodic performance reviews. Stated as a percentage of net sales, research and development expenses decreased to 15% for the six-month period ended March 31, 2002, compared to 25% for the same period in 2001. The decrease as a percentage of net sales for the six-month period is primarily attributable to the increase in sales.

        Selling and Marketing Expenses.    Selling and marketing expenses for the three-month period ended March 31, 2002 were $846,000, compared to $534,000 for the same period in 2001, an increase of $312,000 or 58%. Stated as a percentage of net sales, selling and marketing expenses decreased to 27% from 30% for the same period in 2001 The dollar increase in expenses is attributable to the Company's addition of salespersons focusing their efforts on the CheckQuest product line. The decrease as a percentage of net sales is primarily attributable to the increase in sales. Selling and marketing expenses for the six-month period ended March 31, 2002 were $1,602,000, compared to $1,001,000 for the same period in 2001, an increase of $601,000 or 60%. Stated as a percentage of net sales, selling and marketing expenses decreased to 25% from 26% for the same period in 2001. The dollar increase in expenses is attributable to the Company's addition of salespersons focusing their efforts on the CheckQuest product line. The decrease as a percentage of net sales is primarily attributable to the increase in sales.

        Interest and Other Income (Expense)—Net.    Interest and other income (expense) for the three-month period ended March 31, 2002 was $12,000, compared to $21,000 for the same period in 2001, a decrease of $9,000. Interest expense for the six-month period ended March 31, 2002 was $2,000, compared to $42,000 for the same period in 2001, a decrease of $40,000. The decrease in net interest expense for the period ended March 31, 2002 is primarily the result of reduced borrowings under the Company's line of credit.

LIQUIDITY AND CAPITAL

        At March 31, 2002 the Company had $709,000 in cash as compared to $865,000 at September 30, 2001. Accounts receivable totaled $5,704,000, an increase of $1,251,000 over the September 30, 2001, balance of $4,453,000. This increase was primarily a result of sales. The Company retained its $750,000 revolving line of credit. There were no borrowings under the revolving line of credit at either March 31, 2002 or at September 30, 2001.

        The Company has financed its cash needs during the second quarter of fiscal 2002 primarily from collection of accounts receivables. The Company financed its cash needs during fiscal 2001 primarily from borrowings and collection of accounts receivable.

        Net cash used by operating activities during the six months ended March 31, 2002 was $42,000. The primary use of cash from operating activities was an increase in accounts receivable of $1,311,000. The primary source of cash from operating activities was net income of $239,000, depreciation and amortization of $368,000, an increase to the deferred revenue accounts of $408,000 and an increase in accrued payroll and related taxes of $163,000. The Company used $125,000 of cash provided from operating activities to finance the acquisition of equipment used in its business. During the six month period, the Company borrowed $100,000 from its working capital line of credit. This borrowing was repaid during the six month period.

        The Company's working capital and current ratio were $4,317,000 and 2.89, respectively, at March 31, 2002, and $3,579,000 and 2.91, respectively, at September 30, 2001. At March 31, 2002, total liabilities to equity ratio was .54 to 1 compared to .45 to 1 at September 30, 2001. As of March 31, 2002, total liabilities were greater by $581,000 than on September 30, 2001.

        The Company currently has a working capital line of credit which expires on August 27, 2002. At any point in time, the Company may borrow against the line of credit, subject to the maximum credit availability equal to 80% of eligible accounts receivable. The credit line bears interest at a floating rate equal to the prime rate plus 1 percentage point. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line. The Company had no borrowings under the credit line as of March 31, 2002, and at such time the Company's net worth was $4,882,000.

        The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations and available credit under its line of credit.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001 The Company has evaluated the applicability of SFAS 144 and has determined that it will not have a material impact on its financial statements.

        In November 2001, the staff of the Financial Accounting Standards Board ("FASB") issued as interpretive guidance the Emerging Issues Task Force EITF D-103: Income Statement Characterization

of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that are commonly referred to as out-of-pocket expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This guidance requires reimbursements received from customers for out-of-pocket expenses incurred to be characterized as revenue in the Company's statement of operations. The Company had been recording these reimbursements as a reduction of expense. The new guidance requires retroactive reclassification of all periods presented to reflect the new accounting provisions. The Company has implemented EITF D-103 in the second quarter of 2002, thereby impacting the Company's revenue classification by increasing both revenues and costs of revenue by an equal amount, however net income is not affected. Accordingly, both revenues and costs of revenue for the three and six month periods ended March 31, 2001 have been increased by approximately $20,000 for the respective periods. Revenues related to the reimbursements of out-of-pocket expenses were $59,000 and $86,000 for the three and six months ended March 31, 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART I, ITEM 3

        The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital." The Company had no borrowings at March 31, 2002. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

        PART II—OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of Security Holders

    a.
    The Company's Annual Meeting of Stockholders was held on February 6, 2002 (the "Meeting")

    c.
    1. The following directors were elected at the Meeting.

	Number of Shares Voted:
Director	For	Against or Withheld	Abstain or Broker Non-Vote
John M. Thornton	10,328,276	24,911
Gerald I. Farmer, Ph.D	10,321,301	31,886
James B. DeBello	10,320,401	32,786
Daniel E. Steimle	10,324,876	28,311
Sally B. Thornton	10,318,901	34,286
      2.
      Deloitte & Touche LLP was ratified as the Company's 2001 auditors:

Number of Shares Voted:
For	Against or Withheld	Abstain or Broker Non-Vote
10,157,857	24,830	170,500

        Item 6. Exhibits and Reports on Form 8-K

    a.
    Exhibits: None

    b.
    Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: May 13, 2002	/s/ JOHN THORNTON John Thornton, Chairman, President and Chief Executive Officer, and Chief Financial Officer

QuickLinks

MITEK SYSTEMS, INC. FORM 10-Q For the Quarter Ended March 31, 2002 INDEX
PART 1: FINANCIAL INFORMATION ITEM 1: FINANCIAL STATEMENTS
MITEK SYSTEMS, INC BALANCE SHEETS
MITEK SYSTEMS, INC STATEMENTS OF OPERATIONS Unaudited
MITEK SYSTEMS, INC STATEMENTS OF CASH FLOWS Unaudited
MITEK SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS
SIGNATURES