Form 10-Q
period 2002-06-30
MITEK SYSTEMS INC
filed 2002-08-13
CIK 807863

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
14145 Danielson Street, Suite B, Poway, California	92064
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 513-4600

10070 Carroll Canyon Road, San Diego, California 92131
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

        Yes ☒    No ☐.

        There were 11,138,772 shares outstanding of the registrant's Common Stock as of August 1, 2002.

Mitek Systems, Inc.

FORM 10-Q

For the Quarter Ended June 30, 2002

INDEX

				Page
Part 1.	Financial Information
	Item 1.	Financial Statements
		a)	Balance Sheets As of June 30, 2002 and September 30, 2001-Unaudited	3
		b)	Statements of Operations for the Three and Nine Months Ended June 30, 2002 and 2001-Unaudited	4
		c)	Statements of Cash Flow for the Nine Months Ended June 30, 2002 and 2001-Unaudited	5
		e)	Notes to Financial Statements-Unaudited	6
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations		8
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk		13
Part II.	Other Information
	Item 5.	Other Information		14
	Item 6.	Exhibits and Reports on Form 8-K		14
	Signature			15

PART 1: FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEETS
(UNAUDITED)

	June 30, 2002	September 30, 2001
ASSETS
CURRENT ASSETS:
Cash	$1,453,115	$865,347
Accounts and notes receivable-net of allowances of $290,208 and $339,025, respectively	5,128,534	4,452,512
Inventories	27,256	40,731
Prepaid expenses and other assets	280,351	96,803

Total current assets	6,889,256	5,455,393
PROPERTY AND EQUIPMENT-net	341,824	294,157
OTHER ASSETS	539,331	865,956

TOTAL ASSETS	$7,770,411	$6,615,506

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$737,090	$1,129,574
Accrued payroll and related taxes	818,879	440,006
Deferred revenue	699,218	299,261
Borrowings under line of credit	100,000	0
Other accrued liabilities	5,922	7,398

Total current liabilities	2,361,109	1,876,239
LONG-TERM LIABILITIES
Deferred rent	5,998	25,896
Deferred revenue	353,739	149,508

Total long term liabilities	359,737	175,404

TOTAL LIABILITIES	2,720,846	2,051,643
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock—$.001 par value; 20,000,000 shares authorized; 11,136,689 and 11,120,954 issued and outstanding at June 30, 2002 and September 30, 2001, respectively	11,137	11,121
Additional paid-in capital	9,297,348	9,223,808
Accumulated deficit	(4,258,920)	(4,671,066)

Total stockholders' equity	5,049,565	4,563,863

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,770,411	$6,615,506

See notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2001	2002	2001
REVENUE	$2,762,731	$2,828,304	$9,231,063	$6,657,803
COST OF REVENUE	397,801	700,810	2,221,080	1,690,176

GROSS MARGIN	2,364,930	2,127,494	7,009,983	4,967,627
COSTS AND EXPENSES:
Operations	498,352	281,380	1,297,284	934,450
General and administrative	425,706	351,935	1,453,248	1,281,579
Research and development	504,370	427,312	1,474,546	1,366,259
Selling and marketing	774,435	576,479	2,376,657	1,577,094

Total costs and expenses	2,202,863	1,637,106	6,601,735	5,159,382

OPERATING INCOME (LOSS)	162,067	490,388	408,248	(191,755)
Interest and other income (expense)—net	5,596	17,164	3,897	(25,256)

INCOME (LOSS) BEFORE INCOME TAXES	167,663	507,552	412,145	(217,011)
PROVISION (BENEFIT) FOR INCOME TAXES	(5,000)	0	0	0

NET INCOME (LOSS)	$172,663	$507,552	$412,145	$(217,011)

EARNINGS (LOSS) PER SHARES—BASIC AND DILUTED	$0.02	$0.05	$0.04	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—BASIC	11,136,689	11,119,843	11,130,984	11,119,843

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING—DILUTED	11,498,474	11,228,207	11,489,868	11,119,843

See notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
Unaudited

	Nine Months Ended June 30,
	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$412,145	$(217,011)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	518,157	404,555
Provision for bad debts	90,000	195,000
Fair value of stock options granted to non-employees	62,599	5,940
Changes in operating assets and liabilities:
Accounts receivable	(766,023)	934,184
Inventory, prepaid expenses, and other assets	(170,073)	(41,646)
Other long term assets	(31,746)	0
Accounts payable	(392,484)	(132,128)
Accrued payroll and related taxes	378,873	(17,338)
Deferred revenue	604,188	(42,536)
Other accrued liabilities	(21,374)	(73,516)

Net cash provided by operating activities	684,262	1,015,504
INVESTING ACTIVITIES
Purchases of property and equipment	(207,451)	(98,330)

Net cash used in investing activities	(207,451)	(98,330)
FINANCING ACTIVITIES
Proceeds from borrowings	200,000	1,046,000
Repayment of borrowings	(100,000)	(1,556,000)
Proceeds from exercise of stock options and warrants	10,957	0

Net cash provided by (used in) financing activities	110,957	(510,000)

NET INCREASE IN CASH	587,768	407,174
CASH AT BEGINNING OF PERIOD	865,347	537,113

CASH AT END OF PERIOD	$1,453,115	$944,287

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,582	$1,357

See notes to financial statements

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS-UNAUDITED

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

        Results for the three and nine months ended June 30, 2002 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.    New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements. The Company had no recorded goodwill at June 30, 2002 or September 30, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 144 and has determined that it will not have a material impact on its financial statements.

        In November 2001, the staff of the Financial Accounting Standards Board ("FASB") issued as interpretive guidance the Emerging Issues Task Force EITF D-103: Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that are commonly referred to as out-of-pocket expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This guidance requires reimbursements received from customers for out-of-pocket expenses incurred to be characterized as revenue in the Company's statement of operations. The Company had been recording these reimbursements as a reduction of expense. The new guidance requires retroactive reclassification of all periods presented to reflect the new accounting provisions. The Company has implemented EITF D-103 in the second quarter of 2002, thereby impacting the Company's revenue classification by increasing both revenues and costs of revenue by an equal amount, however net income is not affected. Accordingly, both revenues and costs of revenue for the three and nine month periods ended June 30, 2001 have been increased by approximately $30,000 and $50,000 for the respective periods. Revenues related to the reimbursements of out-of-pocket expenses were $38,000 and $127,000 for the three and nine months ended June 30, 2002.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed the process of evaluating the impact that the adoption of SFAS 146 will have on its financial position and results of operations.

3.    Related Party Transactions

        During the second and third quarter of 2002, the Company engaged the services of one of its directors to provide consulting services unrelated to service as a board member. The total amount paid for these services was $84,000.

4.    Leases

        The Company's offices and manufacturing facilities are leased under non-cancelable operating leases. The primary facilities lease expired on June 30, 2002. In addition, the Company leases office space in Sterling, VA which expires December 31, 2003, and in Pelham, AL which expires June 30, 2004. The lease payments are expensed on a straight-line basis over the lease term.

        Subsequent to June 30, 2002, the Company signed an agreement to lease office space at 14145 Danielson Street, Suite B, Poway, California effective July 1, 2002 through September 30,2005.

        Future annual minimum rental payments payable by the Company and annual minimum sub-lease amounts under non-cancelable leases are as follows:

Year Ending September 30:	Operating Leases	Sub-Lease (Income)
2002	$419,862	$(147,449)
2003	498,474	0
2004	471,764	0
Thereafter	407,183

Total	$1,797,283	$(147,449)

5.    Subsequent Events

        On August 1, 2002, the Company was notified by Nasdaq that the Company must have minimum stockholders' equity of $10 million by November 1, 2002 to comply with the Nasdaq National Market's modified continued listing requirements. As of June 30, 2002, the Company has stockholders' equity of approximately $5 million. The Company anticipates that it will not meet the Nasdaq National Market's minimum stockholders' equity requirement by November 1, 2002, in which case it believes that Nasdaq will take action at such time to delist the Company's common stock from trading on the Nasdaq National Market.

        If our common stock is no longer listed on the Nasdaq National Market, we believe it would be listed on the Nasdaq SmallCap Market, which may be viewed by investors as a less desirable and less liquid marketplace. Thus, delisting from the Nasdaq National Market could make trading our common stock more difficult for investors, potentially leading to further declines in share prices. Securities traded on the Nasdaq National Market are exempt from certain securities regulations which are applicable to securities traded on the Nasdaq SmallCap Market. These regulations may limit, in certain circumstances, certain trading activities in the Company's common stock, which could reduce the volume of trading in the Company's common stock or the market price of the Company's common stock.

        In addition, the Nasdaq SmallCap Market has recently experienced extreme price and volume fluctuations. These broad market and industry factors may materially adversely affect the market price of the Company's common stock, regardless of the Company's actual operating performance. In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

        In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to maintain its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xii) inability to successfully carry out marketing and sales; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) volatility of the stock market, (xviii) and other specific risks that may be alluded to in this MD&A.

        The Company's strategy for fiscal 2002 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its CheckQuest product line, while maintaining sustained growth of the existing market for its QuickStrokes and CheckScript product lines, and marketing specific applications of its Doctus product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

        Comparison of Three Months and Nine Months Ended June 30, 2002 and 2001

        Net Sales.    Net sales for the three-month period ended June 30, 2002 were $2,763,000, compared to $2,828,000 for the same period in 2001, a decrease of $65,000, or 2%. Net sales for the nine-month period ended June 30, 2002 were $9,231,000, compared to $6,658,000 for the same period in 2001, an increase of $2,753,000 or 39%. The decrease for the quarter was primarily attributable to a slight decline in the sale of recognition engines, offset by a slight increase in the sale of the Company's Checkquest product line. The increase for the nine-month period is attributable to increased market penetration of both the Company's recognition engines and the Checkquest product line.

        Gross Margin.    Gross margin for the three-month period ended June 30, 2002 was $2,365,000, compared to $2,127,000 for the same period in 2001, an increase of $238,000 or 11%. Stated as a percentage of net sales, gross margin increased to 86% for the three-month period ended June 30, 2002 compared to 75% for the same period in 2001. Gross margins for the nine-month period ended June 30, 2002 were $7,010,000, compared to $4,968,000 for the same period in 2001, an increase of $2,042,000 or 41%. Stated as a percentage of net sales, gross margins increased to 76% for the nine-month period ended June 30, 2002, compared to 75% for the same period in 2001. The dollar increase in gross margin for the three-month period ended June 30, 2002 resulted primarily from the increase in sales of the Company's Checkquest product line. The increase in gross margin as a percentage of gross sales for the quarter resulted primarily from increased software sales as a percentage of the product mix. The dollar increase in gross margin for the nine-month period ended June 30, 2002 is primarily attributable to the increased sales of the Company's proprietary software, which typically carries lower costs of sale. The increase in gross margin as a percentage of sales for the nine-month period ended June 30, 2002 resulted primarily from increased software sales as a percentage of the product mix.

        Operations.    Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in Operations expense. Operations expenses for the three-month period ended June 30, 2002 were $498,000, compared to $281,000 for the same period in 2001, an increase of $217,000 or 77%. Stated as a percentage of net sales, operations expenses increased to 18% for the three-month period ended June 30, 2002, as compared to 10% for the three-month period ended June 30, 2001. The dollar increase in expenses is primarily attributable to staff additions and operating expenses. The increase in expenses as a percentage of net sales is primarily attributable to staff additions and operating expenses. Operations expenses for the nine-month period ended June 30, 2002 were $1,297,000, compared to $934,000 for the same period in 2001, an increase of $363,000 or 39%. Stated as a percentage of net sales, operations expenses was the same 14% for the nine-month period ended June 30, 2002 and for the same period in 2001. The dollar increase in expenses is primarily attributable to staff additions and operating expenses

        General and Administrative.    General and administrative expenses for the three-month period ended June 30, 2002 were $426,000, compared to $352,000 for the same period in 2001, an increase of $74,000 or 21%. Stated as a percentage of net sales, general and administrative expenses increased to 15% for the three month period ended June 30, 2002, compared to 12% for the same period in 2001. The dollar increase in expenses for the three months is primarily attributable to costs associated with outside professional services. The increase as a percentage of net sales is primarily attributable to costs associated with outside professional services, primarily strategic planning services incurred to better focus and direct the Company's efforts, as well as shareholder relations services incurred to communicate with the Company's shareholders.    General and administrative expenses for the nine-month period ended June 30, 2002 were $1,453,000, compared to $1,282,000 for the same period in 2001, an increase of $171,000 or 13%. Stated as a percentage of net sales, general and administrative expenses decreased to 16% for the nine-month period ended June 30, 2002, compared to 19% for the same period in 2001. The dollar increase in expenses for the nine months is primarily attributable to costs associated with outside professional services, primarily strategic planning services incurred to better focus and direct the Company's efforts, as well as shareholder relations services incurred to communicate with the Company's shareholders, while the decrease as a percentage of net sales is primarily attributable to increased sales.

        Research and Development.    Research and development expenses are incurred to maintain and enhance existing products. Research and development expenses for the three-month period ended June 30, 2002 were $504,000, compared to $427,000 for the same period in 2001, an increase of $77,000 or 18%. Stated as a percentage of net sales, research and development expenses increased to 18% for the three-month period ended June 30, 2002, compared to 15% for the same period in 2001. The dollar increase in expenses is the result of staff additions as well as increased compensation of the engineering staff, resulting from normal periodic performance reviews. The increase as a percentage of net sales for the three-month period is primarily attributable to the increase in absolute dollar expenditures. Research and development expenses for the nine-month period ended June 30, 2002 were $1,475,000, compared to $1,366,000 for the same period in 2001, an increase of $109,000 or 8%. Stated as a percentage of net sales, research and development expenses decreased to 16% for the nine-month period ended June 30, 2002, compared to 21% for the same period in 2001. The dollar increase in expenses is the result of staff additions as well as increased compensation of engineering staff, resulting from normal periodic performance reviews. The decrease as a percentage of net sales for the nine-month period is primarily attributable to the increase in net sales.

        Selling and Marketing.    Selling and marketing expenses for the three-month period ended June 30, 2002 were $774,000, compared to $576,000 for the same period in 2001, an increase of $198,000 or 34%. Stated as a percentage of net sales, selling and marketing expenses increased to 28% from 20% for the same period in 2001. The dollar increase in expenses is attributable to the Company's addition of salespersons focusing their efforts on the CheckQuest product line. The increase as a percentage of net sales is primarily attributable to the increase in absolute dollar expenditures. Selling and marketing expenses for the nine-month period ended June 30, 2002 were $2,377,000, compared to $1,577,000 for the same period in 2001, an increase of $800,000 or 51%. Stated as a percentage of net sales, selling and marketing expenses increased to 26% from 24% for the same period in 2001. The dollar increase in expenses are attributable to additional commissions incurred as a result of the increased sales, and the Company's addition of salespersons focusing their efforts on the CheckQuest product line. The increase as a percentage of net sales is primarily attributable to the increase in absolute dollar expenditures.

        Interest and Other Income (Expense)—Net.    Interest and other income (expense) for the three-month period ended June 30, 2002 was $6,000, compared to $17,000 for the same period in 2001, a decrease of $11,000. Interest and other income (expense) for the nine-month period ended June 30, 2002 was $4,000, compared to ($25,000) for the same period in 2001, an increase of $29,000. The increase in net interest income for the period ended June 30, 2002 is primarily the result of reduced borrowings under the Company's line of credit.

LIQUIDITY AND CAPITAL

        At June 30, 2002 the Company had $1,453,000 in cash as compared to $865,000 at September 30, 2001. Accounts receivable totaled $5,129,000, an increase of $676,000 over the September 30, 2001, balance of $4,453,000. This increase was primarily a result of cash flows from operations due to increased sales. The Company retained its $750,000 revolving line of credit. There was an outstanding balance of $100,000 on the line of credit at June 30, 2002, as compared to no borrowings under the revolving line of credit at September 30, 2001.

        The Company has financed its cash needs during the third quarter of fiscal 2002 primarily from collection of accounts receivables. The Company financed its cash needs during fiscal 2001 primarily from borrowings and collection of accounts receivable.

        Net cash provided by operating activities during the nine months ended June 30, 2002 was $684,000. The primary use of cash from operating activities was an increase in accounts receivable of $676,000. The primary source of cash from operating activities was net income of $412,000, depreciation and amortization of $518,000, an increase to the deferred revenue accounts of $604,000 and an increase in accrued payroll and related taxes of $379,000. The Company used $207,000 of cash provided from operating activities to finance the acquisition of equipment used in its business. During the nine month period, the Company borrowed $200,000 from its working capital line of credit. Of this borrowing, $100,000 was repaid during the nine month period.

        The Company's working capital and current ratio were $4,528,000 and 2.92, respectively, at June 30, 2002, and $3,579,000 and 2.91, respectively, at September 30, 2001. At June 30, 2002, total liabilities to equity ratio was .54 to 1 compared to .45 to 1 at September 30, 2001. As of June 30, 2002, total liabilities were greater by $669,000 than on September 30, 2001.

        The Company currently has a working capital line of credit. At any point in time, the Company may borrow against the line of credit, subject to the maximum credit availability equal to 80% of eligible accounts receivable. The credit line bears interest at a floating rate equal to the prime rate plus 1 percentage point. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line. The Company had $100,000 of borrowings under the credit line as of June 30, 2002, and at such time the Company's net worth was $5,050,000. The line of credit expires on August 27, 2002. The Company believes that it will be able to renew the current credit line with its current lender. If such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available. However no assurance can be made that the Company will be able to renew its current credit line or that alternative financing can be secured under terms satisfactory to the Company. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash and cash generated from operations.

        The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations and available credit under its line of credit.

        Subsequent to June 30, 2002, the Company signed an agreement to lease office space at 14145 Danielson Street, Suite B, Poway, California effective July 1, 2002 through September 30,2005. The future annual minimum rents have been disclosed in the footnotes to the Financial Statements.

        The Company intends to license technology to enhance and improve the functionality of its CheckQuest product line. Though the exact cost of this license is unknown at this time, the Company expects to capitalize this cost and amortize it over the expected useful life, typically two to three years.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements. The Company had no recorded goodwill at June 30, 2002 or September 30, 2001.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001 The Company has evaluated the applicability of SFAS 144 and has determined that it will not have a material impact on its financial statements.

        In November 2001, the staff of the Financial Accounting Standards Board ("FASB") issued as interpretive guidance the Emerging Issues Task Force EITF D-103: Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. This announcement is applicable to companies that provide services as part of their central on-going operations and incur incidental expenses that are commonly referred to as out-of-pocket expenses, such as airfare, mileage, hotel stays, out-of-town meals, photocopies and telecommunications and facsimile charges. This guidance requires reimbursements received from customers for out-of-pocket expenses incurred to be characterized as revenue in the Company's statement of operations. The Company had been recording these reimbursements as a reduction of expense. The new guidance requires retroactive reclassification of all periods presented to reflect the new accounting provisions. The Company has implemented EITF D-103 in the second quarter of 2002, thereby impacting the Company's revenue classification by increasing both revenues and costs of revenue by an equal amount, however net income is not affected. Accordingly, both revenues and costs of revenue for the three and nine month periods ended June 30, 2001 have been increased by approximately $30,000 and $50,000 for the respective periods. Revenues related to the reimbursements of out-of-pocket expenses were $38,000 and $127,000 for the three and nine months ended June 30, 2002.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity

(including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company has not completed the process of evaluating the impact that the adoption of SFAS 146 will have on its financial position and results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART I, ITEM 3

        The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital." As of June 30, 2002, the Company had an outstanding balance of $100,000 under its line of credit. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

PART II—OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

  a.
  Exhibits:

    The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Sec 1350
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Sec 1350
  b.
  Reports on Form 8-K: None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.
Date: August 9, 2002	/s/ JOHN THORNTON John Thornton, Chairman, President, Chief Executive Officer and Chief Financial Officer (authorized officer and principal financial officer)

QuickLinks

Mitek Systems, Inc. FORM 10-Q For the Quarter Ended June 30, 2002 INDEX
PART 1: FINANCIAL INFORMATION MITEK SYSTEMS, INC BALANCE SHEETS (UNAUDITED)
MITEK SYSTEMS, INC STATEMENTS OF OPERATIONS Unaudited
MITEK SYSTEMS, INC STATEMENTS OF CASH FLOWS Unaudited
MITEK SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS-UNAUDITED
PART II—OTHER INFORMATION
SIGNATURES