Form 10-K
period 2002-09-30
MITEK SYSTEMS INC
filed 2002-12-26
CIK 807863

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended September 30, 2002
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

MITEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0418827 (I.R.S Employer Identification No.)

14145 Danielson St., Suite B, Poway, CA 92064
(Address of principal executive offices) (Zip Code)

(858) 513-4600
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

        The aggregate market value of voting stock held by non-affiliates of the registrant was $9,382,226 as of December 3, 2002 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

        There were 11,138,772 shares outstanding of the registrant's Common Stock as of December 3, 2002.

        Documents incorporated by reference in this report: Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 2002. Part III incorporates certain information by reference from the Proxy Statement for the 2003 Annual Meeting of Stockholders.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2002

INDEX

PART I

ITEM 1. BUSINESS

GENERAL

        This Form 10-K of Mitek Systems, Inc. (the "Company") contains forward-looking statements concerning anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect," "believe," "will," "may," "should," "project," "estimate," "scheduled" and like expressions, and the negative thereof. These statements address matters including, but not limited to, statements relating to the development and pace of sales of the Company's products, expected trends and growth in the Company's results of operations, projections concerning the Company's available cash flow and liquidity, anticipated penetration in new and existing markets for the Company's products and the size of such markets, anticipated acceptance of the Company's products by existing and new customers, and the ability of the Company to achieve or sustain any growth in sales and revenue. The forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the statements, including those risks described in the Company's Securities and Exchange Commission reports, and the risk factors described in this Form 10-K under "Factors That May Affect Future Performance."

        The Company was incorporated under the laws of the State of Delaware in 1986. The Company is primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

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

PRODUCTS AND RELATED MARKETS

        During fiscal 2002, the Company had one operating segment based on its product and service offerings: Automated Document Processing. Below is a discussion of the segment.

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

        The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes® API, and a licensed ICR software engine CheckScript™ (a trademark of Parascript LLC). QuickStrokes® API and CheckScript™ are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and IBM, and to systems integrators such as Computer Sciences Corporation. Major end users include Chevron, GTE, CitiBank,

NYNEX, Fleet Bank, Chase Manhattan, Comerica Bank, HSBC, and British Telecom. QuickStrokes® API can process many foreign character sets.

        The CheckScript™ product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company's proprietary QuickStrokes® API Courtesy Amount Recognition (CAR) technology. This product provides an extremely high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

        Leveraging its core technical competency in ICR, the Company has addressed the unstructured forms processing market with its Doctus™ product. Doctus™ incorporates the Company's core ICR technology in an application designed for end users in a broad variety of industries which require high volume automated data entry. The Company believes its Doctus™ software is a major innovation in forms processing because it economically handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed. Doctus is able to process unstructured forms because it incorporates forms understanding technology. Mitek is marketing this software under the name DynaFind™. With DynaFind™, Doctus automatically classifies unstructured forms and extracts relevant data from the form contents. The Company has supplied DynaFind™as a stand alone API to several important OEM's in the document processing field.

        CheckQuest® is Mitek's affordable, image-enabled check and item processing solution. It is specifically designed for low- to medium-volume check image processing applications, such as Proof of Deposit, Retail/Wholesale Lock Box, and Remittance Processing. These applications are typically found in community banks, credit unions, utilities and other businesses where processing checks quickly and accurately is critical. CheckQuest® offers many traditional item processing functions found in high-volume, high-priced systems, at a significantly lower cost. By utilizing powerful PC desktop computers, new image item processors designed specifically for lower-volume applications, and the latest advancements in software development, Mitek is able to offer CheckQuest® solutions at an affordable price.

        QuickFX Pro® is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX Pro® reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

RESEARCH AND DEVELOPMENT

        Most of the Company's software products are developed internally. The Company also purchases technology and licenses intellectual property rights. The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. Internal development allows Mitek to maintain closer technical control over its products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. Mitek works on devising innovative solutions to automated character processing problems, such as making manipulating degraded images, developing user-manipulated tools to aid in the automated document processing. The Company intends to expand its existing product offerings and to introduce new forms processing software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. The Company performs all quality assurance and develops documentation internally. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design The Company intends to continue to support industry standard operating environments.

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

        The Company's research and development organization included nineteen software engineers at September 30, 2002, including seven with advanced degrees. In the fiscal year ended September 30, 2002, the Company spent approximately $2,049,000 on research and development and spent approximately $1,830,000 and $2,253,000 on research and development in fiscal years 2001 and 2000, respectively. The 2002, 2001 and 2000 figures do not include $0, $0, and $110,000, respectively, that was spent in research and development related to contract development and was charged to cost of sales.

        The Company balances its engineering resources between development of ICR technology and applications development. Of the nineteen software engineers, approximately nine are involved in ICR research and development of the QuickStrokes® API recognition engine. The remaining staff is involved in applications development, including the Doctus™, QuickFX®, and CheckQuest® products, and customer services and support.

INTELLECTUAL PROPERTY

        The Company's success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company holds a U.S. patent for its hierarchical character recognition systems. The patent covers the Company's multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. The Company may seek to file additional patents to expand the scope of patent coverage. The Company may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that the Company's patents will be upheld as valid or will prevent the development of competitive products.

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

        The ability to support international markets has assisted the Company in its international sales effort. International sales accounted for approximately 4%, 3%,and 15%, of the Company's net sales for the fiscal years ended September 30, 2002, 2001, and 2000, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal 2002 were made to customers in twenty-one countries including Australia, Canada, Chile, Czech Republic, United Kingdom, France, Germany, Hong Kong, Israel, India, Italy, Jamaica, Japan, Malaysia, Mexico, Netherlands, Portugal, Spain, Sweden, Thailand and Uruguay. The Company sells its products in United States currency only. The Company relied on a significant portion of its revenues from three customers in fiscal 2002, one customer in fiscal 2001, and three customers in fiscal 2000, respectively. Sales from these customers aggregated 34%, 11%, and 52% of net sales for the fiscal years 2002, 2001 and 2000, respectively.

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

        The Company's QuickStrokes® API product and licensed CheckScript™ productcompete, to various degrees, with products produced by a number of substantial competitors such as A2IA, Parascript, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are its (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) object-oriented software designs which can be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes® API and CheckScript™ competitors have existed longer and have far greater financial resources and industry connections than the Company.

        The Company's Doctus™ product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, Readsoft, and Cardiff Software, Inc. In addition, Doctus™ faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus™ is based on the Company's proprietary QuickStrokes® API engine, its competitive advantages reflect the advantages of the QuickStrokes® engine. The Company believes its Doctus™ software provides the highest levels of automation in the industry. The Company's document understanding software does not require extensive rules written by a programmer based on a large set of training documents. The software automatically "learns" how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus™ to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

        The Company's Checkquest® product competes against complete proprietary systems offered by software developers such as Bankware, AFS, and Document Solutions, Inc. Because Checkquest® is based on the Company's proprietary Quickstrokes® engine, the Company believes its Checkquest® software provides superior workflow technology, combined with the labor-saving recognition capabilities typically found in larger systems. By incorporating our superior check reading technology, we are providing our banking customers a streamlined check imaging process. Included in our CheckQuest® system is the ability to upgrade to web research on checks and also e-mail statements with the check images. This is important in that it brings the small community banks into the 21st century with technology typically only available to bigger banks. The Company's strategy is to position Checkquest® to compete successfully in the community bank marketplace while offering superior accuracy and workflow flexibility than competing systems currently on the market.

        Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

        As of September 30, 2002, the Company employed a total of 58 full-time and 4 part-time persons, consisting of 13 in marketing, sales and support, 21 in research and development, 22 in operations, and 6 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies.

        We currently derive substantially all of our product revenues from licenses and sales of hardware and software products incorporating its character recognition technology. As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for automated entry of hand printed characters, negative publicity or obsolescence of the hardware or software environments in which our products operate could result in lower sales or gross margins and would have a material adverse effect on our business, operating results and financial condition.

Competition in our market may result in pricing pressures, reduced margins or the inability of our products and services to achieve market acceptance.

        We compete against numerous other companies which address the character recognition market, some of whom have greater financial, technical, marketing and other resources. Other companies could choose to enter our marketplace. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Moreover, from time to time, our competitors or we may announce new products or technologies that have the potential to replace our existing product offerings. There can be no assurance that the announcement of new product offerings will not cause potential customers to defer purchases of our existing products, which could adversely affect our business, operating results and financial condition.

We must continue extensive research and development in order to remain competitive.

        Our ability to compete effectively with our character recognition product line will depend upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. Rapidly advancing technology and rapidly changing user preferences characterize the markets for products incorporating character recognition technology. Our continued growth will ultimately depend upon our ability to develop additional technologies and attract strategic alliances for related or separate product lines. There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

        If our new products fail to gain market acceptance, our business, operating results and financial condition would be materially adversely affected by the lower sales. If we are unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be materially and adversely affected by lower sales.

Delisting from the Nasdaq National Market

        We anticipate that our common stock will be delisted from trading on the Nasdaq National Market. On August 1, 2002, we were notified by Nasdaq that we must have minimum stockholders' equity of $10 million by November 1, 2002 to comply with the Nasdaq National Market's modified continued listing requirements. As of September 30, 2002, we have stockholders' equity of approximately $5 million. We did not meet the Nasdaq National Market's minimum stockholders' equity requirement by November 1, 2002. Therefore, we believe that Nasdaq will take action after the filing of this report to delist the Company's common stock from trading on the Nasdaq National Market.

        If our common stock is no longer listed on the Nasdaq National Market, we will attempt to list it on the Nasdaq SmallCap Market, which may be viewed by investors as a less desirable and less liquid marketplace. No assurance can be made that our common stock will be listing on the Nasdaq SmallCap Market following its delisting from the Nasdaq National Market. If our common stock were not able to be traded on the Nasdaq SmallCap Market, it would likely be traded on the OTC market or the "pink sheets." The delisting from the Nasdaq National Market could make trading our common stock more difficult for investors, potentially leading to further declines in share prices. Securities traded on the Nasdaq National Market are exempt from certain securities regulations which are applicable to securities traded on the Nasdaq SmallCap Market, the OTC market or the "pink sheets." These regulations may limit, in certain circumstances, certain trading activities in our common stock, which could reduce the volume of trading in our common stock or the market price of our common stock.

        Additionally, the Nasdaq SmallCap Market has recently experienced extreme price and volume fluctuations. The OTC market and the "pink sheets" also typically exhibit extreme price and volume fluctuations. These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

We will continue to incur costs on the expansion of our CheckQuest sales and distribution channels.

        Because our CheckQuest products are sold principally to end users, we have substantially increased and plan substantial future increases in expenditures to continue to build and maintain our global marketing, sales and customer support infrastructure. Any failure to achieve growth in revenues in excess of increased expenses would have a material adverse effect on our business, operating results and financial condition. There can be no assurance that we will be able to successfully expand our direct sales and support services force. Any failure to do so would hurt future sales and may have a material adverse effect on our business, operating results and financial condition.

Our quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

        Our quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the information technology market specifically. Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter, which may cause downward pressure on our common stock price. We expect quarterly fluctuations to continue for the foreseeable future.

Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us.

        Historically, a significant portion of our sales have resulted from shipments during the last few weeks of the quarter from orders received in the last month of the applicable quarter.. The Company, however, will base its expense levels, in significant part, on its expectations of future revenue.. As a result, the Company expects its expense levels to be relatively fixed in the short term. Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. If our operating results for a quarter are below the expectations of public market analysts and investors, the price of our common stock may be materially adversely affected.

Revenue recognition accounting standards and interpretations may change, causing the Company to recognize lower revenues.

        In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, "Software Revenue Recognition." The Company adopted SOP 97-2, as amended by SOP 98-4 "Deferral of the Effective Date of a Provision of SOP 97-2" as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOPs 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

        The accounting profession and the SEC continue to discuss certain provisions of SOP 97-2, SAB 101 and other revenue recognition standards and related interpretations with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in the Company's current revenue accounting practices, which could cause the Company to recognize lower revenues. As a result, the Company may need to change its business practices.

If our products have product defects, it could damage our reputation, sales, profitability and result in other costs.

        Our products are extremely complex and are constantly being modified and improved, and as such they may contain undetected defects or errors when first introduced or as new versions are released. As a result, we have in the past and could in the future face loss or delay in recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that are critical to a customer's business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally.

        There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Our success and our ability to compete are dependent, in part, upon protection of our proprietary technology.

        We generally rely on trademark, trade secret, copyright and patent law to protect our intellectual property. We may also rely on creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance as means of protecting our proprietary technologies. There can be no assurance, however, that such means will be successful in protecting our intellectual property. There can be no assurance that others will not develop technologies that are similar or superior to our technology.

        The source code for our proprietary software is protected both as a trade secret and as a copyrighted work. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop similar technology independently.

We may have difficulty protecting our proprietary technology in countries other than the United States.

        We operate in a number of countries other than the United States. Effective copyright and trade secret protection may be unavailable or limited in certain countries. Moreover, there can be no assurance that the protection provided to our proprietary technology by the laws and courts of foreign nations against piracy and infringement will be substantially similar to the remedies available under United States law. Any of the foregoing considerations could result in a loss or diminution in value of our intellectual property, which could have a material adverse effect on our business, financial condition, and results of operations.

Companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

        We have in the past had companies claim that certain technologies incorporated in our products infringe their patent rights. Although we have resolved the past claims and there are currently no claims of infringement pending against us, there can be no assurance that we will not receive notices in the future from parties asserting that our products infringe, or may infringe, those parties' intellectual property rights. There can be no assurance that licenses to disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all.

        Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel from operations, whether or not such litigation is resolved in our favor. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be materially and adversely affected.

We depend upon our key personnel.

        Our future success depends in large part on the continued service of our key technical and management personnel. We do not have employment contracts with, or "key person" life insurance policies on, any of our employees, including John M. Thornton, our Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer. Loss of services of key employees could have a material adverse effect on our operations and financial condition. We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

        Additionally, there are several proposals in the United States Congress and in the accounting industry to require corporations to include a compensation expense in their statement of operations relating to the issuance of employee stock options. If such a measure is approved, we may decide to issue fewer stock options. As a result, we may be impaired in our efforts to attract and retain necessary personnel. We cannot assure you that we will be successful in attracting, assimilating and retaining additional qualified personnel in the future. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position and revenues.

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

        As of September 30, 2002, John M. Thornton, who is our Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer and his spouse, Director Sally B. Thornton, beneficially owned approximately 24% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 30% of our outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

We may issue preferred stock, which could adversely affect the rights of our common stock holders

        The Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no current plans to issue shares of preferred stock. In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may have the effect of delaying, deferring or preventing a change in our control.

Our common stock price has been volatile.

        The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2002, our common stock price ranged from $.80 to $2.95.

We do not intend to pay dividends on the common stock.

        We have not paid any dividends on our common stock and do not intend to pay dividends for the foreseeable future.

We may need additional capital in the future.

        We may need to raise additional funds in the future through public or private financing. No assurance can be given that additional financing will be available or that, if available, it will be available on terms favorable to us. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we are unable to obtain needed financing on terms favorable to us, such could have an adverse effect upon our financial condition, results of operations and ability to maintain operations as planned. Our capital requirements will depend on many factors, including, but not limited to, the rate of market acceptance and competitive position of the products incorporating our technologies, the levels of promotion and advertising required to launch and market such products and attain a competitive position in the marketplace, the extent to which we invest in new technology to support our product development efforts, and the response of competitors to the products we offer.

Our current credit facility may not be sufficient for our capital requirements.

        While we believe that our current credit line is sufficient, together with cash on hand and cash generated from operations, to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing. If such financing is not available, or if available, is not available on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition. Currently we have a working capital line of credit with a maximum available credit line of $750,000. As of September 30, 2002, we had no borrowings under this credit line. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line. As of September 30, 2002, our net worth was approximately $5,028,000.

The liability of our officers and directors is limited pursuant to Delaware law.

        Pursuant to our Certificate of Incorporation, and as authorized under applicable Delaware Law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director's duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.

ITEM 2. PROPERTIES

        The Company's principal executive offices, as well as its principal research and development facility, are located in approximately 26,455 square feet of leased office building space in Poway, California. The lease on these facilities expires September 30, 2005. During the year, the Company leased a customer services and support facility in Alabama. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

        The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Market for Registrant's common equity and related stockholder matters is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2002.

ITEM 6. SELECTED FINANCIAL DATA

        Selected financial data for each of the years in the five-year period ended September 30, 2002 is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Quantitative and Qualitative disclosures about Market Risk is incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and the Independent Auditors' Report thereon are incorporated herein by reference to the Company's Annual Report to Stockholders for the year ended September 30, 2002.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2003, under the heading "ELECTION OF DIRECTORS".

ITEM 11. EXECUTIVE COMPENSATION

        Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2003, under the heading "EXECUTIVE COMPENSATION".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2003, under the heading "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.

        Information called for by this item is incorporated herein by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in February 2003, under the heading "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."

ITEM 14. CONTROLS AND PROCEDURES

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including John M. Thornton, the Company's Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Thornton concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in its periodic filings with the Securities and Exchange Commission.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

        (a)(1)    The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 2002:

Independent Auditors' Report
Balance Sheets— As of September 30, 2002 and 2001
Statements of Operations— For the Years Ended September 30, 2002, 2001, and 2000
Statements of Stockholders' Equity— For the Years Ended September 30, 2002, 2001, and 2000
Statements of Cash Flows— For the Years Ended September 30, 2002, 2001, and 2000
Notes to Financial Statements— For the years Ended September 30, 2002, 2001, and 2000

        With the exception of the financial statements listed above and the other information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 2002, is not to be deemed to be filed as part of this report.

        (a)(2)    Exhibits:

3.1	Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended.(1)
3.2	Bylaws of Mitek Systems, Inc. as Amended and Restated.(1)
10.1	1986 Stock Option Plan(2)
10.2	1988 Non Qualified Stock Option Plan(2)
10.3	1996 Stock Option Plan(3)
10.4	1999 Stock Option Plan(4)
10.5	401(k) Plan(2)
13.	Annual Report to Stockholders for the year ended September 30, 2002.
23.	Independent Auditors' Consent
99.1	Certification by Chief Executive Officer
99.2	Certification by Chief Financial Officer

(1)
Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1987

(2)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

  Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(3)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 2001

(4)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

        (b)  The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 2002:

        None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 23, 2002	MITEK SYSTEMS, INC.
	By:	/s/ JOHN M. THORNTON John M. Thornton, Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN M. THORNTON John M. Thornton, Chairman of the Board President, Chief Executive Officer and Chief Financial Officer	December 23, 2002
/s/ GERALD I. FARMER Gerald I. Farmer, Director	December 23, 2002
/s/ DANIEL E. STEIMLE Daniel E. Steimle, Director	December 23, 2002
/s/ SALLY B. THORNTON Sally B. Thornton, Director	December 23, 2002
/s/ JAMES B. DEBELLO James B. DeBello, Director	December 23, 2002
/s/ JOHN G. REBELO, JR John G. Rebelo, Jr., Director	December 23, 2002

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

I, John M. Thornton, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Mitek Systems, Inc.;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002	By:	/s/ JOHN M. THORNTON John M. Thornton Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer (principal executive officer and principal financial officer)

MITEK SYSTEMS, INC.

INDEX TO EXHIBITS

EXHIBIT NO.	EXHIBIT
3.1	Certificate of Incorporation of Mitek Systems of Delaware, Inc. (now Mitek Systems, Inc.) a Delaware corporation, as amended.(1)
3.2	Bylaws of Mitek Systems, Inc. as Amended and Restated.(1)
10.1	1986 Stock Option Plan(2)
10.2	1988 Non Qualified Stock Option Plan(2)
10.3	1996 Stock Option Plan(3)
10.4	1999 Stock Option Plan(4)
10.5	401(k) Plan(2)
13.	Annual Report to Stockholders for the year ended September 30, 2002.
23.	Independent Auditors' Consent

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

(3)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 1999

(4)
Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999

QuickLinks

MITEK SYSTEMS, INC. FORM 10-K For The Fiscal Year Ended September 30, 2002 INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACITONS.
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
MITEK SYSTEMS, INC. INDEX TO EXHIBITS