Form 10-Q
period 2002-12-31
MITEK SYSTEMS INC
filed 2003-02-13
CIK 807863

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0418827 (I.R.S. Employer Identification No.)
14145 Danielson St, Ste B, Poway, California (Address of principal executive offices)	92064 (zip code)
Registrant's telephone number, including area code (858) 513-4600
(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

        There were 11,138,772 shares outstanding of the registrant's Common Stock as of January 31, 2003.

Mitek Systems, Inc.
FORM 10-Q
For the Quarter Ended December 31, 2002
INDEX

		Page
Part 1. Financial Information
Item 1.	Financial Statements
	a) Balance Sheets As of December 31, 2002 and September 30, 2002 (Unaudited)	1
	b) Statements of Operations for the Three Months Ended December 31, 2002 and 2001(Unaudited)	2
	c) Statements of Cash Flows for the Three Months Ended December 31, 2002 and 2001(Unaudited)	3
	d) Notes to Financial Statements	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	5
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Item 4.	Controls and Procedures	10
Part II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	11
Signature

PART 1: FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEETS

	December 31, 2002 (Unaudited)	September 30, 2002
ASSETS
CURRENT ASSETS:
Cash	$1,204,350	$760,416
Accounts receivable-net of allowances of $125,028 and $150,208 respectively	5,629,762	6,273,987
Note receivable—related party	229,091	199,227
Inventories	60,214	18,443
Prepaid expenses and other assets	141,626	129,097

Total current assets	7,265,043	7,381,170
PROPERTY AND EQUIPMENT-net	426,933	379,533
OTHER ASSETS	421,746	470,496

TOTAL ASSETS	$8,113,722	$8,231,199

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$938,355	$1,567,121
Accrued payroll and related taxes	847,014	648,410
Deferred revenue	704,151	479,570
Other accrued liabilities	101,337	42,805

Total current liabilities	2,590,857	2,737,906
LONG-TERM LIABILITIES
Deferred rent	11,636	8,419
Deferred revenue	359,796	388,923
Long-term payable	59,848	68,400

Total long-term liabilities	431,280	465,742

TOTAL LIABILITIES	3,022,137	3,203,648

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock—$.001 par value; 20,000,000 shares authorized, 11,138,772 issued and outstanding	11,139	11,139
Additional paid-in capital	9,294,194	9,290,671
Accumulated deficit	(4,213,748)	(4,274,259)

Net stockholders' equity	5,091,585	5,027,551

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,113,722	$8,231,199

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED December 31,
	2002	2001
NET SALES	$2,971,097	$3,358,792

COSTS AND EXPENSES:
Cost of sales	640,019	866,871
Operations	462,766	408,423
Selling and marketing	828,120	756,266
Research and development	572,120	462,597
General and administrative	404,642	487,357

Total operating costs and expenses	2,907,667	2,981,514

OPERATING INCOME	63,430	377,278
Other income (expense)—net	(1,689)	10,739

INCOME BEFORE INCOME TAXES	61,741	388,017
PROVISION FOR INCOME TAXES	1,230	8,000

NET INCOME	$60,511	$380,017
NET INCOME PER SHARE—BASIC AND DILUTED	$0.01	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING—BASIC	11,138,772	11,120,954

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING—DILUTED	11,257,380	11,415,947

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
Unaudited

	THREE MONTHS ENDED December 31,
	2002	2001
OPERATING ACTIVITIES
Net income	$60,511	$380,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,862	188,439
Provision for bad debts	(25,000)	30,000
Provision for sales returns & allowances	51,000
Fair value of stock options issued to non-employees	3,523	38,868
Changes in assets and liabilities:
Accounts receivable	669,225	(620,706)
Inventories, prepaid expenses, and other assets	(54,299)	39,147
Accounts payable	(628,766)	(59,711)
Accrued payroll and related taxes	198,604	180,957
Long-term payable	(8,552)
Deferred revenue	195,454	174,087
Other accrued liabilities	10,747	29,007

Net cash provided by operating activities	588,309	380,105
INVESTING ACTIVITIES
Purchases of property and equipment	(114,511)	(108,635)
Investment in note receivable	(29,864)

Net cash used in investing activities	(144,375)	(108,635)
FINANCING ACTIVITIES
Proceeds from borrowings	360,000	0
Repayment of borrowings	(360,000)	0

Net cash provided by financing activities	0	0

NET INCREASE IN CASH	443,934	271,470

CASH AT BEGINNING OF PERIOD	760,416	865,347

CASH AT END OF PERIOD	$1,204,350	$1,136,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,628	$1,693

Cash paid for income tax	$1,230	$—

See accompanying notes to financial statements

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

        Results for the three months ended December 31, 2002 and 2001 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

        Certain prior year's balances have been reclassified to conform to the 2003 presentation.

2.
New Accounting Pronouncements

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements. The Company had no recorded goodwill at December 31, 2002 or September 30, 2002. The Company adopted SFAS 142 effective October 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective October 1, 2002.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement could impact the accounting for future exit or disposal activities.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after

December 15, 2002. However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company's second quarter beginning January 1, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 31, 2002, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

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

        The Company's strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its CheckQuest® product line, while maintaining sustained growth of the existing market for its QuickStrokes® and CheckScript™ product lines, and servicing specific applications of its Doctus product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

CRITICAL ACCOUNTING POLICIES

        Mitek's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Mitek include revenue recognition, impairment of accounts and notes receivable, and accounting for income taxes.

  Revenue Recognition

        The Company enters into contractual arrangements with end users that may include licensing of the Company's software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to Unaudited Condensed Consolidated Financial Statements.

        The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

  •
  The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

  •
  Availability of products to be delivered

  •
  Time period over which services are to be performed

  •
  Creditworthiness of the customer

  •
  The complexity of customizations to the Company's software required by service contracts

  •
  The sales channel through which the sale is made (direct, VAR, distributor, etc.)

  •
  Discounts given for each element of a contract

  •
  Any commitments made as to installation or implementation "go live" dates

        Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company's future revenues and operating results.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2002 and 2001

        Net Sales.    Net sales for the three month period ended December 31, 2002 was $2,971,000, compared to $3,359,000 for the same period in 2001, a decrease of $388,000, or 12%. The decrease was primarily attributable to a 28% decline in revenue associated with our recognition engines, which was partially offset by increased maintenance revenue and additional demand for the Company's Doctus product.

        Cost of Sales.    Cost of Sales for the three month period ended December 31, 2002 was $640,000, compared to $867,000 for the same period in 2001, a decrease of $227,000 or 26%. Stated as a percentage of net sales, cost of sales decreased to 22% for the three month period ended December 31, 2002 compared to 26% for the same period in 2001. The decrease in cost of sales is primarily due to fewer hardware installations of the Company's Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2001.

        Operations.    Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in Operations expense. Operations expenses for the three-month period ended December 31, 2002 were $463,000, compared to $408,000 for the same period in 2001, an increase of $55,000 or 13%. As a percentage of net sales, operations expenses increased to 16% for the three-month period ended December 31, 2002, compared to 12% for the same period in 2001. The dollar increase in expenses is primarily attributable to staff additions, primarily in the customer support area, and additional depreciation and rent expenses related to support of the Company's CheckQuest product line. The increase in expenses as a percentage of net sales is primarily attributable to staff additions and operating expenses.

        Selling and Marketing.    Selling and marketing expenses for the three month period ended December 31, 2002 were $828,000, compared to $756,000 for the same period in 2001, an increase of $72,000 or 10%. Stated as a percentage of net sales, selling and marketing expenses increased to 28% for the three month period ended December 31, 2002, compared to 23% for the same period in 2001. The dollar increase in expenses is primarily attributable to additional marketing expenses incurred to promote the Company's products. The increase in expenses as a percentage of net sales is primarily attributable to additional marketing expenses incurred to promote the Company's products.

        Research and Development.    Research and development expenses for the three month period ended December 31, 2002 were $572,000 compared to $463,000 for the same period in 2001, an increase of $109,000 or 24%. Stated as a percentage of net sales, research and development expenses increased to 19% for the three month period ended December 31, 2002, compared to 14% for the same period in 2001. The increase in expenses for the three month period is primarily the result of three additional employees. As compared to the same quarter in 2001 additional resources are used in developing and maintaining the Company's CheckQuest product line and its various recognition engines, including Checkscript and Quickstrokes.

        General and Administrative.    General and administrative expenses for the three month period ended December 31, 2002 were $405,000, compared to $487,000 for the same period in 2001, a decrease of $82,000 or 17%. As a percentage of net sales, general and administrative expenses decreased to 14% in 2002, from 15% in 2001. The dollar decrease in expenses for the three month period is primarily attributable to reduced legal costs and reduced bad debt expense.

        Interest and Other Income (Expense)—Net.    Interest and other income (expense) for the three-month period ended December 31, 2002 was ($1,000), compared to net interest and other income of $10,000 for the same period in 2001, a change of $11,000. The increase in net interest expense for the period ended December 31, 2002 is primarily the result of increased borrowings under the Company's line of credit, relative to the same quarter in 2001.

LIQUIDITY AND CAPITAL

        At December 31, 2002 the Company had $1,204,000 in cash as compared to $760,000 at September 30, 2002. Accounts receivable totaled $5,630,000, a decrease of $644,000 over the September 30, 2002, balance of $6,274,000. This decrease was primarily a result of collection of sales occurring at the end of the 2002 fourth fiscal quarter. The Company retained its $750,000 revolving line of credit. There were no borrowings under the revolving line of credit at either December 31, 2002 or at September 30, 2002.

        The Company has financed its cash needs during the first quarter of fiscal 2003 primarily from collection of accounts receivables. The Company financed its cash needs during fiscal 2002 primarily from collection of accounts receivable and income from operations.

        Net cash provided by operating activities during the three months ended December 31, 2002 was $588,000. The primary use of cash from operating activities was a decrease in accounts payable of $629,000. The primary source of cash from operating activities was a decrease in accounts receivable of $669,000, depreciation and amortization of $116,000, an increase to the deferred revenue accounts of $195,000 and an increase in accrued payroll and related taxes of $199,000. During the first quarter, the Company had borrowings of $360,000 on its revolving line of credit, primarily for working capital needs. Such amounts were fully repaid by December 31, 2002. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

        The Company's working capital and current ratio were $4,674,000 and 2.80, respectively, at December 31, 2002, and $4,643,000 and 2.70, respectively, at September 30, 2002. At December 31, 2002, total liabilities to equity ratio was .59 to 1 compared to .64 to 1 at September 30, 2002. As of December 31, 2002, total liabilities were reduced by $182,000 than on September 30, 2002.

        The Company currently has a working capital line of credit. This line requires interest to be paid at prime plus 1 percentage point, but is subject to a limit on available borrowings of $750,000. The Company had no borrowings under the working capital line of credit on December 31, 2002 or on

September 30, 2002. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,000,000 in order to use the credit line. Though the Company had no borrowings under the credit line as of December 31, 2002, at such time the Company's net worth was $5,092,000.

        The existing credit line expires on August 27, 2003. The Company believes that it will be able to renew the current credit line with its current lender. If such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available. However no assurance can be made that the Company will be able to renew its current credit line or that alternative financing can be secured under terms satisfactory to the Company.

        There are no significant capital expenditures planned for the foreseeable future.

        The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations. Although the Company's strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations, and borrowings under the Company's line of credit, as discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The Company has evaluated the applicability of SFAS 142 and has determined that it will not have a material impact on its financial statements. The Company had no recorded goodwill at December 31, 2002 or September 30, 2002. The Company adopted SFAS 142 effective October 1, 2002.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations-Reporting the Effects of a Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for disposal of a segment of business (as previously defined in that Opinion). SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 effective October 1, 2002.

        In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement could impact the accounting for future exit or disposal activities.

        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company's second quarter beginning January 1, 2003.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees". This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At December 31, 2002, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART I, ITEM 3

        The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital." As of December 31, 2002, the Company had no outstanding balance under its line of credit. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

Controls and Procedures

        Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including Mr. Thornton, the Company's Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Thornton concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits:

        The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Sec 1350
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Sec 1350
  b.
  Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MITEK SYSTEMS, INC.
Date: February 12, 2003	By:	/s/ JOHN M. THORNTON John M. Thornton, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer (authorized officer and principal financial officer)

CERTIFICATION OF
CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

        I, John M. Thornton, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Mitek Systems, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003	By:	/s/ JOHN M. THORNTON John M. Thornton, Chairman of the Board, President, Chief Executive Officer, and Chief Financial Officer

QuickLinks

FORM 10-Q
Mitek Systems, Inc. FORM 10-Q For the Quarter Ended December 31, 2002 INDEX
PART 1: FINANCIAL INFORMATION MITEK SYSTEMS, INC BALANCE SHEETS
MITEK SYSTEMS, INC STATEMENTS OF OPERATIONS Unaudited
MITEK SYSTEMS, INC STATEMENTS OF CASH FLOWS Unaudited
MITEK SYSTEMS, INC. NOTES TO FINANCIAL STATEMENTS
PART II—OTHER INFORMATION
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER