Form 10-Q
period 2003-03-31
MITEK SYSTEMS INC
filed 2003-05-13
CIK 807863

SECURITIES AND EXCHANGE COMMISSION

Washington, DC. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14145 Danielson St, Ste B., Poway, California	92064
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (858) 513-4600

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

Yes  ☒   No  ☐.

There were 11,138,772 shares outstanding of the registrant’s Common Stock as of May 9, 2003.

MITEK SYSTEMS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2003

PART 1:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

MITEK SYSTEMS, INC

BALANCE SHEETS

	March 31,	September 30,
	2003	2002
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,536,203	$760,416
Accounts receivable-net of allowances of $141,208 and $150,208 respectively	5,830,083	6,273,987
Note receivable - related party	218,655	199,227
Inventories	227,724	18,443
Prepaid expenses and other assets	136,722	129,097
Total current assets	7,949,387	7,381,170

PROPERTY AND EQUIPMENT-net	398,019	379,533
OTHER ASSETS	372,996	470,496

TOTAL ASSETS	$8,720,402	$8,231,199

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,534,624	$1,567,121
Accrued payroll and related taxes	716,851	648,410
Deferred revenue	777,334	479,570
Other accrued liabilities	124,519	42,805
Total current liabilities	3,153,328	2,737,906

LONG-TERM LIABILITIES:
Deferred rent	14,662	8,419
Deferred revenue	384,220	388,923
Long-term payable	51,297	68,400
Total long-term liabilities	450,179	465,742

TOTAL LIABILITIES	3,603,507	3,203,648

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:

Common stock - $.001 par value; 20,000,000 shares authorized, 11,138,772 issued and outstanding.	11,139	11,139
Additional paid-in capital	9,293,424	9,290,671
Accumulated deficit	(4,187,668)	(4,274,259)
Net stockholders’ equity	5,116,895	5,027,551

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,720,402	$8,231,199

See notes to financial statements

MITEK SYSTEMS, INC

STATEMENTS OF OPERATIONS

Unaudited

	THREE MONTHS ENDED March 31,		SIX MONTHS ENDED March 31,
	2003	2002	2003	2002

NET SALES	$3,858,144	$3,076,732	$6,829,241	$6,465,104

COSTS AND EXPENSES:
Cost of sales	1,466,908	923,600	2,106,927	1,820,051
Operations	397,229	390,508	859,995	798,932
Selling and marketing	978,996	845,956	1,807,116	1,602,222
Research and development	552,113	507,580	1,124,233	970,176
General and administrative	433,702	540,185	838,344	1,027,542
Total costs and expenses	3,828,948	3,207,829	6,736,615	6,218,923

OPERATING INCOME (LOSS)	29,196	(131,097)	92,626	246,181

Other income (expense) - net	5,629	(12,439)	3,940	(1,699)

INCOME (LOSS) BEFORE INCOME TAXES	34,825	(143,536)	96,566	244,482

PROVISION FOR INCOME TAXES (BENEFIT)	8,745	(3,000)	9,975	5,000

NET INCOME (LOSS)	$26,080	$(140,536)	$86,591	$239,482

EARNINGS (LOSS) PER SHARE - BASIC	$—	$(0.01)	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC	11,138,772	11,135,468	11,138,772	11,128,131

EARNINGS (LOSS) PER SHARE - DILUTED	$—	$(0.01)	$0.01	$0.02

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	11,208,258	11,135,468	11,205,143	11,466,566

See notes to financial statements

MITEK SYSTEMS, INC

STATEMENTS OF CASH FLOWS

Unaudited

	SIX MONTHS ENDED March 31,
	2003	2002
OPERATING ACTIVITIES
Net income	$86,591	$239,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	228,755	367,951
Provision for bad debts	(9,000)	60,000
Provision for sales returns & allowances	102,000	0
Fair value of stock options issued to non-employees	2,753	67,210
Changes in assets and liabilities:
Accounts receivable	452,904	(1,252,304)
Inventories, prepaid expenses, and other assets	(216,906)	(46,181)
Accounts payable	(32,497)	(26,366)
Accrued payroll and related taxes	68,441	162,681
Long-term payable	(17,103)	0
Deferred revenue	293,061	447,053
Other accrued liabilities	(14,043)	(2,789)
Net cash provided by operating activities	944,956	16,737

INVESTING ACTIVITIES
Purchases of property and equipment	(150,944)	(125,268)
Proceeds from sale of property and equipment	1,203	0
Investment in note receivable	(19,428)	(59,075)
Net cash used in investing activities	(169,169)	(184,343)

FINANCING ACTIVITIES
Proceeds from borrowings	360,000	100,000
Repayment of borrowings	(360,000)	(100,000)
Proceeds from exercise of stock options and warrants		10,956
Net cash provided by financing activities	0	10,956

NET INCREASE (DECREASE) IN CASH	775,787	(156,650)

CASH AT BEGINNING OF PERIOD	760,416	865,347

CASH AT END OF PERIOD	$1,536,203	$708,697

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$6,526	$543
Cash paid for income taxes	$9,975	$1,115

See notes to financial statements

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

1.             Basis of Presentation

The accompanying unaudited financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company’s Annual Report on Form 10-K.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and six months ended March 31, 2003 and March 31, 2002 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Certain prior year’s balances have been reclassified to conform to the 2003 presentation.

2.             New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles.  SFAS 142 is effective for fiscal years beginning after December 31, 2001.  The adoption of SFAS 142 effective October 1, 2002 did not have a material effect on the Company’s operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 effective October 1, 2002 did not have a material effect on the Company’s operations or financial position.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this statement could impact the accounting for future exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company’s second quarter beginning January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

3.             Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for March 31, 2003 and 2002.

	2003	2002
Risk free interest rates	4.6%	5.5%
Dividend yields	0%	0%
Volatility	85%	82.1%
Weighted average expected life	3 years	3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period.  The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Three months ended March 31		Six months ended March 31
	2003	2002	2003	2002
Net income (loss) as reported	$26	$(141)	$87	$239
Net loss pro forma	(170)	(378)	(312)	(252)
Net income (loss) per share as reported	.00	(.01)	.01	.02
Net loss per share pro forma	(.02)	(.03)	(.03)	(.02)

4.             Revolving Line of Credit

On February 19, 2003 the Company revised its working capital revolving line of credit.  This line requires interest to be paid at prime plus 1 percentage point, but is subject to a limit on available borrowings of $1,200,000.  The Company had no borrowings under the working capital line of credit on March 31, 2003 or on September 30, 2002.  This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,800,000 in order to use the credit line.  Though the Company had no borrowings under the credit line as of March 31, 2003, at such time the Company’s net worth was $5,141,000.  The existing credit line expires on February 28, 2004.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion

 In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  As contained herein, the words “expects,” “anticipates,” “believes,” “intends,” “will,” and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties.  To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company’s actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company’s current expectations.  The difference may be caused by a variety of factors, including, but not limited, to the following:  (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company’s markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company’s inability to maintain its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

The Company’s strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology.  In particular, Mitek is determined to expand the installed base of its CheckQuest® product line, while maintaining sustained growth of the existing market for its QuickStrokes® and CheckScript™ product lines, and servicing specific applications of its Doctus product to those customers and markets best suited to this solution.  Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

CRITICAL ACCOUNTING POLICIES

Mitek’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Mitek include revenue recognition, impairment of accounts and notes receivable, and accounting for income taxes.

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the Company’s Form 10K for the year ended September 30, 2002.

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

•                  Time period over which services are to be performed

•                  Creditworthiness of the customer

•                  The complexity of customizations to the Company’s software required by service contracts

•                  The sales channel through which the sale is made (direct, VAR, distributor, etc.)

•                  Discounts given for each element of a contract

•                  Any commitments made as to installation or implementation “go live” dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on the Company’s future revenues and operating results.

Accounts Receivable.

We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and the customer’s current creditworthiness. Certain contractual arrangements contain ratable payment terms of up to twelve months.  We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2003 and 2002

Net Sales.      Net sales for the three-month period ended March 31, 2003 were $3,858,000, compared to $3,077,000 for the same period in 2002, an increase of $781,000, or 25%.  The increase is primarily attributable to a 48% increase in sales of our recognition engines, a 72% increase in maintenance revenue, and a 6% increase in our Checkquest product line.

Net sales for the six-month period ended March 31, 2003 were $6,829,000, compared to $6,465,000 for the same period in 2002, an increase of $364,000 or 6%.  The increase was primarily attributable to a 69% increase in sales of our Doctus product line, a 88% increase in maintenance revenue, a 2% increase in sales of our recognition engines, and was partially offset by a 3% decline in sales of our Checkquest product line.

Cost of Sales.        Cost of sales for the three-month period ended March 31, 2003 was $1,467,000, compared to $924,000 for the same period in 2002, an increase of $543,000 or 59%. Stated as a percentage of net sales, cost of sales increased to 38% for the three-month period ended March 31, 2003 compared to 30% for the same period in 2002. The dollar increase, and the increase as a percentage of sales, in cost of sales is almost entirely due to increased hardware installations related to the Company’s Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2002.

Cost of sales for the six-month period ended March 31, 2003 was $2,107,000, compared to $1,820,000 for the same period in 2002, an increase of $287,000 or 16%. Stated as a percentage of net sales, cost of sales increased to 31% for the six-month period ended March 31, 2003, compared to 28% for the same period in 2002. The dollar increase, and the increase as a percentage of sales, in cost of sales is almost entirely due to increased hardware installations related to the Company’s Checkquest product line, which typically carry higher costs, during the six months, as compared to the same period in 2002.

Operations Expenses. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training.  As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in Operations expense. Operations expenses for the three-month period ended March 31, 2003 were $397,000, compared to $390,000 for the same period in 2002, an increase of $7,000 or 2%. Stated as a percentage of net sales, operations expenses were 10% for the three-month period ended March 31, 2003, as compared with 13% for the same period in 2002.  The dollar increase in expenses is primarily attributable to additional operating expenses, primarily travel associated with installation and training.  The decrease as a percentage of net sales is attributable to increased sales.

Operations expenses for the six-month period ended March 31, 2003 were $860,000, compared to $799,000 for the same period in 2002, an increase of $61,000 or 8%. Stated as a percentage of net sales, operations expenses increased to 13% for the six-month period ended March 31, 2003, compared to 12% for the same period in 2002.  The dollar increase in expenses is primarily attributable to staff additions and operating expenses, primarily facilities depreciation expense. The decrease as a percentage of net sales is attributable to increased sales.

Selling and Marketing Expenses.    Selling and marketing expenses for the three-month period ended March 31, 2003 were $979,000, compared to $846,000 for the same period in 2002, an increase of $133,000 or 16%. Stated as a percentage of net sales, selling and marketing expenses decreased to 25% from 27% for the same period in 2002. The dollar increase in expenses is attributable to the Company’s addition of salespersons focusing their efforts on the CheckQuest product line, additional commission expense due to increased sales, and additional lead referral fees paid to third parties for sales closed during the quarter. The decrease as a percentage of net sales is primarily attributable to the increase in sales.

Selling and marketing expenses for the six-month period ended March 31, 2003 were $1,807,000, compared to $1,602,000 for the same period in 2002, an increase of $205,000 or 13%. Stated as a percentage of net sales, selling and marketing expenses increased to 26% from 25% for the same period in 2002. The dollar increase in expenses is attributable to the Company’s addition of salespersons focusing their efforts on the CheckQuest product line. The decrease as a percentage of net sales is primarily attributable to the increase in sales.

Research and Development Expenses.    Research and development expenses are incurred to maintain existing products, develop new products or new product features, technical customer support, and development of custom projects.  Research and development expenses for the three-month period ended March 31, 2003 were $552,000, compared to $508,000 for the same period in 2002, an increase of $44,000 or 9%.  Stated as a percentage of net sales, research and development expenses decreased to 14% for the three-month period ended March 31, 2003, compared to 16% for the same period in 2002. The dollar increase in expenses is the result of two staff additions as well as increased compensation of the engineering staff, resulting from normal periodic performance reviews.  The decrease as a percentage of net sales for the three-month period is primarily attributable to the increase in sales.

Research and development expenses for the six-month period ended March 31, 2003 were $1,124,000, compared to $970,000 for the same period in 2002, an increase of $154,000 or 16%. Stated as a percentage of net sales, research and development expenses increased to 16% for the six-month period ended March 31, 2003, compared to 15% for the same period in 2002. The dollar increase in expenses is the result of two staff additions, increased compensation of engineering staff, resulting from normal periodic performance reviews, and additional facilities rent. The increase as a percentage of net sales for the six-month period is primarily attributable to the dollar increase in expense.

General and Administrative Expenses.    General and administrative expenses for the three-month period ended March 31, 2003 were $434,000, compared to $540,000 for the same period in 2002, a decrease of $106,000 or 20%. Stated as a percentage of net sales, general and administrative expenses decreased to 11% for the three-month period ended March 31, 2003, compared to 18% for the same period in 2002. The dollar decrease in expenses for the three months is primarily attributable to costs associated with outside professional services related to analysis of the competitive marketplace for banking products,  and presentations designed to advance shareholder relations, while the decrease as a  percentage of net sales is primarily attributable to increased sales.

General and administrative expenses for the six-month period ended March 31, 2003 were $838,000, compared to $1,028,000 for the same period in 2002, a decrease of $190,000 or 18%. Stated as a percentage of net sales, general and administrative expenses decreased to 12% for the six-month period ended March 31, 2003, compared to 16% for the same period in 2002. The dollar decrease in expenses for the six months is primarily attributable to costs associated with outside professional services, shareholder relations, and reduced bad debt expense, while the decrease as a percentage of net sales is primarily attributable to increased sales.

Interest and Other Income (Expense) - Net.    Interest and other income (expense) for the three-month period ended March 31, 2003 was $6,000, compared to ($13,000) for the same period in 2002, an increase of $19,000.  Interest expense for the six-month period ended March 31, 2003 was $4,000, compared to ($2,000) for the same period in 2002, an increase of $6,000.  The decrease in net interest expense for the period ended March 31, 2003 is primarily the result of reduced borrowings under the Company’s line of credit.

LIQUIDITY AND CAPITAL

At March 31, 2003 the Company had $1,536,000 in cash as compared to $760,000 at September 30, 2002. Accounts receivable totaled $5,830,000, a decrease of $444,000 over the September 30, 2002, balance of $6,274,000.  This decrease was primarily a result of collection of sales occurring at the end of the 2003 second fiscal quarter.  On February 19, 2003 the Company revised its revolving line of credit.  The new revolving line of credit is discussed below. There were no borrowings under the revolving line of credit at either March 31, 2003 or at September 30, 2002.

The Company has financed its cash needs during the second quarter of fiscal 2003 primarily from income from operations and collection of accounts receivables.

Net cash provided by operating activities during the six months ended March 31, 2003 was $945,000.  The primary use of cash from operating activities was an increase in inventory of $217,000. This increase was due to the receipt of inventory immediately prior to period end, which was installed during the next period.  The primary source of cash from operating activities was a decrease in accounts receivable of $453,000, depreciation and amortization of $229,000, an increase to the deferred revenue accounts of $293,000 and an increase in accrued payroll and related taxes of $68,000.  The decrease in accounts receivable was due to the collection of receivables related to the Checkquest product line, which typically carry shorter terms.  The increase in deferred revenue relates to the growth in installed base of the Company’s Checkquest product line, as well as other products.  During the second quarter, the Company had no borrowings on its revolving line of credit.  The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

The Company’s working capital and current ratio were $4,796,000 and 2.52, respectively, at March 31, 2003, and $4,643,000 and 2.70, respectively, at September 30, 2002.  At March 31, 2003, total liabilities to equity ratio was .70 to 1 compared to .64 to 1 at September 30, 2002.  As of March 31, 2003, total liabilities were increased by $400,000 than on September 30, 2002.

On February 19, 2003 the Company revised its working capital revolving line of credit.  This line requires interest to be paid at the bank’s prime plus 1 percent, but is subject to a limit on available borrowings of $1,200,000.  The Company had no borrowings under the working capital line of credit on March 31, 2003 or on September 30, 2002.  This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,800,000 in order to use the credit line.  Though the Company had no borrowings under the credit line as of March 31, 2003, at such time the Company’s net worth was $5,141,000.

The existing credit line expires on February 28, 2004.  The Company believes that it will be able to renew the current credit line with its current lender. If such renewal cannot be obtained, the Company believes that alternative financing, under terms satisfactory to the Company will be available.  However no assurance can be made that the Company will be able to renew its current credit line or that alternative financing can be secured under terms satisfactory to the Company.

There are no significant capital expenditures planned for the foreseeable future.

The Company evaluates its cash requirements on a quarterly basis.  Historically, the Company has managed its cash requirements principally from cash generated from operations.  Although the Company’s strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy.  Cash requirements over the next twelve months are principally to fund operations, including spending on research and development.  The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations, and borrowings under the Company’s line of credit, as discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,”  which requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually.  In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles.  SFAS 142 is effective for fiscal years beginning after December 31, 2001.  The adoption of SFAS 142 effective October 1, 2002 did not have a material effect on the Company’s operations or financial position.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions.  SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS No. 144 effective October 1, 2002 did not have a material effect on the Company’s operations or financial position.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.”  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The adoption of this statement could impact the accounting for future exit or disposal activities.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure”. SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company’s second quarter beginning January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees”. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. At March 31, 2003, the Company has issued no guarantees that qualify for disclosure in this interim financial statement.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART I, ITEM 3

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company’s variable rate working capital line of credit, as described under “Management’s Discussion and Analysis of  Financial Condition and Results of Operations—Liquidity and Capital.”  The Company had no borrowings at March 31, 2003.  The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including Mr. Thornton, the Company’s Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, Mr. Thornton concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 4.             Submission of Matters to a Vote of Security Holders

a.             The Company’s Annual Meeting of Stockholders was held on February 5, 2003 (the “Meeting”)

c.             1. The following directors were elected at the Meeting.

	Number of Shares Voted:

Director	For	Against or Withheld	Abstain or Broker Non-Vote
John M. Thornton	10,123,759	164,344
Gerald I. Farmer, Ph.D	10,113,524	174,579
James B. DeBello	10,115,474	172,629
John G. Rebelo Jr.	10,121,574	166,529
Daniel E. Steimle	10,116,424	171,679
Sally B. Thornton	10,114,069	174,034

2.               Deloitte & Touche LLP was ratified as the Company’s 2003 auditors:

Number of Shares Voted:
For	Against or Withheld	Abstain or Broker Non-Vote
10,229,798	43,695	14,610

3.               2002 Stock Option Plan was approved:

Number of Shares Voted:
For	Against or Withheld	Abstain or Broker Non-Vote
3,860,253	633,206	94,722

Item 6.           Exhibits and Reports on Form 8-K

a.             Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
99.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Sec 1350
99.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Sec 1350

b.                                          Reports on Form 8-K: No report on Form 8-K was filed by the Company during the six months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date:	May 13, 2003	/s/ John M. Thornton
John M. Thornton, Chairman, President and
Chief Executive Officer, and Chief Financial Officer

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)     presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By:	/s/ John M. Thornton
John M. Thornton
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer