Form 10-Q
period 2003-06-30
MITEK SYSTEMS INC
filed 2003-08-12
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                    FORM 10-Q



(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003 or
                                    -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                               Mitek Systems, Inc.
             (Exact name of registrant as specified in its charter)

             Delaware                                  87-0418827
-------------------------------------           ------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

  14145 Danielson Street, Suite B, Poway, California  92064
--------------------------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (858) 513-4600
                                                   -----------------------------

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

                               Yes  X   No
                                   ---     ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

                               Yes     No X.
                                   ---   ---

     There were 11,182,661 shares outstanding of the registrant's Common Stock as of August 1, 2003.

                               MITEK SYSTEMS, INC.


                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2003


                                      INDEX

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements


                 a)   Balance Sheets
                      As of June 30, 2003 and September 30, 2002-Unaudited..................

                 b)   Statements of Operations
                      for the Three and Nine Months Ended June 30, 2003 and 2002-Unaudited..

                 c)   Statements of Cash Flow
                      for the Nine Months Ended June 30, 2003 and 2002-Unaudited............

                 e) Notes to Financial Statements-Unaudited.................................


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................................


     Item 3.     Quantitative and Qualitative Disclosures about Market Risk.................

     Item 4.     Controls and Procedures....................................................

PART II. OTHER INFORMATION

     Item 5.     Other Information..........................................................
     Item 6.     Exhibits and Reports on Form 8-K...........................................


SIGNATURE...................................................................................

                                  PART 1: FINANCIAL INFORMATION
                                       MITEK SYSTEMS, INC
                                         BALANCE SHEETS
                                           (UNAUDITED)

                                                            JUNE 30,                 SEPTEMBER 30,
                                                              2003                       2002

                                                   -----------------------------------------------
ASSETS
     CURRENT ASSETS:
     Cash                                                  $ 1,415,771                  $ 760,416
     Accounts and notes receivable-net of allowances of      5,395,160                  6,273,987
        $225,208 and $339,025, respectively
     Note receivable - related party                           207,744                    199,227
     Inventories                                               128,830                     18,443
     Prepaid expenses and other assets                         155,701                    129,097
                                                   -----------------------------------------------
         Total current assets                                7,303,206                  7,381,170

     PROPERTY AND EQUIPMENT-net                                366,693                    379,533
     OTHER ASSETS                                              324,246                    470,496

                                                   -----------------------------------------------
TOTAL ASSETS                                               $ 7,994,145                $ 8,231,199
                                                   ===============================================

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                      $ 1,344,547                $ 1,567,121
     Accrued payroll and related taxes                         973,310                    648,410
     Deferred revenue                                          909,183                    479,570
     Other accrued liabilities                                 172,388                     42,805
                                                   -----------------------------------------------
         Total current liabilities                           3,399,428                  2,737,906

     LONG-TERM LIABILITIES:
     Deferred rent                                              17,689                      8,419
     Deferred revenue                                          351,523                    388,923
     Long-term payable                                          42,745                     68,400
                                                   -----------------------------------------------
         Total long-term liabilities                           411,957                    465,742

                                                   -----------------------------------------------
TOTAL LIABILITIES                                            3,811,385                  3,203,648

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:

     Common stock - $.001 par value; 20,000,000
       shares authorized; 11,182,661 and 11,138,772
      issued and outstanding at June 30, 2003
     and September 30, 2002, respectively                       11,183                     11,139
     Additional paid-in capital                              9,312,652                  9,290,671
     Accumulated deficit                                    (5,141,075)                (4,274,259)
                                                   -----------------------------------------------
         Net  stockholders' equity                           4,182,760                  5,027,551

                                                   -----------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 7,994,145                $ 8,231,199
                                                   ===============================================


                        See notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                           2003             2002          2003              2002

                                                       ---------------------------------------------------------------

NET SALES                                               $ 3,041,738       $ 2,762,731   $ 9,870,980       $ 9,231,063


COSTS AND EXPENSES:
     Cost of sales                                        1,392,174           397,801     3,499,102         2,221,080
     Operations                                             431,638           498,352     1,291,633         1,297,284
     Selling and marketing                                1,101,175           774,435     2,908,291         2,376,657
     Research and development                               556,245           504,370     1,680,478         1,474,546
     General and administrative                             517,179           425,706     1,355,523         1,453,248
                                                       ---------------------------------------------------------------
          Total costs and expenses                        3,998,411         2,600,664    10,735,027         8,822,815

                                                       ---------------------------------------------------------------
OPERATING INCOME (LOSS)                                    (956,673)          162,067      (864,047)          408,248

     Other income (expense) - net                             3,645             5,596         7,586             3,897


                                                       ---------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                          (953,028)          167,663      (856,461)          412,145

PROVISION (BENEFIT) FOR INCOME TAXES                            380            (5,000)       10,355                 0

                                                       ---------------------------------------------------------------
NET INCOME (LOSS)                                        $ (953,408)        $ 172,663    $ (866,816)        $ 412,145
                                                       ===============================================================

EARNINGS (LOSS)  PER SHARES - BASIC AND DILUTED             $ (0.09)           $ 0.02       $ (0.08)           $ 0.04
                                                       ===============================================================


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                               11,156,437        11,136,689    11,144,660        11,130,984
                                                       ===============================================================


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                  11,156,437        11,498,474    11,144,660        11,489,868
                                                       ===============================================================


                        See notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                      JUNE 30,
                                                                           2003                     2002

                                                                    ---------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                            $ (866,816)               $ 412,145
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Depreciation and amortization                                         336,969                  518,157
          Provision for bad debts                                                75,000                   90,000
          Loss on disposal of property and equipment                                986                        0
          Provision for sales returns & allowances                              153,000                        0
          Fair value of stock options granted to non-employees                    2,823                   62,599
     Changes in operating assets and liabilities:
          Accounts receivable                                                   803,827                 (766,023)
          Inventory, prepaid expenses, and other assets                        (136,991)                 (33,361)
          Other long term assets                                                      0                  (31,746)
          Accounts payable                                                     (222,575)                (392,484)
          Accrued payroll and related taxes                                     324,900                  378,873
          Long-term payable                                                     (25,655)                       0
          Deferred revenue                                                      392,214                  604,188
          Other accrued liabilities                                             (14,147)                 (21,374)
                                                                    ---------------------------------------------
     Net cash provided by operating activities                                  823,535                  820,974

INVESTING ACTIVITIES
     Purchases of property and equipment                                       (180,067)                (207,451)
     Procees from sale of property and equipment                                  1,203                        0
     Net change in note receivable                                               (8,517)                (136,712)
                                                                    ---------------------------------------------
     Net cash used in investing activities                                     (187,381)                (344,163)

FINANCING ACTIVITIES
     Proceeds from borrowings                                                   360,000                  200,000
     Repayment of borrowings                                                   (360,000)                (100,000)
     Proceeds from exercise of stock options                                     19,201                   10,957
                                                                    ---------------------------------------------
     Net cash provided by financing activities                                   19,201                  110,957

                                                                    ---------------------------------------------
NET INCREASE IN CASH                                                            655,355                  587,768

CASH AT BEGINNING OF PERIOD                                                     760,416                  865,347

                                                                    ---------------------------------------------
CASH AT END OF PERIOD                                                       $ 1,415,771              $ 1,453,115
                                                                    =============================================



Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                 $     6,736              $     1,582
                                                                    ====================    =====================
     Cash paid for income taxes                                             $    10,355              $        --
                                                                    ====================    =====================

                        See notes to financial statements

                               MITEK SYSTEMS, INC.
                     NOTES TO FINANCIAL STATEMENTS-UNAUDITED



1.   Basis of Presentation

     The accompanying unaudited financial statements of Mitek Systems, Inc. (the "Company") at June 30, 2003 and for the three and nine months ended June 30, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-X and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

     Results for the three and nine months ended June 30, 2003 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

     Certain prior year's balances have been reclassified to conform to the 2003 presentation.

2.   New Accounting Pronouncements

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 142 effective October 1, 2002 had no effect on the Company's operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 effective October 1, 2002 had no effect on the Company's operations or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement could impact the accounting for future exit or disposal activities, should they occur.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company's second quarter beginning January 1, 2003. The Company has not elected to change to the fair value method of accounting for stock-based transactions.

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

3.   Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair values for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for June 30, 2003 and 2002.

                                                          2003          2002
                                                          ----          ----
          Risk free interest rates                          2%          5.5%
          Dividend yields                                   0%            0%
          Volatility                                       76%         82.1%
          Weighted average expected life                 3 years      3 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

     Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                           Three months ended       Nine months ended
                                                                June 30                    June 30
                                                       ------------------------- --------------------------
                                                         2003          2002         2003          2002
                                                         ----          ----         ----          ----
Net income (loss) as reported                          $ (953)         $  173     $  (867)        $  412
Net income (loss) pro forma                              (968)            137      (1,507)          (449)
Net income (loss) per share as reported                  (.09)            .02        (.08)           .04
Net income (loss) per share pro forma                    (.09)            .01        (.14)          (.04)

4.   Revolving Line of Credit

     On February 19, 2003 the Company revised its working capital revolving line of credit. This line requires interest to be paid at prime plus 1 percentage point, and is subject to a limit on maximum available borrowings of $1,200,000. The Company had no borrowings under the working capital line of credit on June 30, 2003 or on September 30, 2002. This credit line is subject to a net worth covenant whereby the Company must maintain a tangible net worth of $4,800,000 in order to use the credit line. The loss sustained during the quarter ended June 30, 2003 caused the Company's net worth to fall to $4,183,000. Though the Company had no borrowings under the credit line as of June 30, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. The Company requested, and the lender agreed to, a modification of the net worth covenant, which reduced the required minimum tangible net worth to $3,750,000. All other covenants and conditions remained the same. The existing credit line expires on February 28, 2004.

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

     In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to maintain its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xii) inability to successfully carry out marketing and sales plans;
(xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A and in the Company's filings with the SEC.

     The Company's strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its CheckQuest(R) product line, while maintaining sustained growth of the existing market for its QuickStrokes(R) and CheckScript(TM) product lines, and servicing specific applications of its Doctus product to those customers and markets best suited to this solution. Mitek also seeks to broaden the use of its products with current customers by identifying new and innovative applications of its existing technology.

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

     Revenue Recognition

     The Company enters into contractual arrangements with end users that may include licensing of the Company's software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the Company's Form 10-K for the year ended September 30, 2002.

     The Company considers many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

o The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract
o    Availability of products to be delivered
o    Time period over which services are to be performed
o    Creditworthiness of the customer
o The complexity of customizations to the Company's software required by service contracts
o The sales channel through which the sale is made (direct, VAR, distributor, etc.)
o Discounts given for each element of a contract o Any commitments made as to installation or implementation "go live" dates

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

     Deferred Income Taxes.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses or if the Company is unable to generate sufficient future taxable income, we could be required to maintain the valuation allowance against our deferred tax assets.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2003 and 2002

     NET SALES. Net sales for the three-month period ended June 30, 2003 were $3,042,000, compared to $2,763,000 for the same period in 2002, an increase of $279,000, or 10%. The increase is primarily attributable to a 43% increase in sales in our CheckQuest product line, a 12% increase in sales of our recognition engines, a 43% increase in maintenance revenue, and was offset by a 93% decrease in sales of our Doctus product line. The increase in sales of our CheckQuest product line reflects market penetration into larger financial institutions, which typically require larger configurations. The increase in sales of our recognition engines reflects additional market penetration with existing system integrators. The decrease in sales of our Doctus product line reflects longer sales cycles than historically seen, and continued weakness in the capital spending sector.

Net sales for the nine-month period ended June 30, 2003 were $9,871,000, compared to $9,231,000 for the same period in 2002, an increase of $640,000 or 7%. The increase was primarily attributable to a 16% increase in sales of our CheckQuest product line, a 69% increase in maintenance revenue, a 3% increase in sales of our recognition engines, and was partially offset by a 30% decline in sales of our Doctus product line. The increase in sales of our CheckQuest product line reflects continued market penetration into financial institutions. The increase in sales of our recognition engines reflects additional market penetration with existing system integrators. We believe the decrease in sales of our Doctus product line primarily reflects longer sales cycles than historically seen, and continued weakness in the capital spending sector.

     COST OF SALES. Cost of sales for the three-month period ended June 30, 2003 was $1,392,000, compared to $398,000 for the same period in 2002, an increase of $994,000 or 250%. Stated as a percentage of net sales, cost of sales increased to 46% for the three-month period ended June 30, 2003 compared to 14% for the same period in 2002. The dollar increase, and the increase as a percentage of sales, in cost of sales is almost entirely due to increased hardware installations related to the Company's CheckQuest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2002.

     Cost of sales for the nine-month period ended June 30, 2003 was $3,499,000, compared to $2,221,000 for the same period in 2002, an increase of $1,278,000 or 58%. Stated as a percentage of net sales, cost of sales increased to 35% for the nine-month period ended June 30, 2003, compared to 24% for the same period in 2002. The dollar increase, and the increase as a percentage of sales, in cost of sales is almost entirely due to increased hardware installations related to the Company's CheckQuest product line, which typically carry higher costs, during the nine months, as compared to the same period in 2002.

     OPERATIONS EXPENSES. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Operations expenses for the three-month period ended June 30, 2003 were $432,000, compared to $498,000 for the same period in 2002, a decrease of ($66,000) or 13%. Stated as a percentage of net sales, operations expenses were 14% for the three-month period ended June 30, 2003, as compared with 18% for the same period in 2002. The dollar decrease in expenses is primarily attributable to additional amounts being charged to cost of sales, as a result of the completion of several installations. The decrease as a percentage of net sales is attributable to the aforementioned additional amounts being charged to cost of sales.

     Operations expenses for the nine-month period ended June 30, 2003 were $1,292,000, compared to $1,297,000 for the same period in 2002, a decrease of $5,000 or 0.4%. Stated as a percentage of net sales, operations expenses decreased to 13% for the nine-month period ended June 30, 2003, compared to 14% for the same period in 2002. The dollar increase in expenses is attributable to staff additions and operating expenses, primarily facilities depreciation expense, which was offset by increased amounts being charged to cost of sales, as a result of the completion of several installations. The decrease as a percentage of net sales is attributable to increased sales.

     SELLING AND MARKETING EXPENSES. Selling and marketing expenses for the three-month period ended June 30, 2003 were $1,101,000, compared to $774,000 for the same period in 2002, an increase of $327,000 or 42%. Stated as a percentage of net sales, selling and marketing expenses increased to 36% from 28% for the same period in 2002. The dollar increase in expenses is attributable to the Company's addition of three salespersons focusing their efforts on the CheckQuest product line, additional commission expense due to the use of an outside representative, and additional marketing expense, primarily trade shows attended during the quarter. The increase as a percentage of net sales is primarily attributable to the dollar increase in expense.

     Selling and marketing expenses for the nine-month period ended June 30, 2003 were $2,908,000, compared to $2,377,000 for the same period in 2002, an increase of $531,000 or 22%. Stated as a percentage of net sales, selling and marketing expenses increased to 29% from 26% for the same period in 2002. The dollar increase in expenses is attributable to the Company's addition of three salespersons focusing their efforts on the CheckQuest product line, additional commission expense due to the use of an outside representative, and additional marketing expense, primarily trade shows attended during the quarter. The increase as a percentage of net sales is primarily attributable to the dollar increase in expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three-month period ended June 30, 2003 were $556,000, compared to $504,000 for the same period in 2002, an increase of $52,000 or 10%. Stated as a percentage of net sales, research and development expenses were 18% for the three-month period ended June 30, 2003, compared to 18% for the same period in 2002. The dollar increase in expenses is the result of two staff additions as well as increased compensation of the engineering staff, resulting from normal periodic performance reviews. The similarity as a percentage of net sales for the three-month period is primarily attributable to the increased expense, offset by the increase in sales.

     Research and development expenses for the nine-month period ended June 30, 2003 were $1,680,000, compared to $1,475,000 for the same period in 2002, an increase of $205,000 or 14%. Stated as a percentage of net sales, research and development expenses increased to 17% for the nine-month period ended June 30, 2003, compared to 16% for the same period in 2002. The dollar increase in expenses is the result of two staff additions, increased compensation of engineering staff, resulting from normal periodic performance reviews, and additional facilities rent. The similarity as a percentage of net sales for the nine-month period is primarily attributable to the increased expense, offset by the increase in sales.

     GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the three-month period ended June 30, 2003 were $518,000, compared to $427,000 for the same period in 2002, an increase of $91,000 or 21%. Stated as a percentage of net sales, general and administrative expenses increased to 17% for the three-month period ended June 30, 2003, compared to 15% for the same period in 2002. The dollar increase in expenses for the three months is primarily attributable to the addition of a new President and Chief Executive Office, which were responsibilities previously handled by the Chairman and Chief Financial Officer. The increase as a percentage of net sales is primarily attributable to the dollar increase in expenses.

     General and administrative expenses for the nine-month period ended June 30, 2003 were $1,356,000, compared to $1,453,000 for the same period in 2002, a decrease of $97,000 or 7%. Stated as a percentage of net sales, general and administrative expenses decreased to 14% for the nine-month period ended June 30, 2003, compared to 16% for the same period in 2002. The dollar decrease in expenses for the nine months is primarily attributable to costs associated with outside professional services, shareholder relations, and reduced bad debt expense offset by the increase in payroll and related costs attributable to the addition of a new President and Chief Executive Officer, which were responsibilities previously handled by the Chairman and Chief Financial Officer. The decrease as a percentage of net sales is primarily attributable to the overall decrease in expenses.

     INTEREST AND OTHER INCOME (EXPENSE) - NET. Interest and other income (expense) for the three-month period ended June 30, 2003 was $4,000, compared to $6,000 for the same period in 2002, a decrease of $2,000. Interest expense for the nine-month period ended June 30, 2003 was $7,000, compared to $4,000 for the same period in 2002, an increase of $3,000. The decrease in net interest expense for the period ended June 30, 2003 is primarily the result of reduced borrowings under the Company's line of credit.


LIQUIDITY AND CAPITAL

     At June 30, 2003 the Company had $1,416,000 in cash as compared to $760,000 at September 30, 2002. Accounts receivable totaled $5,395,000, a decrease of $879,000 over the September 30, 2002, balance of $6,274,000. This decrease was primarily a result of collection of sales occurring at the end of the 2003 second fiscal quarter. On February 19, 2003 the Company revised its revolving line of credit. The new revolving line of credit is discussed below. There were no borrowings under the revolving line of credit at either June 30, 2003 or at September 30, 2002.

     The Company has financed its cash needs during the third quarter of fiscal 2003 primarily through collection of accounts receivables.

     Net cash provided by operating activities during the nine months ended June 30, 2003 was $824,000. The primary use of cash from operating activities was a decrease in accounts payable of $223,000, reflecting longer payment terms to certain vendors, and an increase in inventory of $137,000. This increase was due to the purchase of technological software used in the Company's CheckQuest product, which will be installed in the future. The primary source of cash from operating activities was a decrease in accounts receivable of $804,000, depreciation and amortization of $337,000, an increase to the deferred revenue accounts of $392,000 and an increase in accrued payroll and related taxes of $325,000. The decrease in accounts receivable was due to the collection of receivables related to the CheckQuest product line, which typically carry shorter terms. The increase in deferred revenue relates to the growth in installed base of the Company's CheckQuest product line, as well as other products. During the third quarter, the Company had no borrowings on its revolving line of credit. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

     The Company's working capital and current ratio were $3,903,000 and 2.15, respectively, at June 30, 2003, and $4,643,000 and 2.70, respectively, at September 30, 2002. At June 30, 2003, total liabilities to equity ratio was .91 to 1 compared to .64 to 1 at September 30, 2002. As of June 30, 2003, total liabilities were $608,000 more than on September 30, 2002.

     On February 19, 2003 the Company revised its working capital revolving line of credit. This line requires interest to be paid at the bank's prime plus 1 percent, but is subject to a limit on available borrowings of $1,200,000. The Company had no borrowings under the working capital line of credit on June 30, 2003 or on September 30, 2002. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $4,800,000 in order to use the credit line. The loss sustained during the quarter ended June 30, 2003 caused the Company's net worth to fall to $4,183,000. Though the Company had no borrowings under the credit line as of June 30, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. The Company requested, and the lender agreed to, a modification of the net worth covenant, which reduced the required minimum tangible net worth to $3,750,000. All other covenants and conditions remained the same.

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

     The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations. Although the Company's strategy for fiscal 2003 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations, and borrowings under the Company's line of credit as available, as discussed above.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and other intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. In addition, the standard includes provisions for the reclassification of certain existing intangibles as goodwill and reassessment of the useful lives of existing recognized intangibles. SFAS 142 is effective for fiscal years beginning after December 31, 2001. The adoption of SFAS 142 effective October 1, 2002 did not have a material effect on the Company's operations or financial position.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which establishes one accounting model to be used for long-lived assets to be disposed of by sale and broadens the presentation of discontinued operations to include more disposal transactions. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 effective October 1, 2002 did not have a material effect on the Company's operations or financial position.

     In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this statement could impact the accounting for future exit or disposal activities, should they occur.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. However, certain provisions of SFAS 148 relating to interim financial statements are effective for the Company's second quarter beginning January 1, 2003. . The Company has not elected to change to the fair value method of accounting for stock-based transactions.

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

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital." The Company had no borrowings at June 30, 2003. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4
Controls and Procedures

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including Mr. DeBello, the Company's President and Chief Executive Officer, and Mr. Thornton, the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. DeBello and Mr. Thornton concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their most recent evaluation.

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a.   Exhibits:

          The following exhibits are filed herewith:

              --------------------------- ----------------------------------------------------------
                    Exhibit Number                              Exhibit Title
              --------------------------- ----------------------------------------------------------
                         31.1             Rule 15d-14(a) Certification of the Chief Executive
                                          Officer
              --------------------------- ----------------------------------------------------------
                         31.2             Rule 15d-14(a) Certification of the Chief Financial
                                          Officer
              --------------------------- ----------------------------------------------------------
                         32.1             Section 1350 Certification of the Chief Executive
                                          Officer
              --------------------------- ----------------------------------------------------------
                         32.2             Section 1350 Certification of the Chief Financial
                                          Officer
              --------------------------- ----------------------------------------------------------


     b. Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended June 30, 2003.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MITEK SYSTEMS, INC.




Date:  August 12, 2003                  /s/    James B. Debello
                                        -----------------------------------
                                        James B. DeBello, President and
                                        Chief Executive Officer





Date:  August 12, 2003                  /s/    John M. Thornton
                                        -----------------------------------
                                        John M. Thornton, Chairman and
                                        Chief Financial Officer