Form 10-K
period 2003-09-30
MITEK SYSTEMS INC
filed 2003-12-30
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

          (Mark One)

                |X| Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended September 30, 2003

                                       or

             |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|.

      The aggregate market value of voting stock held by non-affiliates of the registrant was $8,632,803 as of March 31, 2003 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

      There were 11,308,537 shares outstanding of the registrant's Common Stock as of December 3, 2003.

      Documents incorporated by reference in this report: Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 2003. Part III incorporates certain information by reference from the Proxy Statement for the 2004 Annual Meeting of Stockholders.

                               MITEK SYSTEMS, INC.

                                    FORM 10-K

                  For The Fiscal Year Ended September 30, 2003

Index

                                     Part I

Item 1   Business............................................................  3
Item 2   Properties.......................................................... 10
Item 3   Legal Proceedings................................................... 10
Item 4   Submission of Matters to a Vote of Security Holders................. 10
Item 4A  Executive Officers of the Registrant ............................... 10

                                     Part II

Item 5   Market for Registrant's Common Stock and Related Shareholder Matters 11
Item 6   Selected Financial Data............................................. 12
Item 7   Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................. 13
Item 7A  Quantitative and Qualitative Disclosures about Market Risk.......... 27
Item 8   Financial Statements and Supplementary Data......................... 28
Item 9   Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures .............................................. 44
Item 9A  Controls and Procedures ............................................ 44

                                    Part III

Item 10  Directors and Executive Officers of the Registrant.................. 44
Item 11  Executive Compensation.............................................. 44
Item 12  Security Ownership of Certain Beneficial Owners and Management...... 45
Item 13  Certain Relationships and Related Transactions...................... 45
Item 14  Principal Accounting Fees and Services.............................. 45

                                     Part IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 45
         Signatures.......................................................... 47

                                     PART I

ITEM 1. BUSINESS

GENERAL

      This Form 10-K of Mitek Systems, Inc. (the "Company") contains forward-looking statements concerning anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words "expect," "believe," "will," "may," "should," "project," "estimate," "scheduled" and like expressions, and the negative thereof. These statements address matters including, but not limited to, statements relating to the development and pace of sales of the Company's products, expected trends and growth in the Company's results of operations, projections concerning the Company's available cash flow and liquidity, anticipated penetration in new and existing markets for the Company's products and the size of such markets, anticipated acceptance of the Company's products by existing and new customers, and the ability of the Company to achieve or sustain any growth in sales and revenue. The forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the statements, including those risks described in the Company's Securities and Exchange Commission reports, and the risk factors described in this Form 10-K Issues and Uncertainties."

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

PRODUCTS AND RELATED MARKETS

      During fiscal 2003, the Company had one operating segment based on its product and service offerings: Automated Document Processing.

AUTOMATED DOCUMENT PROCESSING

      Since 1992 the Company has developed and marketed ADR products, which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. The Company's ADR products incorporate proprietary neural network software technology for the recognition and conversion of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that self adjust to "learn" various forms and patterns. The Company's ADR products combine the Company's neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. The Company leverages its core technology across a family of ADR products that the Company believes offers the highest accuracy commercially available for the recognition of hand printed characters and the automated processing of documents. Mitek's family of ADR products is made up of the three distinct product lines: Recognition Toolkits, Document and Image Processing Solutions and Check Imaging Solutions.

Recognition Toolkits

      The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes(R) API (Application Programmers Interface), and a licensed ICR software engine CheckScript(TM) (a trademark of Parascript LLC). QuickStrokes(R) API and CheckScript(TM) are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and J&B Software, and to systems integrators such as Computer Sciences Corporation. Major end users include Chevron, GTE, CitiBank, NYNEX, Fleet Bank, Chase Manhattan, Comerica Bank, HSBC, and British Telecom. QuickStrokes(R) API can process many foreign character sets.

      The CheckScript(TM) product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company's proprietary QuickStrokes(R) API Courtesy Amount Recognition (CAR) technology. This product provides a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

Document and Image Processing Solutions

      DynaFind(R) is a software toolkit that captures data from many types of unstructured business documents. DynaFind is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. DynaFind locates this data on documents using contextual, positional, format- and keyword-specific information, even if it appears in a different location on each document. The Company has supplied DynaFind(R)as a stand alone API to several important OEMs in the document processing field. DynaFind(R) is also available as an add-on feature that has been integrated into Doctus, Mitek's forms processing solution.

      Leveraging its core technical competency in ICR, the Company has addressed the forms processing market with its Doctus(R) product. Doctus(R) incorporates the Company's core ICR technology in an application designed for end users in a broad variety of industries that require high volume automated data entry. The Company believes its Doctus(R) software is a major innovation in forms processing because it economically handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed. Doctus(R) is able to process unstructured forms because it incorporates Mitek's DynaFind(R) forms understanding technology. With DynaFind(R), Doctus(R) automatically classifies unstructured forms and extracts relevant data from the form contents. Major Doctus(R) customers include AIG and Sungard.

      QuickFX(R) Pro is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX(R) Pro reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

Check Imaging Solutions

      CheckQuest(R) is Mitek's image-enabled check and item processing solution. It is specifically designed for check image processing applications at community and regional banks, such as Proof of Deposit, Retail/Wholesale Lock Box, and Remittance Processing. CheckQuest is designed to expand and improve an institution's operational efficiency and customer service without adding staff, while reducing monthly expenses. CheckQuest utilizes Mitek's field-proven CAR/LAR technology, currently in use worldwide for processing billions of checks per year. With the passage of the Check Clearing for the 21st Century Act, or Check 21, in October of 2003, banks can substitute electronic check images for paper checks in the clearance and settlement process. This new electronic format is expected to dramatically reduce bank operating costs and save millions of dollars each year. With Check 21 calling for the use of electronic check images within a year's time, The Company believes CheckQuest can play a strategic role in preparing banks for check truncation and electronic check presentment.

RESEARCH AND DEVELOPMENT

      During fiscal years 2003, 2002, and 2001 research and development expense was approximately $2,242,000, $2,049,000, and $1,830,000, respectively. Those amounts represented 19%, 16%, and 19%, respectively, of revenue in each of those years. We plan to continue spending significant amounts for research and product development.

      Most of the Company's software products are developed internally. The Company also purchases technology and licenses intellectual property rights. The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. We do not believe we are materially dependent upon licenses and other agreements with third parties, relating to the development of our products. Internal development allows Mitek to maintain closer technical control over its products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. Mitek devises innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in automated document processing. The Company intends to expand its existing product offerings and to introduce new document processing software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. The Company performs all quality assurance and develops documentation internally. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. The Company intends to continue to support industry standard operating environments.

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

      The Company's research and development organization included nineteen software engineers at September 30, 2003, including seven with advanced degrees. The Company balances its engineering resources between development of ICR technology and applications development. Of the nineteen software engineers, approximately ten are involved in ICR research and development of the QuickStrokes(R) API recognition engine. The remaining software engineers are involved in applications development, including the Doctus(R), QuickFX(R) Pro, CheckQuest(R) and FraudProtect(TM) products, and customer services and support.

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

SALES AND MARKETING

      The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high- performance, large volume applications, in addition to small and large financial institutions. The Company currently maintains sales offices in California and Virginia and a services and support office in Alabama. In addition, the Company sells and supports its products through foreign resellers in Germany, France, Italy, the United Kingdom and Australia. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

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

      The Company licenses its software to organizations on a perpetual basis. The Company also licenses software to organizations under Enterprise Agreements that allow the end-user customer to acquire multiple licenses, without having to acquire separate packaged products. These Enterprise Agreements are targeted at large organizations that want to acquire perpetual licenses to software products for their entire enterprise along with rights to unspecified future versions of software products over the term of the agreement.

      The ability to support international markets has assisted the Company in its international sales effort. International sales accounted for approximately 3%, 4%,and 3%, of the Company's net sales for the fiscal years ended September 30, 2003, 2002, and 2001, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal 2003 were made to customers in eighteen countries including Australia, Brazil, Canada, Czech Republic, United Kingdom, France, Germany, Hong Kong, Ireland, Israel, India, Italy, Jamaica, Japan, Netherlands, Portugal, Sweden, and Uruguay. The Company sells its products in United States currency only. The Company recorded a significant portion of its revenues from three customers in fiscal 2003, three customers in fiscal 2002, and one customer in fiscal 2001, respectively. Net sales from these customers aggregated 30%, 34%, and 11% for the fiscal years 2003, 2002 and 2001, respectively.

MAINTENANCE AND SUPPORT

      Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers in operating the systems. The Company has an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone. For more complicated issues, our staff, with our customers' permission, can log on to our customers' systems remotely. Occasionally, visits to the customer's facilities are required to resolve support issues. We maintain our customers' software largely through releases which contain improvements and incremental additions. Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for on an annual basis and are typically priced at approximately 15% to 18% of the particular software product's license fee. The Company believes that as the installed base of its products grows and as customers purchase additional complementary products, the software support function will become a larger source of recurring revenues. Costs incurred by the Company to supply maintenance and support services are charged to cost of sales.

COMPETITION

      The market for the Company's ADR products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company faces direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to the Company's current and potential customers. The Company's principal competition comes from (i) customer-developed solutions;
(ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

      It is also possible that the Company will face competition from new competitors. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops, a number of companies with significantly greater resources than the Company could attempt to enter or increase their presence in the Company's market either independently or by acquiring or forming strategic alliances with competitors of the Company or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's current and prospective customers.

      The Company's QuickStrokes(R) API product and licensed CheckScript(TM) product compete, to various degrees, with products produced by a number of substantial competitors such as A2IA, Parascript, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are (i) recognition accuracy with regard to hand printed characters,
(ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) an architectural software design, which allows it to be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes(R) API and CheckScript(TM) competitors have existed longer and have far greater financial resources and industry connections than the Company.

      The Company's Doctus(R) product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, Readsoft, and Cardiff Software, Inc. In addition, Doctus(R) faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus(R) is based on the Company's proprietary QuickStrokes(R) API engine, its competitive advantages reflect the advantages of the QuickStrokes(R) engine. The Company believes its Doctus(R) and DynaFind(R) software provides the highest levels of automation in the industry. DynaFind, the Company's document understanding software, does not require extensive rules written by a programmer based on a large set of training documents. The software automatically "learns" how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus(R) to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

      The Company's CheckQuest(R) product competes against complete proprietary systems offered by software developers such as Bankware, AFS, and BISYS/Document Solutions. Because CheckQuest(R) is based on the Company's proprietary QuickStrokes(R) engine, the Company believes its CheckQuest(R) software provides superior workflow technology, combined with the labor-saving recognition capabilities typically found in larger systems. By incorporating our superior check reading technology, we are providing our banking customers a streamlined check imaging process. The CheckQuest(R) system allows bank customers to research checks via the Internet and receive check image statements via e-mail. The Company's strategy is to position CheckQuest(R) to compete successfully in the community and regional bank marketplace, while offering superior accuracy, workflow and flexibility than competing systems currently on the market.

      Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

      As of September 30, 2003, the Company employed a total of 57 full-time and 2 part-time persons, consisting of 14 in marketing, sales and support, 19 in research and development, 19 in operations, and 7 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good

AVAILABLE INFORMATION

      Our internet address is www.miteksys.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2. PROPERTIES

      The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 26,455 square feet of leased office building space in Poway, California. The lease on these facilities expires September 30, 2005. During the year, the Company leased a customer services and support facility in Alabama. The Company also leases a sales, customer services and support facility in Virginia. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3. LEGAL PROCEEDINGS

      The Company currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, financial condition, operating results, cash flow or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

      Our executive officers as of December 29, 2003 were as follows:

Name                                Age       Position with the Company
--------------------------------------------------------------------------------
James B. DeBello                     45       President, Chief Executive Officer
John M. Thornton                     71       Chairman, Chief Financial Officer
Noel Flynn                           43       Vice President - Operations
Murali Narayanan                     51       Vice President - Marketing
James Graybeal                       44       Vice President - Sales

Mr. DeBello was named President and Chief Executive Officer in May 2003. He has served as a director of the company since 1994. Prior to being named Chief Executive Officer, he served as Chief Executive Officer of Asia Corporation Communications from 2001 to May 2003. Prior to that, he served as Chief Executive Officer of IdeaEdge Ventures from 2000 to 2001. Prior to that, he served as Chief Operating Officer of CollegeClub.com from 1999 to 2000.

Mr. Thornton served as Chairman, President, Chief Executive Officer and Chief Financial Officer from August 1998 to May 2003, when he resigned as President and Chief Executive Officer but remained as Chairman and Chief Financial Officer. He has served as Chairman since 1987.

Mr. Flynn joined the Company in 1989. He was named Vice President of Operations in November 1999. Prior to that, he served as Director of Operations.

Mr. Narayanan joined the Company in July 2003 as Vice President of Marketing. Prior to joining the Company, he served from May, 2000 as Vice President of Business Development of Embrace Networks. Prior to that, he served from May 1999 to April 2000 as Director of Marketing, Internet and Connectivity Solutions for Motorola, Inc.

                                     Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on the NASDAQ Stock Market under the symbol MITK and the closing bid price on December 3, 2003 was $1.13. As of December 3, 2003, there were 511 holders of record of Mitek Systems, Inc. Common Stock. The high and low common stock prices per share were as follows(1):

Quarter Ended                                 Dec. 31   Mar. 31   Jun. 30  Sept. 30    Year
--------------------------------------------------------------------------------------------
Fiscal 2002
Common stock price per share
High                                           $2.25     $2.95     $2.71     $1.40     $2.95
Low                                             1.15      1.43      1.12       .80       .80
--------------------------------------------------------------------------------------------

Fiscal 2003
Common stock price per share
High                                            1.44      1.49      1.64      1.49      1.64
Low                                              .83       .85      1.00       .96       .83
--------------------------------------------------------------------------------------------

(1) Bid quotations compiled by National Association of Securities Dealers, Inc., represents inter-dealer quotations and not necessarily actual transactions

      We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our line of credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data set forth below with respect to our financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and related notes included elsewhere in this filing.

(DOLLARS IN THOUSANDS
EXCEPT PER SHARE DATA)              2003        2002       2001        2000        1999
----------------------              ----        ----       ----        ----        ----
Statement of Operations Data
Net Sales                         $ 11,594    $ 13,083   $  9,387    $  9,348    $  9,741
Net income (loss)                   (2,492)        397       (341)     (1,434)      2,026
Net income (loss) per share          (0.22)       0.04      (0.03)      (0.13)       0.19

Balance Sheet Data
------------------
Cash and short-term investments   $  1,819    $    760   $    865    $    537    $  1,399
Total assets                         5,644       8,231      6,616       7,774       7,389
Long-term liabilities                  369         466        175          41          51
Stockholders' equity                 2,572       5,028      4,564       4,890       5,622

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify, in context, certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited to, adverse economic conditions, general decreases in demand for Company products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving the Company and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of the Company's operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

RESULTS OF OPERATIONS

NET SALES

      Net sales were $11,594,000, $13,083,000 and $9,387,000 for fiscal 2003,
2002 and 2001, respectively. Net sales decreased by $1,489,000 in fiscal 2003 compared to fiscal 2002. The decrease from fiscal 2002 to fiscal 2003 was primarily due to reduced sales of Recognition Toolkits, which declined in revenue by $1,498,000, or 25%, in fiscal 2003. The decrease reflects the Company's efforts that were principally focused on Check Imaging Solutions. Though the Company experienced a nominal increase in the installed customer base for Recognition Toolkits, there were certain existing customers whose Fiscal 2002 enterprise licenses will not renew until fiscal 2004. Prospectively, the Company expects this area to grow during fiscal 2004, given a renewed effort to penetrate additional customer markets, along with renewal of enterprise licenses, which should occur during fiscal 2004.

      Check Imaging Solutions revenue increased by $98,000, or 2%, during fiscal 2003. This increase reflects additional market penetration during the fiscal year, but was substantially below the Company's expectation. The Company believes there was considerable extension of the sales cycle during fiscal 2003, due to legislation pending during the fiscal year. This legislation, eventually signed into law in October of 2003, mandated changes in how banks process checks, and will eventually eliminate the transportation of paper checks through the Federal Reserve System. The Company believes uncertainty regarding the final form caused many prospective customers to delay purchase of check imaging within their operations. The Company believes the passage of this legislation will encourage banks to reevaluate imaging solutions, and as the 2005 adoption deadline approaches, will shorten the historical sales cycle.

      Sales of the Company's Document and Image Processing Solutions decreased by $270,000, or 26%, for fiscal 2003. This reflects the Company's efforts that were principally focused on Check Imaging Solutions, not on Imaging Processing Solutions. Prospectively, the Company expects this area to yield considerable growth, with the addition of sales staff whose focus will be on this area.

      The increase in revenue from fiscal 2001 to fiscal 2002 of $3,696,000 was due to increased sales of Recognition Toolkits, which increased by $2,148,000, or 55%. This increase reflected both additional market penetration and renewal of existing enterprise licensing agreements. Check Imaging Solutions increased sales by $1,082,000, or 26%, for fiscal 2002. This increase reflected additional market penetration of the imaging solution. Sales of the Company's Document and Imaging Processing Solutions increased by $267,000, or 36%, for fiscal 2002. This increase reflects additional revenue due to the release of new image processing tools, which were adopted by the existing customer base.

COST OF SALES

      Cost of sales includes manufacturing and distribution costs for products and programs sold, operation costs related to product support, and costs associated with the delivery of consulting services. Cost of sales were $4,541,000, $3,751,000,and $2,650,000, for fiscal 2003, 2002 and 2001, respectively. The dollar increase in cost of sales in 2003 from 2002 resulted primarily from margin erosion in the Company's Check Imaging Solutions. Due to increased pricing pressures in the marketplace, the Company reduced prices. The dollar increase in cost of sales in 2002 from 2001 resulted primarily from the increased sales of the Company's Check Imaging Solutions and Recognition Toolkits product lines.

      Stated as a percentage of net sales, cost of sales for the corresponding periods were 39%, 29% and 28%, respectively. The increase in cost of sales, stated as a percentage of sales, resulted from the reduced gross margin as discussed above. The increase in cost of sales, as a percentage of sales, in fiscal 2002 from 2001 resulted from the mix of product sales shifting to products which have both hardware and software included in the sale, which typically carries lower gross margins, or to products on which the Company pays royalties.

OPERATIONS

      Gross operations expense include payroll, employee benefits, and other headcount-related costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, the amounts expensed are charged to cost of sales, with unabsorbed costs remaining in operations expense.

      Operations expenses were $1,694,000, $1,872,000, and $1,279,000 for fiscal 2003, 2002, and 2001, respectively. The dollar decrease in the 2003 expense is primarily attributable to additional amounts charged to cost of sales, reflecting increased activity in installation and training. The dollar increase in the 2001 fiscal year was primarily attributable to staff additions. These increased costs are a result of the growth in the installed base of Checkquest customers, as well as the demand for additional installation and training personnel which the Company deemed necessary to meet the installation and training needs for new customers.

      Stated as a percentage of net sales, operations expenses for fiscal 2003, 2002, and 2001 were 15%, 14%, and 14%, respectively. The increase in the 2003 expense, as a percentage of net sales, was primarily attributable to the reduced amount of sales. The fixed amount in the 2002 expense, as a percentage of net sales, is primarily attributable to additions to the Company's staff of CheckQuest support, installation and training specialists, combined with an increase in travel costs.

SELLING AND MARKETING

      Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses were $3,768,000, $3,014,000, and $2,292,000, for fiscal 2003,
2002, and 2001, respectively. The dollar increase in 2003 expense is primarily attributable to increased salaries and commission expense, which resulted from the addition of three salespersons primarily focused on the community bank market. The dollar increase in 2002 expense is primarily attributable to increased sales and the use of sales representatives compensated on a commission-only basis

      Stated as a percentage of net sales, selling and marketing expenses for fiscal 2003, 2002, and 2001 were 32%, 23%, and 24%, respectively. The increase in 2003 expense, as a percentage of net sales, was primarily attributable to the increased expense, combined with the decreased sales. The decrease in 2002 expense, as a percentage of net sales, was primarily attributable to the effect of the increased Checkquest salespersons, which occurred in fiscal 2002, who accounted for the increased sales. This increase in sales was only partially offset by an increase in dollar expense, primarily commissions.

      We expect that we will decrease overall spending on Checkquest sales force, having already eliminated three positions during fiscal 2003, while anticipating adding one position to the Solutions sales force during fiscal 2004.

RESEARCH AND DEVELOPMENT

      Research and development expenses include payroll, employee benefit, and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. The Company maintains sufficient staff to maintain the existing product lines, including development of newer, more feature-rich versions of its existing product lines, as the Company determines is demanded by the marketplace. The Company also maintains research personnel, whose efforts are designed to ensure product paths from current technologies to anticipated future generations of products within the Company's area of business.

      Research and development expenses were $2,242,000, $2,049,000, and $1,830,000 for fiscal 2003, 2002, and 2001, respectively. The dollar increase in the 2003 expense is primarily due to annual salary adjustments given to engineering personnel. The dollar increase in the 2002 expense is due to additional personnel added to support and enhance the Checkquest product line.

      Stated as a percentage of net sales, research and development expense for fiscal 2003, 2002, and 2001, including charges to cost of sales, were 19%, 16%, and 19%, respectively. The increase in 2003 expense, as a percentage of net sales, is primarily attributable to the decrease in sales. The decrease in 2002 expense, as a percentage of net sales, is primarily attributable to the increase in sales.

      During fiscal 2004, we expect our research and development expenses to continue to increase due to annual salary adjustments, however we do not expect to increase the number of research and development personnel.

GENERAL AND ADMINISTRATIVE

      General and administrative expenses include payroll, employee benefit, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative costs were $1,848,000, $2,010,000, and $1,634,000, for fiscal 2003, 2002, and 2001, respectively. The dollar decrease in the 2003 expense is primarily attributable to reduced bad debt expense, resulting from more stringent order acceptance criteria. The dollar increase in the 2002 expense is primarily attributable to costs associated with outside professional services, primarily strategic planning services incurred to better focus and direct the Company's efforts, as well as increased bad debt expense.

      Stated as a percentage of net sales, general and administrative expense for fiscal 2003, 2002, and 2001 were 16%, 15%, and 17%, respectively. The increase in 2003 expense, as a percentage of net sales, was primarily due to decreased sales. The decrease in 2002 expense, as a percentage of net sales, was primarily attributable to increased sales.

      Prospectively, we do not expect any material change in our general and administrative expense growth, based upon our current operating plan for fiscal 2004.

OTHER INCOME (EXPENSE)

      Net interest income (expense) was $18,000, $9,000, and ($43,000), for fiscal 2003, 2002, and 2001, respectively. Stated as a percentage of net sales, net interest income (expense) for the corresponding periods was 0.2%, 0.1%, and (0.5%), respectively. The increase in interest income in the current year is attributable to interest earned on cash invested during the year. The Company moved from interest expense in 2001 to income in 2002 due to reduced borrowings under the Company's line of credit.

INCOME TAXES

      For the fiscal years 2003, the Company recorded income tax expense, which was primarily franchise taxes paid to states in which the Company operated. In fiscal 2002, and 2001 the Company did not record an income tax provision or benefit for income taxes because the deferred tax assets generated by the current year net benefit was offset by a corresponding decrease in the valuation allowance.

FINANCIAL CONDITION

      At September 30, 2003 the Company had $1,819,000 in cash as compared to $760,000 at September 30, 2002. Accounts receivable totaled $2,901,000, a decrease of $3,373,000 over the September 30, 2002, balance of $6,274,000. This decrease was primarily a result of collection of existing receivables.

      Unearned revenue as of September 30, 2003 was $1,204,000, increasing $335,000 from September 30, 2002, reflecting the addition of new and anniversary multi-year product support agreements, partially offset by continued recognition of unearned revenue from product support agreements licensed in prior periods.

      During fiscal 2003, the Company financed its cash needs primarily from operating activities.

      Net cash generated from operating activities during the year ended September 30, 2003 was $1,223,000. The primary use of cash from operating activities was the net loss of $2,492,000 and a decrease in accounts payable of $686,000. The primary sources of cash from operating activities was a decrease in accounts receivable of $3,270,000 and depreciation and amortization expense, which does not require cash, of $442,000.

      Net cash used from investing activities was primarily from the acquisition of fixed assets, primarily a high-speed sorter used for development work, as well as additional computer equipment used in development.

      Net cash from financing activities was primarily the borrowing and repayment on the Company's line of credit.

      The Company's working capital and current ratio was $2,341,000 and 1.87, respectively, at September 30, 2003, $4,643,000 and 2.70, respectively, at September 30, 2002. At September 30, 2003, total liabilities to equity ratio was
1.19 to 1 compared to .64 to 1 a year earlier. As of September 30, 2003, total liabilities were reduced by $132,000 than on September 30, 2002.

      On February 19, 2003 the Company revised its working capital revolving line of credit. This line requires interest to be paid at prime plus 1 percentage point, and is subject to a limit on maximum available borrowings of $1,200,000. The Company had no borrowings under the working capital line of credit on September 30, 2003 or on September 30, 2002. This credit line is subject to a net worth covenant whereby the Company must maintain a tangible net worth of $3,750,000 in order to use the credit line. The loss sustained during the year ended September 30, 2003 caused the Company's net worth to fall to $2,680,000. Though the Company had no borrowings under the credit line as of September 30, 2003, the Company is no longer in compliance with the aforementioned net worth covenant. The Company requested, and the lender agreed to, a modification of the net worth covenant, which reduced the maximum available borrowings to $500,000 subject to a required minimum tangible net worth of $2,000,000. All other covenants and conditions remained the same.

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

      The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations. Although the Company's strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash, cash generated from operations, and borrowings under the Company's line of credit as available, as discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees. This

Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has issued no guarantees that qualify for disclosure in this interim financial statement.

      In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. However, certain provisions of SFAS No. 148 relating to interim financial statements are effective for the Company's second quarter beginning January 1, 2003. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in October 2003. Currently the provisions of FIN 46 must be applied in the first interim or annual period ending after December 15, 2003. The Company has not completed the process of evaluating the impact that the adoption of FIN 46 will have on its financial position or operating results.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

      Mitek's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for Mitek include revenue recognition, impairment of accounts and notes receivable, and accounting for income taxes.

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

      Accounts Receivable.

      We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and our assessment of the customer's current creditworthiness. We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

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

ISSUES AND UNCERTAINTIES

      This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

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

Delisting from the Nasdaq SmallCap Market

      Our common stock is listed on the Nasdaq SmallCap Market. No assurance can be made that our common stock will continue to be listed on the Nasdaq SmallCap Market. If our common stock were not able to be traded on the Nasdaq SmallCap Market, it would likely be traded on the OTC market or the "pink sheets." Securities traded on the Nasdaq SmallCap Market, the OTC market or the "pink sheets" are subject to certain securities regulations. These regulations may limit, in certain circumstances, certain trading activities in our common stock, which could reduce the volume of trading in our common stock or the market price of our common stock.

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

      Historically, a significant portion of our sales have resulted from shipments during the last few weeks of the quarter from orders received in the last month of the applicable quarter. . The Company, however, will base its expense levels, in significant part, on its expectations of future revenue. . As a result, the Company expects its expense levels to be relatively fixed in the short term. Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected. As a result, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. If our operating results for a quarter are below the expectations of public market analysts and investors, the price of our common stock may be materially adversely affected.

Revenue recognition accounting standards and interpretations may change, causing the Company to recognize lower revenues.

      In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition. The Company adopted SOP 97-2, as amended by SOP 98-4 Deferral of the Effective Date of a Provision of SOP 97-2 as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. The Company believes that it is currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. The Company adopted SAB 101 during the fourth quarter of fiscal 2000.

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

We depend upon our key personnel.

      Our future success depends in large part on the continued service of our key technical and management personnel. We do not have employment contracts with, or "key person" life insurance policies on, any of our employees, including James B. DeBello, our President and Chief Executive Officer, or John
M. Thornton, our Chairman of the Board and Chief Financial Officer. Loss of services of key employees could have a material adverse effect on our operations and financial condition. We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

      As of September 30, 2003, John M. Thornton, who is our Chairman of the Board and Chief Financial Officer and his spouse, Director Sally B. Thornton, beneficially owned approximately 24% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 30% of our outstanding common stock. As a result, these stockholders may effectively control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

We may issue preferred stock, which could adversely affect the rights of common stock holders

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

      The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2003, our common stock price ranged from $.83 to $1.64.

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

      While we believe that our current credit line is sufficient, together with cash on hand and cash generated from operations, to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing. If such financing is not available, or if available, is not available on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition. We had a working capital line of credit with a maximum available credit line of $1,200,000. As of September 30, 2003, we had no borrowings under this credit line. This credit line was subject to a net worth covenant whereby the Company was required to maintain a tangible net worth of $3,750,000 in order to use the credit line. The loss sustained during the year ended September 30, 2003 caused the Company's net worth to fall to $2,680,000. Though the Company had no borrowings under the credit line as of September 30, 2003, the Company is no longer in compliance with the aforementioned net worth covenant. The Company requested, and the lender agreed to, a modification of the net worth covenant, which reduced the maximum available borrowings to $500,000 subject to a required minimum tangible net worth of $2,000,000. All other covenants and conditions remained the same. The existing credit line expires on February 28, 2004.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital." As of September 30, 2003, the Company had no outstanding balance under its line of credit. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                                                          2003               2002              2001
                                                                     -------------------------------------------------
SALES
       Software                                                      $  7,227,063       $  9,688,481      $  7,106,250
       Hardware                                                         2,447,252          2,146,717         1,463,611
       Professional Services, education and other                       1,919,748          1,247,985           817,279
                                                                     -------------------------------------------------
NET SALES                                                              11,594,063         13,083,183         9,387,140

COSTS AND EXPENSES:
       Cost of Sales-Software                                             864,714          1,150,253           745,999
       Cost of Sales-Hardware                                           2,605,552          2,022,788         1,540,040
       Cost of Sales-Professional Services, education and other         1,070,939            578,246           363,598
       Operations                                                       1,694,489          1,872,152         1,279,334
       Selling and marketing                                            3,767,966          3,013,782         2,292,305
       Research and development                                         2,241,804          2,048,676         1,829,749
       General and administrative                                       1,848,469          2,009,821         1,634,247
                                                                     -------------------------------------------------
               Total costs and expenses                                14,093,933         12,695,718         9,685,272

                                                                     -------------------------------------------------
OPERATING (LOSS) INCOME                                                (2,499,870)           387,465          (298,132)

OTHER INCOME (EXPENSE) - NET                                               18,334              9,341           (43,292)

                                                                     -------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                                      (2,481,536)           396,806          (341,424)

PROVISION FOR INCOME TAXES                                                 10,654                  0                 0

                                                                     -------------------------------------------------
NET (LOSS) INCOME                                                    $ (2,492,190)      $    396,806      $   (341,424)
                                                                     =================================================

                                                                     -------------------------------------------------
NET (LOSS) INCOME PER SHARE - BASIC                                  $      (0.22)      $       0.04      $      (0.03)
                                                                     =================================================

WEIGHTED AVERAGE NUMBER OF                                           -------------------------------------------------
COMMON SHARES OUTSTANDING - BASIC                                      11,154,489         11,132,867        11,120,120
                                                                     =================================================

                                                                     -------------------------------------------------
NET (LOSS) INCOME PER SHARE - DILUTED                                $      (0.22)      $       0.04      $      (0.03)
                                                                     =================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED                         11,154,489         11,327,163        11,120,120
                                                                     =================================================

                        See notes to financial statements

                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002

                                                                                2003             2002
                                                                            -----------------------------
ASSETS
        CURRENT ASSETS
        Cash                                                                $ 1,819,102       $   760,416
        Accounts  receivable-net of allowances of                             2,900,693         6,273,987
              $253,697 and $150,208, respectively
        Note receivable - related party                                         195,623           199,227
        Inventories - net                                                        43,182            18,443
        Prepaid expenses and other assets                                        84,167           129,097
                                                                            -----------------------------
              Total current assets                                            5,042,767         7,381,170

        PROPERTY AND EQUIPMENT - net                                            321,029           379,533
        OTHER ASSETS                                                            279,985           470,496

                                                                            -----------------------------
TOTAL ASSETS                                                                $ 5,643,781       $ 8,231,199
                                                                            =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

        CURRENT LIABILITIES:

        Accounts payable                                                    $   881,032       $ 1,567,121
        Accrued payroll and related taxes                                       690,388           648,410
        Deferred revenue                                                        884,917           479,570
        Other accrued liabilities                                               245,818            42,805
                                                                            -----------------------------
              Total current liabilities                                       2,702,155         2,737,906

        LONG-TERM LIABILITIES:
        Deferred rent                                                            16,135             8,419
        Deferred revenue                                                        318,826           388,923
        Long-term payable                                                        34,194            68,400
                                                                            -----------------------------
              Total long-term liabilities                                       369,155           465,742

TOTAL LIABILITIES                                                             3,071,310         3,203,648
                                                                            -----------------------------

        COMMITMENTS AND CONTINGENCIES (Note 5)

        STOCKHOLDERS' EQUITY:

        Common stock - $.001 par value; 20,000,000
          shares authorized,  11,185,282 and 11,138,772 issued
          and outstanding at September 30, 2003 and 2002, respectively           11,185            11,139
        Additional paid-in capital                                            9,327,736         9,290,672
        Accumulated deficit                                                  (6,766,450)       (4,274,260)
                                                                            -----------------------------
              Total  stockholders' equity                                     2,572,471         5,027,551

                                                                            -----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 5,643,781       $ 8,231,199
                                                                            =============================

                        See notes to financial statements

                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                                                                  2003              2002              2001
                                                                              -----------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                                             $(2,492,190)      $   396,806       $  (341,424)
      Adjustments to reconcile net (loss) income to net cash provided by operating activities:
           Depreciation and amortization                                          441,931           634,352           570,167
           Provision for bad debts                                                103,489           285,000           155,000
           Loss on disposal of property and equipment                                 986                36             2,129
           Fair value of stock options issued to non-employees                     15,576            54,613            15,082
      Changes in assets and liabilities:
           Accounts receivable                                                  3,269,805        (1,922,436)        1,511,519
           Inventory, prepaid expenses, and other assets                           15,702          (209,233)         (620,419)
           Other long term assets                                                       0           (16,425)                0
           Accounts payable                                                      (686,089)          437,547          (145,757)
           Accrued payroll and related taxes                                       41,978           208,404           (43,057)
           Long-term payable                                                      (34,206)           68,400                 0
           Deferred revenue                                                       335,250           419,724            80,130
           Other accrued liabilities                                              210,729            17,930          (214,070)
                                                                              -----------------------------------------------
      Net cash provided by operating activities                                 1,222,961           374,718           969,300

INVESTING ACTIVITIES
      Purchases of property and equipment                                        (190,616)         (308,659)         (131,710)
      Proceeds from sale of property and equipment                                  1,203               780                 0
      Payment received on (Investment in) note receivable-net                       3,604          (184,039)                0
                                                                              -----------------------------------------------
      Net cash used in investing activities                                      (185,809)         (491,918)         (131,710)

FINANCING ACTIVITIES
      Proceeds from borrowings under line of credit                               360,000           300,000         1,196,000
      Repayment of borrowings under line of credit                               (360,000)         (300,000)       (1,706,000)
      Proceeds from exercise of stock options and warrants                         21,534            12,269               644
                                                                              -----------------------------------------------
      Net cash provided by (used in) financing activities                          21,534            12,269          (509,356)

                                                                              -----------------------------------------------
NET INCREASE (DECREASE) IN CASH                                                 1,058,686          (104,931)          328,234

CASH AT BEGINNING OF YEAR                                                         760,416           865,347           537,113

                                                                              -----------------------------------------------
CASH AT END OF YEAR                                                           $ 1,819,102       $   760,416       $   865,347
                                                                              ===============================================

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
      Cash paid for interest                                                  $     6,736       $     1,693       $    48,110
                                                                              ===============================================
      Cash paid for income taxes                                              $    10,654       $        --       $        --
                                                                              ===============================================

                        See notes to financial statements

                       STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001

                                                                          Additional
                                                              Common        Paid-In        Accumulated
                                                               Stock        Capital          Deficit             Net
                                                              ----------------------------------------------------------
Balance, October 1, 2000                                      $11,120      $9,208,083      $(4,329,642)      $ 4,889,561

     Exercise of stock options                                      1             643                                644
     Fair value of stock options issued to non-employees                       15,082                             15,082
     Net loss                                                                                 (341,424)         (341,424)

                                                              ----------------------------------------------------------
Balance, September 30, 2001                                    11,121       9,223,808       (4,671,066)        4,563,863

     Exercise of stock options                                     18          12,251                             12,269
     Fair value of stock options issued to non-employees                       54,613                             54,613
     Net income                                                                                396,806           396,806

                                                              ----------------------------------------------------------
Balance, September 30, 2002                                    11,139       9,290,672       (4,274,260)        5,027,551

     Exercise of stock options                                     46          21,488                             21,534
     Fair value of stock options issued to non-employees                       15,576                             15,576
     Net loss                                                                               (2,492,190)       (2,492,190)

                                                              ----------------------------------------------------------
Balance, September 30, 2003                                   $11,185      $9,327,736      $(6,766,450)      $ 2,572,471
                                                              ==========================================================

                        See notes to financial statements

                               MITEK SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

NOTE 1 - NATURE OF OPERATIONS AND
         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Operations - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition") with an emphasis in document imaging system products and solutions systems integration services.

      Fiscal 2003 operations resulted in a significant operating loss. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

      Basis of Accounting - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

      Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; and when technological feasibility is achieved for our products. Actual results may differ from management's estimates and assumptions.

      Fair Value of Financial Instruments - The carrying amount of cash, cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

      Cash and Cash Equivalents - Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company's cash is deposited with one financial institution. The Company monitors the financial condition of the financial institution and does not believe that the deposit is subject to a significant degree of risk.

      Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects the Company's best estimate for probable losses inherent in the accounts receivable balance. The Company determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

                                   Balance at        Charged to costs   Write-offs and    Balance at end of
                              beginning of period       and expenses         other              period
                              -------------------    ----------------   --------------    -----------------
Year Ended September 30
2001                                 763,912            155,000            579,887            339,025
2002                                 339,025            285,000            473,817            150,208
2003                                 150,208            103,489                  0            253,697

      Inventories - Inventories are recorded at the lower of average cost or market.

      Property and Equipment - Property and Equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2003 and 2002.

                                                        2003            2002
                                                    -----------     -----------
Property and equipment - at cost:
Equipment                                           $ 1,367,459     $ 1,545,795
Furniture and fixtures                                  159,672         159,672
                                                    -----------     -----------
Leasehold improvements                                    6,700           6,611
                                                      1,533,831       1,712,078

Less:  accumulated depreciation and amortization     (1,212,802)     (1,332,545)
                                                    -----------     -----------
Total                                               $   321,029     $   379,533
                                                    ===========     ===========

      Property and Equipment are carried at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Depreciation and amortization of property and equipment totaled $246,931, $222,468, and $181,511 for the years ended September 30, 2003, 2002 and 2001, respectively.


      Other Assets - The costs of acquiring the Company's software product rights were capitalized and are being amortized over the estimated periods to be benefited, typically 2 to 3 years. Other assets consisted of the following at September 30, 2003 and 2002:

                                                           2003           2002
                                                         --------       --------
Prepaid software rights - Docubase- net                  $243,750       $438,750
Investment in Mitek Systems Ltd.                            4,489              0
Other - net                                                31,746         31,746
                                                         --------       --------
Total                                                    $279,985       $470,496
                                                         ========       ========

      Amortization of prepaid software rights, which is charged to cost of sales, for fiscal 2003, 2002 and 2001 was $195,000, $332,758, and $273,902,
respectively.

      Long-Lived Assets - The Company periodically evaluates the carrying value of license agreements and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or asset. If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the years ended September 30, 2003, 2002, or 2001.

      Investment in Mitek Systems Ltd. - On September 1, 2000 the Company acquired a 15% investment in Itech Business Solutions Ltd. ("Itech"), which was accounted for under the cost method at September 30, 2000. On October 3, 2000 the Company acquired an additional 15% interest in Itech for $88,506. After this additional investment, the Company accounted for its 30% interest in Itech under the equity method. Subsequent to the additional investment on October 3, 2000, Itech changed their name to Mitek Systems Ltd. During fiscal 2002, the Company acquired an additional 18% interest in consideration for a loan to Mitek Systems Ltd. This loan carries monthly payment terms and a 10% rate of interest. Amounts due from Mitek Systems Ltd at September 30, 2003 and 2002 were $195,623 and $199,227, respectively. The additional interest in Mitek Systems Ltd required no additional investment. Included in fiscal 2003, 2002 and 2001 Other Income (Expenses) is $4,489, ($11,636), and ($13,604), respectively, related to the Company's equity in the income (loss) of Mitek Systems, Ltd.

      Deferred Revenue - Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on the Company's software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement. Historically, the percentage of revenue recorded as unearned due to undelivered elements generally ranged from approximately 8% to 15% of the sales price of the software.

      Revenue Recognition - Revenues from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectibility or vendor specific evidence about the value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Software license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the initial shipment. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer

      In December 1999, SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements was issued. SAB 101 provides the SEC staff's view in applying generally accepted accounting principles to selected revenue recognition issues, including software revenue recognition. There was no impact on the financial statements as a result of the adoption of SAB 101. Therefore, no adjustment was recorded.

      Research and Development - Research and development costs are expensed in the period incurred.

      Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

      Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized. - see Note 4.

      Net Income (Loss) Per Share - The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as options and warrants, if dilutive. The weighted average number of common shares and common share equivalents outstanding for the year ended September 30, 2002 included 194,296 common share equivalents related to stock options and warrants. Outstanding stock options for fiscal 2003 and 2001 were excluded from this calculation, as they would have been antidilutive.

      Stock Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for costs of stock-based compensation to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and accordingly, discloses the pro forma effect on net income
(loss) and related per-share amounts using the fair value based method to account for stock-based compensation (Note 2). The fair value of stock compensation issued to non-employees is determined using the Black-Scholes option pricing model and compensation expense is recorded pursuant to the provisions of EITF 96-18.

      The Company accounts for stock options granted to its employees and members of its board of directors under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) Accounting for Stock Issued to Employees, and related interpretations, and with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The following table illustrates the effect on net (loss) income and net (loss) income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (in thousands, except per share amounts).

                                                              Year Ended       Year Ended      Year Ended
                                                              September 30     September 30    September 30
                                                                 2003              2002            2001
                                                              ------------     ------------    ------------
Net (loss) income, as reported                                  $ 2,492           $ 397           $  (341)
Add: Stock-based employee compensation expense                        0               0                 0
included in reported net (loss) income, net of related
tax effects
Deduct; Total stock-based employee compensation
expense determined under the fair value method, net of
related tax effects                                              (5,631)           (962)           (1,074)
                                                                -------           -----           -------
Pro Forma net (loss) income                                     ($3,139)          ($565)          ($1,415)
                                                                =======           =====           =======
Net (loss) income per share                                        (.28)           (.05)             (.13)

      Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, results in the use of a management approach in identifying segments of an enterprise. Management has determined that the Company operates in only one segment.

      Comprehensive Income (Loss) - There are no differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying financial statements.

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. This Interpretation also incorporates, without change, the guidance in FASB Interpretation No. 34, Disclosure of Indirect Guarantees of Indebtedness of Others, which is being superseded. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has issued no guarantees that qualify for disclosure in this interim financial statement.

      In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in December 2003. The Company has not completed the process of evaluating the impact that the adoption of FIN 46 will have on its financial position or operating results.

NOTE 2 - STOCKHOLDERS' EQUITY

      Stock Options - The Company has stock option plans for executives and key individuals who make significant contributions to the Company. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1986 plan expired on September 30, 1996 and no additional options may be granted under this plan. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualified options. The 1988 plan expired on September 13, 1998. For both plans, options were granted at fair market value of the Company's stock at the grant date and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock are excluded from the plans.

      The 1996 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Options must be granted at fair market value of the Company's stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. The 1996 plan maximized in February 1999 and no additional options may be granted under this plan.

      The 1999 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value of the Company's stock at the grant date while non-qualified options may be granted at no less than 85% of fair market value of the Company's stock at the grant date, and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years.

      The 2000 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value while non-qualified options may be granted at no less than 85% of fair market value, and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years.

      Information concerning stock options granted by the Company under all plans for the years ended September 30, 2003, 2002 and 2001 is as follows:

                                                               Weighted Average
                                                              Exercise Price Per
                                                Shares              Share
                                               ---------      ------------------
Balance, October 1, 2000                       1,115,842            $3.96

     Granted                                     486,500            $0.98
     Exercised                                    (1,111)           $0.70
     Cancelled                                  (128,788)           $5.98
                                               ---------            -----

Balance, September 30, 2001                    1,472,443            $2.84

     Granted                                     510,500            $1.65
     Exercised                                   (17,818)           $0.69
     Cancelled                                   (96,528)           $1.41
                                               ---------            -----

Balance, September 30, 2002                    1,868,597            $2.56

     Granted                                     856,000            $1.17
     Exercised                                   (46,510)           $0.46
     Cancelled                                  (327,124)           $3.20
                                               ---------            -----

Balance, September 30, 2003                    2,350,963            $2.03
                                               =========            =====

      The following table summarizes information about stock options outstanding at September 30, 2003:

                                             Weighted                                             Weighted Average
                                             Average               Weighted                        Exercise Price
       Range of               Number        Remaining          Average Exercise      Number        of Exercisable
    Exercise Price         Outstanding    Contractual Life          Price          Exercisable         Options
------------------------------------------------------------------------------------------------------------------
   $ 0.43- - $ 0.80             2,000          5.08                 $ 0.44            2,000           $ 0.44
   $ 0.81- - $ 0.99           468,497          5.99                 $ 0.91          381,936           $ 0.90
   $ 1.00- - $ 2.32         1,372,140          5.60                 $ 1.50          436,529           $ 1.56
   $ 2.33- - $ 3.68           254,903          5.86                 $ 2.85          254,611           $ 2.84
   $ 3.69- - $ 5.09             1,723          6.33                 $ 5.09            1,723           $ 5.09
   $ 5.10- - $ 7.68           245,700          6.70                 $ 6.81          245,639           $ 6.81
   $ 7.69- - $12.37             6,000          6.43                 $ 9.30            6,000           $ 9.30

                           ---------------------------------------------------------------------------------
                            2,350,963          6.39                 $ 2.03        1,328,438           $ 2.62
                           =================================================================================

      All stock options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date. The weighted average fair value of the stock options granted was $.59, $.93, and $.88 for fiscal 2003, 2002 and 2001, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: risk-free interest rate of 2%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 78%. In 2002, the assumptions were: risk-free interest rate of 5.5%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 82%. In 2001, the assumptions were: risk-free interest rate of 4.5%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 192%. Stock options generally expire between six to ten years from the grant date. Stock options generally vest over a three-year period, with one thirty-sixth becoming exercisable on each of the monthly anniversaries of the grant date.

      The Company has also issued 18,000 stock options to non-employees which are accounted for as variable arrangements under the provisions of EITF 96-18. Compensation expense related to such awards were $15,576, $54,612, and $15,082 for the years ended September 30, 2003, 2002 and 2001, respectively, and are included in general and administrative expense. Future increases in the fair value of the Company's common stock could result in additional compensation expense.

NOTE 3 - LINE OF CREDIT - BANK

      On February 19, 2003 the Company revised its working capital revolving line of credit. This line requires interest to be paid at prime plus 1 percentage point, and is subject to a limit on maximum available borrowings of $1,200,000. The Company had no borrowings under the working capital line of credit on September 30, 2003 or on September 30, 2002. This credit line was subject to a net worth covenant whereby the Company was required to maintain a tangible net worth of $3,750,000 in order to use the credit line. The loss sustained during the year ended September 30, 2003 caused the Company's net worth to fall to $2,680,000. Though the Company had no borrowings under the credit line as of September 30, 2003, the Company is no longer in compliance with the aforementioned net worth covenant. The Company requested, and the lender agreed to, a modification of the net worth covenant, which reduced the maximum available borrowings to $500,000 subject to a required minimum tangible net worth of $2,000,000. All other covenants and conditions remained the same. The existing credit line expires on February 28, 2004.

NOTE 4 - INCOME TAXES

      For the years ended September 30, 2003 and 2002, the provision for income taxes were as follows:

                                                 2003         2002         2001
                                                 ----         ----         ----
Federal - Current                                    0          0            0
State - Current                                 11,000          0            0
                                                -------------------------------
Total                                           11,000          0            0
                                                ===============================

      Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

      Significant components of the Company's net deferred tax liabilities and assets as of September 30, 2003 and 2002 are as follows:

                                                            2003             2002
                                                        -----------      -----------
Deferred tax liabilities:
Reserves not currently deductible                       $   159,000      $    64,000
Book depreciation and amortization in excess of tax         333,000          330,000
Research credit carryforwards                               529,000          529,000
AMT credit carryforward                                      69,000           69,000
Net operating loss carryforwards                          3,088,000        2,235,000
Capitalized research and development costs                  104,000          182,000
Uniform capitalization                                      (19,000)         (13,000)
Other                                                       132,000          124,000
                                                        -----------      -----------
Total deferred tax assets                                 4,395,000        3,520,000
Valuation allowance for net deferred tax assets          (4,395,000)      (3,520,000)
                                                        -----------      -----------
Total                                                   $         0      $         0
                                                        ===========      ===========

      The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2003 and 2002 due to uncertainties regarding the realization of such assets.

      The research credit and net operating loss carryforwards expire during the years 2005 to 2020. The federal and California net operating loss carryforwards at September 30, 2003 are approximately $8,143,000 and $4,232,000, respectively.

      The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

                                                  2003           2002           2001
                                               ---------      ---------      ---------
Amount computed using statutory rate (34%)     $(844,000)     $ 135,000      $(116,000)
Net change in valuation allowance
for net deferred tax assets                      919,000       (157,000)       178,000
Non-deductible items                              26,000         22,000         13,000
State income taxes                               (90,000)             0        (75,000)
                                               ---------      ---------      ---------
Provision for income taxes                     $  11,000      $       0      $       0
                                               =========      =========      =========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

      Legal Matters - In the normal course of business, the Company, at various times, has been named in lawsuits. As previously disclosed, the Company, and officers of the Company, William Boersing, John M. Thornton, Dennis A. Brittain, Noel Flynn, and Board of Directors member, James De Bello, were sued in five lawsuits filed in October and November 2000. The same or similar allegations are made in all five lawsuits. These lawsuits were settled during the third quarter of fiscal 2001. The settlement did not have a material adverse effect on the Company's financial condition or results of operations. As previously disclosed, the Company was also a defendant in a case filed by DMS, Inc., d/b/a Document Management & Support. The plaintiff sought damages against the Company on a number of theories. This lawsuit was dismissed during the third quarter of fiscal 2001.

      Employee 401(k) Plan - The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. During fiscal 2003, 2002 and 2001, the Company elected not to make any contributions to the plan.

      Leases - The Company's offices and manufacturing facilities are leased under non-cancelable operating leases. The primary facilities lease expires on September 30, 2005. In addition, the Company leases office space in Sterling, Virginia which expires December 31, 2003, and in Pelham, Alabama which expires July 31, 2004. The lease costs are expensed on a straight-line basis over the lease term.

      Future annual minimum rental payments payable by the Company under non-cancelable leases are as follows:

                                                                      Operating
                                                                       Leases
                                                                     -----------
Year Ending September 30:
2004                                                                    502,789
2005                                                                    463,408
2006                                                                     56,725
Thereafter                                                               49,354
                                                                     ----------
Total                                                                $1,072,276
                                                                     ==========

      Rent expense for operating leases, net of sub-lease income, for the years ended September 30, 2003, 2002 and 2001 totaled $505,711, $314,872, and
$184,445, respectively.

      The Company, as part of the lease on its headquarters in June 2002, agreed to purchase the furniture located on the premises. This lease agreement requires a portion of the rent payments be applied to the purchase of this furniture. The long-term payable of $34,194 at September 30. 2003 is the portion of the lease attributable to the purchase of the furniture, which is to be paid beyond one year, concurrent with the term of the lease.

NOTE 6 - Related Party Transactions

      During the second and third quarter of 2002, the Company engaged the services of a director of the Company, to provide financial consulting services unrelated to service as a board member. The total amount paid for these services was $105,875.

NOTE 7 - PRODUCT REVENUES AND SALES CONCENTRATIONS

      Product Revenues - During fiscal years 2003, 2002 and 2001, the Company's revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

                                                    Year Ended September 30,
                                                --------------------------------
                                                2003          2002          2001
                                                ----          ----          ----
Character recognition                            90%           95%           95%
Maintenance & Other                              10%            5%            5%

      Sales Concentrations - The Company sells its products primarily to community depository institutions. For the years ended September 30, 2003, 2002 and 2001, the Company had the following sales concentrations:

                                                       Year Ended September 30,
                                                      --------------------------
                                                      2003       2002       2001
                                                      ----       ----       ----
Customers to which sales were
      in excess of 10% of total sales
  Number of customers                                   3          3          1
  Aggregate percentage of sales                        30%        34%        11%

Foreign Sales - primarily Europe                        3%         4%         3%

         Below is a summary of the revenues by product lines.

                                               2003          2002         2001
                                              -------       -------       ------
Revenue (000's)
  Recognition Toolkits                        $ 4,465       $ 5,963       $3,815
  Check Image Solutions                         5,391         5,293        4,211
  Document and Image Processing
   Solutions                                      740         1,010          743
  Maintenance and other                           998           817          618
                                              -------       -------       ------
Total Revenue                                 $11,594       $13,083       $9,387
                                              =======       =======       ======

NOTE 8 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      Summarized quarterly financial information for the years ended September 30, 2003 and 2002 is as follows (In thousands, except per share data):

                                                    First        Second          Third        Fourth
                                                   Quarter       Quarter        Quarter       Quarter
=======================================================================================================
Year Ended September 30, 2003
Net Sales                                          $ 2,971       $ 3,858        $ 3,042       $ 1,723
Income (Loss) from Operations                           63            29           (957)       (1,636)
Net Income (Loss)                                       61            26           (953)       (1,625)
Net Income (Loss) per share-Basic                      .03           .01           (.09)         (.15)
Net Income (Loss) per share-Diluted                    .03           .01           (.09)         (.15)

Year Ended September 30, 2002
Net Sales                                          $ 3,388       $ 3,080        $ 2,763       $ 3,852
Income (Loss) from Operations                          377          (131)           162           (20)
Net Income (Loss)                                      380          (141)           173           (15)
Net Income (Loss) per share-Basic                      .03          (.01)           .02          (.00)
Net Income (Loss) per share-Diluted                    .03          (.01)           .02          (.00)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Mitek Systems, Inc.:

We have audited the accompanying balance sheets of Mitek Systems, Inc. (the "Company") as of September 30, 2003 and 2002, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


DELOITTE & TOUCHE LLP
San Diego, California
December 29, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Information with respect to Directors may be found under the caption "Election of Directors and Management Information" of our Proxy Statement for the Annual Meeting of Shareholders to be held February 4, 2004 (the "Proxy Statement"). Such information is incorporated herein by reference.

      The information in the Proxy Statement set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

      We have adopted the Mitek Systems, Inc. financial Code of Professional Conduct (the "finance code of ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.miteksys.com. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11. EXECUTIVE COMPENSATION

      The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" and "Information Regarding the Board and its Committees - Director Compensation" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information in the Proxy Statement set forth under the captions "Equity Compensation Plan Information" and "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under the captions "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

      Information concerning principal accountant fees and services appears in the proxy statement under the heading "Fees Paid to Deloitte & Touche LLP" and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1) The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 2003:

            Independent Auditors' Report

            Balance Sheets -
                  As of
                  September 30, 2003 and 2002

            Statements of Operations -
                  For the Years Ended
                  September 30, 2003, 2002, and 2001

            Statements of Stockholders' Equity -
                  For the Years Ended
                  September 30, 2003, 2002, and 2001

            Statements of Cash Flows -
                  For the Years Ended
                  September 30, 2003, 2002, and 2001

            Notes to Financial Statements -
                  For the years Ended
                  September 30, 2003, 2002, and 2001

            With the exception of the financial statements listed above and the other information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 2003, is not to be deemed to be filed as part of this report.

      (a) (2) Exhibits:

      3.1 Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended. (1)

      3.2   Bylaws of Mitek Systems, Inc. as Amended and Restated. (1)

      10.1  1986 Stock Option Plan (2)

      10.2  1988 Non Qualified Stock Option Plan (2)

      10.3  1996 Stock Option Plan(3)

      10.4  1999 Stock Option Plan (4)

      10.5  401(k) Plan (2)

      13.   Annual Report to Stockholders for the year ended September 30, 2003.

      23.   Independent Auditors' Consent

      31.1 Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.1  Certification by Chief Executive Officer

      99.2  Certification by Chief Financial Officer

----------
(1) Incorporated by reference to the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1987

(2) Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

      Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(3) Incorporated by reference to the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 2001

      (b) The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 2003:

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

Dated: December 29, 2003                MITEK SYSTEMS, INC.


                                        By: /s/ James B. DeBello
                                           -------------------------------------
                                           James B. DeBello,
                                           President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ John M. Thornton                                          December 29, 2003
-----------------------------------
John M. Thornton,
Chairman of the Board
 and Chief Financial Officer


/s/ James B. DeBello                                          December 29, 2003
-----------------------------------
James B. DeBello,
President
and Chief Executive Officer


/s/ Gerald I. Farmer                                          December 29, 2003
-----------------------------------
Gerald I. Farmer, Director


/s/ Daniel E. Steimle                                         December 29, 2003
-----------------------------------
Daniel E. Steimle, Director


/s/ Sally B. Thornton                                         December 29, 2003
-----------------------------------
Sally B. Thornton, Director


/s/ John G. Rebelo, Jr                                        December 29, 2003
-----------------------------------
John G. Rebelo, Jr., Director


/s/ David Holvey                                     December 29, 2003
-----------------------------------
David Holvey, Director