Form 10-Q
period 2003-12-31
MITEK SYSTEMS INC
filed 2004-02-17
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2003 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       --------------------------------------------------------


                               Mitek Systems, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                       87-0418827
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


     14145 Danielson St, Ste B,Poway, California               92064
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (858) 513-4600
                                                      -------------------------

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

                Yes  X        No    .
                   -----

     There were 11,368,370 shares outstanding of the registrant's Common Stock as of January 31, 2004.

                               MITEK SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2003

                                      INDEX

PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements                                                           Page
                                                                                                -----
                 a)   Balance Sheets
                      As of December 31, 2003 and September 30, 2003 (Unaudited)..............    1

                 b)   Statements of Operations
                      for the Three Months Ended December 31, 2003 and 2002(Unaudited) .......    2

                 c)   Statements of Cash Flows
                      for the Three Months Ended December 31, 2003 and 2002(Unaudited) .......    3

                 d)   Notes to Financial Statements...........................................    4

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..........................................    7


     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...................   11

     Item 4.     Controls and Procedures......................................................   11

PART II. OTHER INFORMATION

     Item 6.     Exhibits and Reports on Form 8-K..............................................  12


SIGNATURE......................................................................................  13

                                               BALANCE SHEETS

                                                                 December 31,               September 30,
                                                                     2003                        2003
                                                                  (Unaudited)                (Unaudited)
                                                              --------------------       ---------------------
ASSETS
     CURRENT ASSETS:
     Cash                                                     $         1,465,077        $          1,819,102
     Accounts receivable-net of allowances of
          $277,697 and $253,697 respectively                            1,748,079                   2,900,693
     Note receivable - related party                                      189,782                     195,623
     Inventories - net                                                     35,646                      43,182
     Prepaid expenses and other assets                                    161,795                      84,167
                                                              ------------------------------------------------
          Total current assets                                          3,600,379                   5,042,767

     PROPERTY AND EQUIPMENT-net                                           280,328                     321,029
     OTHER ASSETS                                                         223,033                     279,985

                                                              ------------------------------------------------
TOTAL ASSETS                                                  $         4,103,740        $          5,643,781
                                                              ================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                         $           656,914        $            881,032
     Accrued payroll and related taxes                                    480,350                     690,388
     Deferred revenue                                                     788,991                     884,917
     Other accrued liabilities                                            228,593                     245,818
                                                              ------------------------------------------------
          Total current liabilities                                     2,154,848                   2,702,155

     LONG-TERM LIABILITIES:
     Deferred rent                                                         15,844                      16,135
     Deferred revenue                                                     286,130                     318,826
     Long-term payable                                                     25,642                      34,194
                                                              ------------------------------------------------
          Total long-term liabilities                                     327,616                     369,155

                                                              ------------------------------------------------
TOTAL LIABILITIES                                                       2,482,464                   3,071,310
                                                              ------------------------------------------------

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:

     Common stock - $.001 par value; 20,000,000 shares authorized,
       11,314,593 and 11,185,282 issued and outstanding at
        December 31,  2003 and September 30,2003, respectively             11,315                      11,185
     Additional paid-in capital                                         9,453,128                   9,327,736
     Accumulated deficit                                               (7,843,167)                 (6,766,450)
                                                              ------------------------------------------------
          Net  stockholders' equity                                     1,621,276                   2,572,471

                                                              ------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $         4,103,740        $          5,643,781
                                                              ================================================

                                             MITEK SYSTEMS, INC
                                          STATEMENTS OF OPERATIONS
                                                  Unaudited

                                                                            THREE MONTHS ENDED
                                                                               December 31,
                                                                     2003                        2002
                                                              ------------------------------------------------
SALES
     Software                                                 $           671,650        $          2,449,099
     Hardware                                                             370,105                      99,030
     Professional Services, education and other                           653,127                     422,968
                                                              ------------------------------------------------
NET SALES                                                               1,694,882                   2,971,097



COSTS AND EXPENSES:
     Cost of sales-Software                                               115,412                     257,179
     Cost of sales-Hardware                                               339,977                     187,938
     Cost of sales-Professional Services, education and other             287,123                     194,902
     Operations                                                           361,108                     462,766
     Selling and marketing                                                626,791                     828,120
     Research and development                                             509,060                     572,120
     General and administrative                                           539,304                     404,642
                                                              ------------------------------------------------
          Total costs and expenses                                      2,778,775                   2,907,667

                                                              ------------------------------------------------
OPERATING (LOSS) INCOME                                                (1,083,893)                     63,430

     Other income (expense) - net                                           9,729                      (1,689)


                                                              ------------------------------------------------
(LOSS) INCOME BEFORE INCOME TAXES                                      (1,074,164)                     61,741

PROVISION FOR INCOME TAXES                                                  2,550                       1,230

                                                              ------------------------------------------------
NET (LOSS) INCOME                                             $        (1,076,714)       $              60,511

NET (LOSS) INCOME PER SHARE - BASIC AND DILUTED               $             (0.10)       $                0.01
                                                              ================================================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                                             11,264,356                  11,138,772
                                                              ================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                                11,264,356                  11,257,380
                                                              ================================================


                 See accompanying notes to financial statements

                                             MITEK SYSTEMS, INC
                                          STATEMENTS OF CASH FLOWS
                                                  Unaudited

                                                                             THREE MONTHS ENDED
                                                                                December 31,
                                                                     2003                        2002
                                                              ------------------------------------------------
OPERATING ACTIVITIES
Net (loss) income                                             $        (1,076,714)       $             60,511
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                                   113,044                     115,862
          Provision for bad debts                                          24,000                     (25,000)
          Provision for sales returns & allowances                         31,768                      51,000
          Fair value of stock options issued to non-employees                   0                       3,523
     Changes in operating assets and liabilities:
          Accounts receivable                                           1,128,614                     669,225
          Inventories, prepaid expenses, and other assets                 (70,092)                    (54,299)
          Accounts payable                                               (224,118)                   (628,766)
          Accrued payroll and related taxes                              (210,038)                    198,604
          Long-term payable                                                (8,552)                     (8,552)
          Deferred revenue                                               (128,622)                    195,454
          Other accrued liabilities                                       (49,284)                     10,747
                                                              ------------------------------------------------
     Net cash (used in) provided by operating activities                 (469,994)                    588,309

INVESTING ACTIVITIES
     Purchases of property and equipment                                  (15,395)                   (114,511)
     Payment (advances) on related party note receivable-net                5,841                     (29,864)
                                                              ------------------------------------------------
     Net cash used in investing activities                                 (9,554)                   (144,375)

FINANCING ACTIVITIES
     Proceeds from borrowings                                                   0                     360,000
     Repayment of borrowings                                                    0                    (360,000)
     Proceeds from exercise of stock options                              125,523                           0
                                                              ------------------------------------------------
     Net cash provided by financing activities                            125,523                           0

                                                              ------------------------------------------------
NET (DECREASE) INCREASE IN CASH                                          (354,025)                    443,934

CASH AT BEGINNING OF PERIOD                                             1,819,102                     760,416

                                                              ------------------------------------------------
CASH AT END OF PERIOD                                         $         1,465,077        $          1,204,350
                                                              ================================================


SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
     Cash paid for interest                                                   $ -                     $ 6,628
                                                              ====================       =====================
                                                              ====================       =====================
     Cash paid for income taxes                                           $ 2,550                     $ 1,230
                                                              ====================       =====================


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

     The operations from Fiscal 2003 and the quarter ended December 31, 2003 have resulted in significant operating losses. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. See also Note 4 regarding Revolving Line of Credit.

     Results for the three months ended December 31, 2003 and 2002 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

     In January 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this Statement and it had no impact on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in December 2003. The Company has no variable interest entities.

3.   Accounting for Stock-Based Compensation

     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for December 31, 2003 and 2002.

                                                    2003        2002
                                                    ----        ----
             Risk free interest rates               1.9%        5.5%
             Dividend yields                          0%          0%
             Volatility                              78%         82%
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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                          Three months ended
                                                             December 31
                                                   -----------------------------
                                                    2003                 2002
       Net income (loss) as reported                $(1,077)              $  60
       Net income (loss) pro forma                   (1,237)              (663)
       Net income (loss) per share as reported         (.10)                .01
       Net income (loss) per share pro forma           (.11)              (.06)

4.   Revolving Line of Credit

     On February 19, 2003 the Company revised its working capital revolving line of credit. This line requires interest to be paid at prime plus 1 percentage point, and is subject to a limit on maximum available borrowings of $750,000. The Company had no borrowings under the working capital line of credit on December 31, 2003 or on September 30, 2003. This credit line is subject to a net worth covenant whereby the Company must maintain a tangible net worth of $2,000,000 in order to use the credit line. The loss sustained during the quarter ended December 31, 2003 caused the Company's net worth to fall to $1,602,000. Though the Company had no borrowings under the credit line as of December 31, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. The Company is currently negotiating with its lender regarding a new credit line. No assurance can be made that the Company will be able to obtain a new credit line on favorable terms, or at all. The inability to obtain a favorable credit line would have a detrimental impact on the Company's liquidity and could have a material adverse effect on its business, results of operations and financial position.

5.Product Revenues - Below is a summary of the revenues by product lines.

                                                   Three Months Ended
                                                      December 31

REVENUE                                          2003              2002
(000'S)                                          ----              ----
  Recognition Toolkits                                $ 452            $1,538
  Check Image Solutions                                 688               825
  Document and Image Processing
   Solutions                                            240               349
  Maintenance and other                                 315               259
                                           ----------------- -----------------
Total Revenue                                       $ 1,695           $ 2,971
                                           ================= =================

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

     In addition to historical information, this Management's Discussion and Analysis of Financial Condition and Results of Operations (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to retain or renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xiii) inability to successfully carry out marketing and sales plans, including the Company's strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

     The Company's strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions. The Company also seeks to penetrate additional markets for its Document and Image Processing Solutions by taking advantage of specific vertical applications which lend themselves to this type of labor-saving technology. The Company also seeks to expand the installed base of its Check Imaging Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entree into a larger base of community.

     Management presumes that users of these interim financial statements and information have read or have access to the discussion and analysis for the preceding fiscal year. See also Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

CRITICAL ACCOUNTING POLICIES

     Revenue Recognition

     The Company enters into contractual arrangements with end users that may include licensing of the Company's software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Audited Financial Statements for the year ended September 30, 2003 included in the Company's Form 10-K.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2003 and 2002

     Net Sales. Net sales for the three month period ended December 31, 2003 were $1,695,000, compared to $2,971,000 for the same period in 2002, a decrease of $1,276,000, or 43%. The decrease was primarily attributable to a 71% decline in revenue associated with our recognition toolkits, the result of enterprise licenses signed in the first quarter of 2003 which will not renew until later in fiscal 2004. Revenue from Check Image Solutions also declined by 16%. The Company continues to experience longer sales cycles, which we believe are due to continued customer hesitancy to adopt check imaging solutions mandated by the passage of Check 21. While the Company believes this legislation will eventually result in additional customer demand for check imaging solutions, the Company believes customers have been reluctant to commit to purchases, while evaluating the full impact of this newly-enacted legislation. Sales in the Document and Image Processing Solutions also declined, by 31%. This is primarily due to the absence of a dedicated sales force for this product line, which the Company intends to put into place later during the 2004 fiscal year. Sales of Maintenance rose by 22%, reflecting the continued increase in the installed base of customers purchasing product support.

     Cost of Sales. Cost of Sales for the three month period ended December 31, 2003 was $743,000, compared to $640,000 for the same period in 2002, an increase of $103,000 or 16%. Stated as a percentage of net sales, cost of sales increased to 44% for the three month period ended December 31, 2003 compared to 22% for the same period in 2002. The dollar increase, and the increase as a percentage of sales, in cost of sales is almost entirely due to increased hardware installations related to the Company's CheckQuest product line, which typically carry higher costs, during the three months, as compared to the same period in 2003.

     Operations. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Gross Operations expense for the three-month period ended December 31, 2002 were $510,000, compared to $555,000 for the same period in 2002. Net Operations expenses for the three-month period ended December 31, 2003 were $361,000, compared to $463,000 for the same period in 2002, a decrease of $102,000 or 22%. As a percentage of net sales, operations expenses increased to 21% for the three-month period ended December 31, 2003, compared to 16% for the same period in 2002. The dollar decrease in gross expenses is primarily attributable to reduced amount of salaries and wages, due to a reassignment of personnel into sales functions. The dollar decrease in net expense is attributable to the reduced spending discussed above and additional amounts being charged to cost of sales, as a result of the completion of several installations. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

     Selling and Marketing. Selling and marketing expenses for the three month period ended December 31, 2003 were $627,000, compared to $828,000 for the same period in 2002, a decrease of $201,000 or 24%. Stated as a percentage of net sales, selling and marketing expenses increased to 37% for the three month period ended December 31, 2003, compared to 28% for the same period in 2002. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

     Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended December 31, 2003 were $509,000 compared to $572,000 for the same period in 2002, a decrease of $63,000 or 11%. Stated as a percentage of net sales, research and development expenses increased to 30% for the three month period ended December 31, 2003, compared to 19% for the same period in 2002. The decrease in expenses for the three-month period is primarily the result of a reclassification of costs associated with professional services sold and completed during the quarter. Such costs, amounting to $92,000 were reclassified as costs of goods sold, and served to reduce research and development expense during the quarter. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

     General and Administrative. General and administrative expenses for the three month period ended December 31, 2003 were $539,000, compared to $405,000 for the same period in 2002, an increase of $134,000 or 33%. As a percentage of net sales, general and administrative expenses increased to 32% in 2003, from 14% in 2002. The dollar increase in expenses for the three month period is attributable to $78,000 of additional salaries expense, as the President and Chief Executive Officer was not a separate position in 2002, $21,000 in increased legal costs primarily relating to intellectual property work, and $49,000 in increased reserve for bad debt expense. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

     Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended December 31, 2003 was $10,000, compared to interest and other income (expense) of ($1,000) for the same period in 2002, a change of $11,000. The increase in net interest income for the period ended December 31, 2003 is primarily the result of interest payable by the Company's affilliate, Mitek Systems, Ltd.

LIQUIDITY AND CAPITAL

     At December 31, 2003 the Company had $1,465,000 in cash as compared to $1,819,000 at September 30, 2003. Accounts receivable totaled $1,748,000, a decrease of $1,153,000 over the September 30, 2003, balance of $2,901,000. This decrease was primarily a result of collections made on 2003 fourth fiscal quarter sales.

     The Company has financed its cash needs during the first quarter of fiscal 2004 primarily from collection of accounts receivable. The Company financed its cash needs during fiscal 2003 primarily from collection of accounts receivable.

     Net cash provided by (used by) operating activities during the three months ended December 31, 2003 was ($470,000). The primary use of cash from operating activities was a decrease in accounts payable of $224,000, a decrease to the deferred revenue accounts of $129,000 and a decrease in accrued payroll and related taxes of $210,000. The primary source of cash from operating activities was a decrease in accounts receivable of $1,129,000, depreciation and amortization of $113,000. During the first quarter, the Company had no borrowings on its revolving line of credit. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

     During the quarter ended December 31, 2003, the Company also received cash of approximately $125,000 from financing activities in the form of proceeds from the exercise of stock options by employees and directors.

     The Company's working capital and current ratio were $1,445,000 and 1.67, respectively, at December 31, 2003, and $2,341,000 and 1.87, respectively, at September 30, 2003. At December 31, 2003, total liabilities to equity ratio was
1.53 to 1 compared to 1.19 to 1 at September 30, 2003. As of December 31, 2003, total liabilities were $588,000 less than on September 30, 2003.

     The Company currently has a working capital line of credit. This line requires interest to be paid at prime plus 1 percentage point, but is subject to a limit on available borrowings of $750,000. The Company had no borrowings under the working capital line of credit on December 31, 2003 or on September 30, 2003. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $2,000,000 in order to use the credit line. Though the Company had no borrowings under the credit line as of December 31, 2003, at such time the Company's net worth was $1,621,000.

     The existing credit line expires on February 28, 2004. The loss sustained during the quarter ended December 31, 2003 caused the Company's net worth to fall to $1,621,000. Though the Company had no borrowings under the credit line as of December 31, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. The Company is currently negotiating with its lender regarding a new credit line. No assurance can be made that the Company will be able to obtain a new credit line on favorable terms, or at all. The inability to obtain a favorable credit line would have a detrimental impact on the Company's liquidity and could have a material adverse effect on its business, results of operations and financial position.

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

     The operations from Fiscal 2003 and the quarter ended December 31, 2003 have resulted in significant operating losses. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

NEW ACCOUNTING PRONOUNCEMENTS

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

     In January 2003, the FASB issued SFAS No. 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of this Statement and it had no impact on its financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in December 2003. The Company has no variable interest entities.

ITEM 3
QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital." As of December 31, 2003, the Company had no outstanding balance under its line of credit. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4
CONTROLS AND PROCEDURES

     The Company carried out an evaluation, under the supervision and with the participation of our management, including Mr. DeBello, the Company's President and Chief Executive Officer and Mr. Thornton, the Company's Chairman of the Board and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, Mr. DeBello and Mr. Thornton concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

       a. Exhibits:

              The following exhibits are filed herewith:

              +------------------------+-------------------------------------------------------------+
              |      Exhibit Number    |                          Exhibit Title                      |
              +------------------------+-------------------------------------------------------------+
              |           31.1         |    Rule 15d-14(a) Certification of the Chief Executive      |
              |                        |    Officer                                                  |
              +------------------------+-------------------------------------------------------------+
              |           31.2         |    Rule 15d-14(a) Certification of the Chief Financial      |
              |                        |    Officer                                                  |
              +------------------------+-------------------------------------------------------------+
              |           32.1         |    Section 1350 Certification of the Chief Executive        |
              |                        |    Officer                                                  |
              +------------------------+-------------------------------------------------------------+
              |           32.2         |    Section 1350 Certification of the Chief Financial        |
              |                        |    Officer                                                  |
              +------------------------+-------------------------------------------------------------+


       b. Reports on Form 8-K: Reports on Form 8-K were filed on November 18, 2003 and December 30, 2003 by the Company during the three months ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MITEK SYSTEMS, INC.




Date:  February 12, 2004                /s/ James B. Debello
                                        --------------------------------
                                        James B. DeBello, President and
                                        Chief Executive Officer


Date:  February 12, 2004                /s/ John M. Thornton
                                        --------------------------------
                                        John M. Thornton, Chairman and
                                        Chief Financial Officer