Form 10-Q
period 2004-03-31
MITEK SYSTEMS INC
filed 2004-05-17
CIK 807863

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                                           --    --
      Exchange Act of 1934

       For the quarterly period ended MARCH 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       --------------------------------------------------------

                               MITEK SYSTEMS, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       87-0418827
-------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

14145 DANIELSON ST, STE B,,POWAY, CALIFORNIA                     92064
-------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (858) 513-4600
                                                   --------------------------

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

                                   Yes X No .

                                        -     -

      There were 11,389,481 shares outstanding of the registrant's Common Stock as of May 12, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)

                                    Yes No X.

                                        -     -

                               MITEK SYSTEMS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX


PART 1.   FINANCIAL INFORMATION
     Item 1.     Financial Statements                                                         PAGE

                 a)   Balance Sheets

                      As of March 31, 2004 and September 30, 2003 (unaudited).............      1

                 b)   Statements of Operations

                      for the Three and Six Months Ended March 31, 2004 and 2003
                      (unaudited).........................................................      2

                 c)   Statements of Cash Flows

                      for the Six Months Ended March 31, 2004 and 2003 (unaudited)........      3

                 d)   Notes to Financial Statements (unaudited)...........................      4

     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................................      7


     Item 3.     Quantitative and Qualitative Disclosures about Market Risk...............     13

     Item 4.     Controls and Procedures..................................................     13

PART II. OTHER INFORMATION

     Item 4.     Submission of Matters to a Vote of Security Holders......................     13
     Item 6.     Exhibits and Reports on Form 8-K.........................................     14

SIGNATURE.................................................................................     15

                          PART 1: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                               MITEK SYSTEMS, INC

                                 BALANCE SHEETS


                                                              MARCH 31,       SEPTEMBER 30,
                                                                2004             2003
ASSETS                                                       (UNAUDITED)      (UNAUDITED)
                                                             -----------      -----------
     CURRENT ASSETS:
     Cash                                                    $   681,846      $ 1,819,102
     Accounts receivable-net of allowances of
         $301,697 and  $253,697 respectively                   2,510,325        2,900,693
     Note receivable - related party                             163,344          195,623
     Inventories                                                  23,703           43,182
     Prepaid expenses and other assets                           116,662           84,167
                                                             -----------      -----------
         Total current assets                                  3,495,880        5,042,767

     PROPERTY AND EQUIPMENT-net                                  242,108          321,029
     OTHER ASSETS                                                156,520          279,985

                                                             -----------      -----------
TOTAL ASSETS                                                 $ 3,894,508      $ 5,643,781
                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES:
     Accounts payable                                        $   741,491      $   881,032
     Accrued payroll and related taxes                           467,389          690,388
     Deferred revenue                                          1,246,752          884,917
     Other accrued liabilities                                   229,935          245,818
                                                             -----------      -----------
         Total current liabilities                             2,685,567        2,702,155

     LONG-TERM LIABILITIES:
     Deferred rent                                                16,013           16,135
     Deferred revenue                                            280,933          318,826
     Long-term payable                                            17,091           34,194
                                                             -----------      -----------
         Total long-term liabilities                             314,037          369,155

                                                             -----------      -----------
TOTAL LIABILITIES                                              2,999,604        3,071,310

     COMMITMENTS AND CONTINGENCIES

     STOCKHOLDERS' EQUITY:

     Common stock - $.001 par value; 20,000,000 shares authorized, 11,389,481 and 11,185,282 issued and outstanding at

     March 31, 2004 and September 30, 2003, respectively          11,389           11,185
     Additional paid-in capital                                9,542,527        9,327,736
     Accumulated deficit                                      (8,659,012)      (6,766,450)
                                                             -----------      -----------
         Net  stockholders' equity                               894,904        2,572,471

                                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 3,894,508      $ 5,643,781
                                                             ===========      ===========

                        See notes to financial statements

                                      MITEK SYSTEMS, INC
                                   STATEMENTS OF OPERATIONS
                                           UNAUDITED


                                                  THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                        MARCH 31,                         MARCH 31,
                                                 2004              2003             2004              2003
                                            --------------    --------------   --------------    --------------
SALES

     Software                               $      963,365         2,680,488   $    1,635,015    $    5,129,587
     Hardware                                      403,450           753,851          773,555           852,881
     Professional Services,
      education and other                          651,264           423,805        1,304,391           846,773
                                            --------------    --------------   --------------    --------------
NET SALES                                        2,018,079         3,858,144        3,712,961         6,829,241


COSTS AND EXPENSES:
     Cost of sales-Software                        211,962           263,877          327,374           521,056
     Cost of sales-Hardware                        392,955           971,905          732,932         1,159,843
     Cost of sales-Prof. Services,
       educ. and                                   174,595           231,126          461,718           426,028
     Operations                                    377,583           397,229          738,692           859,995
     Selling and marketing                         495,229           978,996        1,122,020         1,807,116
     Research and development                      658,456           552,113        1,167,516         1,124,233
     General and administrative                    520,371           433,702        1,059,675           838,344
                                            --------------    --------------   --------------    --------------
          Total costs and expenses               2,831,151         3,828,948        5,609,927         6,736,615

                                            --------------    --------------   --------------    --------------
OPERATING INCOME (LOSS)                           (813,072)           29,196           92,626

     Other income (expense) - net                   (2,773)            5,629            6,956             3,940


                                            --------------    --------------   --------------    --------------
INCOME (LOSS) BEFORE INCOME TAXES                 (815,845)           34,825           96,566

PROVISION FOR INCOME TAXES                               0             8,745            2,550             9,975

                                            --------------    --------------   --------------    --------------
NET INCOME (LOSS)                           $     (815,845)   $       26,080   $   (1,892,560)   $       86,591
                                            ==============    ==============   ==============    ==============

EARNINGS (LOSS) PER SHARE - BASIC           $        (0.07)   $           --   $        (0.17)   $         0.01
                                            ==============    ==============   ==============    ==============


WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC                      11,369,942        11,138,772       11,316,861        11,138,772
                                            ==============    ==============   ==============    ==============


EARNINGS (LOSS)  PER SHARE - DILUTED        $        (0.07)   $           --   $        (0.17)   $         0.01
                                            ==============    ==============   ==============    ==============


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED         11,369,942        11,208,258       11,316,861        11,205,143
                                            ==============    ==============   ==============    ==============

                               See notes to financial statements

                               MITEK SYSTEMS, INC

                            STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                       SIX MONTHS ENDED
                                                                           MARCH 31,
                                                                   2004                2003
                                                              ------------------    --------------
OPERATING ACTIVITIES
Net (loss) income                                                 $(1,892,560)     $    86,591
     Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:

          Depreciation and amortization                               228,538          228,755
          Provision for bad debts                                      48,000           (9,000)
          Provision for sales returns & allowances                     61,112          102,000
          Fair value of stock options issued to non-employees          10,776            2,753
     Changes in operating assets and liabilities:

          Accounts receivable                                         342,368          452,904
          Inventories, prepaid expenses, and other assets             (13,016)        (216,906)
          Accounts payable                                           (139,541)         (32,497)
          Accrued payroll and related taxes                          (222,999)          68,441
          Long-term payable                                           (17,103)         (17,103)
           Deferred revenue                                           323,942          293,061
          Other accrued liabilities                                   (77,117)         (14,043)
                                                                  -----------      -----------
     Net cash (used in) provided by operating activities           (1,347,600)         944,956

INVESTING ACTIVITIES
     Purchases of property and equipment                              (26,155)        (150,944)
     Proceeds from sale of property and equipment                           0            1,203
     Payment (advances) on related party note receivable-net           32,279          (19,428)
                                                                  -----------      -----------
     Net cash provided by (used in) investing activities                6,124         (169,169)

FINANCING ACTIVITIES
     Proceeds from borrowings                                               0          360,000
     Repayment of borrowings                                                0         (360,000)
     Proceeds from exercise of stock options                          204,220
                                                                  -----------      -----------
     Net cash provided by financing activities                        204,220                0

                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH                                    (1,137,256)         775,787

CASH AT BEGINNING OF PERIOD                                         1,819,102          760,416

                                                                  -----------      -----------
CASH AT END OF PERIOD                                             $   681,846      $ 1,536,203
                                                                  ===========      ===========

                                                                  $        --

Supplemental Disclosure of Cash Flow Information

                                                                  -----------      -----------
     Cash paid for interest                                       $       695      $     6,526
                                                                  ===========      ===========
     Cash paid for income taxes                                   $     2,550      $     9,975
                                                                  ===========      ===========

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

       Results for the three and six months ended March 31, 2004 and March 31, 2003 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern and Management's Plans

      The Company's financial statements have been prepared on a "going concern" basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue to operate. Ultimately, Mitek Systems must achieve profitable operations. The Company is considering various means of obtaining additional capital including the issuance of debt or equity, entering into alliances or joint ventures, or selling assets. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's obtaining additional capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying Financial Statements will be materially affected and the Company may not be able to continue operating as a going concern.

       The operations from Fiscal 2003 and the quarters ended December 31, 2003 and March 31, 2004 have resulted in significant operating losses. Based upon these losses, the Company will need to raise significant additional funds to continue its activities as a going concern. If adequate funds are not available, the Company may be forced to significantly or entirely curtail its operations. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position. See also Note 4 regarding Revolving Line of Credit.

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

       Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months and six months ended March 31, 2004 and 2003.

                                                          2004          2003
Risk free interest rates                                  2.3%          1.9%
Dividend yields                                            0%            0%
Volatility                                                111%          82%
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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income/loss per share information):

                                               Three months ended             Six months ended
                                                     March 31                      March 31
                                            ------------------------------------------------------
                                               2004           2003           2004           2003

Net income (loss) as reported               $    (815)     $      26      $  (1,892)     $      87
Net loss pro forma                             (1,194)          (170)        (2,431)          (170)
Net income (loss) per share as reported          (.07)          (.00)          (.17)           .01
Net loss per share pro forma                     (.10)          (.02)          (.28)          (.03)

4.     Revolving Line of Credit

       On February 19, 2004 the Company renewed its working capital revolving line of credit. This line requires interest to be paid at prime plus 1 percentage point, and is subject to a limit on maximum available borrowings of $500,000. The Company had no borrowings under the working capital line of credit on March 31, 2004 or on September 30, 2003. This credit line is subject to a net worth covenant whereby the Company must maintain a tangible net worth of $2,000,000 in order to use the credit line. The loss sustained during the quarter ended March 31, 2004 caused the Company's net worth to fall to $895,000. Though the Company had no borrowings under the credit line as of March 31, 2004, the Company was no longer in compliance with the aforementioned net worth covenant and is unable to borrow on the credit line. No assurance can be made that the Company will be able to obtain a new credit line on favorable terms, or at all. The inability to obtain a favorable credit line would have a detrimental impact on the Company's liquidity and could have a material adverse effect on its business, results of operations and financial position.

5. Product Revenues - Below is a summary of the revenues by product lines.

                                    Three Months Ended     Six Months Ended
                                         March 31              March 31

 REVENUE                             2004       2003       2004       2003
 (000'S)

  Recognition Toolkits              $  836     $2,079     $1,288     $3,617
  Check Image Solutions                522      1,367      1,209      2,192
  Document and Image Processing
   Solutions                           115        222        355        571
  Maintenance and other                545        190        861        449
                                    ------     ------     ------     ------
Total Revenue                       $2,018     $3,858     $3,713     $6,829
                                    ======     ======     ======     ======

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion

      The Company's financial statements have been prepared on a "going concern" basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue to operate. Ultimately, Mitek Systems must achieve profitable operations. The Company is considering various means of obtaining additional capital including the issuance of debt or equity, entering into alliances or joint ventures, or selling assets. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's obtaining additional capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying Financial Statements will be materially affected and the Company may not be able to continue operating as a going concern.

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

       The Company's strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions. The Company also seeks to penetrate additional markets for its Document and Image Processing Solutions by taking advantage of specific vertical applications which lend themselves to this type of labor-saving technology. The Company also seeks to expand the installed base of its Check Imaging Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entree into a larger base of customers.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2004 and 2003

       Net Sales. Net sales for the three-month period ended March 31, 2004 were $2,018,000, compared to $3,858,000 for the same period in 2003, a decrease of $1,840,000, or 48%. The decrease was primarily attributable to a 60% decline in revenue associated with our recognition toolkits, the result of enterprise licenses signed in the second quarter of 2003 which will not renew until later in fiscal 2004. Revenue from Check Image Solutions also declined by 62%. The Company continues to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions mandated by the passage of Check 21, as well as expressed concern over the Company's recent quarterly losses and the potential delisting of the Company's stock from NASDAQ. While the Company believes the Check 21 legislation will eventually result in additional customer demand for check imaging solutions, the Company believes customers have been reluctant to commit to purchases, while evaluating the full impact of this newly-enacted legislation. Once implementation of this technology begins, the Company believes revenue from some of these customer leads will come forth, if the Company's financial position is improved. Sales in the Document and Image Processing Solutions also declined, by 48%. This is primarily due to the absence of a dedicated sales force for this product line, which the Company intends to put into place later during the 2004 fiscal year. Sales of Maintenance rose by 186%, reflecting the Company's efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support.

         Net sales for the six-month period ended March 31, 2004 were $3,713,000, compared to $6,829,000 for the same period in 2003, a decrease of $3,116,000 or 46%. The decrease was primarily attributable to a 64% decline in revenue associated with our recognition toolkits, the result of enterprise licenses signed in the first and second quarters of 2003 which will not renew until later in fiscal 2004. Revenue from Check Image Solutions also declined by 45%. The Company continues to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions mandated by the passage of Check 21, as well as expressed concern over the Company's recent quarterly losses and the potential delisting of the Company's stock from NASDAQ. While the Company believes the Check 21 legislation will eventually result in additional customer demand for check imaging solutions, the Company believes customers have been reluctant to commit to purchases, while evaluating the full impact of this newly-enacted legislation. Once implementation of this technology begins, the Company believes revenue from these customer leads will forth come, if the Company's financial position is improved. Sales in the Document and Image Processing Solutions also declined, by 38%. This is primarily due to the absence of a dedicated sales force for this product line, which the Company intends to put into place later during the 2004 fiscal year. Sales of Maintenance rose by 92%, reflecting the Company's efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support

       Cost of Sales. Cost of sales for the three-month period ended March 31, 2004 was $780,000, compared to $1,467,000 for the same period in 2003, a decrease of $687,000 or 47%. Stated as a percentage of net sales, cost of sales increased to 39% for the three-month period ended March 31, 2004 compared to 38% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company's Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2003. The increase as a percentage of net sales is due to the product mix of software sold shifting toward the Company's Checkscript product line, which carries a royalty.

       Cost of sales for the six-month period ended March 31, 2004 was $1,522,000, compared to $2,107,000 for the same period in 2003, a decrease of $585,000 or 28%. Stated as a percentage of net sales, cost of sales increased to 41% for the six-month period ended March 31, 2004, compared to 31% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company's Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2003. The increase as a percentage of net sales is due to the product mix of software sold shifting toward the Company's Checkscript product line, which carries a royalty.

         Operations Expenses. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Gross Operations expenses for the three-month period ended March 31, 2004 were $510,000, compared to $555,000 for the same period in 2003, a decrease of $45,000 or 8%. Net Operations expenses for the three-month period ended March 31, 2004 were $361,000, compared to $463,000 for the same period in 2003, a decrease of $102,000 or 22%.Stated as a percentage of net sales, operations expenses were 19% for the three-month period ended March 31, 2003, as compared with 10% for the same period in 2003. The dollar decrease in gross expenses is primarily attributable to reduced amount of salaries and wages, due to a reassignment of personnel into sales functions. The dollar decrease in net expense is attributable to the reduced spending discussed above and additional amounts being charged to cost of sales, as a result of the completion of several installations. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         Gross Operations expenses for the six-month period ended March 31, 2004 were $1,005,000, compared to $1,133,000 for the same period in 2003, a decrease of $128,000 or 11%. Net Operations expenses for the six-month period ended March 31, 2004 were $739,000, compared to $860,000 for the same period in 2003, a decrease of $121,000 or 14%. Stated as a percentage of net sales, operations expenses increased to 20% for the six-month period ended March 31, 2004, compared to 13% for the same period in 2003. The dollar decrease in gross expenses is primarily attributable to reduced amount of salaries and wages, due to a reassignment of personnel into sales functions. The dollar decrease in net expense is attributable to the reduced spending discussed above and additional amounts being charged to cost of sales, as a result of the completion of several installations. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         Selling and Marketing Expenses. Selling and marketing expenses for the three-month period ended March 31, 2004 were $495,000, compared to $979,000 for the same period in 2003, a decrease of $484,000 or 49%. Stated as a percentage of net sales, selling and marketing expenses remained 25%, as it was for the same period in 2003. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales, as well as reduced salaries expense, as the Company reduced its direct sales force in the check image solution product line. The Company believes this product line is better suited to an indirect sales channel, and the Company has signed two resellers to representation agreements to move in this direction.

Selling and marketing expenses for the six-month period ended March 31, 2004 were $1,122,000, compared to $1,807,000 for the same period in 2003, a decrease of $685,000 or 38%. Stated as a percentage of net sales, selling and marketing expenses increased to 30% from 26% for the same period in 2003. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales, as well as reduced salaries expense, as the Company reduced its direct sales force in the check image solution product line. The Company believes this product is better suited to an indirect sales channel, and the Company has signed two resellers to representation agreements to move in this direction. The increase as a percentage of net sales is primarily attributable to reduced sales.

         Research and Development Expenses. Research and development expenses are incurred to maintain existing products, develop new products or new product features, technical customer support, and development of custom projects. Research and development expenses for the three-month period ended March 31, 2004 were $658,000, compared to $552,000 for the same period in 2003, an increase of $106,000 or 19%. Stated as a percentage of net sales, research and development expenses increased to 33% for the three-month period ended March 31, 2004, compared to 14% for the same period in 2003. The dollar increase in expenses is the result of consultants engaged to complete two engineering projects. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales.

         Research and development expenses for the six-month period ended March 31, 2004 were $1,168,000, compared to $1,124,000 for the same period in 2003, an increase of $44,000 or 4%. Stated as a percentage of net sales, research and development expenses increased to 31% for the six-month period ended March 31, 2004, compared to 16% for the same period in 2003. The dollar increase in expenses is the result of consultants engaged to complete two engineering projects, offset by the prior quarters' reclassification of costs. Such costs, amounting to $92,000 were reclassified as costs of goods sold, and served to reduce research and development expense during the first quarter. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales.

      General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2004 were $520,000, compared to $434,000 for the same period in 2003, an increase of $86,000 or 20%. Stated as a percentage of net sales, general and administrative expenses increased to 26% for the three-month period ended March 31, 2004, compared to 11% for the same period in 2003. The dollar increase in expenses for the three month period is attributable to $22,000 of additional salaries expense, as the President and Chief Executive Officer was not a separate position in 2003 and $81,000 in increased legal costs primarily relating to analysis of strategic alternatives, including potential mergers, capital infusions, and other strategic alternatives. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

      General and administrative expenses for the six-month period ended March 31, 2004 were $1,060,000, compared to $838,000 for the same period in 2003, an increase of $222,000 or 26%. Stated as a percentage of net sales, general and administrative expenses increased to 29% for the six-month period ended March 31, 2004, compared to 12% for the same period in 2003. The dollar increase in expenses for the three month period is attributable to $100,000 of additional salaries expense, as the President and Chief Executive Officer was not a separate position in 2003 and $103,000 in increased legal costs primarily relating to analysis of strategic alternatives, including potential mergers, capital infusions, and other strategic alternatives. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

      Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended March 31, 2004 was ($3,000), compared to $6,000 for the same period in 2003, a decrease of $9,000. Interest and other income (expense) for the six-month period ended March 31, 2004 was $7,000, compared to $4,000 for the same period in 2003, an increase of $3,000. The decrease in net interest and other income (expense) for the period ended March 31, 2004 is primarily the result of the Company's share of the net income from the Company's affiliate, Mitek Systems, Ltd.

LIQUIDITY AND CAPITAL

Going Concern and Management's Plans

      The Company's financial statements have been prepared on a "going concern" basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue to operate. Ultimately, Mitek Systems must achieve profitable operations. The Company is considering various means of obtaining additional capital including the issuance of debt or equity, entering into alliances or joint ventures, or selling assets. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company's obtaining additional capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying Financial Statements will be materially affected and the Company may not be able to continue operating as a going concern.

      At March 31, 2004 the Company had $682,000 in cash as compared to $1,819,000 at September 30, 2003. Accounts receivable totaled $2,510,000, a decrease of $391,000 over the September 30, 2003, balance of $2,901,000.

      The Company has financed its cash needs during the second quarter of fiscal 2004 primarily from collection of accounts receivable. The Company financed its cash needs during fiscal 2003 primarily from collection of accounts receivable.

      Net cash provided by (used by) operating activities during the six months ended March 31, 2004 was ($1,348,000). The primary use of cash from operating activities was the operating loss of (1,893,000), a decrease in the accrued payroll and related taxes of ($222,000) and a decrease in accounts payable of ($140,000) . The primary source of cash from operating activities was a decrease in accounts receivable of $342,000, an increase in deferred maintenance revenue of $324,000 and depreciation and amortization of $229,000. During the second quarter, the Company had no borrowings on its revolving line of credit.

      The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

      During the six months ended March 31, 2004, the Company also received cash of approximately $204,000 from financing activities in the form of proceeds from the exercise of stock options by employees and directors.

      The Company's working capital and current ratio were $810,000 and 1.30, respectively, at March 31, 2004, and $2,341,000 and 1.87, respectively, at September 30, 2003. At March 31, 2004, total liabilities to equity ratio was
3.35 to 1 compared to 1.19 to 1 at September 30, 2003. As of March 31, 2004, total liabilities were decreased by $72,000 than on September 30, 2003.

      The Company currently has a working capital line of credit. This line requires interest to be paid at prime plus 1 percentage point, but is subject to a limit on available borrowings of $500,000. The Company had no borrowings under the working capital line of credit on March 31, 2004 or on September 30, 2003. This credit line is subject to a net worth covenant whereby the Company must maintain a net worth of $2,000,000 in order to use the credit line. At March 31, 2004, the Company's net worth was $810,000 and the Company is unable to borrow under the line of credit.

      Though the Company had no borrowings under the credit line as of March 31, 2004, the Company was no longer in compliance with the aforementioned net worth covenant. The Company is currently negotiating with several capital providers, in order to bring the Company's net worth into compliance. No assurance can be made that the Company will be able to obtain such capital favorable terms, or at all. The inability to obtain a favorable credit line would have a detrimental impact on the Company's liquidity and could have a material adverse effect on its business, results of operations and financial position.

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

      The operations from Fiscal 2003 and the quarters ended December 31, 2003 and March 31, 2004 have resulted in significant operating losses. Based upon these losses, the Company will need to raise significant additional funds to continue its activities as a going concern. If adequate funds are not available, the Company may be forced to significantly or entire curtail its operations. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
PART I, ITEM 3

      The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate working capital line of credit, as described under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital." The Company had no borrowings at March 31, 2004. The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

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

PART II - OTHER INFORMATION


Item 4.     Submission of Matters to a Vote of Security Holders

      a. The Company's Annual Meeting of Stockholders was held on February 4, 2004 (the "Meeting")

      b.    The following directors were elected at the Meeting.

                         NUMBER OF SHARES VOTED:
       DIRECTOR                FOR             AGAINST OR WITHHELD     ABSTAIN OR BROKER NON-VOTE
John M. Thornton            10,410,759              106,342
Sally B. Thornton           10,248,673              268,285
James B. DeBello            10,426,911               90,047
Gerald I. Farmer, Ph.D      10,408,171              108,787
John G. Rebelo Jr.          10,448,657               68,301
Robert D. Holvey            10,447,057               69,901

      c.    Deloitte & Touche LLP was ratified as the Company's 2004 auditors:

NUMBER OF SHARES VOTED:
                FOR           AGAINST OR WITHHELD    ABSTAIN OR BROKER NON-VOTE
             10,478,335              22,910                    15,713



Item 6.       Exhibits and Reports on Form 8-K

      a.    Exhibits:
            The following exhibits are filed herewith:

            --------------------------------------------------------------------------------------
                  Exhibit Number                              Exhibit Title
            --------------------------------------------------------------------------------------
                       31.1             Rule 15d-14(a) Certification of the Chief Executive
                                        Officer
            --------------------------------------------------------------------------------------
                       31.2             Rule 15d-14(a) Certification of the Chief Financial
                                        Officer
            --------------------------------------------------------------------------------------
                       32.1             Section 1350 Certification of the Chief Executive
                                        Officer
            --------------------------------------------------------------------------------------
                       32.2             Section 1350 Certification of the Chief Financial
                                        Officer
            --------------------------------------------------------------------------------------


      b. Reports on Form 8-K: Reports on Form 8-K were filed on November 18, 2003, December 30, 2003, February 2, 2004 and February 4, 2004 by the Company during the six months ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MITEK SYSTEMS, INC.




Date:  May 12, 2004                       /S/    JAMES B. DEBELLO
                                          ----------------------------------
                                          James B. DeBello, President and
                                          Chief Executive Officer

Date:  May 12, 2004                       /S/    JOHN M. THORNTON
                                          ----------------------------------
                                          John M. Thornton, Chairman and
                                          Chief Financial Officer

                               MITEK SYSTEMS, INC.
                            FORM 10-Q CERTIFICATIONS

1. REVISED CERTIFICATIONS PURSUANT TO SECTION 302(A) OF THE SARBANES-OXLEY ACT. THESE CERTIFICATIONS MUST BE FILED AS EXHIBITS 31.1(CEO) AND 31.2(CFO).

                                CERTIFICATION OF
                             CHIEF EXECUTIVE OFFICER

I, James B. DeBello, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mitek Systems, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 12, 2004                 By: /S/  JAMES B. DEBELLO
                                        ----------------------------------
                                             James B. DeBello
                                             President and
                                             Chief Executive Officer

                                CERTIFICATION OF
                             CHIEF FINANCIAL OFFICER

I, John M. Thornton, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Mitek Systems, Inc.;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report.

      4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

            b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 12, 2004                  By: /S/  JOHN M. THORNTON
                                         -----------------------------
                                              John M. Thornton
                                              Chairman of the Board and
                                              Chief Financial Officer

2. REVISED CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (THE "SARBANES-OXLEY ACT"). THESE CERTIFICATIONS SHOULD BE FILED AS EXHIBITS 32.1(CEO) AND 32.2(CFO).

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James B. DeBello, President and Chief Executive Officer of Mitek Systems, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-Q of the Registrant for the period ended March 31, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 12, 2004                            By: /S/ JAMES B. DEBELLO
                                                   ---------------------------
                                                       James B. DeBello
                                                       President and
                                                       Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John M. Thornton, Chairman of the Board and Chief Financial Officer of Mitek Systems, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-Q of the Registrant for the period ended March 31, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: May 12, 2004                        By:  /S/ JOHN M. THORNTON
                                                -----------------------------
                                                    John M. Thornton
                                                    Chairman of the Board and
                                                    Chief Financial Officer