Form 10-Q
period 2004-06-30
MITEK SYSTEMS INC
filed 2004-08-16
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the quarterly period ended June 30, 2004 or
                                      -------------

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

                         Commission file number 0-15235
                                                -------

                               Mitek Systems, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                     87-0418827
   ----------------------------------                 -----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

 14145 Danielson St, Ste B, Poway, California      92064
--------------------------------------------------------------------------------
   (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code (858) 513-4600
                                                   --------------


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

                                 Yes _X_ No ___ .

     There were 11,389,481 shares outstanding of the registrant's Common Stock as of August 9, 2004.


Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)

                                 Yes __ No _X_.

                               MITEK SYSTEMS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX


PART 1.   FINANCIAL INFORMATION

     Item 1.     Financial Statements                                       Page
                                                                            ----
                 a)   Balance Sheets
                      As of June 30, 2004 and September 30, 2003 (unaudited)  1

                 b)   Statements of Operations
                      for the Three and Nine Months Ended June 30, 2004 and
                      2003 (unaudited)......................................  2

                 c)   Statements of Cash Flows
                      for the Nine Months Ended June 30, 2004 and 2003
                      (unaudited)...........................................  3

                 d)   Notes to Financial Statements (unaudited).............  4


     Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................  8


     Item 3.     Quantitative and Qualitative Disclosures about Market Risk. 13

     Item 4.     Controls and Procedures.................................... 14

PART II. OTHER INFORMATION

     Item 2.     Changes in Securities and Use of Proceeds.................. 14
     Item 6.     Exhibits and Reports on Form 8-K........................... 14

SIGNATURE................................................................... 16

                     PART I: ITEM 1. FINANCIAL INFORMATION

                               MITEK SYSTEMS, INC
                                 BALANCE SHEETS
                                  (UNAUDITED)

                                                               JUNE 30,       SEPTEMBER 30,
                                                                2004              2003
                                                            ------------------------------
ASSETS
     CURRENT ASSETS:
     Cash                                                   $  2,719,226      $  1,819,102
     Accounts and notes receivable-net of allowances of        1,439,659         2,900,693
        $325,697 and $253,697, respectively
     Note receivable - related party                             146,245           195,623
     Inventories                                                  18,516            43,182
     Prepaid expenses and other assets                           181,213            84,167
                                                            ------------------------------
         Total current assets                                  4,504,859         5,042,767

     PROPERTY AND EQUIPMENT-net                                  119,370           321,029
     OTHER ASSETS                                                 31,746           279,985
                                                            ------------------------------
TOTAL ASSETS                                                $  4,655,975      $  5,643,781
                                                            ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     CURRENT LIABILITIES:
     Accounts payable                                       $    477,175      $    881,032
     Accrued payroll and related taxes                           537,581           690,388
     Deferred revenue                                            646,220           884,917
     Net liabilities held for sale                               376,516                 0
     Other accrued liabilities                                   272,060           245,818
                                                            ------------------------------
         Total current liabilities                             2,309,552         2,702,155

     LONG-TERM LIABILITIES:
     Convertible debt - net                                    2,327,196                 0
     Deferred rent                                                15,538            16,135
     Deferred revenue                                                  0           318,826
     Long-term payable                                             8,539            34,194
                                                            ------------------------------
         Total long-term liabilities                           2,351,273           369,155
                                                            ------------------------------
TOTAL LIABILITIES                                              4,660,825         3,071,310

     STOCKHOLDERS' EQUITY(DEFICIT):

     Common stock - $.001 par value; 20,000,000
       shares authorized; 11,389,481 and 11,185,282
      issued and outstanding at June 30, 2004
     and September 30, 2003, respectively                         11,389            11,185
     Warrants                                                    531,280                 0
     Additional paid-in capital                                9,542,527         9,327,736
     Accumulated deficit                                     (10,090,046)       (6,766,450)
                                                            ------------------------------
         Net  stockholders' equity (deficit)                      (4,850)        2,572,471

                                                            ------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  4,655,975      $  5,643,781
                                                            ==============================

                        See notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                JUNE 30,                        JUNE 30,
                                                          2004            2003            2004            2003
                                                     ------------------------------------------------------------
SALES
     Software                                        $    389,440    $  1,479,956    $  2,024,455    $  6,609,543
     Hardware                                              85,016       1,107,197         858,571       1,960,078
     Professional services, education and other           513,012         454,585       1,817,403       1,301,359
                                                     ------------------------------------------------------------
NET SALES                                                 987,468       3,041,738       4,700,429       9,870,980

COSTS AND EXPENSES:
     Cost of sales - Software                             141,573         218,970         468,947         740,026
     Cost of sales - Hardware                              71,227         923,462         804,159       2,083,305
     Cost of sales - Prof. Services, education and        158,585         249,742         620,303         675,771
     Operations                                           326,343         431,638       1,065,035       1,291,633
     Selling and marketing                                449,742       1,101,175       1,571,762       2,908,291
     Research and development                             644,090         556,245       1,811,606       1,680,478
     General and administrative                           613,914         517,179       1,673,589       1,355,523
                                                     ------------------------------------------------------------
          Total costs and expenses                      2,405,474       3,998,411       8,015,401      10,735,027
                                                     ------------------------------------------------------------

OPERATING LOSS                                         (1,418,006)       (956,673)     (3,314,972)       (864,047)

     Other income (expense) - net                         (12,570)          3,645          (5,614)          7,586
                                                     ------------------------------------------------------------

LOSS BEFORE INCOME TAXES                               (1,430,576)       (953,028)     (3,320,586)       (856,461)

PROVISION FOR INCOME TAXES                                    457             380           3,007          10,355
                                                     ------------------------------------------------------------

NET LOSS                                             $ (1,431,033)   $   (953,408)   $ (3,323,593)   $   (866,816)
                                                     ============================================================

NET LOSS  PER SHARES - BASIC AND DILUTED             $      (0.13)   $      (0.09)   $      (0.29)   $      (0.08)
                                                     ============================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED                 11,389,481      11,156,437      11,340,979      11,144,660
                                                     ============================================================

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED                11,389,481      11,156,437      11,340,979      11,144,660
                                                     ============================================================

                        See notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                     2004           2003
                                                                 --------------------------
OPERATING ACTIVITIES
Net loss                                                         $(3,323,593)   $  (866,816)
     Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
          Depreciation and amortization                              340,996        336,969
          Provision for bad debts                                     72,000         75,000
          Loss on disposal of property and equipment                   2,113            986
          Provision for sales returns & allowances                   104,090        153,000
          Fair value of stock options granted to non-employees        10,776          2,823
     Changes in operating assets and liabilities:
          Accounts receivable                                      1,389,034        803,827
          Inventory, prepaid expenses, and other assets              (11,442)      (136,991)
          Accounts payable                                          (403,857)      (222,575)
          Accrued payroll and related taxes                         (152,807)       324,900
          Long-term payable                                          (25,655)       (25,655)
          Deferred revenue                                          (557,523)       392,214
          Other accrued liabilities                                  (78,446)       (14,147)
                                                                 --------------------------
     Net cash provided by (used in) operating activities          (2,634,314)       823,535

INVESTING ACTIVITIES
     Purchases of property and equipment                             (45,339)      (180,067)
     Proceeds from sale of property and equipment                          0          1,203
     Property and Equipment held for sale                             91,187              0
     Net Liabilities held for sale                                   376,516              0
     Payment (advances) on related party note receivable-net          49,378         (8,517)
                                                                 --------------------------
     Net cash provided by (used in) investing activities             471,742       (187,381)

FINANCING ACTIVITIES
     Proceeds from borrowings                                              0        360,000
     Repayment of borrowings                                               0       (360,000)
     Proceeds from convertible debt                                3,000,000              0
     Deferred costs related to convertible debt                     (141,524)             0
     Proceeds from exercise of stock options                         204,220         19,201
                                                                 --------------------------
     Net cash provided by financing activities                     3,062,696         19,201
                                                                 --------------------------
NET INCREASE IN CASH                                                 900,124        655,355

CASH AT BEGINNING OF PERIOD                                        1,819,102        760,416
                                                                 --------------------------
CASH AT END OF PERIOD                                            $ 2,719,226    $ 1,415,771
                                                                 ==========================
Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                      $    18,510    $     6,736
                                                                 ===========    ===========
     Cash paid for income taxes                                  $     3,007    $    10,355
                                                                 ===========    ===========
     Fair value of warrants granted to non-employees             $   531,280    $        --
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

       Results as of June 30, 2004 and for the three and nine months ended June 30, 2004 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

       The operations from Fiscal 2003 and the nine months ended June 30, 2004 have resulted in significant operating losses. The Company has managed its cash requirements for this period principally from cash generated from operations, though the last quarter saw the Company address its cash requirements by issuing Convertible Debt as discussed in Note 6 of the accompanying financial statements. Additionally, the Company reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland in the transactions discussed in Note 7 of the accompanying financial statements.

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

       Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months and nine months ended June 30, 2004 and 2003.

                                                          2004          2003
                                                          ----          ----
Risk free interest rates                                  2.6%          2.0%
Dividend yields                                            0%            0%
Volatility                                                 77%          76%
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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net income/loss per share information):

                                         Three months ended                Nine months ended
                                               June 30                           June 30
                                     -----------------------------------------------------------
                                       2004             2003             2004             2003
                                       ----             ----             ----             ----
Net loss as reported                 $ (1,431)        $  (953)        $ (3,323)         $  (867)
Net loss pro forma                     (1,527)           (968)          (3,612)          (1,507)
Net loss per share as reported           (.13)           (.09)            (.29)            (.08)
Net loss per share pro forma             (.13)           (.09)            (.32)            (.14)

4.     Revolving Line of Credit

       In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). The principal amount of the note was $3,000,000. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share of $.70 (Conversion Price) any time the market price of the Company's common stock exceeds the Conversion Price by 10%. The note carries an interest rate of prime (as published in the Wall Street Journal) plus 1%, with monthly interest payments to be made by the Company. Principal repayments begin on December 1, 2004, and are ratable over a 36 month term. In connection with this transaction, the Company issued warrants to Laurus for the purchase of up to 860,000 shares of common stock at prices ranging from $0.79 to $0.92 per share. The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company's line of Credit with First National Bank was cancelled. (Note 6)


5. Product Revenues - Below is a summary of the revenues by product lines.

                                            Three Months Ended                     Nine Months Ended
                                                       June 30                               June 30

 REVENUE                                2004               2003             2004                2003
                                        ----               ----             ----                ----
 (000'S)
   Recognition Toolkits                $ 330            $   453           $1,568             $ 4,071
   Check Image Solutions                 197              2,298            1,406               4,490
   Document and Image Processing
    Solutions                             65                 40              420                 611
   Maintenance and other                 395                251            1,306                 699
                                   ------------------------------------------------------------------
 Total Revenue                         $ 987            $ 3,042           $4,700             $ 9,871
                                   ==================================================================

6.     Issuance of Convertible Debt

       In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). The principal amount of the note was $3,000,000. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share of $.70 (Conversion Price) any time the market price of the Company's common stock exceeds the Conversion Price by 10%. The note carries an interest rate of prime (as published in the Wall Street Journal) plus 1%, with monthly interest payments to be made by the Company. Principal repayments begin on December 1, 2004, and are ratable over a 36 month term. The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company's line of Credit with First National Bank was cancelled.

       In connection with the Convertible Note, the Company issued warrants to Laurus to purchase 860,000 of common stock, at prices ranging from $.79 to $.92 and paid fees of $74,400. The fair value attributable to the warrants was $531,280, determined by the Black-Scholes valuation model. Additionally, the Company incurred legal and other costs amounting to $142,000 in connection with this transaction. These costs and the value attributable to the warrants are shown as an offset to the Convertible Note and will be amortized as interest expense over the term of the Note. At June 30, 2004, the unamortized amounts were $672,804. Because the note contains a contingent beneficial conversion feature, when such contingency is met and the note becomes convertible, the value of the beneficial conversion feature will be recorded by the Company.

7. Subsequent Events

       On July 7, 2004, the Company entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of the Company's trade assets relating to its Item Processing line of business. In addition, HFS assumed the trade liabilities and hired certain of the Company's personnel relating to this line of business. In connection with this transaction, the Company entered into a reseller agreement wherein HFS will be the exclusive reseller of this line of business. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. Under the agreement with HFS, the Company may receive additional consideration from HFS should certain contractual issues be resolved, but no assurance can be made this will occur.

8.     Net Liabilities Held for Sale

       Certain assets and Liabilities of the Company's CheckQuest product line have been classified as held for sale at June 30, 2004. The Components of these net liabilities at June 30, 2004 are as follows:

       Accounts Payable                                    $     6,916
       Deferred Revenue                                        940,213
       Customer Deposits                                        40,198
       Other Liabilities                                           688
       Accounts Receivable                                    -453,436
       Fixed Assets (Net of Accumulated Depreciation)          -91,187
       Prepaid Licenses                                        -60,938
       Other Assets                                             -5,938
                                                           ------------
       Net Liabilities                                     $   376,516
                                                           ============

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

       The Company's strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology. In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions. The Company also seeks to penetrate additional markets for its Document and Image Processing Solutions by taking advantage of specific vertical applications which lend themselves to this type of labor-saving technology. The Company has also taken steps to generate working capital, including in June entering into a $3,000,000 promissory note with
Laurus Master Fund, Ltd and in July divesting to Harland Financial Solutions ("HFS") certain assets and liabilities associated with the Company's Item Processing line of business and entering into an exclusive reselling relationship with HFS for the Item Processing line of business. The arrangement with HFS generated working capital, while at the same time reduced ongoing personnel and overhead expenses.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2004 and 2003

       Net Sales. Net sales for the three-month period ended June 30, 2004 were $987,000, compared to $3,042,000 for the same period in 2003, a decrease of $2,055,000, or 68%. The decrease was primarily attributable to a 91% decrease in revenue from Check Image Solutions. The Company continued to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions. Though image acceptance is mandated by the passage of Check 21, imaging standards required under this legislation are not yet final. The Company also experienced substantial purchasing hesitancy from customers who expressed concern over the Company's recent quarterly losses and the delisting of the Company's stock from NASDAQ. Subsequent to the quarter ended June 30, 2004, the Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements. The Company also experienced a 27% decline in revenue associated with our recognition toolkits, the result of continued customer concern over the Company's recent quarterly losses, and enterprise licenses signed during fiscal 2003 which will not renew until later in fiscal 2004. Sales in the Document and Image Processing Solutions increased by 63%, primarily due to orders from two key resellers. Sales of Maintenance rose by 57%, reflecting the Company's efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support.

         Net sales for the nine-month period ended June 30, 2004 were $4,700,000, compared to $9,871,000 for the same period in 2003, a decrease of $5,171,000 or 52%. The decrease was primarily attributable to a 69% decrease in revenue from Check Image Solutions. The Company continued to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions. Though image acceptance is mandated by the passage of Check 21, imaging standards required under this legislation are not yet final. The Company also experienced substantial purchasing hesitancy from customers who expressed concern over the Company's recent quarterly losses and the delisting of the Company's stock from NASDAQ. Subsequent to the quarter ended June 30, 2004, the Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements. The Company also experienced a 61% decline in revenue associated with our recognition toolkits, the result of continued customer concern over the Company's recent quarterly losses, and enterprise licenses signed during fiscal 2003 which will not renew until later in fiscal 2004. Sales in the Document and Image Processing Solutions decreased by 31%. This is primarily due to the absence of a dedicated sales force for this product line, which the Company intends to put into place later during the 2004 fiscal year. Sales of Maintenance rose by 87%, reflecting the Company's efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support.

       Cost of Sales. Cost of sales for the three-month period ended June 30, 2004 was $371,000, compared to $1,392,000 for the same period in 2003, a decrease of $1,021,000 or 73%. Stated as a percentage of net sales, cost of sales decreased to 38% for the three-month period ended June 30, 2004 compared to 46% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company's Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2003. The decrease as a percentage of net sales is due to the product mix shifting from hardware installations to the Company's software product lines, which typically carry higher margins.

       Cost of sales for the nine-month period ended June 30, 2004 was $1,893,000, compared to $3,499,000 for the same period in 2003, a decrease of $1,606,000 or 46%. Stated as a percentage of net sales, cost of sales increased to 40% for the nine-month period ended June 30, 2004, compared to 35% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company's Checkquest product line, which typically carry higher costs. The increase as a percentage of net sales is due to the product mix of software sold shifting toward the Company's Checkscript and QuickStrokes Premier Banking Edition products, each of which carries a royalty.

         Operations Expenses. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Gross Operations expenses for the three-month period ended June 30, 2004 were $454,000, compared to $583,000 for the same period in 2003, a decrease of $129,000 or 22%. Net Operations expenses for the three-month period ended June 30, 2004 were $326,000, compared to $432,000 for the same period in 2003, a decrease of $106,000 or 25%. Stated as a percentage of net sales, operations expenses were 33% for the three-month period ended June 30, 2003, as compared with 14% for the same period in 2003. The dollar decrease in gross expenses is primarily attributable to reduced amount of salaries and wages, due to a reassignment of personnel into sales functions. The dollar decrease in net expense is attributable to the reduced spending discussed above. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         Gross Operations expenses for the nine-month period ended June 30, 2004 were $1,458,000, compared to $1,717,000 for the same period in 2003, a decrease of $259,000 or 15%. Net Operations expenses for the nine-month period ended June 30, 2004 were $1,065,000, compared to $1,292,000 for the same period in 2003, a decrease of $227,000 or 18%. Stated as a percentage of net sales, operations expenses increased to 23% for the nine-month period ended June 30, 2004, compared to 13% for the same period in 2003. The dollar decrease in gross expenses is primarily attributable to reduced amount of salaries and wages, due to a reassignment of personnel into sales functions. The dollar decrease in net expense is attributable to the reduced spending discussed above. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         Selling and Marketing Expenses. Selling and marketing expenses for the three-month period ended June 30, 2004 were $450,000, compared to $1,101,000 for the same period in 2003, a decrease of $651,000 or 59%. Stated as a percentage of net sales, selling and marketing expenses increased to 46% for the three-month period ended June 30, 2004, as compared with 36% for the same period in 2003. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales, as well as reduced salaries expense, as the Company reduced its direct sales force in the check image solution product line. The Company believes this product line is better suited to an indirect sales channel, and the Company has signed two resellers to representation agreements to move in this direction.

         Selling and marketing expenses for the nine-month period ended June 30, 2004 were $1,572,000, compared to $2,908,000 for the same period in 2003, a decrease of $1,336,000 or 46%. Stated as a percentage of net sales, selling and marketing expenses increased to 33% from 29% for the same period in 2003. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales, as well as reduced salaries expense, as the Company reduced its direct sales force in the check image solution product line. The Company believes this product is better suited to an indirect sales channel, and the Company has signed two resellers to representation agreements to move in this direction. The increase as a percentage of net sales is primarily attributable to reduced sales.

         Research and Development Expenses. Research and development expenses are incurred to maintain existing products, develop new products or new product features, technical customer support, and development of custom projects. Research and development expenses for the three-month period ended June 30, 2004 were $644,000, compared to $556,000 for the same period in 2003, an increase of $88,000 or 16%. Stated as a percentage of net sales, research and development expenses increased to 65% for the three-month period ended June 30, 2004, compared to 18% for the same period in 2003. The dollar increase in expenses is the result of consultants engaged to complete two engineering projects. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales.

         Research and development expenses for the nine-month period ended June 30, 2004 were $1,812,000, compared to $1,680,000 for the same period in 2003, an increase of $132,000 or 8%. Stated as a percentage of net sales, research and development expenses increased to 39% for the nine-month period ended June 30, 2004, compared to 17% for the same period in 2003. The dollar increase in expenses is the result of consultants engaged to complete two engineering projects, offset by the prior quarters' reclassification of costs. Such costs, amounting to $92,000 were reclassified as costs of goods sold, and served to reduce research and development expense during the first quarter. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales.

       General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2004 were $614,000, compared to $517,000 for the same period in 2003, an increase of $97,000 or 19%. Stated as a percentage of net sales, general and administrative expenses increased to 62% for the three-month period ended June 30, 2004, compared to 17% for the same period in 2003. The dollar increase in expenses for the three month period is attributable to $20,000 of additional salaries expense, as the President and Chief Executive Officer was not a separate position in 2003 and $145,000 in increased legal costs primarily relating to analysis of strategic alternatives, including potential mergers, capital infusions, and other strategic alternatives. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         General and administrative expenses for the nine-month period ended June 30, 2004 were $1,674,000, compared to $1,356,000 for the same period in 2003, an increase of $318,000 or 23%. Stated as a percentage of net sales, general and administrative expenses increased to 36% for the nine-month period ended June 30, 2004, compared to 14% for the same period in 2003. The dollar increase in expenses for the three month period is attributable to $120,000 of additional salaries expense, as the President and Chief Executive Officer was not a separate position in 2003 and $215,000 in increased legal costs primarily relating to analysis of strategic alternatives, including potential mergers, capital infusions, and other strategic alternatives. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

         Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended June 30, 2004 was ($13,000), compared to $4,000 for the same period in 2003, a decrease of $17,000. Interest and other income (expense) for the nine-month period ended June 31, 2004 was ($6,000), compared to $8,000 for the same period in 2003, a decrease of $12,000. The decrease in net interest and other income (expense) for the period ended June 30, 2004 is primarily the result of the Company's share of the net income from the Company's affiliate, Mitek Systems, Ltd.

LIQUIDITY AND CAPITAL

         At June 30, 2004 the Company had $2,719,000 in cash as compared to $1,819,000 at September 30, 2003. Accounts receivable totaled $1,440,000, a decrease of $1,461,000 over the September 30, 2003, balance of $2,901,000.

         The Company has financed its cash needs during the third quarter of fiscal 2004 primarily from collection of accounts receivable and the proceeds from its convertible debt financing with Laurus. The Company financed its cash needs during fiscal 2003 primarily from collection of accounts receivable.

         Net cash used by operating activities during the nine months ended June 30, 2004 was ($2,634,000). The primary use of cash from operating activities was the operating loss of ($3,324,000), a decrease in accounts payable of ($404,000), and a decrease in the accrued payroll and related taxes of ($153,000). The primary source of cash from operating activities was a decrease in accounts receivable of $1,389,000 and depreciation and amortization of $341,000.

         The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

         During the nine months ended June 30, 2004, the Company also received cash of approximately $204,000 from financing activities in the form of proceeds from the exercise of stock options by employees and directors.

         The Company's working capital and current ratio were $2,195,000 and 1.75, respectively, at June 30, 2004, and $2,341,000 and 1.87, respectively, at September 30, 2003. At June 30, 2004, total liabilities to equity ratio was -1087.08 to 1 compared to 1.19 to 1 at September 30, 2003. As of June 30, 2004, total liabilities were increased by $2,201,000 as compared to September 30, 2003.

         In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). The principal amount of the note was $3,000,000. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share of $.70 (Conversion Price) any time the market price of the Company's common stock exceeds the Conversion Price by 10%. The note carries an interest rate of prime (as published in the Wall Street Journal) plus 1%, with monthly interest payments to be made by the Company. Principal repayments begin on December 1, 2004, and are ratable over a 36 month term. The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company's line of Credit with First National Bank was cancelled. See Part II Other Information - Item 2. Changes in Securities and Use of Proceeds.

         There  are  no  significant  capital   expenditures   planned  for  the
foreseeable future.

         The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations, though the last quarter saw the Company address its cash requirements by issuing Convertible Debt. Additionally, the Company reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland. Although the Company's strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes it has sufficient cash on hand and will generate sufficient cash from operations to meet its requirements for the next 12 months.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company's variable rate Convertible Note, as described under "Management's Discussion and Analysis of Financial Condition and Results of

Operations--Liquidity and Capital." The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 2. - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In June 2004, we issued to Laurus Master Fund, Ltd. a $3.0 million secured convertible promissory note with a term of three years, along with a warrant which is exercisable at any time through June 11, 2011, to purchase up to 860,000 shares of common stock at an exercise price of (i) $0.79 for the first 230,000 shares acquired thereunder; (ii) $0.85 for the next 230,000 shares acquired thereunder; and (iii) $0.92 for the remaining shares acquired thereunder. The note is convertible into approximately 4,285,714 shares of our common stock at an initial conversion price of $.70 per share, without taking into account additional shares which may be issuable upon conversion of interest paid on the note. The conversion price is subject to certain anti-dilution adjustments, including if we issue convertible or equity securities (subject to certain exceptions) at a price less than the conversion price. The proceeds from the promissory note will be used for working capital.

         As part of the issuance of the convertible promissory note, we granted to Laurus a blanket security interest in all of our assets. In the event we default in payment on the debt, or any other event of default occurs under the investment documents, 130% of the outstanding principal amount of the note and accrued interest will accelerate and be due and payable in full.

         We have agreed to register with the SEC for resale the shares of common stock that are issuable upon conversion of the note and upon exercise of the warrant, prior to September 9, 2004. The note and warrant were offered and sold in reliance on the exemption from registration provided by Rule 506 of Regulation D under the Securities Act. At closing, we paid a closing payment of $121,000 to Laurus Capital Management, LLC, manager of Laurus Master Fund, Ltd. and additional fees of approximately $30,000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:

              The following exhibits are filed herewith:

              --------------------------- ----------------------------------------------------------
                    Exhibit Number                              Exhibit Title
              --------------------------- ----------------------------------------------------------
                         10.1             Securities Purchase Agreement dated June 11, 2004
                                          between Mitek Systems, Inc. and Laurus Master Fund, Ltd.
              --------------------------- ----------------------------------------------------------
                         10.2             Warrant Certificate issued in connection with receipt of
                                          proceeds from issuance of Promissory Note dated June 11,
                                          2004
              --------------------------- ----------------------------------------------------------
                         10.3             Security Agreement dated June 11, 2004 issued to Laurus
                                          Master Fund, Ltd.
              --------------------------- ----------------------------------------------------------

              --------------------------- ----------------------------------------------------------
                    Exhibit Number                              Exhibit Title
              --------------------------- ----------------------------------------------------------
                         10.4             Registration Rights Agreement dated June 11, 2004
                                          between Mitek Systems, Inc. and Laurus Master Fund, Ltd.
              --------------------------- ----------------------------------------------------------
                         10.5             10% Secured Convertible Term Note, dated June 11, 2004
                                          issued to Laurus Master Fund, Ltd.
              --------------------------- ----------------------------------------------------------
                         31.1             Rule 15d-14(a) Certification of the Chief Executive
                                          Officer
              --------------------------- ----------------------------------------------------------
                         31.2             Rule 15d-14(a) Certification of the Chief Financial
                                          Officer
              --------------------------- ----------------------------------------------------------
                         32.1             Section 1350 Certification of the Chief Executive
                                          Officer
              --------------------------- ----------------------------------------------------------
                         32.2             Section 1350 Certification of the Chief Financial
                                          Officer
              --------------------------- ----------------------------------------------------------


      b. Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended June 30, 2004.

         Form 8-K filed with the Securities and Exchange Commission on April 5, 2004, under Item 5 and Item 7 announced that the NASDAQ had scheduled a hearing date to consider the delisting of the common stock of Mitek Systems, Inc. from the NASDAQ SmallCap Market.

         Form 8-K filed with the Securities and Exchange Commission on May 4 2004, under Item 7 and Item 12 announced Mitek Systems, Inc.'s financial results for the second fiscal quarter ended March 31, 2004.

         Form 8-K filed with the Securities and Exchange Commission on May 24, 2004, under Item 5 and Item 7 announced that the NASDAQ had determined to delist the common stock of Mitek Systems, Inc. from the NASDAQ SmallCap Market.

         Form 8-K filed with the Securities and Exchange Commission on June 14, 2004, under Item 5 and Item 7 announced that Mitek Systems, Inc. had issued a $3,000,000 convertible secured promissory note and certain warrants to Laurus Master Fund, Ltd.

         There were no other reports filed on Form 8-K in the quarter ended June 30, 2004.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                MITEK SYSTEMS, INC.


Date:  August 12, 2003          /s/ James B. Debello
                                -----------------------------------
                                James B. DeBello, President and
                                Chief Executive Officer
                                (Authorized Officer and Principal Executive
                                Officer)


Date:  August 12, 2003          /s/ John M. Thornton
                                -----------------------------------
                                John M. Thornton, Chairman and
                                Chief Financial Officer
                                (Principal Financial Officer)

                               MITEK SYSTEMS, INC.

                          SECURITIES PURCHASE AGREEMENT

                                  June 11, 2004

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

1.       Agreement to Sell and Purchase........................................3

2.       Fees and Warrant......................................................3

3.       Closing, Delivery and Payment.........................................4
         3.1      Closing......................................................4
         3.2      Delivery.....................................................4

4.       Representations and Warranties of the Company.........................4
         4.1      Organization, Good Standing and Qualification................4
         4.2      Subsidiaries.................................................5
         4.3      Capitalization; Voting Rights................................5
         4.4      Authorization; Binding Obligations...........................6
         4.5      Liabilities..................................................6
         4.6      Agreements; Action...........................................6
         4.7      Obligations to Related Parties...............................7
         4.8      Changes......................................................8
         4.9      Title to Properties and Assets; Liens, Etc...................9
         4.10     Intellectual Property........................................9
         4.11     Compliance with Other Instruments...........................10
         4.12     Litigation..................................................10
         4.13     Tax Returns and Payments....................................10
         4.14     Employees...................................................10
         4.15     Registration Rights and Voting Rights.......................11
         4.16     Compliance with Laws; Permits...............................11
         4.17     Environmental and Safety Laws ..............................11
         4.18     Valid Offering..............................................12
         4.19     Full Disclosure.............................................12
         4.20     Insurance...................................................12
         4.21     SEC Reports.................................................12
         4.22     Listing.....................................................13
         4.23     No Integrated Offering......................................13
         4.24     Stop Transfer...............................................13
         4.25     Dilution....................................................13
         4.26     Patriot Act.................................................13

5.       Representations and Warranties of the Purchaser......................14
         5.1      No Shorting.................................................14
         5.2      Requisite Power and Authority...............................14
         5.3      Investment Representations..................................14
         5.4      Purchaser Bears Economic Risk...............................15
         5.5      Acquisition for Own Account.................................15
         5.6      Purchaser Can Protect Its Interest..........................15
         5.7      Accredited Investor ........................................15

         5.8      Legends.....................................................15

6.       Covenants of the Company.............................................16
         6.1      Stop-Orders.................................................16
         6.2      Listing.....................................................16
         6.3      Market Regulations..........................................17
         6.4      Reporting Requirements......................................17
         6.5      Use of Funds................................................17
         6.6      Access to Facilities........................................17
         6.7      Taxes ......................................................17
         6.8      Insurance...................................................17
         6.9      Intellectual Property.......................................18
         6.10     Properties..................................................19
         6.11     Required Approvals..........................................19
         6.12     Reissuance of Securities....................................20
         6.13     Opinion ....................................................20
         6.14     Margin Stock................................................20

7.       Covenants of the Purchaser...........................................21
         7.1      Confidentiality ............................................21
         7.2      Non-Public Information......................................21

8.       Covenants of the Company and Purchaser Regarding Indemnification.....21
         8.1      Company Indemnification.....................................21
         8.2      Purchaser's Indemnification.................................21

9.       Conversion of Convertible Note.......................................21
         9.1      Mechanics of Conversion.....................................21

10.      Registration Rights..................................................23
         10.1     Registration Rights Granted.................................23
         10.2     Offering Restrictions.......................................23

11.      Miscellaneous........................................................23
         11.1     Governing Law...............................................23
         11.2     Survival....................................................24
         11.3     Successors..................................................24
         11.4     Entire Agreement............................................24
         11.5     Severability................................................24
         11.6     Amendment and Waiver........................................24
         11.7     Delays or Omissions.........................................24
         11.8     Notices.....................................................24
         11.9     Attorneys' Fees.............................................26
         11.10    Titles and Subtitles........................................26
         11.11    Facsimile Signatures; Counterparts..........................26
         11.12    Broker's Fees...............................................26
         11.13    Construction................................................26

                          SECURITIES PURCHASE AGREEMENT

         THIS SECURITIES PURCHASE AGREEMENT (this "Agreement") is made and entered into as of June 11, 2004, by and between MITEK SYSTEMS, INC., a Delaware corporation (the "Company"), and Laurus Master Fund, Ltd., a Cayman Islands company (the "Purchaser").

                                    RECITALS

         WHEREAS, the Company has authorized the sale to the Purchaser of a Convertible Term Note in the aggregate principal amount of Three Million Dollars ($3,000,000 ) (the "Note"), which Note is convertible into shares of the Company's common stock, $0.001 par value per share (the "Common Stock") at an initial fixed conversion price of $0.70 per share of Common Stock ("Fixed Conversion Price");

         WHEREAS, the Company wishes to issue a warrant to the Purchaser to purchase up to 860,000 shares of the Company's Common Stock (subject to adjustment as set forth therein) in connection with Purchaser's purchase of the Note;

         WHEREAS, Purchaser desires to purchase the Note and the Warrant (as defined in Section 2) on the terms and conditions set forth herein; and

         WHEREAS, the Company desires to issue and sell the Note and Warrant to Purchaser on the terms and conditions set forth herein.

                                    AGREEMENT

         NOW, THEREFORE, in consideration of the foregoing recitals and the mutual promises, representations, warranties and covenants hereinafter set forth and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. Agreement to Sell and Purchase1. Pursuant to the terms and conditions set forth in this Agreement, on the Closing Date (as defined in Section 3), the Company agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from the Company a Note in the aggregate principal amount of $3,000,000 convertible in accordance with the terms thereof into shares of the Company's Common Stock in accordance with the terms of the Note and this Agreement. The Note purchased on the Closing Date shall be known as the "Offering." A form of the Note is annexed hereto as Exhibit A. The Note will mature on the Maturity Date (as defined in the Note). Collectively, the Note and Warrant and Common Stock issuable in payment of the Note, upon conversion of the Note and upon exercise of the Warrant are referred to as the "Securities."

         2. Fees and Warrant. On the Closing Date:

                  (a) The Company will issue and deliver to the Purchaser a Warrant to purchase up to 860,000 shares of Common Stock in connection with the

Offering (the "Warrant") pursuant to Section 1 hereof. The Warrant must be delivered on the Closing Date. A form of Warrant is annexed hereto as Exhibit B. To the extent applicable, All the representations, covenants, warranties, undertakings, and indemnification herein, and other rights made or granted to or for the benefit of the Purchaser by the Company herein are hereby also made and granted in respect of the Warrant on the date hereof.

                  (b) Subject to the terms of Section 2(d) below, the Company shall pay to Laurus Capital Management, LLC, manager of Purchaser, a closing payment in an amount equal to three and one-half percent (3.50%) of the aggregate principal amount of the Note. The foregoing fee is referred to herein as the "Closing Payment."

                  (c) The Company shall reimburse the Purchaser for its reasonable expenses (including legal fees and expenses) incurred in connection with the preparation and negotiation of this Agreement and the Related Agreements (as hereinafter defined), and expenses incurred in connection with the Purchaser's due diligence review of the Company and its Subsidiaries (as defined in Section 6.8) and all related matters. Amounts required to be paid under this Section 2(c) will be paid on the Closing Date and shall be $29,500 for such expenses referred to in this Section 2(c).

                  (d) The Closing Payment and the expenses referred to in the preceding clause (c) (net of deposits previously paid by the Company) shall be paid at closing out of funds held pursuant to a Funds Escrow Agreement of even date herewith among the Company, Purchaser, and an Escrow Agent (the "Funds Escrow Agreement") and a disbursement letter (the "Disbursement Letter").

         3. Closing, Delivery and Payment3. .

                  3.1 Closing. Subject to the terms and conditions herein, the closing of the transactions contemplated hereby (the "Closing"), shall take place on the date hereof, at such time or place as the Company and Purchaser may mutually agree (such date is hereinafter referred to as the "Closing Date").

                  3.2 Delivery. Pursuant to the Funds Escrow Agreement in the form attached hereto as Exhibit D, at the Closing on the Closing Date, the Company will deliver to the Purchaser, among other things, a Note in the form attached as Exhibit A representing the principal amount of $3,000,000 and a Warrant in the form attached as Exhibit B in the Purchaser's name representing 860,000 Warrant Shares and the Purchaser will deliver to the Company, among other things, the amounts set forth in the Disbursement Letter by certified funds or wire transfer.

         4. Representations and Warranties of the Company. The Company hereby represents and warrants to the Purchaser as follows (which representations and warranties are supplemented by, and subject to, the Company's filings under the Securities Exchange Act of 1934 (collectively, the "Exchange Act Filings"), copies of which have been provided to the Purchaser:

                  4.1 Organization, Good Standing and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of organization. The Company has the corporate power and authority to own and operate its properties and assets, to execute and deliver (i) this Agreement, (ii) the Note and the Warrant to be issued in connection with this Agreement, (iii) the Security Agreement dated as of the date hereof between the Company and the Purchaser, (iv) the Registration Rights Agreement relating to the Securities dated as of the date hereof between the Company and the Purchaser, (v) the Escrow Agreement dated as of the date hereof among the Company, the Purchaser and the escrow agent referred to therein and
(vi) all other agreements related to this Agreement and the Note and referred to herein (the preceding clauses (ii) through (vi), collectively, the "Related Agreements"), to issue and sell the Note and the shares of Common Stock issuable upon conversion of the Note (the "Note Shares"), to issue and sell the Warrant and the Warrant Shares, and to carry out the provisions of this Agreement and the Related Agreements and to carry on its business as presently conducted. The Company is duly qualified and is authorized to do business and is in good standing as a foreign corporation in all jurisdictions, except for those jurisdictions in which the failure to do so has not had, or could not reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, financial condition, properties, operations of the Company (a "Material Adverse Effect").

                  4.2 Subsidiaries. Each direct and indirect Subsidiary of the Company, the direct owner of such Subsidiary and its percentage ownership thereof, is set forth on Schedule 4.2. For the purpose of this Agreement, a "Subsidiary" of any person or entity means (i) a corporation or other entity whose shares of stock or other ownership interests having ordinary voting power (other than stock or other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the directors of such corporation, or other persons or entities performing similar functions for such person or entity, are owned, directly or indirectly, by such person or entity or
(ii) a corporation or other entity in which such person or entity owns, directly or indirectly, more than 50% of the equity interests at such time.

                  4.3 Capitalization; Voting Rights.

                  (a) The authorized capital stock of the Company, as of the date hereof, consists of 21,000,000 shares, of which 20,000,000 are shares of Common Stock, par value $0.001 per share, 11,389,481shares of which were issued and outstanding as of May 12, 2004, and 1,000,000 are shares of preferred stock, par value $0.001 per share, of which no shares are issued and outstanding.

                  (b) Except as disclosed on Schedule 4.3, other than: (i) the shares reserved for issuance under the Company's stock option plans; and (ii) shares which may be issued pursuant to this Agreement and the Related Agreements, there are no outstanding options, warrants, rights (including conversion or preemptive rights and rights of first refusal), proxy or stockholder agreements, or arrangements or agreements of any kind for the purchase or acquisition from the Company of any of its securities. Except as disclosed on Schedule 4.3, neither the offer, issuance or sale of any of the Note or Warrant, or the issuance of any of the Note Shares or Warrant Shares, nor the consummation of any transaction contemplated hereby will result in a change in the price or number of any securities of the Company outstanding, under anti-dilution or other similar provisions contained in or affecting any such securities.

                  (c)  All issued and outstanding shares of the Company's Common
Stock: (i) have been duly authorized and validly issued and are fully paid and nonassessable; and (ii) were issued in compliance with all applicable state and federal laws concerning the issuance of securities.

                  (d) The rights, preferences, privileges and restrictions of the shares of the Common Stock are as stated in the Company's Certificate of Incorporation (the "Charter"). The Note Shares and Warrant Shares have been duly and validly reserved for issuance. When issued in compliance with the provisions of this Agreement and the Company's Charter and, as applicable, the Note and the Warrant, the Securities will be validly issued, fully paid and nonassessable, and will be free of any liens or encumbrances; provided, however, that the Securities may be subject to restrictions on transfer under state and/or federal securities laws as set forth herein or as otherwise required by such laws at the time a transfer is proposed.

                  4.4 Authorization; Binding Obligations. All corporate action on the part of the Company, its officers and directors necessary for the authorization of this Agreement and the Related Agreements, the performance of all obligations of the Company hereunder and under the Related Agreements at the Closing and, the authorization, sale, issuance and delivery of the Note and Warrant has been taken or will be taken prior to the Closing. This Agreement and the Related Agreements, when executed and delivered and to the extent it is a party thereto, will be valid and binding obligations of the Company enforceable in accordance with their terms, except:

                  (a)   as  limited  by   applicable   bankruptcy,   insolvency,
reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights; and

                  (b)   general   principles   of  equity  that   restrict   the
availability of equitable or legal remedies.

                  (c) The sale of the Note and the subsequent  conversion of the
Note into Note Shares are not and will not be subject to any preemptive rights or rights of first refusal that have not been properly waived or complied with. The issuance of the Warrant and the subsequent exercise of the Warrant for Warrant Shares are not and will not be subject to any preemptive rights or rights of first refusal that have not been properly waived or complied with.

                  4.5 Liabilities. The Company does not have any contingent liabilities, except current liabilities incurred in the ordinary course of business and liabilities disclosed in any Exchange Act Filings.

                  4.6 Agreements; Action. Except as set forth on Schedule 4.6 or as disclosed in any Exchange Act Filings:

                  (a) There are no agreements, understandings, instruments, contracts, judgments, orders, writs or decrees to which the Company is a party or to its knowledge by which it is bound which may involve: (i) obligations (contingent or otherwise) of, or payments to, the Company in excess of $50,000 (other than obligations of, or payments to, the Company arising from purchase or sale agreements entered into in the ordinary course of business); or (ii) the transfer or license of any patent, copyright, trade secret or other proprietary right to or from the Company (other than licenses arising in the ordinary course of business from the purchase of "off the shelf" or other standard products of the Company) ; or (iii) provisions restricting the development, manufacture or distribution of the Company's products or services; or (iv) indemnification by the Company in excess of $50,000 in the aggregate with respect to infringements of proprietary rights.

                  (b) Since September 30, 2003, the Company has not: (i) declared or paid any dividends, or authorized or made any distribution upon or with respect to any class or series of its capital stock; (ii) incurred any indebtedness for money borrowed or any other liabilities (other than ordinary course obligations) individually in excess of $50,000 or, in the case of indebtedness and/or liabilities individually less than $50,000, in excess of $100,000 in the aggregate; (iii) made any loans or advances to any person not in excess, individually or in the aggregate, of $100,000, other than advances made in the ordinary course of business for travel expenses or other legitimate business purpose; or (iv) sold, exchanged or otherwise disposed of of its assets or rights in excess of an aggregate consideration of $25,000, other than the sale of its inventory in the ordinary course of business.

                  (c) For the purposes of subsections (a) and (b) above, all indebtedness, liabilities, agreements, understandings, instruments, contracts and proposed transactions involving the same person or entity (including persons or entities the Company has reason to believe are affiliated therewith) shall be aggregated for the purpose of meeting the individual minimum dollar amounts of such subsections.

                  4.7  Obligations  to Related  Parties.  Except as set forth on
Schedule 4.7, there are no obligations of the Company to officers, directors, stockholders or employees of the Company other than:

                  (a) for payment of salary for services rendered and for bonus payments;

                  (b) reimbursement for reasonable expenses incurred on behalf of the Company;

                  (c) for other standard employee benefits made generally available to all employees (including stock option agreements outstanding under any stock option plan approved by the Board of Directors of the Company); and

                  (d) obligations listed in the Company's financial statements or disclosed in any of its Exchange Act Filings.

Except as described above or set forth on Schedule 4.7, none of the officers, directors of the Company or any members of their immediate families, are indebted to the Company, individually or in the aggregate, in excess of $50,000 or have any direct or indirect ownership interest in any firm or corporation with which the Company is affiliated or with which the Company has a business relationship, or any firm or corporation which competes with the Company, other than passive investments in publicly traded companies (representing less than one percent (1%) of such company) which may compete with the Company. Except as described above, no agreements, understandings or proposed transactions are contemplated between the Company and any officer, director, or any member of their immediate families directly or indirectly. Except as set forth on Schedule

4.7, the Company is not a guarantor or indemnitor of any indebtedness of any other person, firm or corporation.

                  4.8 Changes. Since September 30, 2003, except as disclosed in any Exchange Act Filing or in any Schedule to this Agreement or to any of the Related Agreements, there has not been:

                  (a) any change in the business, assets, liabilities, financial condition, properties or operations of the Company, which, individually or in the aggregate, has had or could reasonably be expected to have, a Material Adverse Effect;

                  (b) any resignation or termination of any officer or group of employees of the Company;

                  (c) any material change, except in the ordinary course of business, in the contingent obligations of the Company by way of guaranty, endorsement, indemnity, warranty or otherwise;

                  (d) any damage, destruction or loss, whether or not covered by insurance, which has had, or could reasonably be expected to have, individually or in the aggregate, a Material Adverse Effect;

                  (e) to the Company's knowledge, after due inquiry, any waiver by the Company of a valuable right or of a material debt owed to it;

                  (f) any direct or indirect material loans made by the Company to any stockholder, employee, officer or director of the Company, other than advances made in the ordinary course of business;

                  (g) any material change in any compensation arrangement or agreement with any employee, officer, director or stockholder;

                  (h) any declaration or payment of any dividend or other distribution of the assets of the Company;

                  (i)  to  the  Company's  knowledge,   any  labor  organization
activity related to the Company;

                  (j) any debt, obligation or liability incurred, assumed or guaranteed by the Company, except those for immaterial amounts and for current liabilities incurred in the ordinary course of business;

                  (k)  any  sale,   assignment   or  transfer  of  any  patents,
trademarks, copyrights, trade secrets or other intangible assets;

                  (l) any change in any material agreement to which the Company is a party or by which it is bound which, either individually or in the aggregate, has had, or could reasonably be expected to have, a Material Adverse Effect;

                  (m) any other event or condition of any character that, either individually or in the aggregate, has had, or could reasonably be expected to have, a Material Adverse Effect; or

                  (n) any arrangement or commitment by the Company to do any of the acts described in subsection (a) through (m) above.

                  4.9 Title to Properties and Assets; Liens, Etc. Except as set forth on Schedule 4.9, the Company has good and marketable title to its properties and assets, and good title to its leasehold estates, in each case subject to no mortgage, pledge, lien, lease, encumbrance or charge, other than:

                  (a) those resulting from taxes which have not yet become delinquent;

                  (b) minor liens and encumbrances which do not materially detract from the value of the property subject thereto or materially impair the operations of the Company; and

                  (c) those that have otherwise arisen in the ordinary course of business.

All facilities, machinery, equipment, fixtures, vehicles and other properties owned, leased or used by the Company are in good operating condition and repair (except for ordinary wear and tear) and are reasonably fit and usable for the purposes for which they are being used. Except as set forth on Schedule 4.9, the Company is in compliance with all material terms of each lease to which it is a party or is otherwise bound.

                  4.10 Intellectual Property.

                  (a) The Company owns or possesses sufficient legal rights to all patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes necessary for its business as now conducted and to the Company's knowledge as presently proposed to be conducted (the "Intellectual Property"), without any known infringement of the rights of others. There are no outstanding options, licenses or agreements of any kind relating to the foregoing proprietary rights, nor is the Company bound by or a party to any options, licenses or agreements of any kind with respect to the patents, trademarks, service marks, trade names, copyrights, trade secrets, licenses, information and other proprietary rights and processes of any other person or entity other than such licenses or agreements arising from the purchase of "off the shelf" or standard products of the Company.

                  (b) The Company has not received any communications alleging that the Company has violated any of the patents, trademarks, service marks, trade names, copyrights or trade secrets or other proprietary rights of any other person or entity, nor is the Company aware of any basis therefor.

                  (c) The Company does not believe it is or will be necessary to utilize any inventions, trade secrets or proprietary information of any of its employees made prior to their employment by the Company, except for inventions, trade secrets or proprietary information that have been rightfully assigned to the Company.

                  4.11 Compliance with Other Instruments. The Company is not in violation or default of (x) any term of its Charter or Bylaws, or (y) of any provision of any indebtedness, mortgage, indenture, contract, agreement or instrument to which it is party or by which it is bound or of any judgment, decree, order or writ, which violation or default, in the case of this clause
(y), has had, or could reasonably be expected to have, either individually or in the aggregate, a Material Adverse Effect. Other than as contemplated by this Agreement and the Related Agreements, the execution, delivery and performance of and compliance with this Agreement and the Related Agreements to which it is a party, and the issuance and sale of the Note by the Company and the other Securities by the Company each pursuant hereto and thereto, will not, with or without the passage of time or giving of notice, result in any such material violation, or be in conflict with or constitute a default under any such term or provision, or result in the creation of any mortgage, pledge, lien, encumbrance or charge upon any of the properties or assets of the Company or the suspension, revocation, impairment, forfeiture or nonrenewal of any permit, license, authorization or approval applicable to the Company, its business or operations or any of its assets or properties which has had, or could reasonably be expected to have, either individually or in the aggregate, a Material Adverse Effect.

                  4.12 Litigation. Except as set forth on Schedule 4.12 hereto, there is no action, suit, proceeding or investigation pending or, to the Company's knowledge, currently threatened against the Company that prevents the Company from entering into this Agreement or the Related Agreements, or from consummating the transactions contemplated hereby or thereby, or which has had, or could reasonably be expected to have, either individually or in the aggregate, a Material Adverse Effect or could result in any change in the current equity ownership of the Company, nor is the Company aware that there is any basis to assert any of the foregoing. The Company is not a party or subject to the provisions of any order, writ, injunction, judgment or decree of any court or government agency or instrumentality. There is no action, suit, proceeding or investigation by the Company currently pending or which the Company intends to initiate.

                  4.13 Tax Returns and Payments. The Company has timely filed all tax returns (federal, state and local) required to be filed by it. All taxes shown to be due and payable on such returns, any assessments imposed, and all other taxes due and payable by the Company on or before the Closing, have been paid or will be paid prior to the time they become delinquent. Except as set forth on Schedule 4.13, the Company has not been advised:

                  (a) that any of its returns, federal, state or other, have been or are being audited as of the date hereof; or

                  (b) of any deficiency in assessment or proposed judgment to its federal, state or other taxes.

The Company has no knowledge of any liability of any tax to be imposed upon its properties or assets as of the date of this Agreement that is not adequately provided for.

                  4.14 Employees. Except as set forth on Schedule 4.14, the Company has no collective bargaining agreements with any of its employees. There is no labor union organizing activity pending or, to the Company's knowledge, threatened with respect to the Company. Except as disclosed in the Exchange Act

Filings or on Schedule 4.14, the Company is not a party to or bound by any currently effective employment contract, deferred compensation arrangement, bonus plan, incentive plan, profit sharing plan, retirement agreement or other employee compensation plan or agreement. To the Company's knowledge, no employee of the Company, nor any consultant with whom the Company has contracted, is in violation of any term of any employment contract, proprietary information agreement or any other agreement relating to the right of any such individual to be employed by, or to contract with, the Company because of the nature of the business to be conducted by the Company; and to the Company's knowledge the continued employment by the Company of its present employees, and the performance of the Company's contracts with its independent contractors, will not result in any such violation. The Company is not aware that any of its employees is obligated under any contract (including licenses, covenants or commitments of any nature) or other agreement, or subject to any judgment, decree or order of any court or administrative agency, that would interfere with their duties to the Company. The Company has not received any notice alleging that any such violation has occurred. Except for employees who have a current effective employment agreement with the Company, except as set forth on Schedule
4.14 hereto, no employee of the Company has been granted the right to continued employment by the Company or to any material compensation following termination of employment with the Company . Except as set forth on Schedule 4.14, the Company is not aware that any officer, key employee or group of employees intends to terminate his, her or their employment with the Company, nor does the Company have a present intention to terminate the employment of any officer, key employee or group of employees.

                  4.15 Registration Rights and Voting Rights. Except as set forth on Schedule 4.15 and except as disclosed in Exchange Act Filings, the Company is presently not under any obligation, and has not granted any rights, to register any of the Company's presently outstanding securities or any of its securities that may hereafter be issued. Except as set forth on Schedule 4.15 and except as disclosed in Exchange Act Filings, to the Company's knowledge, no stockholder of the Company has entered into any agreement with respect to the voting of equity securities of the Company.

                  4.16 Compliance with Laws; Permits. The Company is not in violation of any applicable statute, rule, regulation, order or restriction of any domestic or foreign government or any instrumentality or agency thereof in respect of the conduct of its business or the ownership of its properties which has had, or could reasonably be expected to have, either individually or in the aggregate, a Material Adverse Effect. No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution and delivery of this Agreement or any Related Agreement and the issuance of any of the Securities, except such as has been duly and validly obtained or filed, or with respect to any filings that must be made after the Closing, as will be filed in a timely manner. The Company has all material franchises, permits, licenses and any similar authority necessary for the conduct of its business as now being conducted by it, the lack of which could, either individually or in the aggregate, reasonably be expected to have a Material Adverse Effect.

                  4.17 Environmental and Safety Laws. To the Company's knowledge after due and careful inquiry, the Company is not in violation of any applicable statute, law or regulation relating to the environment or occupational health and safety, and to its knowledge, no material expenditures are or will be required in order to comply with any such existing statute, law or regulation. Except as set forth on Schedule 4.17, no Hazardous Materials (as defined below) are used or have been used, stored, or disposed of by the Company or, to the Company's knowledge, by any other person or entity on any property owned, leased or used by the Company. For the purposes of the preceding sentence, "Hazardous Materials" shall mean:

                  (a) materials which are listed or otherwise defined as "hazardous" or "toxic" under any applicable local, state, federal and/or foreign laws and regulations that govern the existence and/or remedy of contamination on property, the protection of the environment from contamination, the control of hazardous wastes, or other activities involving hazardous substances, including building materials; or

                  (b) any petroleum products or nuclear materials.

                  4.18 Valid Offering. Assuming the accuracy of the representations and warranties of the Purchaser contained in this Agreement, the offer, sale and issuance of the Securities will be exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), and will have been registered or qualified (or are exempt from registration and qualification) under the registration, permit or qualification requirements of all applicable state securities laws.

                  4.19 Full Disclosure. The Company has provided the Purchaser with all information requested by the Purchaser in connection with its decision to purchase the Note and Warrant, including all information the Company believes is reasonably necessary to make such investment decision. Neither this Agreement, the Related Agreements nor the exhibits and schedules hereto and thereto nor any other document delivered by the Company to Purchaser or its attorneys or agents in connection herewith or therewith or with the transactions contemplated hereby or thereby, contain any untrue statement of a material fact nor omit to state a material fact necessary in order to make the statements contained herein or therein, in light of the circumstances in which they are made, not misleading. Any financial projections and other estimates provided to the Purchaser by the Company were based on the Company's experience in the industry and on assumptions of fact and opinion as to future events which the Company, at the date of the issuance of such projections or estimates, believed to be reasonable.

                  4.20 Insurance. The Company has general commercial, product liability, fire and casualty insurance policies with coverages which the Company believes are customary for companies similarly situated to the Company in the same or similar business.

                  4.21 SEC Reports. Except as set forth on Schedule 4.21, the Company has filed all proxy statements, reports and other documents required to be filed by it under the Securities Exchange Act 1934, as amended (the "Exchange Act"). The Company has furnished or made available to the Purchaser via the EDGAR System copies of: (i) its Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 ; and (ii) its Quarterly Reports on Form 10-QSB for the fiscal quarters ended December 31, 2003 and March 31, 2004 , and the Form 8-K filings which it has made during the fiscal year 2003 to date (collectively, the "SEC Reports"). Except as set forth on Schedule 4.21, each SEC Report was, at the time of its filing, in substantial compliance with the requirements of its respective form and none of the SEC Reports, nor the financial statements (and the notes thereto) included in the SEC Reports, as of their respective filing dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                  4.22 Trading. The Company's Common Stock is traded on the OTC Bulletin Board ("OTCBB") and satisfies all requirements for the continuation of such trading. The Company has not received any notice that its Common Stock will be ineligible to be traded on the OTCBB or that its Common Stock does not meet all requirements for such continued trading .

                  4.23 No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales of any security or solicited any offers to buy any security under circumstances that would cause the offering of the Securities pursuant to this Agreement or any Related Agreement to be integrated with prior offerings by the Company for purposes of the Securities Act which would prevent the Company from selling the Securities pursuant to Rule 506 under the Securities Act, or any applicable exchange-related stockholder approval provisions, nor will the Company or any of its affiliates or subsidiaries take any action or steps that would cause the offering of the Securities to be integrated with other offerings.

                  4.24 Stop Transfer. The Securities are restricted securities as of the date of this Agreement. The Company will not issue any stop transfer order or other order impeding the sale and delivery of any of the Securities, except as required by applicable state or federal securities laws.

                  4.25 Dilution. The Company specifically acknowledges that its obligation to issue the shares of Common Stock upon conversion of the Note and exercise of the Warrant is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company.

                  4.26 Patriot Act. The Company  certifies  that, to the best of
Company's knowledge, the Company has not been designated, and is not owned or controlled, by a "suspected terrorist" as defined in Executive Order 13224. The Company hereby acknowledges that the Purchaser seeks to comply with all applicable laws concerning money laundering and related activities. In furtherance of those efforts, the Company hereby represents, warrants and agrees that: (i) none of the cash or property that the Company will pay or will contribute to the Purchaser has been or shall be derived from, or related to, any activity that is deemed criminal under United States law; and (ii) no contribution or payment by the Company to the Purchaser, to the extent that they are within the Company's control shall cause the Purchaser to be in violation of the United States Bank Secrecy Act, the United States International Money
Laundering Control Act of 1986 or the United States International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001. The Company shall promptly notify the Purchaser if any of these representations ceases to be true and accurate regarding the Company. The Company agrees to provide the Purchaser any additional information regarding the Company that the Purchaser deems necessary or convenient to ensure compliance with all applicable laws concerning money laundering and similar activities. The Company understands and agrees that if at any time it is discovered that any of the foregoing representations are incorrect, or if otherwise required by applicable law or regulation related to money laundering similar activities, the Purchaser may undertake appropriate actions to ensure compliance with applicable law or regulation, including but not limited to segregation and/or redemption of the Purchaser's investment in the Company. The Company further understands that the Purchaser may release confidential information about the Company and, if applicable, any underlying beneficial owners, to proper authorities if the Purchaser, in its sole discretion, determines that it is in the best interests of the Purchaser in light of relevant rules and regulations under the laws set forth in subsection
(ii) above.

         5. Representations and Warranties of the Purchaser. The Purchaser hereby represents and warrants to the Company as follows (such representations and warranties do not lessen or obviate the representations and warranties of the Company set forth in this Agreement)

                  5.1 No Shorting. The Purchaser or any of its affiliates and investment partners has not, will not and will not cause any person or entity, directly or indirectly, to engage in "short sales" of the Company's Common Stock or any other hedging strategies utilizing the Company's Common Stock as long as the Note shall be outstanding.

                  5.2 Requisite Power and Authority. The Purchaser has all necessary power and authority under all applicable provisions of law to execute and deliver this Agreement and the Related Agreements and to carry out their provisions. All corporate action on Purchaser's part required for the lawful execution and delivery of this Agreement and the Related Agreements have been or will be effectively taken prior to the Closing. Upon their execution and delivery, this Agreement and the Related Agreements will be valid and binding obligations of Purchaser, enforceable in accordance with their terms, except:

                  (a)   as  limited  by   applicable   bankruptcy,   insolvency,
reorganization, moratorium or other laws of general application affecting enforcement of creditors' rights; and

                  (b) as limited by general principles of equity that restrict the availability of equitable and legal remedies.

                  5.3 Investment Representations. Purchaser understands that the Securities are being offered and sold pursuant to an exemption from registration contained in the Securities Act based in part upon Purchaser's representations contained in the Agreement, including, without limitation, that the Purchaser is an "accredited investor" within the meaning of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"). The Purchaser confirms that it has received or has had full access to all the information it considers necessary or appropriate to make an informed investment decision with respect to the Note and the Warrant to be purchased by it under this Agreement and the Note Shares and the Warrant Shares acquired by it upon the conversion of the Note and the exercise of the Warrant, respectively. The Purchaser further confirms that it has had an opportunity to ask questions and receive answers from the Company regarding the Company's business, management and financial affairs and the terms and conditions of the Offering, the Note, the Warrant and the Securities and to obtain additional information (to the extent the Company possessed such information or could acquire it without unreasonable effort or expense) necessary to verify any information furnished to the Purchaser or to which the Purchaser had access.

                  5.4 Purchaser Bears Economic Risk. The Purchaser has substantial experience in evaluating and investing in private placement transactions of securities in companies similar to the Company so that it is capable of evaluating the merits and risks of its investment in the Company and has the capacity to protect its own interests. The Purchaser must bear the economic risk of this investment until the Securities are sold pursuant to: (i) an effective registration statement under the Securities Act; or (ii) an exemption from registration is available with respect to such sale.

                  5.5 Acquisition for Own Account. The Purchaser is acquiring the Note and Warrant and the Note Shares and the Warrant Shares for the Purchaser's own account for investment only, and not as a nominee or agent and not with a view towards or for resale in connection with their distribution.

                  5.6 Purchaser Can Protect Its Interest. The Purchaser represents that by reason of its, or of its management's, business and financial experience, the Purchaser has the capacity to evaluate the merits and risks of its investment in the Note, the Warrant and the Securities and to protect its own interests in connection with the transactions contemplated in this Agreement, and the Related Agreements. Further, the Purchaser is aware of no publication of any advertisement in connection with the transactions contemplated in the Agreement or the Related Agreements.

                  5.7 Accredited Investor. Purchaser represents that it is an accredited investor within the meaning of Regulation D under the Securities Act.

                  5.8 Legends.

                  (a)   The Note shall bear substantially the following legend:

                  "THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE, STATE SECURITIES LAWS. THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR
                  HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS NOTE OR SUCH SHARES UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL
                  REASONABLY SATISFACTORY TO MITEK SYSTEMS, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

                  (b) The Note Shares and the Warrant Shares, if not issued by DWAC system (as hereinafter defined), shall bear a legend which shall be in substantially the following:

                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE, STATE SECURITIES LAWS. THESE SHARES MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT UNDER SUCH SECURITIES ACT AND APPLICABLE STATE LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO MITEK SYSTEMS, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

                  (c) The Warrant shall bear substantially the following legend:

                  "THIS WARRANT AND THE COMMON SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY APPLICABLE STATE SECURITIES LAWS. THIS WARRANT AND THE COMMON SHARES ISSUABLE UPON EXERCISE OF THIS WARRANT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION
                  STATEMENT AS TO THIS WARRANT OR THE UNDERLYING SHARES OF COMMON STOCK UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO MITEK SYSTEMS, INC. THAT SUCH REGISTRATION IS NOT REQUIRED."

         6. Covenants of the Company. The Company covenants and agrees with the Purchaser as follows:

                  6.1 Stop-Orders. The Company will advise the Purchaser, promptly after it receives notice of issuance by the Securities and Exchange Commission (the "SEC"), any state securities commission or any other regulatory authority of any stop order or of any order preventing or suspending any offering of any securities of the Company, or of the suspension of the qualification of the Common Stock of the Company for offering or sale in any jurisdiction, or the initiation of any proceeding for any such purpose.

                  6.2 Trading. The Company shall promptly secure the trading of the shares of Common Stock issuable upon conversion of the Note and upon the exercise of the Warrant on the OTCBB (the "Principal Market") as required by the Registration Rights Agreement and shall maintain such trading eligibility so long as any other shares of Common Stock shall be so traded . The Company will maintain the trading of its Common Stock on the Principal Market, and will comply in all material respects with the Company's reporting, filing and other obligations under the bylaws or rules of the National Association of Securities Dealers ("NASD") and such exchanges, as applicable.

                  6.3 Market Regulations. The Company shall notify the SEC, NASD and applicable state authorities, in accordance with their requirements, of the transactions contemplated by this Agreement, and shall take all other necessary action and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Securities to the Purchaser and promptly provide copies thereof to the Purchaser.

                  6.4 Reporting Requirements. The Company will timely file with the SEC all reports required to be filed pursuant to the Exchange Act and refrain from terminating its status as an issuer required by the Exchange Act to file reports thereunder even if the Exchange Act or the rules or regulations thereunder would permit such termination.

                  6.5 Use of Funds. The Company agrees that it will use the proceeds of the sale of the Note and Warrant for general working capital purposes only.

                  6.6 Access to Facilities. The Company will permit any representatives designated by the Purchaser (or any successor of the Purchaser), upon reasonable notice and during normal business hours, at such person's expense and accompanied by a representative of the Company, to:

                  (a) visit and inspect any of the properties of the Company;

                  (b) examine the corporate and financial records of the Company (unless such examination is not permitted by federal, state or local law or by contract) and make copies thereof or extracts therefrom; and

                  (c) discuss the affairs, finances and accounts of the Company with the directors, officers and independent accountants of the Company.

Notwithstanding the foregoing, the Company will not provide any material, non-public information to the Purchaser unless the Purchaser signs a confidentiality agreement and otherwise complies with Regulation FD, under the federal securities laws.

                  6.7 Taxes. The Company will promptly pay and discharge, or cause to be paid and discharged, when due and payable, all lawful taxes, assessments and governmental charges or levies imposed upon the income, profits, property or business of the Company; provided, however, that any such tax, assessment, charge or levy need not be paid if the validity thereof shall currently be contested in good faith by appropriate proceedings and if the Company shall have set aside on its books adequate reserves with respect thereto, and provided, further, that the Company will pay all such taxes, assessments, charges or levies forthwith upon the commencement of proceedings to foreclose any lien which may have attached as security therefor.

                  6.8 Insurance. The Company will keep its assets which are of an insurable character insured by financially sound and reputable insurers against loss or damage by fire, explosion and other risks customarily insured against by companies in similar business similarly situated as the Company; and the Company will maintain, with financially sound and reputable insurers, insurance against other hazards and risks and liability to persons and property to the extent and in the manner which the Company reasonably believes is customary for companies in similar business similarly situated as the Company and to the extent available on commercially reasonable terms. The Company and each of its Subsidiaries will jointly and severally bear the full risk of loss from any loss of any nature whatsoever with respect to the assets pledged to the Purchaser as security for its obligations hereunder and under the Related Agreements. At the Company's own cost and expense in amounts and with carriers reasonably acceptable to Purchaser, the Company and each of the Subsidiaries shall (i) keep all its insurable properties and properties in which it has an interest insured against the hazards of fire, flood, sprinkler leakage, those hazards covered by extended coverage insurance and such other hazards, and for such amounts, as is customary in the case of companies engaged in businesses similar to the Company's or the respective Subsidiary's including business interruption insurance; (ii) maintain a bond in such amounts as is customary in the case of companies engaged in businesses similar to the Company's or the Subsidiary's insuring against larceny, embezzlement or other criminal misappropriation of insured's officers and employees who may either singly or jointly with others at any time have access to the assets or funds of the Company either directly or through governmental authority to draw upon such funds or to direct generally the disposition of such assets; (iii) maintain public and product liability insurance against claims for personal injury, death or property damage suffered by others; (iv) maintain all such worker's compensation or similar insurance as may be required under the laws of any state or jurisdiction in which the Company or the Subsidiary is engaged in business; and (v) furnish Purchaser with (x) copies of all policies and evidence of the maintenance of such policies at least thirty (30) days before any expiration date, (y) excepting the Company's workers' compensation policy, endorsements to such policies naming Purchaser as "co-insured" or "additional insured" and appropriate loss payable endorsements in form and substance satisfactory to Purchaser, naming Purchaser as loss payee, and (z) evidence that as to Purchaser the insurance coverage shall not be impaired or invalidated by any act or neglect of the Company or any Subsidiary and the insurer will provide Purchaser with at least thirty (30) days notice prior to cancellation. The Company and each Subsidiary shall instruct the insurance carriers that in the event of any loss thereunder, the carriers shall make payment for such loss to the Company and/or the Subsidiary and Purchaser jointly. In the event that as of the date of receipt of each loss recovery upon any such insurance, the Purchaser has not declared an event of default with respect to this Agreement or any of the Related Agreements, then the Company shall be permitted to direct the application of such loss recovery proceeds toward investment in property, plant and equipment that would comprise "Collateral" secured by Purchaser's security interest pursuant to its security agreement, with any surplus funds to be applied toward payment of the obligations of the Company to Purchaser. In the event that Purchaser has properly declared an event of default with respect to this Agreement or any of the Related Agreements, then all loss recoveries received by Purchaser upon any such insurance thereafter may be applied to the obligations of the Company hereunder and under the Related Agreements, in such order as the Purchaser may determine. Any surplus (following satisfaction of all Company obligations to Purchaser) shall be paid by Purchaser to the Company or applied as may be otherwise required by law. Any deficiency thereon shall be paid by the Company or the Subsidiary, as applicable, to Purchaser, on demand.

                  6.9 Intellectual Property. The Company shall maintain in full force and effect its corporate existence, rights and franchises and all licenses and other rights to use Intellectual Property owned or possessed by it and reasonably deemed to be necessary to the conduct of its business.

                  6.10 Properties. The Company will keep its properties in good repair, working order and condition, reasonable wear and tear excepted, and from time to time make all needful and proper repairs, renewals, replacements, additions and improvements thereto; and the Company will at all times comply with each provision of all leases to which it is a party or under which it occupies property if the breach of such provision could reasonably be expected to have a Material Adverse Effect.

                  6.11 Confidentiality. The Company agrees that it will not disclose, including without limitation, in any public announcement, the name of the Purchaser, unless expressly agreed to by the Purchaser or unless and until such disclosure (i) is required by law or applicable regulation, and then only to the extent of such requirement or (ii) the Purchaser has previously agreed to the language of the proposed disclosure. Purchaser acknowledges that promptly following Closing, the Company will issue a press release, the text of which shall have been approved by Purchaser, and will file with the SEC a Form 8-K Current Report with respect to this Agreement, the Related Agreements and the transactions contemplated hereunder and thereunder, and the Purchaser shall cooperate with the Company in connection with such required disclosure.

                  6.12 Required Approvals. For so long as twenty-five percent (25%) of the principal amount of the Note is outstanding, the Company, without the prior written consent of the Purchaser, shall not:

                  (a) directly or indirectly declare or pay any dividends;

                  (b) liquidate, dissolve or effect a material reorganization (it being understood that in no event shall the Company dissolve, liquidate or merge with any other person or entity (unless the Company is the surviving entity);

                  (c) become subject to (including, without limitation, by way of amendment to or modification of) any agreement or instrument which by its terms would (under any circumstances) restrict the Company's right to perform the provisions of this Agreement or any of the agreements contemplated thereby;

                  (d) materially alter or change the scope of the business of the Company;

                  (e) create, incur, assume or suffer to exist any indebtedness (exclusive of trade debt and debt incurred to finance the purchase of equipment (not in excess of five percent (5%) per annum of the fair market value of the Company's assets) whether secured or unsecured other than (x) the Company's indebtedness to Laurus, (y) indebtedness set forth on Schedule 6.12(e) attached hereto and made a part hereof and any refinancings or replacements thereof on terms no less favorable to the Purchaser than the debt being refinanced or replaced, and (z) any indebtedness incurred in connection with the purchase of assets in the ordinary course of business, and any refinancings or replacements thereof on terms no less favorable to the Purchaser than the indebtedness being refinanced or replaced; (ii) cancel any indebtedness owing to it in excess of $50,000 in the aggregate during any 12 month period; (iii) assume, guarantee, endorse or otherwise become directly or contingently liable in connection with any obligations of any other Person, except the endorsement of negotiable instruments by the Company for deposit or collection or similar transactions in the ordinary course of business; and

                  (f) make investments in, make any loans or advances to, or transfer assets to, any of its Subsidiaries, other than any immaterial investments, loans, advances and/or asset transfers made in the ordinary course of business.

                  6.13 Reissuance of Securities. The Company agrees to reissue certificates representing the Securities without the legends set forth in
Section 5.8 above at such time as:

                  (a) the holder thereof is permitted to dispose of such Securities pursuant to Rule 144(k) under the Securities Act; or

                  (b) upon resale subject to an effective registration statement after such Securities are registered under the Securities Act.

The Company agrees to cooperate with the Purchaser in connection with all resales pursuant to Rule 144(d) and Rule 144(k) and provide legal opinions necessary to allow such resales provided the Company and its counsel receive reasonably requested representations from the selling Purchaser and broker, if any.

                  6.14 Opinion. On the Closing Date, the Company will deliver to the Purchaser an opinion reasonably acceptable to the Purchaser from the Company's legal counsel in substantially the form in Exhibit C hereto. The Company will provide, at the Company's expense, such other legal opinions in the future as are reasonably necessary for the conversion of the Note and exercise of the Warrant.

                  6.15 Margin Stock. The Company will not permit any of the proceeds of the Note or the Warrant to be used directly or indirectly to "purchase" or "carry" "margin stock" or to repay indebtedness incurred to "purchase" or "carry" "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect.

                  6.16 Lockbox Arrangement for Company Accounts. On or prior to the Closing Date, (i) Company shall cause, and provide evidence to Purchaser that it has caused, any and all of its account debtors with respect to any of its Accounts (as defined in the Uniform Commercial Code as in effect on the date hereof in the State of New York (the "UCC")) to remit their payments to a lockbox account maintained at Commerce Bank (the "Lockbox Account") and (ii) the Company shall enter into, and cause Commerce Bank to enter into, a control agreement with the Purchaser, which control agreement (x) shall grant to Purchaser a first priority security interest in the Lockbox Account and any other deposit account related thereto and be, to the satisfaction of Purchaser, sufficient to perfect such security interest pursuant to the UCC, and (y) shall be in form and substance otherwise satisfactory to the Purchaser and Commerce Bank. The Purchaser hereby agrees to terminate its security interests in the Lockbox Account upon the earlier to occur of the date upon which (A) the sum of $1,000,000 aggregate outstanding principal remains on the Note and (B) June 11, 2006.

                  6.17 Stock Pledge. No later than sixty (60) days following the date hereof, the Company shall take all actions necessary and adviseable to grant to Purchaser a perfected pledge and security interest (or its equivalent) in of all of the equity interests of Mitek Systems, Ltd. owned by the Company, such pledge and security interest being granted to secure the obligations of the Company set forth in this Agreement and the Related Agreements, in each case pursuant to documentation governed by the jurisdiction of organization of Mitek Systems Ltd. (the "Stock Pledge Documentation"). The Company shall reimburse the Purchaser for any and all reasonable legal fees and other expenses incurred by the Purchaser in connection with the preparation, execution, negotiation and delivery of the Stock Pledge Documentation.

         7. Covenants of the Purchaser. The Purchaser covenants and agrees with the Company as follows:

                  7.1 Confidentiality. The Purchaser agrees that it will not disclose, and will not include in any public announcement, the name of the Company, unless expressly agreed to by the Company or unless and until such disclosure is required by law or applicable regulation, and then only to the extent of such requirement.

                  7.2 Non-Public Information. The Purchaser agrees not to effect any sales in the shares of the Company's Common Stock while in possession of material, non-public information regarding the Company if such sales would violate applicable securities law.

         8. Covenants of the Company and Purchaser Regarding Indemnification.

                  8.1 Company Indemnification. The Company agrees to indemnify, hold harmless, reimburse and defend Purchaser, each of Purchaser's officers, directors, agents, affiliates, control persons, and principal shareholders, against any claim, cost, expense, liability, obligation, loss or damage (including reasonable legal fees) of any nature, incurred by or imposed upon the Purchaser which results, arises out of or is based upon: (i) any misrepresentation by Company or breach of any warranty by Company in this Agreement, any Related Agreement or in any exhibits or schedules attached hereto or thereto; or (ii) any breach or default in performance by Company of any covenant or undertaking to be performed by Company hereunder, or any other agreement entered into by the Company and Purchaser relating hereto.

                  8.2 Purchaser's Indemnification. Purchaser agrees to indemnify, hold harmless, reimburse and defend the Company and each of the Company's officers, directors, agents, affiliates, control persons and principal shareholders, at all times against any claim, cost, expense, liability, obligation, loss or damage (including reasonable legal fees) of any nature, incurred by or imposed upon the Company which results, arises out of or is based upon: (i) any misrepresentation by Purchaser or breach of any warranty by Purchaser in this Agreement or in any exhibits or schedules attached hereto or any Related Agreement; or (ii) any breach or default in performance by Purchaser of any covenant or undertaking to be performed by Purchaser hereunder, or any other agreement entered into by the Company and Purchaser relating hereto.

         9. Conversion of Convertible Note.

                  9.1 Mechanics of Conversion.

                  (a) Provided the Purchaser has notified the Company of the Purchaser's intention to sell the Note Shares and the Note Shares are included in an effective registration statement or are otherwise exempt from registration when sold: (i) Upon the conversion of the Note or part thereof, the Company shall, at its own cost and expense, take all necessary action (including the issuance of an opinion of counsel reasonably acceptable to the Purchaser following a request by the Purchaser) to assure that the Company's transfer agent shall issue shares of the Company's Common Stock in the name of the Purchaser (or its nominee in compliance with applicable securities law) or such other persons as designated by the Purchaser in accordance with Section 9.1(b) hereof and in such denominations to be specified representing the number of Note Shares issuable upon such conversion; and (ii) The Company warrants that no instructions other than these instructions have been or will be given to the transfer agent of the Company's Common Stock and that after the Effectiveness Date (as defined in the Registration Rights Agreement) the Note Shares issued will be transferable subject to the prospectus delivery requirements of the Securities Act and the provisions of this Agreement.

                  (b) Purchaser will give notice of its decision to exercise its right to convert the Note or part thereof by telecopying or otherwise delivering an executed and completed notice of the number of shares to be converted to the Company (the "Notice of Conversion"). The Purchaser will not be required to surrender the Note until the Purchaser receives a credit to the account of the Purchaser's prime broker through the DWAC system (as defined below), representing the Note Shares or until the Note has been fully satisfied. Each date on which a Notice of Conversion is telecopied or delivered to the Company in accordance with the provisions hereof shall be deemed a "Conversion Date." Pursuant to the terms of the Notice of Conversion, the Company will issue instructions to the transfer agent accompanied by an opinion of counsel within one (1) business day of the date of the delivery to the Company of the Notice of Conversion and shall cause the transfer agent to transmit the certificates representing the Conversion Shares to the Holder by crediting the account of the Purchaser's prime broker with the Depository Trust Company ("DTC") through its Deposit Withdrawal Agent Commission ("DWAC") system within three (3) business days after receipt by the Company of the Notice of Conversion (the "Delivery Date").

                  (c) The Company understands that a delay in the delivery of the Note Shares in the form required pursuant to Section 9 hereof beyond the Delivery Date could result in economic loss to the Purchaser. In the event that the Company fails to direct its transfer agent to deliver the Note Shares to the Purchaser via the DWAC system within the time frame set forth in Section 9.1(b) above and the Note Shares are not delivered to the Purchaser by the Delivery Date, as compensation to the Purchaser for such loss, the Company agrees to pay late payments to the Purchaser for late issuance of the Note Shares in the form required pursuant to Section 9 hereof upon conversion of the Note in the amount equal to the greater of: (i) $500 per business day after the Delivery Date; or
(ii) the Purchaser's actual damages from such delayed delivery. Notwithstanding the foregoing, the Company will not owe the Purchaser any late payments if the delay in the delivery of the Note Shares beyond the Delivery Date is solely out of the control of the Company and the Company is actively trying to cure the cause of the delay. The Company shall pay any payments incurred under this
Section in immediately available funds upon demand and, in the case of actual damages, accompanied by reasonable documentation of the amount of such damages. Such documentation shall show the number of shares of Common Stock the Purchaser is forced to purchase (in an open market transaction) which the Purchaser anticipated receiving upon such conversion, and shall be calculated as the amount by which (A) the Purchaser's total purchase price (including customary brokerage commissions, if any) for the shares of Common Stock so purchased exceeds (B) the aggregate principal and/or interest amount of the Note, for which such Conversion Notice was not timely honored.

Nothing contained herein or in any document referred to herein or delivered in connection herewith shall be deemed to establish or require the payment of a rate of interest or other charges in excess of the maximum permitted by applicable law. In the event that the rate of interest or dividends required to be paid or other charges hereunder exceed the maximum amount permitted by such law, any payments in excess of such maximum shall be credited against amounts owed by the Company to a Purchaser and thus refunded to the Company.

         10. Registration Rights.

                  10.1 Registration Rights Granted. The Company hereby grants registration rights to the Purchaser pursuant to a Registration Rights Agreement dated as of even date herewith between the Company and the Purchaser.

                  10.2 Offering Restrictions. Except as previously disclosed in the SEC Reports or in the Exchange Act Filings, or stock or stock options granted to employees or directors of the Company (these exceptions hereinafter referred to as the "Excepted Issuances"), the Company will not issue any securities with a continuously variable/floating conversion feature which are or could be (by conversion or registration) free-trading securities (i.e. common stock subject to a registration statement) prior to the full repayment or conversion of the Note (together with all accrued and unpaid interest and fees related thereto (the "Exclusion Period").

         11. Miscellaneous.

                  11.1 Governing Law. THIS AGREEMENT AND EACH RELATED AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAWS. ANY ACTION BROUGHT BY EITHER PARTY AGAINST THE OTHER CONCERNING THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT AND EACH RELATED AGREEMENT SHALL BE BROUGHT ONLY IN THE STATE COURTS OF NEW YORK OR IN THE FEDERAL COURTS LOCATED IN THE STATE OF NEW YORK. BOTH PARTIES AND THE INDIVIDUALS EXECUTING THIS AGREEMENT AND THE RELATED AGREEMENTS ON BEHALF OF THE COMPANY AGREE TO SUBMIT TO THE JURISDICTION OF SUCH COURTS AND WAIVE TRIAL BY JURY. IN THE EVENT THAT ANY PROVISION OF THIS AGREEMENT OR ANY RELATED AGREEMENT DELIVERED IN CONNECTION HEREWITH IS INVALID OR UNENFORCEABLE UNDER ANY APPLICABLE STATUTE OR RULE OF LAW, THEN SUCH PROVISION SHALL BE DEEMED INOPERATIVE TO THE EXTENT THAT IT MAY CONFLICT THEREWITH AND SHALL BE DEEMED MODIFIED TO CONFORM WITH SUCH STATUTE OR RULE OF LAW. ANY SUCH PROVISION WHICH MAY PROVE INVALID OR UNENFORCEABLE UNDER ANY LAW SHALL NOT AFFECT THE VALIDITY OR ENFORCEABILITY OF ANY OTHER PROVISION OF THIS AGREEMENT OR ANY RELATED AGREEMENT.

                  11.2 Survival. The representations, warranties, covenants and agreements made herein shall survive any investigation made by the Purchaser and the closing of the transactions contemplated hereby to the extent provided therein. All statements as to factual matters contained in any certificate or other instrument delivered by or on behalf of the Company pursuant hereto in connection with the transactions contemplated hereby shall be deemed to be representations and warranties by the Company hereunder solely as of the date of such certificate or instrument.

                  11.3 Successors. Except as otherwise expressly provided herein, the provisions hereof shall inure to the benefit of, and be binding upon, the successors, heirs, executors and administrators of the parties hereto and shall inure to the benefit of and be enforceable by each person who shall be a holder of the Securities from time to time, other than the holders of Common Stock which has been sold by the Purchaser pursuant to Rule 144 or an effective registration statement. Purchaser may not assign its rights hereunder to a competitor of the Company.

11.4 Entire Agreement60. . This Agreement, the Related Agreements, the exhibits and schedules hereto and thereto and the other documents delivered pursuant hereto constitute the full and entire understanding and agreement between the parties with regard to the subjects hereof and no party shall be liable or bound to any other in any manner by any representations, warranties, covenants and agreements except as specifically set forth herein and therein.

11.5 Severability61. . In case any provision of the Agreement shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

                  11.6 Amendment and Waiver.

                  (a) This Agreement may be amended or modified only upon the written consent of the Company and the Purchaser.

                  (b) The obligations of the Company and the rights of the Purchaser under this Agreement may be waived only with the written consent of the Purchaser.

                  (c) The obligations of the Purchaser and the rights of the Company under this Agreement may be waived only with the written consent of the Company.

                  11.7 Delays or Omissions. It is agreed that no delay or omission to exercise any right, power or remedy accruing to any party, upon any breach, default or noncompliance by another party under this Agreement or the Related Agreements, shall impair any such right, power or remedy, nor shall it be construed to be a waiver of any such breach, default or noncompliance, or any acquiescence therein, or of or in any similar breach, default or noncompliance thereafter occurring. All remedies, either under this Agreement, or the Related Agreements, by law or otherwise afforded to any party, shall be cumulative and not alternative.

                  11.8 Notices. All notices required or permitted hereunder shall be in writing and shall be deemed effectively given:

                  (a) upon personal delivery to the party to be notified;

                  (b) when sent by confirmed facsimile if sent during normal business hours of the recipient, if not, then on the next business day;

                  (c) three (3) business days after having been sent by registered or certified mail, return receipt requested, postage prepaid; or

                  (d) one (1) day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt.

All communications shall be sent as follows:

       If to the Company, to:       Mitek Systems, Inc.
                                    14145 Danielson Street
                                    Suite B
                                    Poway, California 92064

                                    Attention: Chief Financial Officer
                                    Facsimile: 858-513-4622

                                    With a copy to:

                                    Luce Forward Hamilton & Scripps LLP
                                    600 West Broadway, Suite 2600
                                    San Diego, California    92101

                                    Attention: P. Blake Allen, Esq.
                                    Facsimile: 619-645-5357

       If to the Purchaser, to:     Laurus Master Fund, Ltd.
                                    c/o Ironshore Corporate Services ltd.
                                    P.O. Box 1234 G.T.
                                    Queensgate House, South Church Street
                                    Grand Cayman, Cayman Islands
                                    Facsimile: 345-949-9877

                                    With a copy to:

                                    John E. Tucker, Esq.
                                    825 Third Avenue 14th Floor
                                    New York, New York 10022
                                    Facsimile: 212-541-4434

or at such other address as the Company or the Purchaser may designate by written notice to the other parties hereto given in accordance herewith.

                  11.9 Attorneys' Fees. In the event that any suit or action is instituted to enforce any provision in this Agreement, the prevailing party in such dispute shall be entitled to recover from the losing party all fees, costs and expenses of enforcing any right of such prevailing party under or with respect to this Agreement, including, without limitation, such reasonable fees and expenses of attorneys and accountants, which shall include, without limitation, all fees, costs and expenses of appeals.

                  11.10 Titles and Subtitles. The titles of the sections and subsections of the Agreement are for convenience of reference only and are not to be considered in construing this Agreement.

                  11.11 Facsimile Signatures; Counterparts. This Agreement may be executed by facsimile signatures and in any number of counterparts, each of which shall be an original, but all of which together shall constitute one instrument.

                  11.12 Broker's Fees. Except as set forth on Schedule 11.12 hereof, Each party hereto represents and warrants that no agent, broker, investment banker, person or firm acting on behalf of or under the authority of such party hereto is or will be entitled to any broker's or finder's fee or any other commission directly or indirectly in connection with the transactions contemplated herein. Each party hereto further agrees to indemnify each other party for any claims, losses or expenses incurred by such other party as a result of the representation in this Section 11.12 being untrue.

                  11.13 Construction. Each party acknowledges that its legal counsel participated in the preparation of this Agreement and the Related Agreements and, therefore, stipulates that the rule of construction that ambiguities are to be resolved against the drafting party shall not be applied in the interpretation of this Agreement to favor any party against the other.

            [THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the parties hereto have executed the SECURITIES PURCHASE AGREEMENT as of the date set forth in the first paragraph hereof.

COMPANY:                                   PURCHASER:

MITEK SYSTEMS, INC.                        LAURUS MASTER FUND, LTD.


By:                                        By:
   ----------------------------------         ----------------------------------
Name:                                      Name:
     --------------------------------           --------------------------------
Title:                                     Title:
      -------------------------------            -------------------------------

           THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS WARRANT AND THE COMMON STOCK ISSUABLE UPON EXERCISE OF THIS WARRANT MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS WARRANT UNDER SAID ACT AND ANY APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO MITEK SYSTEMS, INC. THAT SUCH REGISTRATION IS NOT REQUIRED.

            Right to Purchase up to 860,000 Shares of Common Stock of
                               Mitek Systems, Inc.
                              --------------------
                   (subject to adjustment as provided herein)

                          COMMON STOCK PURCHASE WARRANT

No.  _________________                                 Issue Date: June 11, 2004

         MITEK SYSTEMS, INC., a corporation organized under the laws of the State of Delaware hereby certifies that, for value received, LAURUS MASTER FUND, LTD., or assigns (the "Holder"), is entitled, subject to the terms set forth below, to purchase from the Company (as defined herein) from and after the Issue Date of this Warrant and at any time or from time to time before 5:00 p.m., New York time, through the close of business June 11, 2011 (the "Expiration Date"), up to 860,000 fully paid and nonassessable shares of Common Stock (as hereinafter defined), $0.001 par value per share, at the applicable Exercise Price per share (as defined below). The number and character of such shares of Common Stock and the applicable Exercise Price per share are subject to adjustment as provided herein.

         As used herein the following terms, unless the context otherwise requires, have the following respective meanings:

                  (a) The term "Company" shall include Mitek Systems, Inc. and any corporation which shall succeed, or assume the obligations of, Mitek Systems, Inc. hereunder.

                  (b) The term "Common Stock" includes (i) the Company's common stock, par value $0.001 per share; and (ii) any other securities into which or for which any of the securities described in (a) may be converted or exchanged pursuant to a plan of recapitalization, reorganization, merger, sale of assets or otherwise.

                  (c) The term "Other Securities" refers to any stock (other than Common Stock) and other securities of the Company or any other person (corporate or otherwise) which the holder of the Warrant at any time shall be entitled to receive, or shall have received, on the exercise of the Warrant, in lieu of or in addition to Common Stock, or which at any time shall be issuable or shall have been issued in exchange for or in replacement of Common Stock or Other Securities pursuant to Section 4 or otherwise.

                  (d) The "Exercise Price" applicable under this Warrant shall be as follows:

                           (i) a price of $0.79  for the  first  230,000  shares
                  acquired hereunder;

                           (ii) a price of $0.85  for the  next  230,000  shares
                  acquired hereunder; and

                           (iii) a price  of  $0.92  for any  additional  shares
                  acquired hereunder.

         Exercise of Warrant.

                  Number of Shares Issuable upon Exercise. From and after the date hereof through and including the Expiration Date, the Holder shall be entitled to receive, upon exercise of this Warrant in whole or in part, by delivery of an original or fax copy of an exercise notice in the form attached hereto as Exhibit A (the "Exercise Notice"), shares of Common Stock of the Company, subject to adjustment pursuant to Section 4.

                  Fair Market Value. For purposes hereof, the "Fair Market Value" of a share of Common Stock as of a particular date (the "Determination Date") shall mean:

                  IF THE COMPANY'S COMMON STOCK IS TRADED ON THE AMERICAN STOCK EXCHANGE OR ANOTHER NATIONAL EXCHANGE OR IS QUOTED ON THE NATIONAL OR SMALLCAP MARKET OF THE NASDAQ STOCK MARKET, INC.("NASDAQ"), THEN THE CLOSING OR LAST SALE PRICE, RESPECTIVELY, REPORTED FOR THE LAST BUSINESS DAY IMMEDIATELY PRECEDING THE DETERMINATION DATE.

                  IF THE COMPANY'S COMMON STOCK IS NOT TRADED ON THE AMERICAN STOCK EXCHANGE OR ANOTHER NATIONAL EXCHANGE OR ON THE NASDAQ BUT IS TRADED ON THE NASD OTC BULLETIN BOARD, THEN THE MEAN OF THE AVERAGE OF THE CLOSING BID AND ASKED PRICES REPORTED FOR THE LAST BUSINESS DAY IMMEDIATELY PRECEDING THE DETERMINATION DATE.

                  EXCEPT AS PROVIDED IN CLAUSE (D) BELOW, IF THE COMPANY'S COMMON STOCK IS NOT PUBLICLY TRADED, THEN AS THE HOLDER AND THE COMPANY AGREE OR IN THE ABSENCE OF AGREEMENT BY ARBITRATION IN ACCORDANCE WITH THE RULES THEN IN EFFECT OF THE AMERICAN ARBITRATION ASSOCIATION, BEFORE A SINGLE ARBITRATOR TO BE CHOSEN FROM A PANEL OF PERSONS
         QUALIFIED  BY  EDUCATION  AND  TRAINING  TO  PASS ON THE  MATTER  TO BE
         DECIDED.

                  IF THE DETERMINATION DATE IS THE DATE OF A LIQUIDATION, DISSOLUTION OR WINDING UP, OR ANY EVENT DEEMED TO BE A LIQUIDATION, DISSOLUTION OR WINDING UP PURSUANT TO THE COMPANY'S CHARTER, THEN ALL AMOUNTS TO BE PAYABLE PER SHARE TO HOLDERS OF THE COMMON STOCK PURSUANT TO THE CHARTER IN THE EVENT OF SUCH LIQUIDATION, DISSOLUTION OR WINDING UP, PLUS ALL OTHER AMOUNTS TO BE PAYABLE PER SHARE IN RESPECT OF THE COMMON STOCK IN LIQUIDATION UNDER THE CHARTER, ASSUMING FOR THE PURPOSES OF THIS CLAUSE (D) THAT ALL OF THE SHARES OF COMMON STOCK THEN ISSUABLE UPON EXERCISE OF THE WARRANT ARE OUTSTANDING AT THE DETERMINATION DATE.

                  Company Acknowledgment. The Company will, at the time of the exercise of the Warrant, upon the request of the holder hereof acknowledge in writing its continuing obligation to afford to such holder any rights to which such holder shall continue to be entitled after such exercise in accordance with the provisions of this Warrant. If the holder shall fail to make any such request, such failure shall not affect the continuing obligation of the Company to afford to such holder any such rights.

                  Trustee for Warrant Holders. In the event that a bank or trust company shall have been appointed as trustee for the holders of the Warrant pursuant to Subsection 3.2, such bank or trust company shall have all the powers and duties of a warrant agent (as hereinafter described) and shall accept, in its own name for the account of the Company or such successor person as may be entitled thereto, all amounts otherwise payable to the Company or such successor, as the case may be, on exercise of this Warrant pursuant to this
Section 1.

         Procedure for Exercise.

                  Delivery of Stock Certificates, Etc., on Exercise. The Company agrees that the shares of Common Stock purchased upon exercise of this Warrant shall be deemed to be issued to the Holder as the record owner of such shares as of the close of business on the date on which this Warrant shall have been surrendered and payment made for such shares in accordance herewith. As soon as practicable after the exercise of this Warrant in full or in part, and in any event within three (3) business days thereafter, the Company at its expense (including the payment by it of any applicable issue taxes) will cause to be issued in the name of and delivered to the Holder, or as such Holder (upon payment by such Holder of any applicable transfer taxes) may direct in compliance with applicable securities laws, a certificate or certificates for the number of duly and validly issued, fully paid and nonassessable shares of Common Stock (or Other Securities) to which such Holder shall be entitled on such exercise, plus, in lieu of any fractional share to which such holder would otherwise be entitled, cash equal to such fraction multiplied by the then Fair Market Value of one full share, together with any other stock or other securities and property (including cash, where applicable) to which such Holder is entitled upon such exercise pursuant to Section 1 or otherwise.

                  Exercise. Payment may be made either (i) in cash or by certified or official bank check payable to the order of the Company equal to the applicable aggregate Exercise Price, (ii) by delivery of the Warrant, or shares of Common Stock and/or Common Stock receivable upon exercise of the Warrant in accordance with Section (b) below, or (iii) by a combination of any of the foregoing methods, for the number of Common Shares specified in such Exercise Notice (as such exercise number shall be adjusted to reflect any adjustment in the total number of shares of Common Stock issuable to the Holder per the terms of this Warrant) and the Holder shall thereupon be entitled to receive the number of duly authorized, validly issued, fully-paid and non-assessable shares of Common Stock (or Other Securities) determined as provided herein. Notwithstanding any provisions herein to the contrary, if the Fair Market Value of one share of Common Stock is greater than the Exercise Price (at the date of calculation as set forth below), in lieu of exercising this Warrant for cash, the Holder may elect to receive shares equal to the value (as determined below) of this Warrant (or the portion thereof being exercised) by surrender of this Warrant at the principal office of the Company together with the properly endorsed Exercise Notice in which event the Company shall issue to the Holder a number of shares of Common Stock computed using the following formula:

                   X = Y (A-B)
                       --------
                          A

        Where X = the number of shares of Common Stock to be issued to the Holder

              Y = the  number of shares of Common  Stock  purchasable  under the
                  Warrant or, if only a portion of the Warrant is being exercised, the portion of the Warrant being exercised (at the date of such calculation)

              A = the Fair  Market  Value of one share of the  Company's  Common
                  Stock (at the date of such calculation)

              B = Exercise Price (as adjusted to the date of such calculation)

        Effect of Reorganization, Etc.; Adjustment of Exercise Price.

                  Reorganization, Consolidation, Merger, Etc. In case at any time or from time to time, the Company shall (a) effect a reorganization, (b) consolidate with or merge into any other person, or (c) transfer all or substantially all of its properties or assets to any other person under any plan or arrangement contemplating the dissolution of the Company, then, in each such case, as a condition to the consummation of such a transaction, proper and adequate provision shall be made by the Company whereby the Holder of this Warrant, on the exercise hereof as provided in Section 1 at any time after the consummation of such reorganization, consolidation or merger or the effective date of such dissolution, as the case may be, shall receive, in lieu of the Common Stock (or Other Securities) issuable on such exercise prior to such consummation or such effective date, the stock and other securities and property (including cash) to which such Holder would have been entitled upon such consummation or in connection with such dissolution, as the case may be, if such Holder had so exercised this Warrant, immediately prior thereto, all subject to further adjustment thereafter as provided in Section 4.

                  Dissolution. In the event of any dissolution of the Company following the transfer of all or substantially all of its properties or assets, the Company, concurrently with any distributions made to holders of its Common Stock, shall at its expense deliver or cause to be delivered to the Holder the stock and other securities and property (including cash, where applicable) receivable by the Holder of the Warrant pursuant to Section 3.1, or, if the Holder shall so instruct the Company, to a bank or trust company specified by the Holder and having its principal office in New York, NY as trustee for the Holder of the Warrant (the "Trustee").

                  Continuation of Terms. Upon any reorganization, consolidation, merger or transfer (and any dissolution following any transfer) referred to in this Section 3, this Warrant shall continue in full force and effect and the terms hereof shall be applicable to the shares of stock and other securities and property receivable on the exercise of this Warrant after the consummation of such reorganization, consolidation or merger or the effective date of dissolution following any such transfer, as the case may be, and shall be binding upon the issuer of any such stock or other securities, including, in the case of any such transfer, the person acquiring all or substantially all of the properties or assets of the Company, whether or not such person shall have expressly assumed the terms of this Warrant as provided in Section 4. In the event this Warrant does not continue in full force and effect after the consummation of the transactions described in this Section 3, then the Company's securities and property (including cash, where applicable) receivable by the Holders of the Warrant will be delivered to Holder or the Trustee as contemplated by Section 3.2.

         Extraordinary Events Regarding Common Stock. In the event that the Company shall (a) issue additional shares of the Common Stock as a dividend or other distribution on outstanding Common Stock, (b) subdivide its outstanding shares of Common Stock, or (c) combine its outstanding shares of the Common Stock into a smaller number of shares of the Common Stock, then, in each such event, the Exercise Price shall, simultaneously with the happening of such event, be adjusted by multiplying the then Exercise Price by a fraction, the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of Common Stock outstanding immediately after such event, and the product so obtained shall thereafter be the Exercise Price then in effect. The Exercise Price, as so adjusted, shall be readjusted in the same manner upon the happening of any successive event or events described herein in this Section 4. The number of shares of Common Stock that the holder of this Warrant shall thereafter, on the exercise hereof as provided in Section 1, be entitled to receive shall be increased to a number determined by multiplying the number of shares of Common Stock that would otherwise (but for the provisions of this Section 4) be issuable on such exercise by a fraction of which (a) the numerator is the Exercise Price that would otherwise (but for the provisions of this Section 4) be in effect, and (b) the denominator is the Exercise Price in effect on the date of such exercise.

         Certificate as to Adjustments. In each case of any adjustment or readjustment in the shares of Common Stock (or Other Securities) issuable on the exercise of the Warrant, the Company at its expense will promptly cause its Chief Financial Officer or other appropriate designee to compute such adjustment or readjustment in accordance with the terms of the Warrant and prepare a certificate setting forth such adjustment or readjustment and showing in detail the facts upon which such adjustment or readjustment is based, including a statement of (a) the consideration received or receivable by the Company for any additional shares of Common Stock (or Other Securities) issued or sold or deemed to have been issued or sold, (b) the number of shares of Common Stock (or Other Securities) outstanding or deemed to be outstanding, and (c) the Exercise Price and the number of shares of Common Stock to be received upon exercise of this Warrant, in effect immediately prior to such adjustment or readjustment and as adjusted or readjusted as provided in this Warrant. The Company will forthwith mail a copy of each such certificate to the holder of the Warrant and any Warrant agent of the Company (appointed pursuant to Section 11 hereof).

         Reservation of Stock, Etc., Issuable on Exercise of Warrant. The Company will at all times reserve and keep available, solely for issuance and delivery on the exercise of the Warrant, shares of Common Stock (or Other Securities) from time to time issuable on the exercise of the Warrant.

         Assignment; Exchange of Warrant. Subject to compliance with applicable securities laws, this Warrant, and the rights evidenced hereby, may be transferred by any registered holder hereof (a "Transferor") in whole or in part. On the surrender for exchange of this Warrant, with the Transferor's endorsement in the form of Exhibit B attached hereto (the "Transferor Endorsement Form") and together with evidence reasonably satisfactory to the Company demonstrating compliance with applicable securities laws, which shall include, without limitation, the provision of a legal opinion from the Transferor's counsel (at the Company's expense) that such transfer is exempt from the registration requirements of applicable securities laws, and with payment by the Transferor of any applicable transfer taxes) will issue and deliver to or on the order of the Transferor thereof a new Warrant of like tenor, in the name of the Transferor and/or the transferee(s) specified in such Transferor Endorsement Form (each a "Transferee"), calling in the aggregate on the face or faces thereof for the number of shares of Common Stock called for on the face or faces of the Warrant so surrendered by the Transferor.

         Replacement of Warrant. On receipt of evidence reasonably satisfactory to the Company of the loss, theft, destruction or mutilation of this Warrant and, in the case of any such loss, theft or destruction of this Warrant, on delivery of an indemnity agreement or security reasonably satisfactory in form and amount to the Company or, in the case of any such mutilation, on surrender and cancellation of this Warrant, the Company at its expense will execute and deliver, in lieu thereof, a new Warrant of like tenor.

         Registration Rights. The Holder of this Warrant has been granted certain registration rights by the Company. These registration rights are set forth in a Registration Rights Agreement entered into by the Company and Purchaser dated as of even date of this Warrant.

         Maximum Exercise. The Holder shall not be entitled to exercise this Warrant on an exercise date, in connection with that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by the Holder and its affiliates on an exercise date, and (ii) the number of shares of Common Stock issuable upon the exercise of this Warrant with respect to which the determination of this proviso is being made on an exercise date, which would result in beneficial ownership by the Holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock of the Company on such date. For the purposes of the proviso to the immediately preceding sentence, beneficial ownership shall be determined in accordance with

Section 13(d) of the Securities Exchange Act of 1934, as amended, and Regulation 13d-3 thereunder. Notwithstanding the foregoing, the restriction described in this paragraph may be revoked upon 75 days prior notice from the Holder to the Company and is automatically null and void upon an Event of Default under the Note.

         Warrant Agent. The Company may, by written notice to the each Holder of the Warrant, appoint an agent for the purpose of issuing Common Stock (or Other Securities) on the exercise of this Warrant pursuant to Section 1, exchanging this Warrant pursuant to Section 7, and replacing this Warrant pursuant to
Section 8, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

         Transfer on the Company's Books. Until this Warrant is transferred on the books of the Company, the Company may treat the registered holder hereof as the absolute owner hereof for all purposes, notwithstanding any notice to the contrary.

         Notices, Etc. All notices and other communications from the Company to the Holder of this Warrant shall be mailed by first class registered or certified mail, postage prepaid, at such address as may have been furnished to the Company in writing by such Holder or, until any such Holder furnishes to the Company an address, then to, and at the address of, the last Holder of this Warrant who has so furnished an address to the Company.

         Voluntary Adjustment by the Company. The Company may at any time during the term of this Warrant reduce the then current Exercise Price to any amount and for any period of time deemed appropriate by the Board of Directors of the Company.

         Miscellaneous. This Warrant and any term hereof may be changed, waived, discharged or terminated only by an instrument in writing signed by the party against which enforcement of such change, waiver, discharge or termination is sought. This Warrant shall be governed by and construed in accordance with the laws of State of New York without regard to principles of conflicts of laws. Any action brought concerning the transactions contemplated by this Warrant shall be brought only in the state courts of New York or in the federal courts located in the state of New York; provided, however, that the Holder may choose to waive this provision and bring an action outside the state of New York. The individuals executing this Warrant on behalf of the Company agree to submit to the jurisdiction of such courts and waive trial by jury. The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs. In the event that any provision of this Warrant is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or enforceability of any other provision of this Warrant. The headings in this Warrant are for purposes of reference only, and shall not limit or otherwise affect any of the terms hereof. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof. The Company acknowledges that legal counsel participated in the preparation of this Warrant and, therefore, stipulates that the rule of construction that ambiguities are to be resolved against the drafting party shall not be applied in the interpretation of this Warrant to favor any party against the other party.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK;
                            SIGNATURE PAGE FOLLOWS.]

         IN WITNESS WHEREOF, the Company has executed this Warrant as of the date first written above.

                                           MITEK SYSTEMS, INC.

WITNESS:
                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

                                    EXHIBIT A

                              FORM OF SUBSCRIPTION
                   (To Be Signed Only On Exercise Of Warrant)

TO:      Mitek Systems, Inc.

         Attention:  Chief Financial Officer

         The undersigned, pursuant to the provisions set forth in the attached Warrant (No.____), hereby irrevocably elects to purchase (check applicable box):

________ ________ shares of the Common Stock covered by such Warrant; or

________ the maximum number of shares of Common Stock covered by such Warrant pursuant to the cashless exercise procedure set forth in Section 2.

         The undersigned herewith makes payment of the full Exercise Price for such shares at the price per share provided for in such Warrant, which is $___________. Such payment takes the form of (check applicable box or boxes):

________ $________ in lawful money of the United States; and/or

________ the cancellation of such portion of the attached Warrant as is exercisable for a total of _______ shares of Common Stock (using a Fair Market Value of $_______ per share for purposes of this calculation); and/or

________ the cancellation of such number of shares of Common Stock as is necessary, in accordance with the formula set forth in Section 2.2, to exercise this Warrant with respect to the maximum number of shares of Common Stock purchasable pursuant to the cashless exercise procedure set forth in Section 2.

         The undersigned requests that the certificates for such shares be issued in the name of, and delivered to ______________________________ whose address is ___________________________________________________________________ .

         The undersigned represents and warrants that all offers and sales by the undersigned of the securities issuable upon exercise of the within Warrant shall be made pursuant to registration of the Common Stock under the Securities Act of 1933, as amended (the "Securities Act") or pursuant to an exemption from registration under the Securities Act.

Dated:
       ------------------------        -----------------------------------------
                                       (Signature must conform to name of holder as specified on the face of the Warrant)

                                        Address:
                                                 -------------------------------

                                                 -------------------------------

                                    EXHIBIT B

                         FORM OF TRANSFEROR ENDORSEMENT
                   (To Be Signed Only On Transfer Of Warrant)

         For value received, the undersigned hereby sells, assigns, and transfers unto the person(s) named below under the heading "Transferees" the right represented by the within Warrant to purchase the percentage and number of shares of Common Stock of Mitek Systems, Inc. into which the within Warrant relates specified under the headings "Percentage Transferred" and "Number Transferred," respectively, opposite the name(s) of such person(s) and appoints each such person Attorney to transfer its respective right on the books of Mitek Systems, Inc. with full power of substitution in the premises.

                                                 Percentage            Number
Transferees            Address                   Transferred         Transferred
-----------            -------                   -----------         -----------

---------------------  ------------------------  ------------------  -----------

---------------------  ------------------------  ------------------  -----------

---------------------  ------------------------  ------------------  -----------

---------------------  ------------------------  ------------------  -----------


Dated:
       ------------------------        -----------------------------------------
                                       (Signature must conform to name of holder as specified on the face of the Warrant)

                                       Address:
                                                --------------------------------

                                                --------------------------------

                                       SIGNED IN THE PRESENCE OF:

                                       -----------------------------------------
                                                          (Name)
ACCEPTED AND AGREED:
[TRANSFEREE]

------------------------------------
             (Name)

                               MITEK SYSTEMS, INC.
                               SECURITY AGREEMENT

To:   Laurus Master Fund, Ltd.
      c/o Ironshore Corporate Services, Ltd.
      P.O. Box 1234 G.T
      Queensgate House
      South Church Street
      Grand Cayman, Cayman Islands

Date: June  11, 2004

To Whom It May Concern:

         To secure the payment of all Obligations (as hereafter defined), Mitek Systems, Inc., a Delaware corporation (the "Assignor"), hereby assigns and grants to Laurus Master Fund, Ltd., Cayman Islands company, a continuing security interest in all of the following property now owned or at any time hereafter acquired by the Assignor, or in which the Assignor now has or at any time in the future may acquire any right, title or interest (the "Collateral"): all cash, cash equivalents, accounts, deposit accounts (including, without limitation, the Restricted Account (the "Restricted Account") maintained at Commerce Bank (Account Name: Mitek Systems, Inc., Account Number: 7915474816) referred to in the Restricted Account Agreement), accounts receivable, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general intangibles (including, without limitation, payment intangibles and an absolute right to license on terms no less favorable than those currently in effect among our affiliates), chattel paper, supporting obligations, investment property (including, without limitation, all equity interests owned by the Assignor), letter-of-credit rights, trademarks, trademark applications, tradestyles, patents, patent applications, copyrights and copyright applications in which the Assignor now has or hereafter may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions thereto or therefore. In the event the Assignor wishes to finance the acquisition of any hereafter acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agrees to release its security interest on such hereafter acquired equipment so financed by such third party financing source. Except as otherwise defined herein, all capitalized terms used herein shall have the meaning provided such terms the Securities Purchase Agreement referred to below.

         The term "Obligations" as used herein shall mean and include all debts, liabilities and obligations owing by the Assignor to Laurus arising under, out of, or in connection with: (i) that certain Securities Purchase Agreement dated as of the date hereof by and between the Company and Laurus (the "Securities Purchase Agreement") and (ii) the Related Agreements referred to in the

Securities Purchase Agreement the Securities Purchase Agreement and each Related Agreement as each may be amended, modified, restated or supplemented from time to time, are collectively referred to herein as the "Documents"), or any documents, instruments or agreements relating to or executed in connection with the Documents or any documents, instruments or agreements referred to therein or otherwise, or any other indebtedness, obligations or liabilities of the Assignor to Laurus, whether now existing or hereafter arising, direct or indirect, liquidated or unliquidated, absolute or contingent, due or not due and whether under, pursuant to or evidenced by a note, agreement, guaranty, instrument or otherwise, in each case, irrespective of the genuineness, validity, regularity or enforceability of such Obligations, or of any instrument evidencing any of the Obligations or of any collateral therefor or of the existence or extent of such collateral, and irrespective of the allowability, allowance or disallowance of any or all of the Obligations in any case commenced by or against the Assignor under Title 11, United States Code, including, without limitation, obligations or indebtedness of the Assignor for post-petition interest, fees, costs and charges that would have accrued or been added to the Obligations but for the commencement of such case.

         The Assignor hereby represents, warrants and covenants to Laurus that:

                  it is a corporation, partnership or limited liability company, as the case may be, validly existing, in good standing and organized under the laws of the State of Delaware , and it will provide Laurus thirty (30) days' prior written notice of any change in its jurisdiction of organization;

                  its  legal  name,   as  set  forth  in  its   Certificate   of
         Incorporation (or equivalent organizational document) as amended through the date hereof, is Mitek Systems, Inc. and it will provide Laurus thirty (30) days' prior written notice of any change in its legal name;

                  its Internal Revenue Service Employer Identification Number (if applicable) is 87-0418827 , and it will provide Laurus thirty (30) days' prior written notice of any change in its organizational identification number;

                  it is the lawful owner of the Collateral and it has the sole right to grant a security interest therein and will defend the Collateral against all claims and demands of all persons and entities;

                  it will keep the Collateral owned by it free and clear of all attachments, levies, taxes, liens, security interests and encumbrances of every kind and nature ("Encumbrances"), except (i) Encumbrances securing the Obligations and (ii) to the extent said Encumbrance does not secure indebtedness in excess of $50,000 and such Encumbrance is removed or otherwise released within ten (10) days of the creation thereof;

                  it will at its own cost and expense keep the Collateral in good state of repair (ordinary wear and tear excepted) and will not waste or destroy the same or any part thereof other than ordinary course discarding of items no longer used or useful in its business;

                  it will not without Laurus' prior written consent, sell, exchange, lease or otherwise dispose of the Collateral, whether by sale, lease or otherwise, except for the sale of inventory in the ordinary course of business and for the disposition or transfer in the ordinary course of business during any fiscal year of obsolete and worn-out equipment or equipment no longer necessary for its ongoing needs, having an aggregate fair market value of not more than $25,000 and only to the extent that:

                           THE  PROCEEDS  OF ANY  SUCH  DISPOSITION  ARE USED TO
                  ACQUIRE REPLACEMENT COLLATERAL WHICH IS SUBJECT TO LAURUS' FIRST PRIORITY PERFECTED SECURITY INTEREST OR ARE USED TO REPAY OBLIGATIONS OR TO PAY GENERAL CORPORATE EXPENSES; AND

                           FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT WHICH
                  CONTINUES TO EXIST THE PROCEEDS OF WHICH ARE REMITTED TO LAURUS TO BE HELD AS CASH COLLATERAL FOR THE OBLIGATIONS;

                  it will insure the Collateral in Laurus' name against loss or damage by fire, theft, burglary, pilferage, loss in transit and such other hazards as Laurus shall specify in amounts and under policies by insurers acceptable to Laurus and all premiums thereon shall be paid by the Assignor and the policies delivered to Laurus. If the Assignor fails to do so, Laurus may procure such insurance and the cost thereof shall be promptly reimbursed by the Assignor and shall constitute Obligations;

                  it will at all reasonable times allow Laurus or Laurus' representatives free access to and the right of inspection of the Collateral;

                  the Assignor hereby indemnifies and saves Laurus harmless from all loss, costs, damage, liability and/or expense, including reasonable attorneys' fees, that Laurus may sustain or incur to enforce payment, performance or fulfillment of any of the Obligations and/or in the enforcement of this Security Agreement or in the prosecution or defense of any action or proceeding either against the Assignor or Laurus concerning any matter growing out of or in connection with this Security Agreement, and/or any of the Obligations and/or any of the Collateral except to the extent caused by Laurus' own gross negligence or willful misconduct (as determined by a court of competent jurisdiction in a final and nonappealable decision).

         The occurrence of any of the following events or conditions shall constitute an "Event of Default" under this Security Agreement:

                  any covenant, warranty, representation or statement made or furnished to Laurus by the Assignor or on the Assignor's behalf was false in any material respect when made or furnished, and if subject to cure, shall not be cured for a period of fifteen (15) days;

                  the loss, theft, substantial damage, destruction, sale or encumbrance to or of any of the Collateral or the making of any levy, seizure or attachment thereof or thereon except to the extent:

                           SUCH LOSS IS COVERED BY INSURANCE  PROCEEDS WHICH ARE
                  USED TO REPLACE THE ITEM OR REPAY LAURUS; OR

                           SAID  LEVY,  SEIZURE  OR  ATTACHMENT  DOES NOT SECURE
                  INDEBTEDNESS IN EXCESS OF $100,000 AND SUCH LEVY, SEIZURE OR ATTACHMENT HAS NOT BEEN REMOVED OR OTHERWISE RELEASED WITHIN TEN (10) DAYS OF THE CREATION OR THE ASSERTION THEREOF;

                  the Assignor shall become insolvent, cease operations, dissolve, terminate our business existence, make an assignment for the benefit of creditors, suffer the appointment of a receiver, trustee, liquidator or custodian of all or any part of the Assignor's property;

                  any proceedings under any bankruptcy or insolvency law shall be commenced by or against the Assignor and if commenced against the Assignor shall not be dismissed within thirty (30) days;

                  the Assignor shall repudiate, purport to revoke or fail to perform any of its obligations under the Note (after passage of applicable cure period, if any); or

                  an Event of Default (or similar term) shall have occurred under and as defined in the Securities Purchase Agreement or any other Document.

         Upon the occurrence of any Event of Default and at any time thereafter, Laurus may declare all Obligations immediately due and payable and Laurus shall have the remedies of a secured party provided in the Uniform Commercial Code as in effect in the State of New York, this Master Security Agreement and other applicable law. Upon the occurrence of any Event of Default and at any time thereafter, Laurus will have the right to take possession of the Collateral and to maintain such possession on the Assignor's premises or to remove the Collateral or any part thereof to such other premises as Laurus may desire. Upon Laurus' request, the Assignor shall assemble the Collateral and make it available to Laurus at a place designated by Laurus. If any notification of intended disposition of any Collateral is required by law, such notification, if mailed, shall be deemed properly and reasonably given if mailed at least ten
(10) days before such disposition, postage prepaid, addressed to the Assignor either at the Assignor's address shown herein or at any address appearing on Laurus' records for the Assignor. Any proceeds of any disposition of any of the Collateral shall be applied by Laurus to the payment of all expenses in connection with the sale of the Collateral, including reasonable attorneys' fees and other legal expenses and disbursements and the reasonable expense of retaking, holding, preparing for sale, selling, and the like, and any balance of such proceeds may be applied by Laurus toward the payment of the Obligations in such order of application as Laurus may elect, and the Assignor shall be liable for any deficiency. For the avoidance of doubt, following the occurrence and during the continuance of an Event of Default, Laurus shall have the immediate right to withdraw any and all monies contained in the Restricted Account and apply same to the repayment of the Obligations (in such order of application as Laurus may elect).

         If the Assignor defaults in the performance or fulfillment of any of the terms, conditions, promises, covenants, provisions or warranties on the Assignor's part to be performed or fulfilled under or pursuant to this Security Agreement, Laurus may, at its option without waiving its right to enforce this Security Agreement according to its terms, immediately or at any time thereafter and without notice to the Assignor, perform or fulfill the same or cause the performance or fulfillment of the same for the Assignor's account and at the Assignor's cost and expense, and the cost and expense thereof (including reasonable attorneys' fees) shall be added to the Obligations and shall be payable on demand with interest thereon at the highest rate permitted by law, or, at Laurus' option, debited by Laurus from the Restricted Account referred to in the Restricted Account Agreement.

         The Assignor hereby appoints Laurus, any of Laurus' officers, employees or any other person or entity whom Laurus may designate as our attorney, with power to execute such documents in our behalf and to supply any omitted information and correct patent errors in any documents executed by the Assignor or on our behalf; to file financing statements against the Assignor covering the Collateral (and, in connection with the filing of any such financing statements, describe the Collateral as "all assets and all personal property, whether now owned and/or hereafter acquired" (or any substantially similar variation thereof)); to sign the Assignor's name on public records; and to do all other things Laurus deems necessary to carry out this Security Agreement. The Assignor hereby ratifies and approve all acts of the attorney and neither Laurus nor the attorney will be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law other than their gross negligence or willful misconduct (as determined by a court of competent jurisdiction in a final and non-appealable decision). This power being coupled with an interest, is irrevocable so long as any Obligations remains unpaid.

         No delay or failure on Laurus' part in exercising any right, privilege or option hereunder shall operate as a waiver of such or of any other right, privilege, remedy or option, and no waiver whatever shall be valid unless in writing, signed by Laurus and then only to the extent therein set forth, and no waiver by Laurus of any default shall operate as a waiver of any other default or of the same default on a future occasion. Laurus' books and records containing entries with respect to the Obligations shall be admissible in evidence in any action or proceeding, shall be binding upon the Assignor for the purpose of establishing the items therein set forth and shall constitute prima facie proof thereof. Laurus shall have the right to enforce any one or more of the remedies available to Laurus, successively, alternately or concurrently. The Assignor agrees to join with Laurus in executing financing statements or other instruments to the extent required by the Uniform Commercial Code in form satisfactory to Laurus and in executing such other documents or instruments as may be required or deemed necessary by Laurus for purposes of affecting or continuing Laurus' security interest in the Collateral.

         This  Security   Agreement  shall  be  governed  by  and  construed  in
accordance with the laws of the State of New York and cannot be terminated orally. All of the rights, remedies, options, privileges and elections given to Laurus hereunder shall inure to the benefit of Laurus' successors and assigns. The term "Laurus" as herein used shall include Laurus, any parent of Laurus, any of Laurus' subsidiaries and any co-subsidiaries of Laurus' parent, whether now existing or hereafter created or acquired, and all of the terms, conditions, promises, covenants, provisions and warranties of this Security Agreement shall inure to the benefit of each of the foregoing, and shall bind the representatives, successors and assigns of the Assignor. Each of Laurus and the Assignor hereby (a) waives any and all right to trial by jury in litigation relating to this Security Agreement and the transactions contemplated hereby and the Assignor hereby agrees not to assert any counterclaim in such litigation,
(b) submit to the nonexclusive jurisdiction of any New York State court sitting in the borough of Manhattan, the city of New York and (c) waive any objection the Assignor or Laurus may have as to the bringing or maintaining of such action with any such court.

         All notices from Laurus to the Assignor shall be sufficiently given if mailed or delivered to the Assignor at its address set forth in the Securities Purchase Agreement and the Security Agreement.

                                          Very truly yours,

                                          MITEK SYSTEMS, INC.

                                          By:
                                             ----------------------------------
                                          Name:
                                               --------------------------------
                                          Title:
                                                -------------------------------

ACKNOWLEDGED:

LAURUS MASTER FUND, LTD.

By:
   ----------------------------------
Name:
     --------------------------------
Title:
      -------------------------------

                          REGISTRATION RIGHTS AGREEMENT

         This Registration Rights Agreement (this "Agreement") is made and entered into as of June 11, 2004, by and between Mitek Systems, Inc., a Delaware corporation (the "Company"), and Laurus Master Fund, Ltd., a Cayman Islands company (the "Purchaser").

         This Agreement is made pursuant to the Securities Purchase Agreement, dated as of the date hereof, by and between the Purchaser and the Company (the "Securities Purchase Agreement"), and pursuant to the Note and the Warrants referred to therein.

         The Company and the Purchaser hereby agree as follows:

         12. Definitions. Capitalized terms used and not otherwise defined herein that are defined in the Securities Purchase Agreement shall have the meanings given such terms in the Securities Purchase Agreement. As used in this Agreement, the following terms shall have the following meanings:

         "Commission" means the Securities and Exchange Commission.

         "Common Stock" means shares of the Company's common stock, par value $0.001 per share.

         "Effectiveness Date" means the 90th day following the date hereof.

         "Effectiveness  Period"  shall  have the  meaning  set forth in Section
2(a).

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, and any successor statute.

         "Filing Date" means, with respect to the Registration Statement required to be filed hereunder, a date no later than thirty (30) days following the date hereof and with respect to shares of Common Stock issuable to the Holder as a result of adjustments to the Fixed Conversion Price made pursuant to
Section 3.4 of the Secured Convertible Term Note or Section 4 of the Warrant or otherwise, thirty (30) days after the occurrence such event or the date of the adjustment of the Fixed Conversion Price.

         "Holder" or "Holders" means the Purchaser or any of its affiliates or transferees to the extent any of them hold Registrable Securities.

         "Indemnified Party" shall have the meaning set forth in Section 5(c).

         "Indemnifying Party" shall have the meaning set forth in Section 5(c).

         "Note" has the meaning set forth in the Securities Purchase Agreement.

         "Proceeding" means an action, claim, suit, investigation or proceeding (including, without limitation, an investigation or partial proceeding, such as a deposition), whether commenced or threatened.

         "Prospectus"   means  the  prospectus   included  in  the  Registration
Statement (including, without limitation, a prospectus that includes any information previously omitted from a prospectus filed as part of an effective registration statement in reliance upon Rule 430A promulgated under the Securities Act), as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by the Registration Statement, and all other amendments and supplements to the Prospectus, including post-effective amendments, and all material incorporated by reference or deemed to be incorporated by reference in such Prospectus.

         "Registrable Securities" means the shares of Common Stock issued upon the conversion of the Note and issuable upon exercise of the Warrants.

         "Registration Statement" means each registration statement required to be filed hereunder, including the Prospectus, amendments and supplements to such registration statement or Prospectus, including pre- and post-effective amendments, all exhibits thereto, and all material incorporated by reference or deemed to be incorporated by reference in such registration statement.

         "Rule 144" means Rule 144 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         "Rule 415" means Rule 415 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         "Rule 424" means Rule 424 promulgated by the Commission pursuant to the Securities Act, as such Rule may be amended from time to time, or any similar rule or regulation hereafter adopted by the Commission having substantially the same effect as such Rule.

         "Securities Act" means the Securities Act of 1933, as amended, and any successor statute.

         "Securities Purchase Agreement" means the agreement between the parties hereto calling for, among other things, the issuance by the Company of a $3,000,000 convertible Note plus Warrants.

         "Trading Market" means any of the NASD OTC Bulletin Board ("OTCBB"), NASDAQ SmallCap Market, the Nasdaq National Market, the American Stock Exchange or the New York Stock Exchange.

         "Warrants" means the Common Stock purchase warrants issued pursuant to the Securities Purchase Agreement.

         13. Registration.

                  13.1 On or prior to the Filing Date the Company shall prepare and file with the Commission a Registration Statement covering the Registrable Securities for an offering to be made on a continuous basis pursuant to Rule
415. The Registration Statement shall be on Form SB-2 (except if the Company is not then eligible to register for resale the Registrable Securities on Form SB-2, in which case such registration shall be on another appropriate form in accordance herewith). The Company shall cause the Registration Statement to become effective and remain effective as provided herein. The Company shall use its reasonable commercial efforts to cause the Registration Statement to be declared effective under the Securities Act as promptly as possible after the filing thereof, but in any event no later than the Effectiveness Date. The Company shall use its reasonable commercial efforts to keep the Registration Statement continuously effective under the Securities Act until the date which is the earlier date of when (i) all Registrable Securities have been sold or
(ii) all Registrable Securities may be sold immediately without registration under the Securities Act and without volume restrictions pursuant to Rule 144(k), as determined by the counsel to the Company pursuant to a written opinion letter to such effect, addressed and acceptable to the Company's transfer agent and the affected Holders (the "Effectiveness Period").

                  13.2 If: (i) the Registration Statement is not filed on or prior to the Filing Date; (ii) the Registration Statement is not declared effective by the Commission by the Effectiveness Date; (iii) after the Registration Statement is filed with and declared effective by the Commission, the Registration Statement ceases to be effective (by suspension or otherwise) as to all Registrable Securities to which it is required to relate at any time prior to the expiration of the Effectiveness Period (without being succeeded immediately by an additional registration statement filed and declared effective) for a period of time which shall exceed 30 days in the aggregate per year or more than 20 consecutive calendar days (defined as a period of 365 days commencing on the date the Registration Statement is declared effective); or
(iv) the Common Stock is not listed or quoted, or is suspended from trading on any Trading Market for a period of three (3) consecutive Trading Days (provided the Company shall not have been able to cure such trading suspension within 30 days of the notice thereof or list the Common Stock on another Trading Market); (any such failure or breach being referred to as an "Event," and for purposes of clause (i) or (ii) the date on which such Event occurs, or for purposes of clause (iii) the date which such 30 day or 20 consecutive day period (as the case may be) is exceeded, or for purposes of clause (iv) the date on which such three (3) Trading Day period is exceeded, being referred to as "Event Date"), then until the applicable Event is cured, the Company shall pay to each Holder an amount in cash, as liquidated damages and not as a penalty, equal to 2.0% for each thirty (30) day period (prorated for partial periods) on a daily basis of the original principal amount of the Note. While such Event continues, such liquidated damages shall be paid not less often than each thirty (30) days. Any unpaid liquidated damages as of the date when an Event has been cured by the Company shall be paid within three (3) days following the date on which such Event has been cured by the Company.

                  13.3 Within three business days of the Effectiveness Date, the Company shall cause its counsel to issue a blanket opinion substantially in the form attached hereto as Exhibit A subject to customary assumptions and exclusions, to the transfer agent stating that the shares are subject to an effective registration statement and can be reissued free of restrictive legend upon notice of a sale by Laurus and confirmation by Laurus that it has complied with the prospectus delivery requirements, provided that the Company has not advised the transfer agent orally or in writing that the opinion has been withdrawn. Copies of the blanket opinion required by this Section 2(c) shall be delivered to Laurus within the time frame set forth above.

         14. Registration Procedures. If and whenever the Company is required by the provisions hereof to effect the registration of any Registrable Securities under the Securities Act, the Company will, as expeditiously as possible:

                  14.1 prepare and file with the Commission the Registration Statement with respect to such Registrable Securities, respond as promptly as possible to any comments received from the Commission, and use its best efforts to cause the Registration Statement to become and remain effective for the Effectiveness Period with respect thereto, and promptly provide to the Purchaser copies of all filings and Commission letters of comment relating thereto;

                  14.2 prepare and file with the Commission such amendments and supplements to the Registration Statement and the Prospectus used in connection therewith as may be necessary to comply with the provisions of the Securities Act with respect to the disposition of all Registrable Securities covered by the Registration Statement and to keep such Registration Statement effective until the expiration of the Effectiveness Period;

                  14.3 furnish to the Purchaser such number of copies of the Registration Statement and the Prospectus included therein (including each preliminary Prospectus) as the Purchaser reasonably may request to facilitate the public sale or disposition of the Registrable Securities covered by the Registration Statement;

                  14.4 use its commercially reasonable efforts to register or qualify the Purchaser's Registrable Securities covered by the Registration Statement under the securities or "blue sky" laws of such jurisdictions within the United States as the Purchaser may reasonably request, provided, however, that the Company shall not for any such purpose be required to qualify generally to transact business as a foreign corporation in any jurisdiction where it is not so qualified or to consent to general service of process in any such jurisdiction;

                  14.5  list  the   Registrable   Securities   covered   by  the
Registration Statement with any securities exchange on which the Common Stock of the Company is then listed;

                  14.6 immediately notify the Purchaser at any time when a Prospectus relating thereto is required to be delivered under the Securities Act, of the happening of any event of which the Company has knowledge as a result of which the Prospectus contained in such Registration Statement, as then in effect, includes an untrue statement of a material fact or omits to state a material fact required to be stated therein or necessary to make the statements therein not misleading in light of the circumstances then existing; and

                  14.7 make available for inspection by the Purchaser and any attorney, accountant or other agent retained by the Purchaser, all publicly available, non-confidential financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors and employees to supply all publicly available, non-confidential information reasonably requested by the attorney, accountant or agent of the Purchaser.

         15. Registration Expenses. All expenses relating to the Company's compliance with Sections 2 and 3 hereof, including, without limitation, all registration and filing fees, printing expenses, fees and disbursements of counsel and independent public accountants for the Company, fees and expenses (including reasonable counsel fees) incurred in connection with complying with state securities or "blue sky" laws, fees of the NASD, transfer taxes, fees of transfer agents and registrars, are called "Registration Expenses". All selling commissions applicable to the sale of Registrable Securities, including any fees and disbursements of any special counsel to the Holders beyond those included in Registration Expenses, are called "Selling Expenses." The Company shall only be responsible for all Registration Expenses.

         16. Indemnification.

                  16.1 In the event of a registration of any Registrable Securities under the Securities Act pursuant to this Agreement, the Company will indemnify and hold harmless the Purchaser, and its officers, directors and each other person, if any, who controls the Purchaser within the meaning of the Securities Act, against any losses, claims, damages or liabilities, joint or several, to which the Purchaser, or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in any Registration Statement under which such Registrable Securities were registered under the Securities Act pursuant to this Agreement, any preliminary Prospectus or final Prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Purchaser, and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action; provided, however, that the Company will not be liable in any such case if and to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished by or on behalf of the Purchaser or any such person in writing specifically for use in any such document.

                  16.2 In the event of a registration of the Registrable Securities under the Securities Act pursuant to this Agreement, the Purchaser will indemnify and hold harmless the Company, and its officers, directors and each other person, if any, who controls the Company within the meaning of the Securities Act, against all losses, claims, damages or liabilities, joint or several, to which the Company or such persons may become subject under the Securities Act or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact which was furnished in writing by the Purchaser to the Company expressly for use in (and such information is contained in) the Registration Statement under which such Registrable Securities were registered under the Securities Act pursuant to this Agreement, any preliminary Prospectus or final Prospectus contained therein, or any amendment or supplement thereof, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, and will reimburse the Company and each such person for any reasonable legal or other expenses incurred by them in connection with investigating or defending any such loss, claim, damage, liability or action, provided, however, that the Purchaser will be liable in any such case if and only to the extent that any such loss, claim, damage or liability arises out of or is based upon an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with information furnished in writing to the Company by or on behalf of the Purchaser specifically for use in any such document. Notwithstanding the provisions of this paragraph, the Purchaser shall not be required to indemnify any person or entity in excess of the amount of the aggregate net proceeds received by the Purchaser in respect of Registrable Securities in connection with any such registration under the Securities Act.

                  16.3 Promptly after receipt by a party entitled to claim indemnification hereunder (an "Indemnified Party") of notice of the commencement of any action, such Indemnified Party shall, if a claim for indemnification in respect thereof is to be made against a party hereto obligated to indemnify such Indemnified Party (an "Indemnifying Party"), notify the Indemnifying Party in writing thereof, but the omission so to notify the Indemnifying Party shall not relieve it from any liability which it may have to such Indemnified Party other than under this Section 5(c) and shall only relieve it from any liability which it may have to such Indemnified Party under this Section 5(c) if and to the extent the Indemnifying Party is prejudiced by such omission. In case any such action shall be brought against any Indemnified Party and it shall notify the Indemnifying Party of the commencement thereof, the Indemnifying Party shall be entitled to participate in and, to the extent it shall wish, to assume and undertake the defense thereof with counsel satisfactory to such Indemnified Party, and, after notice from the Indemnifying Party to such Indemnified Party of its election so to assume and undertake the defense thereof, the Indemnifying Party shall not be liable to such Indemnified Party under this Section 5(c) for any legal expenses subsequently incurred by such Indemnified Party in connection with the defense thereof; if the Indemnified Party retains its own counsel, then the Indemnified Party shall pay all fees, costs and expenses of such counsel, provided, however, that, if the defendants in any such action include both the indemnified party and the Indemnifying Party and the Indemnified Party shall have reasonably concluded that there may be reasonable defenses available to it which are different from or additional to those available to the Indemnifying Party or if the interests of the Indemnified Party reasonably may be deemed to conflict with the interests of the Indemnifying Party, the Indemnified Party shall have the right to select one separate counsel and to assume such legal defenses and otherwise to participate in the defense of such action, with the reasonable expenses and fees of such separate counsel and other expenses related to such participation to be reimbursed by the Indemnifying Party as incurred.

                  16.4 In order to provide for just and equitable contribution in the event of joint liability under the Securities Act in any case in which either (i) the Purchaser, or any officer, director or controlling person of the Purchaser, makes a claim for indemnification pursuant to this Section 5 but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that this Section 5 provides for indemnification in such case, or (ii) contribution under the Securities Act may be required on the part of the Purchaser or such officer, director or controlling person of the Purchaser in circumstances for which indemnification is provided under this
Section 5; then, and in each such case, the Company and the Purchaser will contribute to the aggregate losses, claims, damages or liabilities to which they may be subject (after contribution from others) in such proportion so that the Purchaser is responsible only for the portion represented by the percentage that the public offering price of its securities offered by the Registration Statement bears to the public offering price of all securities offered by such Registration Statement, provided, however, that, in any such case, (A) the Purchaser will not be required to contribute any amount in excess of the public offering price of all such securities offered by it pursuant to such
Registration Statement; and (B) no person or entity guilty of fraudulent misrepresentation (within the meaning of Section 10(f) of the Act) will be entitled to contribution from any person or entity who was not guilty of such fraudulent misrepresentation.

         17. Representations and Warranties.

                  17.1 The Common Stock of the Company is registered pursuant to
Section 12(b) or 12(g) of the Exchange Act and, except with respect to certain matters which the Company has disclosed to the Purchaser on Schedule 4.21 to the Securities Purchase Agreement, the Company has timely filed all proxy statements, reports, schedules, forms, statements and other documents required to be filed by it under the Exchange Act with such timely filing including the filing within the extension period obtained through filing Form 12b-25. The Company has filed (i) its Annual Report on Form 10-K for its fiscal year ended September 30, 2003 and (ii) its Quarterly Report on Form 10-Q for the fiscal quarters ended December 31, 2003 and March 31, 2004 (collectively, the "SEC Reports"). Each SEC Report was, at the time of its filing, in substantial compliance with the requirements of its respective form and none of the SEC Reports, nor the financial statements (and the notes thereto) included in the SEC Reports, as of their respective filing dates, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the SEC Reports comply as to form in all material respects with applicable accounting requirements and the published rules and regulations of the Commission or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed) and fairly present in all material respects the financial condition, the results of operations and the cash flows of the Company and its subsidiaries, on a consolidated basis, as of, and for, the periods presented in each such SEC Report.

                  17.2 The Common Stock is traded on the OTCBB and satisfies all requirements for the continuation of such trading . The Company has not received any notice that its Common Stock will be ineligible to trade on the OTCBB (except for prior notices which have been fully remedied) or that the Common Stock does not meet all requirements for the continuation of such trading .

                  17.3 Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf, has directly or indirectly made any offers or sales of any security or solicited any offers to buy any security under circumstances that would cause the offering of the Securities pursuant to the Securities Purchase Agreement to be integrated with prior offerings by the Company for purposes of the Securities Act which would prevent the Company from selling the Common Stock pursuant to Rule 506 under the Securities Act, or any applicable exchange-related stockholder approval provisions, nor will the

Company or any of its affiliates or subsidiaries take any action or steps that would cause the offering of the Securities to be integrated with other offerings.

                  17.4 The Warrants, the Note and the shares of Common Stock which the Purchaser may acquire pursuant to the Warrants and the Note are all restricted securities under the Securities Act as of the date of this Agreement. The Company will not issue any stop transfer order or other order impeding the sale and delivery of any of the Registrable Securities except as required by applicable federal or state securities laws.

                  17.5 The Company understands the nature of the Registrable Securities issuable upon the conversion of the Note and the exercise of the Warrant and recognizes that the issuance of such Registrable Securities may have a potential dilutive effect. The Company specifically acknowledges that its obligation to issue the Registrable Securities is binding upon the Company and enforceable regardless of the dilution such issuance may have on the ownership interests of other shareholders of the Company.

                  17.6 Except for agreements made in the ordinary course of business, there is no agreement that has not been filed with the Commission as an exhibit to a registration statement or to a form required to be filed by the Company under the Exchange Act, the breach of which could reasonably be expected to have a material and adverse effect on the Company and its subsidiaries, or would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement in any material respect.

                  17.7 The Company will at all times have authorized and reserved a sufficient number of shares of Common Stock for the full conversion of the Note and exercise of the Warrants.

         18. Miscellaneous.

                  18.1 Remedies. In the event of a breach by the Company or by a Holder, of any of their respective obligations under this Agreement, each Holder or the Company, as the case may be, in addition to being entitled to exercise all rights granted by law and under this Agreement, including recovery of damages, will be entitled to specific performance of its rights under this Agreement.

                  18.2 No Piggyback on Registrations. Except as and to the extent specified in Schedule 7(b) hereto, neither the Company nor any of its security holders (other than the Holders in such capacity pursuant hereto) may include securities of the Company in any Registration Statement other than the Registrable Securities, and the Company shall not after the date hereof enter into any agreement providing any such right for inclusion of shares in the Registration Statement to any of its security holders. Except as and to the extent specified in Schedule 7(b) hereto, the Company has not previously entered into any agreement granting any registration rights with respect to any of its securities to any Person that have not been fully satisfied.

                  18.3 Compliance. Each Holder covenants and agrees that it will comply with the prospectus delivery requirements of the Securities Act as applicable to it in connection with sales of Registrable Securities pursuant to the Registration Statement.

                  18.4 Discontinued Disposition. Each Holder agrees by its acquisition of such Registrable Securities that, upon receipt of a notice from the Company of the occurrence of a Discontinuation Event (as defined below), such Holder will forthwith discontinue disposition of such Registrable Securities under the applicable Registration Statement until such Holder's receipt of the copies of the supplemented Prospectus and/or amended Registration Statement or until it is advised in writing (the "Advice") by the Company that the use of the applicable Prospectus may be resumed, and, in either case, has received copies of any additional or supplemental filings that are incorporated or deemed to be incorporated by reference in such Prospectus or Registration
Statement. The Company may provide appropriate stop orders to enforce the provisions of this paragraph. For purposes of this Section 7(d), a "Discontinuation Event" shall mean (i) when the Commission notifies the Company whether there will be a "review" of such Registration Statement and whenever the Commission comments in writing on such Registration Statement (the Company shall provide true and complete copies thereof and all written responses thereto to each of the Holders); (ii) any request by the Commission or any other Federal or state governmental authority for amendments or supplements to such Registration Statement or Prospectus or for additional information; (iii) the issuance by the Commission of any stop order suspending the effectiveness of such Registration Statement covering any or all of the Registrable Securities or the initiation of any Proceedings for that purpose; (iv) the receipt by the Company of any notification with respect to the suspension of the qualification or exemption from qualification of any of the Registrable Securities for sale in any jurisdiction, or the initiation or threatening of any Proceeding for such purpose; and/or (v) the occurrence of any event or passage of time that makes the financial statements included in such Registration Statement ineligible for inclusion therein or any statement made in such Registration Statement or Prospectus or any document incorporated or deemed to be incorporated therein by reference untrue in any material respect or that requires any revisions to such Registration Statement, Prospectus or other documents so that, in the case of such Registration Statement or Prospectus, as the case may be, it will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading.

                  18.5 Piggy-Back Registrations. If at any time during the Effectiveness Period there is not an effective Registration Statement covering all of the Registrable Securities and the Company shall determine to prepare and file with the Commission a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company shall send to each Holder written notice of such determination and, if within fifteen days after receipt of such notice, any such Holder shall so request in writing, the Company shall include in such registration statement all or any part of such Registrable Securities such holder requests to be registered to the extent the Company may do so without violating registration rights of others which exist as of the date of this

Agreement, subject to customary underwriter cutbacks applicable to all holders of registration rights and subject to obtaining any required the consent of any selling stockholder(s) to such inclusion under such registration statement.

                  18.6 Amendments and Waivers. The provisions of this Agreement, including the provisions of this sentence, may not be amended, modified or supplemented, and waivers or consents to departures from the provisions hereof may not be given, unless the same shall be in writing and signed by the Company and the Holders of the then outstanding Registrable Securities. Notwithstanding the foregoing, a waiver or consent to depart from the provisions hereof with respect to a matter that relates exclusively to the rights of certain Holders and that does not directly or indirectly affect the rights of other Holders may be given by Holders of at least a majority of the Registrable Securities to which such waiver or consent relates; provided, however, that the provisions of this sentence may not be amended, modified, or supplemented except in accordance with the provisions of the immediately preceding sentence.

                  18.7 Notices. Any notice or request hereunder may be given to the Company or the Purchaser at the respective addresses set forth below or as may hereafter be specified in a notice designated as a change of address under this Section 7(g). Any notice or request hereunder shall be given by registered or certified mail, return receipt requested, hand delivery, overnight mail, Federal Express or other national overnight next day carrier (collectively, "Courier") or telecopy (confirmed by mail). Notices and requests shall be, in the case of those by hand delivery, deemed to have been given when delivered to any party to whom it is addressed, in the case of those by mail or overnight mail, deemed to have been given three (3) business days after the date when deposited in the mail or with the overnight mail carrier, in the case of a Courier, the next business day following timely delivery of the package with the Courier, and, in the case of a telecopy, when confirmed. The address for such notices and communications shall be as follows:

         If to the Company:                 Mitek Systems, Inc.
                                            14145 Danielson Street
                                            Suite B
                                            Poway, California 92064

                                            Attention: Chief Financial Officer
                                            Facsimile: 858-513-4622

                                            With a copy to:

                                            Luce Forward Hamilton & Scripps LLP
                                            600 West Broadway, Suite 2600
                                            San Diego, California   92101

                                            Attention: P. Blake Allen, Esq.
                                            Facsimile: 619-645-5357

         If to a Purchaser:       To the address set forth under such Purchaser
                                  name on the signature pages hereto.

         If to any other Person who is then the
         registered Holder:

or such other address as may be designated in writing hereafter in accordance with this Section 7(g) by such Person.

                  18.8 Successors and Assigns. This Agreement shall inure to the benefit of and be binding upon the successors and permitted assigns of each of the parties and shall inure to the benefit of each Holder. The Company may not assign its rights or obligations hereunder without the prior written consent of each Holder. Each Holder may assign their respective rights hereunder in the manner and to the Persons as permitted under the Notes and the Securities Purchase Agreement with the prior written consent of the Company, which consent shall not be unreasonably withheld.

                  18.9 Execution and Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed shall be deemed to be an original and, all of which taken together shall constitute one and the same Agreement. In the event that any signature is delivered by facsimile transmission, such signature shall create a valid binding obligation of the party executing (or on whose behalf such signature is executed) the same with the same force and effect as if such facsimile signature were the original thereof.

                  18.10 Governing Law. All questions concerning the construction, validity, enforcement and interpretation of this Agreement shall be governed by and construed and enforced in accordance with the internal laws of the State of New York, without regard to the principles of conflicts of law thereof. Each party agrees that all Proceedings concerning the interpretations, enforcement and defense of the transactions contemplated by this Agreement shall be commenced exclusively in the state and federal courts sitting in the City of New York, Borough of Manhattan. Each party hereto hereby irrevocably submits to the exclusive jurisdiction of the state and federal courts sitting in the City of New York, Borough of Manhattan for the adjudication of any dispute hereunder or in connection herewith or with any transaction contemplated hereby or discussed herein, and hereby irrevocably waives, and agrees not to assert in any Proceeding, any claim that it is not personally subject to the jurisdiction of any such court, that such Proceeding is improper. Each party hereto hereby irrevocably waives personal service of process and consents to process being served in any such Proceeding by mailing a copy thereof via registered or certified mail or overnight delivery (with evidence of delivery) to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing contained herein shall be deemed to limit in any way any right to serve process in any manner permitted by law. Each party hereto hereby irrevocably waives, to the fullest extent permitted by applicable law, any and all right to trial by jury in any legal proceeding arising out of or relating to this Agreement or the transactions contemplated hereby. If either party shall commence a Proceeding to enforce any provisions of a Transaction Document, then the prevailing party in such Proceeding shall be reimbursed by the other party for its reasonable attorneys fees and other costs and expenses incurred with the investigation, preparation and prosecution of such Proceeding.

                  18.11 Cumulative Remedies. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

                  18.12 Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, illegal, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions set forth herein shall remain in full force and effect and shall in no way be affected, impaired or invalidated, and the parties hereto shall use their reasonable efforts to find and employ an alternative means to achieve the same or substantially the same result as that contemplated by such term, provision, covenant or restriction. It is hereby stipulated and declared to be the intention of the parties that they would have executed the remaining terms, provisions, covenants and restrictions without including any of such that may be hereafter declared invalid, illegal, void or unenforceable.

                  18.13 Headings. The headings in this Agreement are for convenience of reference only and shall not limit or otherwise affect the meaning hereof.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK;
                             SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the parties have executed this Registration Rights Agreement as of the date first written above.

MITEK SYSTEMS, INC.                        LAURUS MASTER FUND, LTD.

By:                                        By:
   ----------------------------------         ----------------------------------
Name:                                      Name:
     --------------------------------           --------------------------------
Title:                                     Title:
      -------------------------------            -------------------------------

                                           Address for Notices:

                                           825 Third Avenue - 14th Floor
                                           New York, NY  10022
                                           Attention: David Grin
                                           Facsimile: 212-541-4434

                                    EXHIBIT A


                                [Month __, 2004]


Mellon Investor Services
400 South Hope Street, 4th Floor
Los Angeles, CA   90071
Attn:  ________________

         Re: Mitek Systems, Inc. Registration Statement on Form SB-2
             -------------------------------------------------------

Ladies and Gentlemen:

         As counsel to Mitek Systems, Inc., a Delaware corporation (the "Company"), we have been requested to render our opinion to you in connection with the resale by the individuals or entitles listed on Schedule A attached hereto (the "Selling Stockholders"), of an aggregate of [amount] shares (the "Shares") of the Company's Common Stock.

         A Registration Statement on Form SB-2 under the Securities Act of 1933, as amended (the "Act"), with respect to the resale of the Shares was declared effective by the Securities and Exchange Commission on [date]. Enclosed is a copy of the Prospectus dated [date] contained in such Registration Statement (the "Prospectus"). We understand that the Shares are to be offered and sold in the manner described in the Prospectus.

         Except as expressly set forth herein, if a Selling Stockholder sells any of the Shares in accordance with the Prospectus, Mellon Investor Services ("Mellon") may effect transfers of such Shares so sold by such Selling Stockholder provided the following requirements are satisfied: (i) the Selling Stockholder resells such Shares presented for transfer in accordance with the terms of the Prospectus, including the Prospectus delivery requirements; and
(ii) as of the date of the particular transfer, Mellon has not been notified that the Registration Statement is no longer effective.

         In the event a certificate covering Shares, which have been sold by the Selling Stockholder pursuant to the Prospectus, is presented for the transfer of less than the total number of shares represented by such certificate, the shares so sold by a Selling Stockholder may be transferred without restrictive legend; however, the shares remaining which are to be returned to the Selling
Stockholder shall bear the identical legend(s) as those affixed to the certificate representing the shares presented for transfer.

                                                 Very truly yours,

                                                 [Company counsel]



                                   SCHEDULE A


                                                                    Shares
        Selling Stockholder                                     Being Offered
        -------------------                                     -------------

THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR ANY STATE SECURITIES LAWS. THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE MAY NOT BE SOLD, OFFERED FOR SALE, PLEDGED OR HYPOTHECATED IN THE ABSENCE OF AN EFFECTIVE REGISTRATION STATEMENT AS TO THIS NOTE UNDER SAID ACT AND APPLICABLE STATE SECURITIES LAWS OR AN OPINION OF COUNSEL REASONABLY SATISFACTORY TO MITEK SYSTEMS, INC. THAT SUCH REGISTRATION IS NOT REQUIRED.

                          SECURED CONVERTIBLE TERM NOTE

         FOR VALUE RECEIVED, MITEK SYSTEMS, INC., a Delaware corporation (the "BORROWER"), hereby promises to pay to LAURUS MASTER FUND, LTD., a Cayman Islands company, c/o Ironshore Corporate Services Ltd., P.O. Box 1234 G.T., Queensgate House, South Church Street, Grand Cayman, Cayman Islands, Fax:
345-949-9877 (the "HOLDER") or its registered assigns or successors in interest, on order, the sum of Three Million Dollars ($3,000,000), together with any accrued and unpaid interest hereon, on June 11, 2007 (the "MATURITY DATE") if not sooner paid.

         Capitalized terms used herein without definition shall have the meanings ascribed to such terms in that certain Securities Purchase Agreement dated as of the date hereof between the Borrower and the Holder (the "PURCHASE AGREEMENT").

The following terms shall apply to this Note:

                                    ARTICLE I
                             INTEREST & AMORTIZATION

         1.1(a) Interest Rate. Subject to Sections 4.11 and 5.6 hereof, interest payable on this Note shall accrue at a rate per annum (the "Interest Rate") equal to the "prime rate" published in The Wall Street Journal from time to time, plus one percent (1.0%). The prime rate shall be increased or decreased as the case may be for each increase or decrease in the prime rate in an amount equal to such increase or decrease in the prime rate; each change to be effective as of the day of the change in such rate. Interest shall be (i) calculated on the basis of a 360 day year, and (ii) payable monthly, in arrears, commencing on July 1, 2004 and on the first business day of each consecutive calendar month thereafter until the Maturity Date (and on the Maturity Date), whether by acceleration or otherwise (each, a "REPAYMENT DATE").

         1.1 (b) Interest Rate Adjustment. The Interest Rate shall be calculated on the last business day of each month hereafter until the Maturity Date (each a "Determination Date") and shall be subject to adjustment as set forth herein. If
(i) the Borrower shall have registered the shares of the Borrower's common stock underlying each of the conversion of the Note and that certain warrant issued to Holder on a registration statement declared effective by the Securities and Exchange Commission (the "SEC"), and (ii) the market price (the "Market Price") of the Common Stock as reported by Bloomberg, L.P. on the Principal Market (as defined below) for the five (5) trading days immediately preceding a Determination Date exceeds the then applicable Fixed Conversion Price by at least twenty five percent (25%), the Interest Rate for the succeeding calendar month shall automatically be reduced by 200 basis points (200 b.p.) (2.0.%) for each incremental twenty five percent (25%) increase in the Market Price of the Common Stock above the then applicable Fixed Conversion Price. If (i) the Borrower shall not have registered the shares of the Borrower's common stock underlying the conversion of the Note and that certain warrant issued to Holder on a registration statement declared effective by the SEC and which remains effective, and (ii) the Market Price of the Common Stock as reported by
Bloomberg, L.P. on the principal market for the five (5) trading days immediately preceding a Determination Date exceeds the then applicable Fixed Conversion Price by at least twenty five percent (25%), the Interest Rate for the succeeding calendar month shall automatically be decreased by 100 basis points (100 b.p.) (1.0.%) for each incremental twenty five percent (25%) increase in the Market Price of the Common Stock above the then applicable Fixed Conversion Price. In no event shall the Interest Rate be less than zero percent (0%).

         1.2 Minimum Monthly Principal Payments. Amortizing payments of the aggregate principal amount outstanding under this Note at any time (the "PRINCIPAL AMOUNT") shall begin on December 1, 2004 and shall recur on the first business day of each succeeding month thereafter until the Maturity Date (each, an "AMORTIZATION DATE"). Subject to Article 3 below, beginning on the first Amortization Date, the Borrower shall make monthly payments to the Holder on each Repayment Date, each in the amount of $90,909.09, together with any accrued and unpaid interest to date on such portion of the Principal Amount plus any and all other amounts which are then owing under this Note, the Purchase Agreement or any other Related Agreement but have not been paid (collectively, the "MONTHLY AMOUNT"). Any Principal Amount that remains outstanding on the Maturity Date shall be due and payable on the Maturity Date.

                                   ARTICLE II
                              CONVERSION REPAYMENT

         2.1 (a) Payment of Monthly Amount in Cash or Common Stock. Each month by the fifth (5th) business day prior to each Amortization Date (the "NOTICE DATE"), the Holder shall deliver to Borrower a written notice in the form of Exhibit B attached hereto converting the Monthly Amount payable on the next Repayment Date in either cash or Common Stock, or a combination of both (each, a "REPAYMENT NOTICE"). If a Repayment Notice is not delivered by the Holder on or before the applicable Notice Date for such Repayment Date, then the Borrower shall pay the Monthly Amount due on such Repayment Date in cash. Any portion of the Monthly Amount paid in cash on a Repayment Date, shall be paid to the Holder an amount equal to 102% of the principal portion of the Monthly Amount due and owing to Holder on the Repayment Date. If the Holder converts all or a portion of the Monthly Amount in shares of Common Stock as provided herein, the number of such shares to be issued by the Borrower to the Holder on such Repayment Date shall be the number determined by dividing (x) the portion of the Monthly Amount to be paid in shares of Common Stock, by (y) the then applicable Fixed Conversion Price. For purposes hereof, the initial "FIXED CONVERSION PRICE" means $0.70.

         (b) Monthly Amount Conversion Guidelines. Subject to Sections 2.1(a), 2.2, and 3.2 hereof, the Holder shall convert all or a portion of the Monthly Amount due on each Repayment Date in shares of Common Stock if the average closing price of the Common Stock as reported by Bloomberg, L.P. on the Principal Market for the five (5) trading days immediately preceding such

Repayment Date was greater than or equal to 110% of the Fixed Conversion Price, provided, however, that such conversions shall not exceed twenty five percent (25%) of the aggregate dollar trading volume of the Common Stock for the five
(5) day trading period immediately preceding delivery of a Notice of Conversion to the Borrower. Any part of the Monthly Amount due on a Repayment Date that the Holder has not converted into shares of Common Stock shall be paid by the Borrower in cash on such Repayment Date. Any part of the Monthly Amount due on such Repayment Date which must be paid in cash (as a result of the closing price of the Common Stock on one or more of the five (5) trading days preceding the applicable Repayment Date being less than 110% of the Fixed Conversion Price) shall be paid in cash at the rate of 102% of the Monthly Amount otherwise due on such Repayment Date, within three (3) business days of the applicable Repayment Date.

         2.2 No Effective Registration. Notwithstanding anything to the contrary herein, none of the Borrower's obligations to the Holder may be converted into Common Stock unless (i) either (x) an effective current Registration Statement (as defined in the Registration Rights Agreement) covering the shares of Common Stock to be issued in connection with satisfaction of such obligations exists or
(y) an exemption from registration of the Common Stock is available to pursuant to Rule 144 of the Securities Act and (ii) no Event of Default hereunder exists and is continuing, unless such Event of Default is cured within any applicable cure period or is otherwise waived in writing by the Holder in whole or in part at the Holder's option.

         2.3 Optional Redemption in Cash. The Borrower will have the option of prepaying this Note ("OPTIONAL REDEMPTION") by paying to the Holder a sum of money equal to one hundred twenty percent (120%) of the principal amount of this Note together with accrued but unpaid interest thereon and any and all other sums due, accrued or payable to the Holder arising under this Note, the Purchase Agreement, or any Related Agreement (the "REDEMPTION AMOUNT") outstanding on the day written notice of redemption (the "NOTICE OF REDEMPTION") is given to the Holder. The Notice of Redemption shall specify the date for such Optional Redemption (the "REDEMPTION PAYMENT DATE") which date shall be seven (7) business days after the date of the Notice of Redemption (the "REDEMPTION PERIOD"). A Notice of Redemption shall not be effective with respect to any portion of this Note for which the Holder has a pending election to convert pursuant to Section 3.1, or for conversions initiated or made by the Holder pursuant to Section 3.1 during the Redemption Period. The Redemption Amount shall be determined as if such Holder's conversion elections had been completed immediately prior to the date of the Notice of Redemption. On the Redemption Payment Date, the Redemption Amount must be paid in good funds to the Holder. In the event the Borrower fails to pay the Redemption Amount on the Redemption Payment Date as set forth herein, then such Redemption Notice will be null and void.

                                   ARTICLE III
                                CONVERSION RIGHTS

         3.1. Holder's Conversion Rights. The Holder shall have the right, but not the obligation, to convert all or any portion of the then aggregate outstanding principal amount of this Note, together with interest and fees due hereon, into shares of Common Stock subject to the terms and conditions set forth in this Article III. The Holder may exercise such right by delivery to the Borrower of a written notice of conversion not less than one (1) day prior to the date upon which such conversion shall occur.

         3.2 Conversion Limitation. Notwithstanding anything contained herein to the contrary, the Holder shall not be entitled to convert pursuant to the terms of this Note an amount that would be convertible into that number of Conversion Shares which would exceed the difference between the number of shares of Common Stock beneficially owned by such Holder or issuable upon exercise of warrants held by such Holder and 4.99% of the outstanding shares of Common Stock of the Borrower. For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Exchange Act and Regulation 13d-3 thereunder. The Holder may void the Conversion Share limitation described in this Section 3.2 upon 75 days prior notice to the Borrower or without any notice requirement upon an Event of Default.

         3.3 Mechanics of Holder's Conversion. (a) In the event that the Holder elects to convert this Note into Common Stock, the Holder shall give notice of such election by delivering an executed and completed notice of conversion ("NOTICE OF CONVERSION") to the Borrower and such Notice of Conversion shall provide a breakdown in reasonable detail of the Principal Amount, accrued interest and fees being converted. On each Conversion Date (as hereinafter defined) and in accordance with its Notice of Conversion, the Holder shall make the appropriate reduction to the Principal Amount, accrued interest and fees as entered in its records and shall provide written notice thereof to the Borrower within two (2) business days after the Conversion Date. Each date on which a Notice of Conversion is delivered or telecopied to the Borrower in accordance with the provisions hereof shall be deemed a Conversion Date (the "CONVERSION DATE"). A form of Notice of Conversion to be employed by the Holder is annexed hereto as Exhibit A. (a)

         (b) Pursuant to the terms of the Notice of Conversion, the Borrower will issue instructions to the transfer agent accompanied by an opinion of counsel within one (1) business day of the date of the delivery to Borrower of the Notice of Conversion and shall cause the transfer agent to transmit the certificates representing the Conversion Shares to the Holder by crediting the account of the Holder's designated broker with the Depository Trust Corporation ("DTC") through its Deposit Withdrawal Agent Commission ("DWAC") system within three (3) business days after receipt by the Borrower of the Notice of Conversion (the "DELIVERY DATE"). In the case of the exercise of the conversion rights set forth herein the conversion privilege shall be deemed to have been exercised and the Conversion Shares issuable upon such conversion shall be deemed to have been issued upon the date of receipt by the Borrower of the Notice of Conversion. The Holder shall be treated for all purposes as the record holder of such Common Stock, unless the Holder provides the Borrower written instructions to the contrary.

         3.4 Conversion Mechanics.

         (a) The number of shares of Common Stock to be issued upon each conversion of this Note shall be determined by dividing that portion of the principal and interest and fees to be converted, if any, by the then applicable Fixed Conversion Price. In the event of any conversions of outstanding principal amount under this Note in part pursuant to this Article III, such conversions shall be deemed to constitute conversions of outstanding principal amount applying to Monthly Amounts for the remaining Repayment Dates in chronological order. By way of example, if the original principal amount of this Note is $200,000 and the Holder converted $0 of such original principal amount prior to the first Repayment Date, then (1) the principal amount of the Monthly Amount due on the first Repayment Date would equal $0, (2) the principal amount of the

Monthly Amount due on the second Repayment Date would equal $ and (3) the principal amount of the Monthly Amount due on the third Repayment Dates would be $18,181.81.

         (b) The Fixed Conversion Price and number and kind of shares or other securities to be issued upon conversion is subject to adjustment from time to time upon the occurrence of certain events, as follows:

         A. Stock Splits, Combinations and Dividends. If the shares of Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, or if a dividend is paid on the Common Stock in shares of Common Stock, the Fixed Conversion Price or the Conversion Price, as the case may be, shall be proportionately reduced in case of subdivision of shares or stock dividend or proportionately increased in the case of combination of shares, in each such case by the ratio which the total number of shares of Common Stock outstanding immediately after such event bears to the total number of shares of Common Stock outstanding immediately prior to such event.

         B. During the period the conversion right exists, the Borrower will reserve from its authorized and unissued Common Stock a sufficient number of shares to provide for the issuance of Common Stock upon the full conversion of this Note. The Borrower represents that upon issuance, such shares will be duly and validly issued, fully paid and non-assessable. The Borrower agrees that its issuance of this Note shall constitute full authority to its officers, agents, and transfer agents who are charged with the duty of executing and issuing stock certificates to execute and issue the necessary certificates for shares of Common Stock upon the conversion of this Note.

         C. Share Issuances. Subject to the provisions of this Section 3.4, if the Borrower shall at any time prior to the conversion or repayment in full of the Principal Amount issue any shares of Common Stock or securities convertible into Common Stock to a person other than the Holder (except (i) pursuant to Subsections A or B above; (ii) pursuant to options, warrants, or other obligations to issue shares outstanding on the date hereof as disclosed to Holder in writing; or (iii) pursuant to options that may be issued under any employee incentive stock option and/or any qualified stock option plan adopted by the Borrower) for a consideration per share (the "Offer Price") less than the Fixed Conversion Price in effect at the time of such issuance, then the Fixed Conversion Price shall be immediately reset to such lower Offer Price at the time of issuance of such securities.

         D. Reclassification, etc. If the Borrower at any time shall, by reclassification or otherwise, change the Common Stock into the same or a different number of securities of any class or classes, this Note, as to the unpaid Principal Amount and accrued interest thereon, shall thereafter be deemed to evidence the right to purchase an adjusted number of such securities and kind of securities as would have been issuable as the result of such change with respect to the Common Stock immediately prior to such reclassification or other change.

         3.5 Issuance of New Note. Upon any partial conversion of this Note, a new Note containing the same date and provisions of this Note shall, at the request of the Holder, be issued by the Borrower to the Holder for the principal balance of this Note and interest which shall not have been converted or paid.

The Borrower will pay no costs, fees or any other consideration to the Holder for the production and issuance of a new Note.

                                   ARTICLE IV
                                EVENTS OF DEFAULT

           Upon the occurrence and continuance of an Event of Default beyond any applicable grace period, the Holder may make all sums of principal, interest and other fees then remaining unpaid hereon and all other amounts payable hereunder immediately due and payable. In the event of such an acceleration, within five
(5) days after written notice from Holder to Borrower (each occurrence being a "DEFAULT NOTICE PERIOD") the amount due and owing to the Holder shall be 130% of the outstanding principal amount of the Note (plus accrued and unpaid interest and fees, if any) (the "DEFAULT PAYMENT"). If, with respect to any Event of Default, the Borrower cures the Event of Default, the Event of Default will be deemed to no longer exist and any rights and remedies of Holder pertaining to such Event of Default will be of no further force or effect. The Default Payment shall be applied first to any fees due and payable to Holder pursuant to the Note or the Related Agreements, then to accrued and unpaid interest due on the Note and then to outstanding principal balance of the Note.

         The occurrence of any of the following events set forth in Sections 4.1 through 4.10, inclusive, is an "EVENT OF DEFAULT":

         4.1 Failure to Pay Principal, Interest or other Fees. The Borrower fails to pay when due any installment of principal, interest or other fees hereon in accordance herewith, or the Borrower fails to pay when due any amount due under any other promissory note issued by Borrower, and in any such case, such failure shall continue for a period of three (3) days following the date upon which any such payment was due.

         4.2 Breach of Covenant. The Borrower breaches any covenant or other term or condition of this Note, the Purchase Agreement or any Related Agreement in any material respect and such breach, if subject to cure, continues for a period of fifteen (15) days after the occurrence thereof.

         4.3 Breach of Representations and Warranties. Any representation or warranty of the Borrower made herein, in the Purchase Agreement, or in any Related Agreement shall be false or misleading in any material respect on the date that such representation or warranty was made or deemed made.

         4.4 Receiver or Trustee. The Borrower shall make an assignment for the benefit of creditors, or apply for or consent to the appointment of a receiver or trustee for it or for a substantial part of its property or business; or such a receiver or trustee shall otherwise be appointed.

         4.5 Judgments. Any money judgment, writ or similar final process shall be entered or filed against the Borrower or any of its property or other assets for more than $50,000, and shall remain unvacated, unbonded or unstayed for a period of thirty (30) days.

         4.6 Bankruptcy. Bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings or relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Borrower.

         4.7 Stop Trade. An SEC stop trade order or Principal Market trading suspension of the Common Stock shall be in effect for five (5) consecutive days or five (5) days during a period of ten (10) consecutive days, excluding in all cases a suspension of all trading on a Principal Market, provided that the Borrower shall not have been able to cure such trading suspension within thirty
(30) days of the notice thereof or list the Common Stock on another Principal Market within sixty (60) days of such notice. The "Principal Market" for the Common Stock shall include the NASD OTC Bulletin Board, NASDAQ SmallCap Market, NASDAQ National Market System, American Stock Exchange, or New York Stock Exchange (whichever of the foregoing is at the time the principal trading exchange or market for the Common Stock, or any securities exchange or other securities market on which the Common Stock is then being listed or traded.

         4.8 Failure to Deliver Common Stock or Replacement Note. The Borrower shall fail (i) to timely deliver Common Stock to the Holder pursuant to and in the form required by this Note, and Section 9 of the Purchase Agreement, if such failure to timely deliver Common Stock shall not be cured within two (2) business days or (ii) to deliver a replacement Note to Holder within seven (7) business days following the required date of such issuance pursuant to this Note, the Purchase Agreement or any Related Agreement (to the extent required under such agreements).

         4.9 Default Under Related Agreements or Other Agreements. The occurrence and continuance of any Event of Default as defined in the Related Agreements or any event of default (or similar term) under any other indebtedness.

         4.10 Change in Control. The occurrence of a change in the controlling ownership of the Company.

                           DEFAULT RELATED PROVISIONS

         4.11 Payment Grace Period. Following the occurrence and continuance of an Event of Default beyond any applicable cure period hereunder, the Borrower shall pay the Holder a default interest rate of two percent (2%) per month on all amounts due and owing under the Note,, which default interest shall be payable upon demand.

         4.12  Conversion  Privileges.  The  conversion  privileges set forth in
Article III shall remain in full force and effect immediately from the date hereof and until this Note is paid in full.

         4.13 Cumulative Remedies. The remedies under this Note shall be cumulative.

                                    ARTICLE V
                                  MISCELLANEOUS

         5.1 Failure or Indulgence Not Waiver. No failure or delay on the part of the Holder hereof in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any other right, power or privilege. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

         5.2 Notices. Any notice herein required or permitted to be given shall be in writing and shall be deemed effectively given: (a) upon personal delivery to the party notified, (b) when sent by confirmed telex or facsimile if sent during normal business hours of the recipient, if not, then on the next business day, (c) five days after having been sent by registered or certified mail, return receipt requested, postage prepaid, or (d) one day after deposit with a nationally recognized overnight courier, specifying next day delivery, with written verification of receipt. All communications shall be sent to the Borrower at the address provided in the Purchase Agreement executed in connection herewith, and to the Holder at the address provided in the Purchase Agreement for such Holder, with a copy to John E. Tucker, Esq., 825 Third Avenue, 14th Floor, New York, New York 10022, facsimile number (212) 541-4434, or at such other address as the Borrower or the Holder may designate by ten days advance written notice to the other parties hereto. A Notice of Conversion shall be deemed given when made to the Borrower pursuant to the Purchase Agreement.

         5.3 Amendment Provision. The term "Note" and all reference thereto, as used throughout this instrument, shall mean this instrument as originally executed, or if later amended or supplemented, then as so amended or supplemented, and any successor instrument issued pursuant to Section 3.5 hereof, as it may be amended or supplemented.

         5.4 Assignability. This Note shall be binding upon the Borrower and its successors and assigns, and shall inure to the benefit of the Holder and its successors and assigns, and may be assigned by the Holder in accordance with the requirements of the Purchase Agreement. This Note shall not be assigned by the Borrower without the consent of the Holder.

         5.5 Governing Law. This Note shall be governed by and construed in accordance with the laws of the State of New York, without regard to principles of conflicts of laws. Any action brought by either party against the other concerning the transactions contemplated by this Agreement shall be brought only in the state courts of New York or in the federal courts located in the state of New York. Both parties and the individual signing this Note on behalf of the Borrower agree to submit to the jurisdiction of such courts. The prevailing party shall be entitled to recover from the other party its reasonable attorney's fees and costs. In the event that any provision of this Note is invalid or unenforceable under any applicable statute or rule of law, then such provision shall be deemed inoperative to the extent that it may conflict therewith and shall be deemed modified to conform with such statute or rule of law. Any such provision which may prove invalid or unenforceable under any law shall not affect the validity or unenforceability of any other provision of this Note. Nothing contained herein shall be deemed or operate to preclude the Holder from bringing suit or taking other legal action against the Borrower in any other jurisdiction to collect on the Borrower's obligations to Holder, to realize on any collateral or any other security for such obligations, or to enforce a judgment or other court in favor of the Holder.

         5.6 Maximum Payments. Nothing contained herein shall be deemed to establish or require the payment of a rate of interest or other charges in excess of the maximum permitted by applicable law. In the event that the rate of interest required to be paid or other charges hereunder exceed the maximum permitted by such law, any payments in excess of such maximum shall be credited against amounts owed by the Borrower to the Holder and thus refunded to the Borrower.

         5.7 Security Interest. The holder of this Note has been granted a security interest in certain assets of the Borrower more fully described in a Security Agreement dated as of the date hereof.

         5.8 Construction. Each party acknowledges that its legal counsel participated in the preparation of this Note and, therefore, stipulates that the rule of construction that ambiguities are to be resolved against the drafting party shall not be applied in the interpretation of this Note to favor any party against the other.

         5.9 Cost of Collection. If default is made in the payment of this Note, the Borrower shall pay to Holder reasonable costs of collection, including reasonable attorney's fees.


       [Balance of page intentionally left blank; signature page follows.]

         IN WITNESS WHEREOF, the Borrower has caused this Convertible Term Note to be signed in its name effective as of this 11th day of June, 2004.


                                           MITEK SYSTEMS, INC.


                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

WITNESS:


-------------------------------

                                    EXHIBIT A

                              NOTICE OF CONVERSION

 (To be executed by the Holder in order to convert all or part of the Note into
                                  Common Stock

[Name and Address of Holder]


The Undersigned hereby converts $_________ of the principal due on [specify applicable Repayment Date] under the Convertible Term Note issued by MITEK SYSTEMS, INC. dated June __, 2004 by delivery of Shares of Common Stock of MITEK SYSTEMS, INC. on and subject to the conditions set forth in Article III of such Note.

1.       Date of Conversion         _______________________

2.       Shares To Be Delivered:    _______________________


                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------


                                    EXHIBIT B

                                CONVERSION NOTICE

   (To be executed by the Holder in order to convert all or part of a Monthly
                           Amount into Common Stock)

[Name and Address of Holder]


Holder hereby converts $_________ of the Monthly Amount due on [specify applicable Repayment Date] under the Convertible Term Note issued by MITEK SYSTEMS, INC. dated _______, 200__ by delivery of Shares of Common Stock of MITEK SYSTEMS, INC. on and subject to the conditions set forth in Article III of such Note.


1.       Fixed Conversion Price:    $_______________________

2.       Amount to be paid:         $_______________________

3.       Shares To Be Delivered (2 divided by 1):  _____________________

4.       Cash payment to be made by Borrower :    $_____________________



Date: ____________                         LAURUS  MASTER FUND, LTD.

                                           By:
                                              ----------------------------------
                                           Name:
                                                --------------------------------
                                           Title:
                                                 -------------------------------

                               MITEK SYSTEMS, INC.
                            FORM 10-Q CERTIFICATIONS

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


Dated: August 12, 2004                       By: /s/  James B. DeBello
                                                 ------------------------
                                                 James B. DeBello
                                                 President and
                                                 Chief Executive Officer

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


Dated: August 12, 2004                       By: /s/  John M. Thornton
                                                 ------------------------
                                                 John M. Thornton
                                                 Chairman of the Board and
                                                 Chief Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, James B. DeBello, President and Chief Executive Officer of Mitek Systems, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:


(1) the Registrant's Quarterly Report on Form 10-Q of the Registrant for the period ended June 30, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: August 12, 2004                     By:  /s/  James B. DeBello
                                               -------------------------
                                               James B. DeBello
                                               President and
                                               Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, John M. Thornton, Chairman of the Board and Chief Financial Officer of Mitek Systems, Inc. (the "Registrant"), do hereby certify pursuant to Rule 15d-14(b) of the Securities and Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code that:

(1) the Registrant's Quarterly Report on Form 10-Q of the Registrant for the period ended June 30, 2004 (the "Report"), to which this statement is filed as an exhibit, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Registrant.

Dated: August 12, 2004                     By: /s/  John M. Thornton
                                               ------------------------
                                               John M. Thornton
                                               Chairman of the Board and
                                               Chief Financial Officer