Form 10-Q/A
period 2004-06-30
MITEK SYSTEMS INC
filed 2005-01-13
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q/A
AMENDMENT NO. 1

(Mark One)

|X|      Amended Quarterly Report Pursuant to Section 13 or 15(d)
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

14145 Danielson St, Ste B, Poway, California 92064

(Address of principal executive offices)(Zip Code)

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

Yes |X|   No |_| .

There were 11,389,481 shares outstanding of the registrant's Common Stock as of December 3, 2004.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act)

Yes |_|    No   |X|.

MITEK SYSTEMS, INC.
FORM 10-QA

For the Quarter Ended June 30, 2004

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page
a)	Balance Sheets
	As of June 30, 2004 and September 30, 2003 (unaudited)	1

b)	Statements of Operations
	for the Three and Nine Months Ended June 30, 2004 and 2003 (unaudited)	2

c)	Statements of Cash Flows
	for the Nine Months Ended June 30, 2004 and 2003 (unaudited)	3

d)	Notes to Financial Statements (unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13
Item 4.	Controls and Procedures	14

Part II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	Exhibits and Reports on Form 8-K	14

Signature	16

EXPLANATORY NOTE

        Mitek Systems, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2004 that was originally filed on August 16, 2004 (the "10-Q"), to reflect the restatement of our financial statements (the "Restatement"). The Restatement reflects adjustments recognized in the quarter, which also affects current and long-term liabilities and stockholders' equity at or for the three and nine months ended June 30, 2004. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 10 to the Financial Statements.

         For the convenience of the reader, this Amendment No. 1 amends in its entirety the 10-Q. This Amendment No. 1 continues to speak as of the date of the 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the 10-Q.

         The following sections of this Quarterly Report on Form 10-Q/A have been revised from the 10-Q:

Item 1 - Financial Statements
Item 2 - Management's Discussion and Analysis or Plan of Financial Condition and Results of Operations
Item 4 - Controls and Procedures

PART 1: ITEM 1. FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEETS
(UNAUDITED)
	June 30, 2004	September 30,
	As restated	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,719,226	$1,819,102
Accounts and notes receivable-net of allowances of	1,439,659	2,900,693
$325,697 and $253,697, respectively
Note receivable - related party	146,245	195,623
Inventories	18,516	43,182
Prepaid expenses and other assets	181,213	84,167
Total current assets	4,504,859	5,042,767

PROPERTY AND EQUIPMENT-net	119,370	321,029
OTHER ASSETS	31,746	279,985
TOTAL ASSETS	$4,655,975	$5,643,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$477,175	$881,032
Accrued payroll and related taxes	537,581	690,388
Deferred revenue	646,220	884,917
Liabilities in excess of assets held for sale	376,516	0
Other accrued liabilities	272,060	245,818
Warrants-liability	367,887	0
Current portion of Convertible Debt
net of unamortized financing costs of $347,090 (2004)	289,273	0
Total current liabilities	2,966,712	2,702,155

LONG-TERM LIABILITIES:
Convertible debt - net of unamortized
financing costs of $679,719 (2004)	1,683,918	0
Deferred rent	15,538	16,135
Deferred revenue	0	318,826
Long-term payable	8,539	34,194
Total long-term liabilities	1,707,995	369,155
TOTAL LIABILITIES	4,674,707	3,071,310

STOCKHOLDERS' EQUITY(DEFICIT):

Common stock - $.001 par value; 20,000,000
shares authorized; 11,389,481 and 11,185,282
issued and outstanding at June 30, 2004
and September 30, 2003, respectively	11,389	11,185
Additional paid-in capital	10,064,911	9,327,736
Accumulated deficit	(10,095,032)	(6,766,450)
Net stockholders' equity (deficit)	(18,732)	2,572,471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,655,975	$5,643,781

See notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2004	2003	2004	2003
	AS RESTATED		AS RESTATED

SALES
Software	$389,440	$1,479,956	$2,024,455	$6,609,543
Hardware	85,016	1,107,197	858,571	1,960,078
Professional services, education and other	513,012	454,585	1,817,403	1,301,359
NET SALES	987,468	3,041,738	4,700,429	9,870,980

COSTS AND EXPENSES:
Cost of sales - Software	141,573	218,970	468,947	740,026
Cost of sales - Hardware	71,227	923,462	804,159	2,083,305
Cost of sales - Prof. Services, education and other	158,585	249,742	620,303	675,771
Operations	326,343	431,638	1,065,035	1,291,633
Selling and marketing	449,742	1,101,175	1,571,762	2,908,291
Research and development	644,090	556,245	1,811,606	1,680,478
General and administrative	613,914	517,179	1,673,589	1,355,523
Total costs and expenses	2,405,474	3,998,411	8,015,401	10,735,027

OPERATING LOSS	(1,418,006)	(956,673)	(3,314,972)	(864,047)

Other income (expense) - net	(17,556)	3,645	(10,600)	7,586

LOSS BEFORE INCOME TAXES	(1,435,562)	(953,028)	(3,325,572)	(856,461)

PROVISION FOR INCOME TAXES	457	380	3,007	10,355

NET LOSS	$(1,436,019)	$(953,408)	$(3,328,579)	$(866,816)

NET LOSS PER SHARES - BASIC AND DILUTED	$(0.13)	$(0.09)	$(0.29)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC AND DILUTED	11,389,481	11,156,437	11,340,979	11,144,660

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - DILUTED	11,389,481	11,156,437	11,340,979	11,144,660

See notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2004	2003
	AS RESTATED
OPERATING ACTIVITIES
Net loss	$(3,328,579)	$(866,816)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	340,996	336,969
Provision for bad debts	72,000	75,000
Loss on disposal of property and equipment	2,113	986
Provision for sales returns & allowances	104,090	153,000
Fair value of stock options granted to non-employees	10,776	2,823
Amortization of debt discount	14,462	0
Changes in operating assets and liabilities:
Accounts receivable	1,389,034	803,827
Inventory, prepaid expenses, and other assets	79,745	(136,991)
Accounts payable	(403,857)	(222,575)
Accrued payroll and related taxes	(152,807)	324,900
Long-term payable	(25,655)	(25,655)
Deferred revenue	(557,523)	392,214
Liabilities in excess of assets held for sale	376,516	0
Other accrued liabilities	(78,446)	(14,147)
Net cash provided by (used in) operating activities	(2,157,135)	823,535

INVESTING ACTIVITIES
Purchases of property and equipment	(45,339)	(180,067)
Proceeds from sale of property and equipment	0	1,203
Payment (advances) on related party note receivable-net	49,378	(8,517)
Net cash provided by (used in) investing activities	4,039	(187,381)

FINANCING ACTIVITIES
Proceeds from borrowings	0	360,000
Repayment of borrowings	0	(360,000)
Proceeds from convertible debt	3,000,000	0
Deferred costs related to convertible debt	(151,000)	0
Proceeds from exercise of stock options	204,220	19,201
Net cash provided by financing activities	3,053,220	19,201

NET INCREASE IN CASH AND CASH EQUIVALENTS	900,124	655,355

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,819,102	760,416

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,719,226	$1,415,771

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$18,510	$6,736
Cash paid for income taxes	$3,007	$10,355

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

Options issued in exchange for services	$10,776	$2,823
Warrants issued in connection with financing	$367,887	$0
Beneficial conversion feature of convertible debt	$522,384	$0
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

The operations from Fiscal 2003 and the nine months ended June 30, 2004 have resulted in significant operating losses. The Company has managed its cash requirements for this period principally from cash generated from operations, though the last quarter saw the Company address its cash requirements by issuing Convertible Debt as discussed in Note 6 of the accompanying financial statements. Additionally, the Company reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland in the transactions discussed in Note 9 of the accompanying financial statements.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in December 2003. The Company has no variable interest entities.

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

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net income/loss per share information):

	Three months ended June 30		Nine months ended June 30
	2004	2003	2004	2003
Net loss as reported	$(1,436)	$(953)	$(3,329)	$(867)
Net loss pro forma	(1,532)	(968)	(3,617)	(1,507)
Net loss per share as reported	(.13)	(.09)	(.29)	(.08)
Net loss per share pro forma	(.13)	(.09)	(.32)	(.14)

4.  Revolving Line of Credit

On February 19, 2003 the Company revised its working capital revolving line of credit with First National Bank. This line required interest to be paid at prime plus 1 percentage point, and was subject to a limit on maximum available borrowings of $750,000.  The Company had no borrowings under the working capital line of credit on September 30, 2003.  This credit line was subject to a net worth covenant whereby the Company was required to maintain a tangible net worth of $2,000,000 in order to use the credit line.  The loss sustained during the quarter ended December 31, 2003 caused the Company’s net worth to fall to $1,602,000. Though the Company had no borrowings under the credit line as of December 31, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). This Convertible Note is described in Note 6 of the financial statements The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company’s line of Credit with First National Bank was cancelled.

5.  Product Revenues - Below is a summary of the revenues by product lines.

	Three Months Ended June 30		Nine Months Ended June 30
Revenue	2004	2003	2004	2003
(000’s)
Recognition Toolkits	$330	$453	$1,568	$4,071
Check Image Solutions	197	2,298	1,406	4,490
Document and Image Processing Solutions	65	40	420	611
Maintenance and other	395	251	1,306	699
Total Revenue	$987	$3,042	$4,700	$9,871

6.   Issuance of Convertible Debt

On June 11, 2004, the Company secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6% as of December 2, 2004) and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the Company's common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 17.6%

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of the Company's common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then the Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt financing costs of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. On October 4, 2004 the Company filed the registration statement with the Securities and Exchange Commission and the registration statement remains pending as of the date of this report. Amortization of the debt financing costs through June 30, 2004 was $9,476.

To secure the payment of all obligations, the Company entered into a Master Security Agreement which assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by the Company or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909.09, together with any accrued and unpaid interest to date. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.70 per share.

A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the Secured Note and warrants so as to permit the public resale thereof (See Note 8). Liquidated damages of 2% of the Secured Note balance per month accrue if stipulated deadlines are not met. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004.

The following table reflects the Convertible Debt at June 30, 2004:

Convertible Debt	$3,000,000
Deferred financing costs	(1,026,809)
1,973,191
Less: Current Portion	(289,273)
$1,683,918

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/05	$909,091
Year ended 9/30/06	1,090,909
Year ended 9/30/07	$1,000,000

7.   Warrant Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($367,887).

8.   Subsequent Events

On July 7, 2004, the Company entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of the Company’s trade assets relating to its Item Processing line of business. In addition, HFS assumed the trade liabilities and hired certain of the Company’s personnel relating to this line of business. In connection with this transaction, the Company entered into a reseller agreement wherein HFS will be the exclusive reseller of this line of business. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. Under the agreement with HFS, the Company may receive additional consideration from HFS should certain contractual issues be resolved, but no assurance can be made this will occur.

Prior to the end of the Fiscal 2004, the Company incurred a penalty to Laurus Funds for failing to register the securities underlying the Debt Instrument described in Note 7. The amount of the penalty was $208,000. This amount is shown as interest expense in the Financial Statements for the year ended September 30, 2004. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by the Company to be $77,925, using a Black-Scholes option pricing model.

Subsequent to the end of Fiscal 2004, the Company was approached by the Principal Shareholder of Mitek Systems, Ltd, who offered to repurchase the Company’s interest. In exchange for a cash payment of $150,000 and the cancellation of the stock options granted the principal, the Company agreed to exchange the shares held and the note outstanding, including accrued and unpaid interest. Mitek Systems, Ltd also agreed to cease using the Company’s trade name and entered into a reseller agreement on terms similar to other resellers unrelated to the Company.

9.  Liabilities in Excess of Assets Held for Sale

    Certain assets and liabilities of the Company’s CheckQuest product line have been classified as held for sale at June 30, 2004. The Components of these liabilities in excess of assets held for sale at June 30, 2004 are as follows:

Accounts Payable	$6,916
Deferred Revenue	940,213
Customer Deposits	40,198
Other Liabilities	688
Accounts Receivable	-453,436
Fixed Assets (Net of Accumulated Depreciation)	-91,187
Prepaid Licenses	-60,938
Other Assets	-5,938
Liabilities in Excess of Assets	$376,516

10. Restatement

        In December 2004, the Company discovered an error resulting in an adjustment relating to (i) the warrants issued to Laurus in connection with our issuance to Laurus of convertible secured notes were incorrectly accounted for as equity, rather than as a liability; and (ii) the beneficial conversion feature of the convertible secured notes were incorrectly accounted for in our financial statements for the quarter ended June 30, 2004.  Our financial statements contained in this Report have been restated to reflect our such changes.  A summary of the significant effects of the restatement is as follows:

        As restated, our originally stated interest expense of $12,570 for the quarter ended June 30, 2004 should have been reported as approximately $5,000 greater, or $17,556.  Our net loss of $1,431,027 for the quarter ended June 30, 2004 should have been reported as approximately $5,000 greater or $1,436,019.

        As restated, the liability associated with our warrants issued to Laurus should have been reflected as of June 30, 2004 as approximately $370,000.  The current portion of convertible debt net of unamortized financing costs should have been reflected as of June 30, 2004 as approximately $289,000.  Accordingly, our originally stated current liabilities as of June 30, 2004 of approximately $2,310,000 should have been reported as approximately $660,000 greater or approximately $2,967,000. Our originally stated total liabilities as of June 30, 2004 of approximately $4,661,000 should have been reported as approximately $14,000 greater or $4,675,000. Our originally stated equity of $(5,000) as of June 30, 2004 should have been reported as approximately $14,000 less or $(19,000).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company’s markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company’s inability to retain or renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xiii) inability to successfully carry out marketing and sales plans, including the Company’s strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

The Company’s strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology. In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions. The Company also seeks to penetrate additional markets for its Document and Image Processing Solutions by taking advantage of specific vertical applications which lend themselves to this type of labor-saving technology. The Company has also taken steps to generate working capital, including in June entering into a $3,000,000 promissory note with Laurus Master Fund, Ltd and in July divesting to Harland Financial Solutions (“HFS”) certain assets and liabilities associated with the Company’s Item Processing line of business and entering into an exclusive reselling relationship with HFS for the Item Processing line of business. The arrangement with HFS generated working capital, while at the same time reduced ongoing personnel and overhead expenses.

Management presumes that users of these interim financial statements and information have read or have access to the discussion and analysis for the preceding fiscal year. See also Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Audited Financial Statements for the year ended September 30, 2003 included in the Company’s Form 10-K.

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

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involve significant estimations with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions. As the Company’s stock is thinly traded, the estimates, which are based partly on historical pricing of the Company’s stock, may not represent fair value, but the Company believes it is presently the best form of estimating objective fair value.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2004 and 2003

Net Sales.  Net sales for the three-month period ended June 30, 2004 were $987,000, compared to $3,042,000 for the same period in 2003, a decrease of $2,055,000, or 68%. The decrease was primarily attributable to a 91% decrease in revenue from Check Image Solutions. The Company continued to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions. Though image acceptance is mandated by the passage of Check 21, imaging standards required under this legislation are not yet final. The Company also experienced substantial purchasing hesitancy from customers who expressed concern over the Company’s recent quarterly losses and the delisting of the Company’s stock from NASDAQ. Subsequent to the quarter ended June 30, 2004, the Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements. The Company also experienced a 27% decline in revenue associated with our recognition toolkits, the result of continued customer concern over the Company’s recent quarterly losses, and enterprise licenses signed during fiscal 2003 which will not renew until later in fiscal 2004.  Sales in the Document and Image Processing Solutions increased by 63%, primarily due to orders from two key resellers. Sales of Maintenance rose by 57%, reflecting the Company’s efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support.

Net sales for the nine-month period ended June 30, 2004 were $4,700,000, compared to $9,871,000 for the same period in 2003, a decrease of $5,171,000 or 52%. The decrease was primarily attributable to a 69% decrease in revenue from Check Image Solutions. The Company continued to experience delayed purchasing decisions, which we believe are due to continued customer hesitancy to adopt check imaging solutions. Though image acceptance is mandated by the passage of Check 21, imaging standards required under this legislation are not yet final. The Company also experienced substantial purchasing hesitancy from customers who expressed concern over the Company’s recent quarterly losses and the delisting of the Company’s stock from NASDAQ. Subsequent to the quarter ended June 30, 2004, the Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements. The Company also experienced a 61% decline in revenue associated with our recognition toolkits, the result of continued customer concern over the Company’s recent quarterly losses, and enterprise licenses signed during fiscal 2003 which will not renew until later in fiscal 2004.  Sales in the Document and Image Processing Solutions decreased by 31%. This is primarily due to the absence of a dedicated sales force for this product line, which the Company intends to put into place later during the 2004 fiscal year. Sales of Maintenance rose by 87%, reflecting the Company’s efforts to contact current and past customers to encourage the renewal of product support contracts. This has resulted in an increase in the installed base of customers purchasing product support.

Cost of Sales. Cost of sales for the three-month period ended June 30, 2004 was $371,000, compared to $1,392,000 for the same period in 2003, a decrease of $1,021,000 or 73%. Stated as a percentage of net sales, cost of sales decreased to 38% for the three-month period ended June 30, 2004 compared to 46% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company’s Checkquest product line, which typically carry higher costs, during the quarter, as compared to the same quarter in 2003. The decrease as a percentage of net sales is due to the product mix shifting from hardware installations to the Company’s software product lines, which typically carry higher margins.

Cost of sales for the nine-month period ended June 30, 2004 was $1,893,000, compared to $3,499,000 for the same period in 2003, a decrease of $1,606,000 or 46%. Stated as a percentage of net sales, cost of sales increased to 40% for the nine-month period ended June 30, 2004, compared to 35% for the same period in 2003. The dollar decrease in cost of sales is almost entirely due to reduced hardware installations related to the Company’s Checkquest product line, which typically carry higher costs. The increase as a percentage of net sales is due to the product mix of software sold shifting toward the Company’s Checkscript and QuickStrokes Premier Banking Edition products, each of which carries a royalty.

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

Research and development expenses for the nine-month period ended June 30, 2004 were $1,812,000, compared to $1,680,000 for the same period in 2003, an increase of $132,000 or 8%. Stated as a percentage of net sales, research and development expenses increased to 39% for the nine-month period ended June 30, 2004, compared to 17% for the same period in 2003. The dollar increase in expenses is the result of consultants engaged to complete two engineering projects, offset by the prior quarters’ reclassification of costs. Such costs, amounting to $92,000 were reclassified as costs of goods sold, and served to reduce research and development expense during the first quarter. The increase as a percentage of net sales for the three-month period is primarily attributable to the decrease in sales.

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

    Interest and Other Income (Expense) - Net.  Interest and other income (expense) for the three-month period ended June 30, 2004 was ($18,000), compared to $4,000 for the same period in 2003, a decrease of $22,000. Interest and other income (expense) for the nine-month period ended June 31, 2004 was ($10,000), compared to $8,000 for the same period in 2003, a decrease of $18,000. The decrease in net interest and other income (expense) for the period ended June 30, 2004 is primarily the result of the Company’s share of the net income from the Company’s affiliate, Mitek Systems, Ltd.

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

Net cash used by operating activities during the nine months ended June 30, 2004 was ($2,157,000). The primary use of cash from operating activities was the operating loss of ($3,329,000), a decrease in deferred revenue of ($557,000), a decrease in accounts payable of ($404,000), and a decrease in the accrued payroll and related taxes of ($153,000). The primary source of cash from operating activities was a decrease in accounts receivable of $1,389,000 and an increase in net liabilities held for sale of $377,000.

The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

During the nine months ended June 30, 2004, the Company also received cash of approximately $204,000 from financing activities in the form of proceeds from the exercise of stock options by employees and directors.

The Company's working capital and current ratio were $1,538,000 and 1.52, respectively, at June 30, 2004, and $2,341,000 and 1.87, respectively, at September 30, 2003. At June 30, 2004, total liabilities to equity ratio was -249.56 to 1 compared to 1.19 to 1 at September 30, 2003. As of June 30, 2004, total liabilities were increased by $1,603,000 as compared to September 30, 2003.

In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). The principal amount of the note was $3,000,000. Laurus can convert any portion of the principal outstanding to common stock at a fixed price per share of $.70 (Conversion Price) any time the market price of the Company’s common stock exceeds the Conversion Price by 10%. The note carries an interest rate of prime (as published in the Wall Street Journal) plus 1%, with monthly interest payments to be made by the Company. Principal repayments begin on December 1, 2004, and are ratable over a 36 month term. The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company’s line of Credit with First National Bank was cancelled. See Note 6.

There are no significant capital expenditures planned for the foreseeable future.

The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations, though the last quarter saw the Company address its cash requirements by issuing Convertible Debt. Additionally, the Company reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland. Although the Company’s strategy for fiscal 2004 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes it has sufficient cash on hand and will generate sufficient cash from operations to meet its requirements for the next 12 months.

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

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS No. 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 were initially to apply to variable interest entities created after January 31, 2003. The consolidation requirements were initially to apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. The FASB postponed implementation of FIN 46 in December 2003. The Company has no variable interest entities.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to certain market risks arising from adverse changes in interest rates, primarily due to the potential effect of such changes on the Company’s variable rate Convertible Note, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital.” The Company does not use interest rate derivative instruments to manage exposure to interest rate changes.

ITEM 4. CONTROLS AND PROCEDURES

    Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the year ended September 30, 2004 to timely alert them to material information relating to the Company required to be included in the Company's Exchange Act filings. Except as discussed in the following paragraph, there have been no changes in the Company's internal control over financial reporting subsequent to the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

In connection with the audit of the Company's financial statements for the year ended September 30, 2004, the Company identified that they had incorrectly accounted for (i) the beneficial conversion feature of the convertible promissory note issued to Laurus in the third quarter of fiscal 2004 and (ii) the categorization and recording of the warrants that were issued to Laurus in connection with the convertible promissory note issued to Laurus in the third quarter of fiscal 2004. We have determined that the incorrect accounting resulted from a "significant deficiency" in our internal controls over application of existing accounting principles to new transactions and financial reporting. Management has enhanced its internal controls and now believes that the significant deficiency has been remediated.

Changes in internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we identified certain deficiencies in our internal controls, for which, we have now enhanced the internal controls.  We now believe that the significant deficiency has been remedied.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

a.    Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
10.1	Securities Purchase Agreement dated June 11, 2004 between Mitek Systems, Inc. and Laurus Master Fund, Ltd.
10.2	Warrant Certificate issued in connection with receipt of proceeds from issuance of Promissory Note dated June 11, 2004
10.3	Security Agreement dated June 11, 2004 issued to Laurus Master Fund, Ltd.
10.4	Registration Rights Agreement dated June 11, 2004 between Mitek Systems, Inc. and Laurus Master Fund, Ltd.
10.5	10% Secured Convertible Term Note, dated June 11, 2004 issued to Laurus Master Fund, Ltd.
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer
31.2	Rule 13a-14(a) Certification of the Chief Financial Officer
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

b.	Reports on Form 8-K: No report on Form 8-K was filed by the Company during the three months ended June 30, 2004.

Form 8-K filed with the Securities and Exchange Commission on April 5, 2004, under Item 5 and Item 7 announced that the NASDAQ had scheduled a hearing date to consider the delisting of the common stock of Mitek Systems, Inc. from the NASDAQ SmallCap Market.

Form 8-K filed with the Securities and Exchange Commission on May 4 2004, under Item 7 and Item 12 announced Mitek Systems, Inc.’s financial results for the second fiscal quarter ended March 31, 2004.

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

MITEK SYSTEMS, INC.

Date: January 12, 2005	By:	/s/ James B. DeBello
James B. DeBello, President and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: January 12, 2005	By:	/s/ John M. Thornton
John M. Thornton, Chairman and Chief Financial Officer (Principal Financial Officer)

