Form 10-K
period 2004-09-30
MITEK SYSTEMS INC
filed 2005-01-13
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
(x)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 2004 or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
     Yes ☐ No ☒.

The aggregate market value of voting stock held by non-affiliates of the registrant was $9,272,751 as of March 31, 2004 (computed by reference to the last sale price of a share of the registrant's Common Stock on that date as reported by NASDAQ).

There were 11,389,481 shares outstanding of the registrant's Common Stock as of December 3, 2004.

Documents incorporated by reference in this report: Part II incorporates certain information by reference from the Annual Report to Stockholders for the year ended September 30, 2004. Part III incorporates certain information by reference from the Proxy Statement for the 2005 Annual Meeting of Stockholders.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2004

Index

Part I

Item 1	Business	3
Item 2	Properties	10
Item 3	Legal Proceedings	10
Item 4	Submission of Matters to a Vote of Security Holders	10
Item 4A	Executive Officers of the Registrant	10

Part II

Part III

Item 10	Directors and Executive Officers of the Registrant	44
Item 11	Executive Compensation	44
Item 12	Security Ownership of Certain Beneficial Owners and Management	45
Item 13	Certain Relationships and Related Transactions	45
Item 14	Principal Accounting Fees and Services	45

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	45
	Signatures	47

PART I

ITEM 1.    BUSINESS

GENERAL

This Form 10-K of Mitek Systems, Inc. (the “Company”) contains forward-looking statements concerning anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements address matters including, but not limited to, statements relating to the development and pace of sales of the Company’s products, expected trends and growth in the Company’s results of operations, projections concerning the Company’s available cash flow and liquidity, anticipated penetration in new and existing markets for the Company’s products and the size of such markets, anticipated acceptance of the Company’s products by existing and new customers, and the ability of the Company to achieve or sustain any growth in sales and revenue. The forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the statements, including those risks described in the Company’s Securities and Exchange Commission reports, and the risk factors described in this Form 10-K Issues and Uncertainties.”

The Company was incorporated under the laws of the State of Delaware in 1986. The Company is primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

The Company develops, markets and supports what it believes to be the most accurate Automated Document Recognition (“ADR”) products commercially available for the recognition of hand printed characters. The Company's unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders the Company's ADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of hand printed and machine generated documents to do so more quickly, with greater accuracy and at reduced costs.

PRODUCTS AND RELATED MARKETS

During fiscal 2004, the Company had one operating segment based on its product and service offerings: Automated Document Processing.

AUTOMATED DOCUMENT PROCESSING

Since 1992 the Company has developed and marketed ADR products, which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. The Company's ADR products incorporate proprietary neural network software technology for the recognition and conversion of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that self adjust to "learn" various forms and patterns. The Company's ADR products combine the Company's neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. The Company leverages its core technology across a family of ADR products that the Company believes offers the highest accuracy commercially available for the recognition of hand printed characters and the automated processing of documents. Mitek’s family of ADR products is made up of the three distinct product lines: Recognition Toolkits, Document and Image Processing Solutions and Check Imaging Solutions.

Recognition Toolkits

The Company's ADR products incorporate the Company's proprietary intelligent character recognition (ICR) software engine QuickStrokes® API (Application Programmers Interface), and a licensed ICR software engine CheckScript™ (a trademark of Parascript LLC). QuickStrokes® API and CheckScript™ are sold to original equipment manufacturers (OEMs) such as BancTec, Unisys, and J&B Software, and to systems integrators such as Computer Sciences Corporation. We estimate that one-third of all checks processed in the U.S. use Mitek’s software.

The CheckScript™ product, used in financial document processing, combines the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with the Company’s proprietary QuickStrokes® API Courtesy Amount Recognition (CAR) technology. This product provides a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

QuickFX® Pro is a software toolkit that provides automatic form ID, form registration and form/template removal. The Company believes it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX® Pro reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

ImageScore is Mitek’s Check 21 readiness solution for any financial institution that truncates or uses check images in an accounts receivables conversion environment. Integrated solution providers for financial institutions can also buy ImageScore to enhance their products. ImageScore can quickly, accurately and comprehensively analyze check images to provide the usability and quality information needed to help financial institutions act and conform to regulatory and industry mandates. As a result, institutions minimize their risk by ensuring the integrity of check images they process, and they eliminate costly manual processes associated with managing transactions from bad check images

Forgery Detection Toolkits

Mitek’s Signature & Check Stock Verification API is fully automated and incorporates advanced imaging, image analysis and data extraction technologies that can help verify the authenticity of every signature on every check that passes through a bank, and analyzes paper stock for any indication that an item is a counterfeit.

Mitek's PayeeFind prevents payee-altered checks from clearing. As a result, PayeeFind can substantially reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees. With PayeeFind, this type of fraud can be stopped before recovery becomes an issue.

Mitek's PADsafe toolkit is the first tookit of its kind to detect fraudulent preauthorized drafts. It automatically identifies PADs from checks, then notifies the user of any potentially suspicious PADs. As a result, the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented.

Forgery Detection Solution

Mitek’s FraudProtect™ System is a unique and innovative solution for community and mid-sized banks to detect the most common forms of check fraud, signature forgery and counterfeit checks. Using FraudProtect System, banks can significantly reduce losses due to fraud.

Document and Image Processing Solutions

DynaFind® is a software toolkit that captures data from many types of unstructured business documents. DynaFind is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. DynaFind locates this data on documents using contextual, positional, format- and keyword-specific information, even if it appears in a different location on each document. The Company has supplied DynaFindâas a stand alone API to several important OEMs in the document processing field. DynaFind® is also available as an add-on feature that has been integrated into Doctus, Mitek’s forms processing solution.

Leveraging its core technical competency in ICR, the Company has addressed the forms processing market with its Doctus® product. Doctus® incorporates the Company's core ICR technology in an application designed for end users in a broad variety of industries that require high volume automated data entry. The Company believes its Doctus® software is a major innovation in forms processing because it economically handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed. Doctus® is able to process unstructured forms because it incorporates Mitek’s DynaFind® forms understanding technology. With DynaFind®, Doctus® automatically classifies unstructured forms and extracts relevant data from the form contents. Major Doctus® customers include AIG and Sungard.

Check Imaging Solutions

CheckQuest® is Mitek’s image-enabled check and item processing solution. It is specifically designed for check image processing applications at community and regional banks, such as Proof of Deposit, Retail/Wholesale Lock Box, and Remittance Processing. CheckQuest is designed to expand and improve an institution’s operational efficiency and customer service without adding staff, while reducing monthly expenses. CheckQuest utilizes Mitek’s field-proven CAR/LAR technology, currently in use worldwide for processing billions of checks per year. With the passage of the Check Clearing for the 21st Century Act, or Check 21, in October of 2003, banks can substitute electronic check images for paper checks in the clearance and settlement process. This new electronic format is expected to dramatically reduce bank operating costs and save millions of dollars each year. With Check 21 calling for the use of electronic check images within a year’s time, The Company believes CheckQuest can play a strategic role in preparing banks for check truncation and electronic check presentment. The Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements.

RESEARCH AND DEVELOPMENT

During fiscal years 2004, 2003, and 2002 research and development expense was approximately $2,204,000, $2,242,000, and $2,049,000, respectively. Those amounts represented 42%, 19%, and 16%, respectively, of revenue in each of those years. We plan to continue spending significant amounts for research and product development.

Most of the Company’s software products are developed internally. The Company also purchases technology and licenses intellectual property rights. The Company believes that its future success depends in part on its ability to maintain and improve its core technologies, enhance its existing products and develop new products that meet an expanding range of customer requirements. We do not believe we are materially dependent upon licenses and other agreements with third parties, relating to the development of our products. Internal development allows Mitek to maintain closer technical control over its products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. Mitek devises innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in automated document processing. The Company intends to expand its existing product offerings and to introduce new document processing software solutions. In the development of new products and enhancements to existing products, the Company uses its own tools extensively. The Company performs all quality assurance and develops documentation internally. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. The Company intends to continue to support industry standard operating environments.

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

The Company's research and development organization included thirteen software engineers at September 30, 2004, including six with advanced degrees. The Company balances its engineering resources between development of ICR technology and applications development. Of the thirteen software engineers, approximately nine are involved in ICR research and development of the QuickStrokes® API recognition engine. The remaining software engineers are involved in applications development, including the Doctus®, QuickFX® Pro, CheckQuest® and FraudProtect’ products, and customer services and support.

INTELLECTUAL PROPERTY

The Company’s success and ability to compete is dependent in part upon its proprietary technology. The Company relies on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. The Company holds a U.S. patent for its hierarchical character recognition systems. The patent covers the Company’s multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. The Company may seek to file additional patents to expand the scope of patent coverage. The Company may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that the Company’s patents will be upheld as valid or will prevent the development of competitive products.

The Company also seeks to protect its intellectual property rights by limiting access to the distribution of its software, documentation and other proprietary information. In addition, the Company enters into confidentiality agreements with its employees and certain customers, vendors and strategic partners. There can be no assurance that the steps taken by the Company in this regard will be adequate to prevent misappropriation of its technology or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies.

The Company is also subject to the risk of adverse claims and litigation alleging infringement on the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to the Company’s current or future products or that any such claims will not require the Company to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

SALES AND MARKETING

The Company markets its products and services primarily through its internal, direct sales organization. The Company employs a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. The Company's sales strategy concentrates on those companies that it believes are key users and designers of automated document processing systems for high- performance, large volume applications, in addition to small and large financial institutions. The Company currently maintains its sales and support office in California. In addition, the Company sells and supports its products through foreign resellers in Germany, France, Italy, the United Kingdom and Australia. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

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

The ability to support international markets has assisted the Company in its international sales effort. International sales accounted for approximately 4%, 3%, and 4%, of the Company's net sales for the fiscal years ended September 30, 2004, 2003, and 2002, respectively. The Company believes that a significant percentage of the products in its domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal 2004 were made to customers in fifteen countries including Australia, Brazil, Canada, Czech Republic, United Kingdom, France, Germany, Spain, India, Italy, Jamaica, Japan, Netherlands, Portugal, and Sweden. The Company sells its products in United States currency only. The Company recorded a significant portion of its revenues from one customer in fiscal 2004, three customers in fiscal 2003, and three customers in fiscal 2002, respectively. Net sales from these customers aggregated 12%, 30%, and 34%, for the fiscal years 2004, 2003 and 2002, respectively.

MAINTENANCE AND SUPPORT

Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers in operating the systems. The Company has an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone. For more complicated issues, our staff, with our customers’ permission, can log on to our customers’ systems remotely. Occasionally, visits to the customer's facilities are required to resolve support issues. We maintain our customers’ software largely through releases which contain improvements and incremental additions. Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for on an annual basis and are typically priced at approximately 15% to 18% of the particular software product’s license fee. The Company believes that as the installed base of its products grows and as customers purchase additional complementary products, the software support function will become a larger source of recurring revenues. Maintenance and support service fees are deferred and recognized into income over the contract period on a straight-line basis. Costs incurred by the Company to supply maintenance and support services are charged to cost of sales.

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

The Company's QuickStrokes® API product and licensed CheckScript’ product compete, to various degrees, with products produced by a number of substantial competitors such as A2IA, Parascript, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. The Company believes its primary competitive advantages are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) an architectural software design, which allows it to be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes® API and CheckScript™ competitors have existed longer and have far greater financial resources and industry connections than the Company.

The Company's Doctus® product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, Readsoft, and Cardiff Software, Inc. In addition, Doctus® faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus® is based on the Company's proprietary QuickStrokes® API engine, its competitive advantages reflect the advantages of the QuickStrokes® engine. The Company believes its Doctus® and DynaFind® software provides the highest levels of automation in the industry. DynaFind, the Company’s document understanding software, does not require extensive rules written by a programmer based on a large set of training documents. The software automatically “learns” how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. The Company's strategy is to position Doctus® to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

The Company’s CheckQuest® product competes against complete proprietary systems offered by software developers such as Bankware, AFS, and BISYS/Document Solutions. Because CheckQuest® is based on the Company’s proprietary QuickStrokes® engine, the Company believes its CheckQuest® software provides superior workflow technology, combined with the labor-saving recognition capabilities typically found in larger systems. By incorporating our superior check reading technology, we are providing our banking customers a streamlined check imaging process. The CheckQuest® system allows bank customers to research checks via the Internet and receive check image statements via e-mail. The Company’s strategy is to position CheckQuest® to compete successfully in the community and regional bank marketplace, while offering superior accuracy, workflow and flexibility than competing systems currently on the market. The Company substantially exited this line of business, by agreeing to the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2004, the Company employed a total of 30 full-time and 1 part-time person, consisting of 10 in marketing, sales and support, 13 in research and development, 1 in operations, and 6 in finance, administration and other capacities. The Company has never had a work stoppage. None of its employees are represented by a labor organization, and the Company considers its relations with its employees to be good

AVAILABLE INFORMATION

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

ITEM 2.    PROPERTIES

The Company's principal executive offices, as well as its principal research and development facility, is located in approximately 26,455 square feet of leased office building space in Poway, California. The lease on this facility expires September 30, 2005. During the year, the Company leased a customer services and support facility in Alabama. This lease was assumed by Harland Financial Solutions as part of the transaction described in Footnote 8 of the accompanying financial statements. The Company also leased a sales, customer services and support facility in Maryland. The Company believes that its existing facilities are adequate for its current needs.

ITEM 3.    LEGAL PROCEEDINGS

The Company is currently in litigation with BSM regarding a certain license agreement pursuant to which we licensed certain of BSM’s technology. BSM has claimed over $400,000 in unpaid royalties and the Company has counterclaimed for over $1,000,000 with respect to interference with business relations, breach of confidentiality and unfair competition.  At this time, the matter is in binding arbitration and we cannot make a reasonable determination regarding the outcome of this matter.

Other than as described above, we are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of December 29, 2004 were as follows:

Name	Age	Position with the Company
James B. DeBello	46	President, Chief Executive Officer
John M. Thornton	72	Chairman, Chief Financial Officer
Murali Narayanan	52	Vice President - Marketing
Emmanuel deBoucaud	38	Vice President - Sales

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

Mr. deBoucaud joined the Company in July 2004. Prior to joining the Company, he served from September 1995 to March 2004 as Vice President of Sales for Cardiff Software, Inc.

Part II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol MITK.OB and the closing bid price on December 3, 2004 was $0.50. As of December 3, 2004, there were 476 holders of record of Mitek Systems, Inc. Common Stock.

During the fiscal year ended September 30 ,2004, the Company's Common Stock initially traded on the Nasdaq SmallCap Market under the symbol "MITK".  The Common Stock was delisted from  the Nasdaq SmallCap Market, because it failed satisfy the requirement that it maintain at least $2.5 million in shareholders equity.  The delisting was effective on May 24, 2004, and since that time, the Common Stock has traded on the OTC Bulletin Board maintained by the NASD.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.
(1):

Quarter Ended	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Year

Fiscal 2003
Common stock price per share
High	1.44	1.49	1.64	1.49	1.64
Low	.83	.85	1.00	.96	.83

Fiscal 2004
Common stock price per share
High	$3.32	$2.72	$1.47	$0.87	$3.32
Low	0.98	1.40	0.40	.46	.40

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our convertible note agreement.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to our financial statements has been derived from the audited financial statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included elsewhere in this filing.

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)	2004	2003	2002	2001	2000
Statement of Operations Data
Net Sales	$5,240	$11,594	$13,083	$9,387	$9,348
Net income (loss)	(3,846)	(2,492)	397	(341)	(1,434)
Net income (loss) per share (basic and diluted)	(0.34)	(0.22)	0.04	(0.03)	(0.13)
Balance Sheet Data
Cash and short-term investments	$2,607	$1,819	$760	$865	$537
Total assets	$3,622	5,644	8,231	6,616	7,774
Long-term liabilities	1,497	369	466	175	41
Stockholders’ equity (deficit)	(532)	2,572	5,028	4,564	4,890

PART II

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

NET SALES

Net sales were $5,240,000, $11,594,000 and $13,083,000 for fiscal 2004, 2003 and 2002, respectively. Net sales decreased by $6,354,000 in fiscal 2004 compared to fiscal 2003. The decrease from fiscal 2003 to fiscal 2004 was primarily due to reduced sales of Check Imaging Solutions. Throughout 2004, the Company experienced decreased check imaging solutions revenue, which we believe was due to continued customer hesitancy to adopt check imaging solutions, pending finalization of Check 21 Imaging Standards. Though image acceptance is mandated by the passage of Check 21, the imaging standards required under this legislation were not final until September 2004. The Company also experienced substantial purchasing hesitancy from customers who expressed concern over the Company’s recent quarterly losses and the delisting of the Company’s stock from NASDAQ. The Company substantially exited this product line, by agreeing to the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements.

The Company also experienced a decline in revenue from fiscal 2003 to fiscal 2004 of approximately $2,606,000 or approximately 58%associated with our recognition toolkits, the result of continued customer concern over the Company’s recent quarterly losses. The Company also experienced a decline in revenue as a result of its decision to negotiate contracts with customers which are intended to create recurring revenue based upon product shipped. Historically, these customers typically would have entered into enterprise licenses with the Company which would have provided unlimited quantities of software over a specified period. The Company believes the new contract terms will create recurring quarterly revenue, which is likely to exceed the amounts which would have been received under the enterprise licenses over the contract term. Prospectively, the Company expects that this area will grow during fiscal 2005, as this is now the primary focus of the Company’s sales force.

Sales of the Company’s Document and Image Processing Solutions decreased by $301,000, or 41%, for fiscal 2004. This reflects the Company’s efforts that were principally focused on Check Imaging Solutions and recognition toolkits, not on Imaging Processing Solutions. Prospectively, the Company expects this area to yield moderate growth, with revenue from existing customers likely to remain constant.

The decrease from fiscal 2002 to fiscal 2003 was primarily due to reduced sales of Recognition Toolkits, which declined in revenue by $1,498,000, or 25%, in fiscal 2003. The decrease reflects the Company’s efforts that were principally focused on Check Imaging Solutions. Though the Company experienced a nominal increase in the installed customer base for Recognition Toolkits, there were certain existing customers whose Fiscal 2002 enterprise licenses did not renew until fiscal 2004. Check Imaging Solutions revenue increased by $98,000, or 2%, during fiscal 2003 from 2002. This increase reflects additional market penetration during the fiscal year. Sales of the Company’s Document and Image Processing Solutions decreased by $270,000, or 26%, for fiscal 2003 from 2002. This reflects the Company’s efforts that were principally focused on Check Imaging Solutions, not on Imaging Processing Solutions.

COST OF SALES

Cost of sales includes manufacturing and distribution costs for products and programs sold, operation costs related to product support, and costs associated with the delivery of consulting services. Cost of sales were $1,980,000, $4,541,000, and $3,751,000, for fiscal 2004, 2003 and 2002, respectively. The dollar decrease in cost of sales in 2003 from 2002 resulted primarily from substantially reduced hardware sales related to the Company’s Check Imaging Solutions. The dollar increase in cost of sales in 2003 from 2002 resulted primarily from margin erosion in the Company’s Check Imaging Solutions. Prospectively, the Company expects the dollar cost of sales to decrease significantly, as the Company substantially exited this product line, by agreeing to the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements.

Stated as a percentage of net sales, cost of sales for the corresponding periods were 38%, 39% and 29%, respectively. The fixed amount in cost of sales, stated as a percentage of sales, resulted from the continued margin pressure on the sales of hardware. The increase in cost of sales, as a percentage of sales, in fiscal 2003 from 2002 resulted from the increased pricing pressures in the marketplace, which caused the Company to reduce prices.

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

Gross Operations expenses were $1,529,000, $2,267,000 and $2,220,000 for fiscal 2004, 2003 and 2002, respectively. Net Operations expenses were $1,136,000, $1,694,000 and $1,872,000, for fiscal 2004, 2003, and 2002, respectively. The dollar decrease in the gross 2004 expense is primarily attributable to the costs associated with the Item Processing product line being reduced as a result of the Company’s sale of certain assets to Harland Financial Solutions, described in Note 8 of the accompanying financial statement. Much of the Gross Operations expenses were related to the support, installation and training function for this product line. These individuals were hired by Harland Financial Solutions. The dollar decrease in the 2003 expense is primarily attributable to additional amounts charged to cost of sales, reflecting increased activity in installation and training. Prospectively, the Company expects these amounts to decline, as the product line which contained most of these costs was exited.

Stated as a percentage of net sales, operations expenses for fiscal 2004, 2003, and 2002 were 22%, 15%, and 14%, respectively. The increase in the 2004 expense, as a percentage of net sales, was primarily attributable to the reduced amount of sales. The increase in the 2003 expense, as a percentage of net sales, was primarily attributable to the reduced amount of sales.

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses were $1,942,000, $3,768,000, and $3,014,000, for fiscal 2004, 2003, and 2002, respectively. The dollar decrease in 2004 expense is primarily attributable to reduced salaries and commission expense, which resulted from the elimination of four salespersons primarily focused on the community bank market. The dollar increase in 2003 expense is primarily attributable to increased salaries and commission expense, which resulted from the addition of three salespersons primarily focused on the community bank market.

Stated as a percentage of net sales, selling and marketing expenses for fiscal 2004, 2003, and 2002 were 37%, 32%, and 23%, respectively. The increase in 2004 expense, as a percentage of net sales, was primarily attributable to the decreased sales. The increase in 2003 expense, as a percentage of net sales, was primarily attributable to the increased expense, combined with the decreased sales.

Prospectively, these amounts are expected to increase with the addition of four salespersons primarily focused in the recognition toolkits market.

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll, employee benefit, and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. The Company maintains what it believes to be sufficient staff to maintain its existing product lines, including development of newer, more feature-rich versions of its existing product lines, as the Company determines is demanded by the marketplace. The Company also maintains research personnel, whose efforts are designed to ensure product paths from current technologies to anticipated future generations of products within the Company’s area of business.

Research and development expenses were $2,204,000, $2,242,000, and $2,049,000, for fiscal 2004, 2003, and 2002, respectively. The dollar decrease in the 2004 expense is primarily due to the reduction of personnel whose primary focus was in the Item Processing product line. These individuals were terminated, as the Company substantially exited this product line, by agreeing to the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements. This cost savings was somewhat offset by the hiring of two personnel, whose primary focus will be in the Recognition toolkits area, with a principal focus on fraud detection. The dollar increase in the 2003 expense is primarily due to ordinary salary adjustments given to engineering personnel.

Stated as a percentage of net sales, research and development expense for fiscal 2004, 2003, and 2002, including charges to cost of sales, were 42%, 19%, and 16%, respectively. The increase in 2004 expense, as a percentage of net sales, is primarily attributable to the decrease in sales. The increase in 2003 expense, as a percentage of net sales, is primarily due to ordinary salary adjustments given to engineering personnel.

Prospectively, we do not expect any material change in our research and development expenses, due to the addition of two more personnel, and as a result of annual salary adjustments.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include payroll, employee benefit, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative costs were $2,720,000, $1,848,000, and $2,010,000, for fiscal 2004, 2003, and 2002, respectively. The dollar increase in the 2004 expense is primarily attributable to increased bad debt expense, primarily resulting from one software license sold during the year, which the Company now believes may not be entirely collectible, increased legal costs and the full year’s cost of the Chief Executive Officer, a position which was filled during fiscal 2003. The dollar decrease in the 2003 expense is primarily attributable to reduced bad debt expense, resulting from more stringent order acceptance criteria.

Stated as a percentage of net sales, general and administrative expense for fiscal 2004, 2003, and 2002 were 52%, 16%, and 15%, respectively. The increase in 2004 expense, as a percentage of net sales, was primarily due to decreased sales.

Prospectively, we expect our general and administrative expense to decline, based upon our current operating plan for fiscal 2005.

GAIN ON SALE OF ASSETS

The gain on sale of assets consisted of the $1,270,000 gain on the disposition of the CheckQuest product line, as discussed in Note 8 to the accompanying financial statements.

OTHER INCOME (EXPENSE)

Other Income (Expense) for fiscal 2004 consisted interest expense on the Convertible Note, as discussed in Note 8 of the accompanying financial statements, $208,000 in interest expense for late registration fees, $48,000 for a change in fair value of the warrant liability, as discussed in Note 9 of the accompanying financial statements and $31,000 in interest and other income. Net interest and other income was $18,000, and $9,000, for fiscal 2003, and 2002, respectively. Stated as a percentage of net sales, net other income (expense) for the corresponding periods was (7%), 0.2%, and 0.1%, respectively. The increase in interest income in Fiscal 2004 and 2003 is attributable to interest earned on cash invested during the year.

INCOME TAXES

For the fiscal year 2004, the Company recorded income tax expense, which was primarily franchise taxes paid to states in which the Company operated. In fiscal 2003, the Company recorded income tax expense, which was primarily franchise taxes paid to states in which the Company operated. In Fiscal 2002 the Company did not record an income tax provision or benefit for income taxes because the deferred tax assets generated by the current year net benefit was offset by a corresponding decrease in the valuation allowance.

FINANCIAL CONDITION

At September 30, 2004 the Company had $2,607,000 in cash as compared to $1,819,000 at September 30, 2003. Accounts receivable totaled $570,000, a decrease of $2,331,000 from the September 30, 2003, balance of $2,901,000. This decrease was primarily a result of collection of existing receivables and the provision of an allowance for doubtful accounts of $520,000 and sale of receivables relating to the CheckQuest product line to Harland of $443,000, and as a result of decline in revenues.

Unearned revenue as of September 30, 2004 was $398,000, increasing $182,000 from September 30, 2003, reflecting the addition of new and anniversary product support agreements, offset by continued recognition of unearned revenue from product support agreements licensed in prior periods and the assignment of such obligations as a result of the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements..

During fiscal 2004, the Company financed its cash needs primarily from financing and investing activities.

Net cash used by operating activities during the year ended September 30, 2004 was $3,381,000. The primary use of cash from operating activities was the net loss of $3,846,000, a increase in deferred revenue of $182,000, a decrease in accounts payable of $592,000 and a decrease in accrued payroll and related taxes of $450,000 and an increase in other accrued liabilities of $274,000. The primary sources of cash from operating activities was a decrease in accounts receivable of $1,357,000, an increase in the provision for doubtful accounts of $520,000 and depreciation and amortization expense, which does not require cash, of $441,000.

Net cash provided from investing activities was primarily from the transaction with Harland Financial Solutions described in Note 8 of the accompanying financial statements and collections on the note receivable from Mitek Systems, Ltd., which were somewhat offset by the acquisition of fixed assets, primarily computer equipment.

Net cash from financing activities was primarily the proceeds from the Convertible debt, net of debt issuance costs, described in Note 7 of the accompanying financial statements, as well as the proceeds from the exercise of stock options.

The Company's working capital and current ratio was $847,000 and 1.32, respectively at September 30, 2004 and $2,345,000 and 1.87, respectively, at September 30, 2003. At September 30, 2004, total liabilities to equity ratio was -7.81 to 1 compared to 1.19 to 1 a year earlier. As of September 30, 2004, total liabilities increased by $1,082,000 than on September 30, 2003.

On June 11, 2004, the Company secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal) plus one percent and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the Company's common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909.09 , together with any accrued and unpaid interest to date, with the final payment of any unpaid principal and interest due on June 11, 2007. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. In connection with this transaction, the Company issued warrants to Laurus for the purchase of up to 860,000 shares of common stock at prices ranging from $0.79 to $0.92 per share. An additional 200,000 warrants exercisable at $0.70 per share were issued in October 2004 in connection with the Company’s Registration Rights Agreement with Laurus as consideration for settlement of late registration and effectiveness charges. The Common shares underlying the Convertible Debt and the 1,060,000 warrants have registration rights which required the Company to file and have these underlying shares effective by a certain date. Pursuant to the Registration Rights agreement, failure to have these underlying shares registered and effective by January 1, 2005 would trigger substantial cash penalties. The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company’s line of Credit with First National Bank was cancelled. (Note 3)

There are no significant capital expenditures planned for the foreseeable future.

The Company signed an agreement to lease office space at 14145 Danielson Street, Suite B, Poway, California effective July 1, 2002 through September 30, 2005. The future annual minimum rents have been disclosed in the footnotes to the Financial Statements.

The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from cash generated from operations. Although the Company’s strategy for fiscal 2005 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology, it has not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Anticipated cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months using existing cash and cash generated from operations, as discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe adoption of this Statement will have a material effect on its financial statements

In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not have real estate which is subject to this Statement.

In December 2004, the FASB issued Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” This Statement amends Opinion 29, Accounting for Nonmonetary Transactions, which provided based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement was issued to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not have any such assets subject to this statement.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Mitek’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates by management are affected by management’s application of accounting policies are subjective and may differ from actual results. Critical accounting policies for Mitek include revenue recognition, impairment of accounts and notes receivable, loss contingencies, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

The Company enters into contractual arrangements with end users that may include licensing of the Company’s software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company’s accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Financial Statements.

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

Loss Contingencies

The financial statements presented include accruals for a loss contingency, relating to the litigation with BSM, discussed in Item 3. While the Company believes it has meritorious defenses against such claims, the ultimate resolution to the matter, which is expected to occur within one year could result in a loss in excess of the amount accrued.

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

Risks Associated With Our Business

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues and cause us to be unable to continue our business.

We currently derive substantially all of our product revenues from licenses and sales of hardware and software products incorporating our character recognition technology. As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for automated entry of hand printed characters, negative publicity or obsolescence of the hardware or software environments in which our products operate could result in lower sales or gross margins and would have a material adverse effect on our business, operating results and financial condition.

Competition in our market may result in pricing pressures, reduced margins or the inability of our products and services to achieve market acceptance.

We compete against numerous other companies which address the character recognition market, many of which have greater financial, technical, marketing and other resources. Other companies could choose to enter our marketplace. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Moreover, from time to time, our competitors or we may announce new products or technologies that have the potential to replace our existing product offerings. There can be no assurance that the announcement of new product offerings will not cause potential customers to defer purchases of our existing products, which could adversely affect our business, operating results and financial condition.

We must continue extensive research and development in order to remain competitive. If our products fail to gain market acceptance, our business, operating results and financial condition would be materially adversely affected by the lower sales.

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

We recently closed on $3.0 million in senior secured convertible debt financing. Our ability to make required payments of principal and interest on the debt depends primarily on cash flow from operations, which may not be sufficient to service the debt.

We recently closed on a $3.0 million debt financing with Laurus Master Funds Ltd., and issued a three year term note, with monthly payments of interest only commencing July 1, 2004, and monthly principal payments commencing December 1, 2004. See “COMPANY OVERVIEW - Laurus Debt Investment” below. Based on current interest rates, our monthly cash payments of principal and interest beginning December 1, 2004 would be approximately $90,909.09. Our actual required cash payments on the note will vary depending on interest rates and whether amounts under the note are converted into our common stock.

Our ability to make scheduled monthly payments under the note primarily depends on our future performance and working capital, including our ability to increase revenues and cash flows. To a certain extent our ability to increase revenues and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control. Based upon the current level of operations and our business development efforts, we believe that we should have adequate available cash and cash flows from operations to meet our anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on our debt through September 30, 2005.

However, if our cash flow is insufficient to enable us to service our debt, we may be forced to find alternative sources of financing, or to take further drastic measures, including significantly reducing operations, seeking to sell Mitek, or pursuing a liquidation. Any future alternative sources of debt or equity financing may not be available to us when needed or in amounts required, and we currently do not have available to us a bank line of credit or other general borrowing facility. Alternatively, we may be forced to attempt to negotiate with our debt holders on our payment terms, which may not be successful or may be on terms onerous to us.

We granted a blanket security interest in all of our assets to the holders of our secured debt. If we are unable to make our required monthly payments on the debt, or any other event of default occurs, it could have a material adverse effect on our business and operations, and the debt holders may foreclose on our assets.

 As part of our recent debt financing with Laurus Master Fund, Ltd., we granted to Laurus, a blanket security interest in all of our assets. See “COMPANY OVERVIEW - Laurus Debt Investment” below. In the event we default in payment on the debt, or any other event of default occurs under the investment documents, 130% of the outstanding principal amount of the note and accrued interest will accelerate and be due and payable in full. Events of default include the following:

• a failure to pay interest or principal payments under the note within three days of when due;

• a breach by us of any material covenant or term or condition of the note or in any of the investment agreements, if not cured within 15 days of such breach;

• a breach by us of any material representation or warranty made in the note or in any of the investment agreements;

• if we make an assignment for the benefit of our creditors, or a receiver or trustee is appointed for us, or any form of bankruptcy or insolvency proceeding is instituted by us, or any involuntary proceeding is instituted against us;

• the filing of any money judgment or similar final process against us for more than $50,000, which remains unvacated, unbonded or unstayed for a period of 30 days;

• if our common stock is suspended for 5 consecutive days or for 5 days during any 10 consecutive days from a principal market or pursuant to an SEC stop order; and

• a failure by us to timely deliver shares of common stock when due upon conversions of the note.

The cash required to pay such accelerated amounts on the note following an event of default would most likely come out of our working capital. As we rely on our working capital for our day to day operations, such a default could have a material adverse effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations. In addition, upon an event of default, the holders of the secured debt could foreclose on our assets or exercise any other remedies available to them. If our assets were foreclosed upon, we were forced to file for bankruptcy or cease operations, stockholders may not receive any proceeds from disposition of our assets and may lose their entire investment in our stock.

We have not complied with our securities registration obligations in connection with our issuance of senior secured debt and we face substantial and continuing penalties if we do not timely register and maintain registration of common stock issuable to the holders of our secured debt upon conversion of such debt into common stock. Payment of these penalties could have a material adverse effect on our business and operations and if we are unable to make payments, as and if required, the debt holders may foreclose on our assets.

As part of our recent debt financing with Laurus Master Fund, Ltd., we entered into a registration rights agreement with Laurus, under which we were obligated to register the common stock into which the debt is convertible. Under the registration rights agreement, as amended, the registration was required to be effective by December 31, 2004. We are obligated to pay the holder of our debt liquidated damages of two percent, or $60,000 as of December 31, 2004 and for each subsequent thirty day period which elapses without registration becoming effective. Payment of these penalties could have a material adverse effect upon our results of operations and financial condition.

We have the right at any time to prepay our secured debt obligation only upon payment of 120% of the then current principal balance, plus all other amounts owing under the note. As such, any prepayment would require a significant amount of cash and may limit our ability to prepay, even if we wanted to.

We have the right at any time to prepay our secured debt obligation only upon payment of 120% of the then principal balance, plus all other amounts owing under the note. See “COMPANY OVERVIEW - Laurus Debt Investment” below. Based on a principal balance of $3.0 million, a prepayment would require a cash payment of $3.6 million. As we make principal payments over time on the secured debt, the prepayment amount would also decrease. As of September 30, 2004, we had $2.7 million in cash and cash equivalents, and $3.5 million in current assets. Accordingly, if at any time during the term of the note we desire to prepay the debt, we may not be able to, unless we were able to obtain additional available cash, which we may not be able to do. This could impact our ability to enter into any potential significant transaction in which we would need to have the debt paid off and security interests released (such as a merger, sale of substantially all our assets, joint venture, or similar transaction).

We may need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions. If these measures are not successful, we may be unable to continue our operations.

Our efforts to reduce expenses and generate revenue may not be successful. Although we recently raised $3.0 million in gross proceeds from our June secured debt financing and approximately $1.3 million in gross proceeds from our July sale of certain assets and granting of exclusive distribution and licensing rights related to our CheckQuest® item processing and CaptureQuest® electronic document management solutions to Harland Financial Solutions, Inc., if our revenues do not increase we expect to need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations.

However, raising capital has been, and will continue to be difficult, and we may not receive sufficient funding. Any future financing that we seek may not be available in amounts or at times when needed, or, even if it is available, may not be on terms acceptable to us. Also, if we raise additional funds by selling equity or equity-based securities, the percentage ownership of our existing stockholders will be reduced and such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

If we are unable to obtain sufficient cash either to continue to fund operations or to locate a strategic alternative, we may be forced to seek protection from creditors under the bankruptcy laws or cease operations. Any inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and ability to continue in existence.

Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us. If we do not meet our forecasts or analysts’ forecasts for us, the price of our common stock may go down.

Historically, a significant portion of our sales have resulted from shipments during the last few weeks of the quarter from orders received in the last month of the applicable quarter. We do, however, base our expense levels, in significant part, on our expectations of future revenue. As a result, we expect our expense levels to be relatively fixed in the short term. Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. If our operating results for a quarter are below the expectations of public market analysts and investors, the price of our common stock may be materially adversely affected.

Revenue recognition accounting standards and interpretations may change, causing us to recognize lower revenues.

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition. We adopted SOP 97-2, as amended by SOP 98-4 Deferral of the Effective Date of a Provision of SOP 97-2 as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. We adopted SAB 101 during the fourth quarter of fiscal 2000.

The accounting profession and the SEC continue to discuss certain provisions of SOP 97-2, SAB 101 and other revenue recognition standards and related interpretations with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in our current revenue accounting practices, which could cause us to recognize lower revenues and lead to a decrease in our stock price.

If our products have product defects, it could damage our reputation, sales, profitability and result in other costs, any of which could adversely affect our operating results which could cause our common stock price to go down.

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

Our success and our ability to compete are dependent, in part, upon protection of our proprietary technology. If we are unable to protect our proprietary technology, our revenues and operating results would be materially adversely affected.

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

We may have difficulty protecting our proprietary technology in countries other than the United States. If we are unable to protect our proprietary technology, our revenues and operating results would be materially adversely affected.

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

We do not have a current credit facility.

While we believe that our current cash on hand and cash generated from operations, to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing. If such financing is not available, or if available, is not available on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition.

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

Risks Related to Our Stock

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of September 30, 2004, John M. Thornton, who is our Chairman of the Board and Chief Financial Officer and his spouse, Director Sally B. Thornton, beneficially owned 2,699,959 shares of common stock or approximately 23.86% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 30% of our outstanding common stock. Laurus Master Funds Ltd. may acquire up to 5,345,714 shares of common stock in the aggregate, which would amount to approximately 32% of our outstanding common stock, assuming Laurus converts its promissory note in the original principal amount of $3,000,000, into approximately 4,285,714 shares of common stock, and assuming it exercises a warrant for 1,060,000 shares of common stock. Because the Laurus promissory note is subject to anti-dilution provisions and accrues interest which may be converted into common stock, Laurus could acquire an even greater number of shares of common stock than described.

The above-described significant stockholders may effectively control the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock is listed on the Over-The-Counter Bulletin Board.

Our common stock is currently listed on the Over-The-Counter Bulletin Board (the “OTCBB”). If our common stock became ineligible to be listed on the OTCBB, it would likely continue to be listed on the "pink sheets." Securities traded on the OTCBB or the "pink sheets" are subject to certain securities regulations. These regulations may limit, in certain circumstances, certain trading activities in our common stock, which could reduce the volume of trading in our common stock or the market price of our common stock. The OTC market and the "pink sheets" also typically exhibit extreme price and volume fluctuations. These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

As we issue additional equity securities in the future, including upon conversion of any of our secured convertible debt, your share ownership will be diluted. In particular, the secured convertible debt has a full ratchet anti-dilution provision that could significantly dilute our stockholders.

In connection with our recent debt financing, we issued a $3.0 million convertible note and warrants to Laurus. See “COMPANY OVERVIEW — Laurus Debt Investment” below. The note is convertible into shares of our common stock at an initial conversion price of $.70 per share. At this initial conversion rate, for example, we would issue 4,285,714 shares upon conversion of $3.0 million owing under the note. The actual number of shares to be issued will depend on the actual dollar amount of principal and interest being converted. In addition, the note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants) at a price less than the initial $.70 conversion price, the note conversion price will be automatically adjusted down to that lesser price. For example, if we had a non-exempted issuance at $0.50 per share, the note conversion price would become $0.50, and upon an assumed conversion of $3.0 million, we would have to issue 6,000,000 shares. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

We may issue preferred stock, which could adversely affect the rights of common stock holders.

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

Our common stock price has been volatile. You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2004, our common stock price ranged from $.40 to $3.32.

Future sales of our common stock may cause our stock price to decline.

The sale of a large number of shares of our common stock in the market after this offering, or the belief that such sales could occur, could cause a drop in the market price of our common stock. The shares registered in this offering will be freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.

Applicable SEC Rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock which may adversely affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks. Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

	2004	2003	2002

SALES
Software	$2,229,812	$7,227,063	$9,688,481
Hardware	858,571	2,447,252	2,146,717
Professional Services, education and other	2,151,929	1,919,748	1,247,985
NET SALES	5,240,312	11,594,063	13,083,183

COSTS AND EXPENSES:
Cost of Sales-Software	497,950	864,714	1,150,253
Cost of Sales-Hardware	805,080	2,605,552	2,022,788
Cost of Sales-Professional Services, education and other	676,860	1,070,939	578,246
Operations	1,136,024	1,694,489	1,872,152
Selling and marketing	1,942,064	3,767,966	3,013,782
Research and development	2,204,101	2,241,804	2,048,676
General and administrative	2,720,452	1,848,469	2,009,821
Gain on dispostion of assets	(1,270,355)	0	0
Total costs and expenses	8,712,176	14,093,933	12,695,718

OPERATING (LOSS) INCOME	(3,471,864)	(2,499,870)	387,465

OTHER INCOME (EXPENSE):
Interest expense	(355,426)	(6,736)	(1,693)
Change in fair value of warrant liability	(48,000)	0	0
Interest and other income	31,132	25,070	11,034
Total other income (expense)	(372,294)	18,334	9,341

(LOSS) INCOME BEFORE INCOME TAXES	(3,844,158)	(2,481,536)	396,806

PROVISION FOR INCOME TAXES	2,168	10,654	0

NET (LOSS) INCOME	$(3,846,326)	$(2,492,190)	$396,806

NET (LOSS) INCOME PER SHARE - BASIC	$(0.34)	$(0.22)	$0.04

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	11,353,171	11,154,489	11,132,867

NET (LOSS) INCOME PER SHARE - DILUTED	$(0.34)	$(0.22)	$0.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND
COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	11,353,171	11,154,489	11,327,163

See notes to financial statements

BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003

	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,607,173	$1,819,102
Accounts receivable-net of allowances of	570,154	2,900,693
$773,473 and $253,697, respectively
Note receivable - related party	133,841	200,112
Inventories - net	11,078	43,182
Prepaid expenses and other assets	180,876	84,167
Total current assets	3,503,122	5,047,256

PROPERTY AND EQUIPMENT - net	119,111	321,029
OTHER ASSETS	0	275,496

TOTAL ASSETS	$3,622,233	$5,643,781

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$288,909	$881,032
Accrued payroll and related taxes	240,000	690,388
Deferred revenue	397,724	884,917
Other accrued liabilities	743,056	245,818
Warrants liability	415,907	0
Current portion of Convertible Debt,
net of unamortized financing costs of $338,264 (2004)	570,827	0
Total current liabilities	2,656,423	2,702,155

LONG-TERM LIABILITIES:
Convertible Debt, net of unamortized financing costs
of $606,760 (2004)	1,484,149	0
Deferred rent	13,215	16,135
Deferred revenue	0	318,826
Long-term payable	0	34,194
Total long-term liabilities	1,497,364	369,155

TOTAL LIABILITIES	4,153,787	3,071,310

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT):

Common stock - $.001 par value; 20,000,000
shares authorized, 11,389,481 and 11,185,282 issued
and outstanding at September 30, 2004 and 2003, respectively	11,389	11,185
Additional paid-in capital	10,069,833	9,327,736
Accumulated deficit	(10,612,776)	(6,766,450)
Total stockholders' equity (deficit)	(531,554)	2,572,471

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$3,622,233	$5,643,781

See notes to financial statements

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

	2004	2003	2002
OPERATING ACTIVITIES
Net (loss) income	$(3,846,326)	$(2,492,190)	$396,806
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	441,171	441,931	634,352
Provision for bad debts	519,776	103,489	285,000
Loss on disposal of property and equipment	3,564	986	36
Gain on sale of assets	(1,270,355)	0	0
Change in fair value of warrant liability	48,020	0	0
Amortization of debt discount	96,247	0	0
Provision for sales returns & allowances	(29,336)	128,987	(50,000)
Fair value of stock options issued to non-employees	15,698	15,576	54,613
Changes in assets and liabilities:
Accounts receivable	1,357,328	3,269,805	(1,922,436)
Inventory, prepaid expenses, and other assets	(95,685)	15,702	(209,233)
Other long term assets	0	0	(16,425)
Accounts payable	(592,123)	(686,089)	437,547
Accrued payroll and related taxes	(450,388)	41,978	208,404
Long-term payable	(34,194)	(34,206)	68,400
Deferred revenue	181,995	335,250	419,724
Other accrued liabilities	273,651	81,742	67,930
Net cash provided by (used in) operating activities	(3,380,957)	1,222,961	374,718

INVESTING ACTIVITIES
Purchases of property and equipment	(70,803)	(190,616)	(308,659)
Proceeds from sale of assets,
net of expenses	1,139,992	1,203	0
Payment (advances) on related party note receivable-net	46,619	3,604	(184,039)
Net cash provided by (used in) investing activities	1,115,808	(185,809)	(492,698)

FINANCING ACTIVITIES
Proceeds from borrowings	0	360,000	300,000
Repayment of borrowings	0	(360,000)	(300,000)
Proceeds from convertible debt	3,000,000	0	0
Financing costs related to convertible debt	(151,000)	0	0
Proceeds from exercise of stock options	204,220	21,534	12,269
Net cash provided by financing activities	3,053,220	21,534	12,269

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	788,071	1,058,686	(105,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,819,102	760,416	865,347

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,607,173	$1,819,102	$759,636

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid for interest	$51,159	$6,736	$1,693
Cash paid for income taxes	$2,166	$10,654	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

Options issued in exchange for services	$15,698	$15,576	$54,613
Warrants issued in connection with financing	$367,887	$0	$0
Beneficial conversion feature of convertible debt	$522,384	$0	$0

See notes to financial statements

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Net

Balance, October 1, 2001	$11,121	$9,223,808	$(4,671,066)	$4,563,863

Exercise of stock options	18	12,251		12,269
Fair value of stock options issued to non-employees		54,613		54,613
Net income			396,806	396,806

Balance, September 30, 2002	11,139	9,290,672	(4,274,260)	5,027,551

Exercise of stock options	46	21,488		21,534
Fair value of stock options issued to non-employees		15,576		15,576
Net loss			(2,492,190)	(2,492,190)

Balance, September 30, 2003	11,185	9,327,736	(6,766,450)	2,572,471

Exercise of stock options	204	204,016		204,220
Fair value of stock options issued to non-employees		15,698		15,698
Beneficial conversion feature embedded in convertible debt		522,383		522,383
Net loss			(3,846,326)	(3,846,326)

Balance, September 30, 2004	$11,389	$10,069,833	$(10,612,776)	$(531,554)

See notes to financial statements

Mitek Systems, Inc.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004, 2003 and 2002

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition") with an emphasis in document imaging system products and solutions systems integration services.

Fiscal 2004 operations resulted in a significant operating loss. The Company addressed its cash requirements by issuing Convertible Debt as discussed in Note 7 of the accompanying financial statements. Additionally, the Company reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland in the transactions discussed in Note 8 of the accompanying financial statements. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

Basis of Accounting - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; and when technological feasibility is achieved for our products. Actual results may differ from management’s estimates and assumptions.

Fair Value of Financial Instruments - The carrying amount of cash, cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Cash and Cash Equivalents - Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company’s cash is deposited with one financial institution. The Company monitors the financial condition of the financial institution and does not believe that the deposit is subject to a significant degree of risk.

Reclassification - Certain prior year’s balances have been reclassified to conform to the 2004 presentation.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in the accounts receivable balance. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period
Year Ended September 30
2002	$339,025	$285,000	$473,817	$150,208
2003	150,208	103,489	0	253,697
2004	253,697	519,776	0	773,473

Inventories - Inventories are recorded at the lower of average cost or market.

     Property and Equipment - Property and Equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2004 and 2003.

	2004	2003
Property and equipment - at cost:
Equipment	$932,504	$1,367,459
Furniture and fixtures	159,672	159,672
Leasehold improvements	5,331	6,700
	1,097,507	1,533,831

Less: accumulated depreciation and amortization	(978,396)	(1,212,802)
Total	$119,111	$321,029

Property and Equipment are carried at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Depreciation and amortization of property and equipment totaled $177,770, $246,931, and $222,468 for the years ended September 30, 2004, 2003 and 2002, respectively.

Other Assets - The costs of acquiring the Company’s software product rights were capitalized and are being amortized over the estimated periods to be benefited, typically 2 to 3 years. Other assets consisted of the following at September 30, 2004 and 2003:

Page 42

	2004	2003
Prepaid software rights - Docubase- net	$0	$243,750
Other - net	0	31,746

Total	$(0)	$275,496

Amortization of prepaid software rights, which is charged to cost of sales, for fiscal 2004, 2003 and 2002 was $243,750, $195,000, and $332,758, respectively.

Long-Lived Assets - The Company periodically evaluates the carrying value of license agreements and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the years ended September 30, 2004, 2003, or 2002.

Investment in Mitek Systems Ltd. - On September 1, 2000 the Company acquired a 15% investment in Itech Business Solutions Ltd. (“Itech”), which was accounted for under the cost method at September 30, 2000. On October 3, 2000 the Company acquired an additional 15% interest in Itech for $88,506. After this additional investment, the Company accounted for its 30% interest in Itech under the equity method. Subsequent to the additional investment on October 3, 2000, Itech changed their name to Mitek Systems Ltd. During fiscal 2002, the Company acquired an additional 18% interest in consideration for a loan to Mitek Systems Ltd. This loan carries monthly payment terms and a 10% rate of interest. Amounts due on the loan from Mitek Systems Ltd are shown combined with the accumulated investment (deficit) as follows:

	September 30
	2004	2003
Amount Due from Mitek Systems, Ltd.	$149,004	$195,623
Investment in Mitek Systems, Ltd	(15,163)	4,489
Total	$133,841	$200,112

The additional interest in Mitek Systems Ltd required no additional investment. Included in fiscal 2004, 2003 and 2002 Other Income (Expenses) is ($19,652), $4,489, and ($11,636), respectively, related to the Company’s equity in the income (loss) of Mitek Systems, Ltd. Subsequent to September 30, 2004, the Company’s entire interest in Mitek Systems, Ltd. was repurchased by the principal stockholder of Mitek Systems, Ltd. See Note 10 to the Financial Statements.

Deferred Revenue - Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on the Company’s software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement. Historically, the percentage of revenue recorded as unearned due to undelivered elements generally ranged from approximately 8% to 15% of the sales price of the software.

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

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. - see Note 4.

Net Income  (Loss) Per Share - The Company calculates net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive. Outstanding stock options for fiscal 2004, 2003 and 2002 of 1,834,238, 2,350,963 and 1,868,597, respectively, were excluded from this calculation, as they would have been antidilutive. In addition, 4,285,714 shares issuable upon conversion of debt to equity and exercise of 860,000 warrants for fiscal 2004 (none in 2003 and 2002) were excluded from this calculation, as they would reduce net loss per share.

Stock Based Compensation - As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for costs of stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and accordingly, discloses the pro forma effect on net income (loss) and related per-share amounts using the fair value based method to account for stock-based compensation (Note 2). The fair value of stock compensation issued to non-employees is determined using the Black-Scholes option pricing model and compensation expense is recorded pursuant to the provisions of EITF 96-18.

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

	Year Ended September 30 2004	Year Ended September 30 2003	Year Ended September 30 2002
Net (loss) income, as reported	($3,846)	($2,492)	$397
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	0	0	0
Deduct; Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(302)	(647)	(962)
Pro Forma net (loss) income	($4,148)	($3,139)	($565)
Net (loss) income per share	(.37)	(.28)	(.05)

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

Recent Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148 Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The amendments to SFAS 123 provided for under SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002. The Company has not elected to adopt the fair value accounting provisions of SFAS No. 123 and therefore the adoption of SFAS No. 148 did not have a material effect on our results of operations or financial position.

In November 2004, the FASB issued Statement No. 151, Inventory Costs—an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe adoption of this Statement will have a material effect on its financial statements

In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not have real estate which is subject to this Statement.

In December 2004, the FASB issued Statement No. 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” This Statement amends Opinion 29, Accounting for Nonmonetary Transactions, which provided based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement was issued to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not have any such assets subject to this statement.

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

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 2 - STOCKHOLDERS’ EQUITY (DEFICIT)

     Stock Options - The Company has stock option plans for executives and key individuals who make significant contributions to the Company. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1986 plan expired on September 30, 1996 and no additional options may be granted under this plan. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualified options. The 1988 plan expired on September 13, 1998. For both plans, options were granted at fair market value of the Company’s stock at the grant date and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock are excluded from the plans.

The 1996 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Options must be granted at fair market value of the Company’s stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. The 1996 plan maximized in February 1999 and no additional options may be granted under this plan.

The 1999 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value of the Company’s stock at the grant date while non-qualified options may be granted at no less than 85% of fair market value of the Company’s stock at the grant date, and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years.

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

Information concerning stock options granted by the Company under all plans for the years ended September 30, 2004, 2003 and 2002 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Balance, October 1, 2001	1,472,443	$2.84

Granted	510,500	$1.65
Exercised	(17,818)	$0.69
Cancelled	(96,528)	$1.41

Balance, September 30, 2002	1,868,597	$2.56

Granted	856,000	$1.17
Exercised	(46,510)	$.46
Cancelled	(327,124)	$3.20

Balance, September 30, 2003	2,350,963	$2.03

Granted	629,750	$1.02
Exercised	(204,199)	$1.00
Cancelled	(942,276)	$2.46

Balance, September 30, 2004	1,834,238	$1.58

The following table summarizes information about stock options outstanding at September 30, 2004:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.43- - $ 0.69	362,500	9.82	$0.67	5,056	$0.59
$ 0.81- - $ 0.99	169,502	4.03	$0.94	128,210	$0.92
$ 1.00- - $ 1.39	766,000	7.66	$1.16	345,612	$1.17
$ 1.40- - $ 1.99	240,417	4.13	$1.60	99,063	$1.63
$ 2.00- - $ 3.68	182,396	4.12	$2.42	152,829	$2.43
$ 5.09- - $12.37	113,423	4.81	$6.61	113,423	$6.74

	1,834,238	6.86	$1.58	844,192	$2.16

All stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date. The weighted average fair value of the stock options granted was $.63, $.59, and $.93 for fiscal 2004, 2003 and 2002, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: risk-free interest rate of 2.6%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 77%. In 2003 the assumptions were: risk-free interest rate of 2%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 78%. In 2002, the assumptions were: risk-free interest rate of 5.5%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 82%. Stock options generally expire between three to ten years from the grant date. Stock options generally vest over a three-year period, with one thirty-sixth becoming exercisable on each of the monthly anniversaries of the grant date.

The Company has also issued 20,000 stock options to non-employees which are accounted for as variable arrangements under the provisions of EITF 96-18. Compensation expense related to such awards were $15,698, $15,576, and $54,612 for the years ended September 30, 2004, 2003, and 2002, respectively, and are included in general and administrative expense. Future increases in the fair value of the Company’s common stock could result in additional compensation expense.

NOTE 3 - LINE OF CREDIT - BANK

On February 19, 2003 the Company revised its working capital revolving line of credit with First National Bank. This line required interest to be paid at prime plus 1 percentage point, and was subject to a limit on maximum available borrowings of $750,000.  The Company had no borrowings under the working capital line of credit on September 30, 2003.  This credit line was subject to a net worth covenant whereby the Company was required to maintain a tangible net worth of $2,000,000 in order to use the credit line.  The loss sustained during the quarter ended December 31, 2003 caused the Company’s net worth to fall to $1,602,000. Though the Company had no borrowings under the credit line as of December 31, 2003, the Company was no longer in compliance with the aforementioned net worth covenant. In June 2004, the Company entered into a Convertible Note with Laurus Master Fund (Laurus). This Convertible Note is described in Note 7 of the financial statements The Note is secured by a general lien on all assets of the Company, and as a condition of this transaction, the Company’s line of Credit with First National Bank was cancelled.

NOTE 4 - INCOME TAXES

     For the years ended September 30, 2004, 2003 and 2002, the provision for income taxes were as follows:

	2004	2003	2002
Federal - Current	$0	$0	$0
State - Current	2,000	11,000	0
Total	$2,000	$11,000	$0

Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company's net deferred tax liabilities and assets as of September 30, 2003 and 2002 are as follows:

	2004	2003
Deferred tax assets (liabilities):
Reserves not currently deductible	$531,000	$159,000
Book depreciation and amortization in excess of tax	28,000	333,000
Research credit carryforwards	551,000	529,000
AMT credit carryforward	69,000	69,000
Net operating loss carryforwards	4,028,000	3,088,000
Capitalized research and development costs	24,000	104,000
Uniform capitalization	4,000	(19,000)
Other	635,000	132,000
Total deferred tax assets	5,870,000	4,395,000
Valuation allowance for net deferred tax assets	(5,870,000)	(4,395,000)
Total	$0	$0

     The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2004 and 2003 due to uncertainties regarding the realization of such assets.

     The research credit and net operating loss carryforwards expire during the years 2005 to 2020. The federal and California net operating loss carryforwards at September 30, 2004 are approximately $11,100,000 and $4,368,000, respectively.

     The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

	2004	2003	2002
Amount computed using statutory rate (34%)	$(1,308,000)	$(844,000)	$(135,000)
Net change in valuation allowance for net deferred tax assets	1,331,000	919,000	(157,000)
Non-deductible items	15,000	26,000	22,000
State income taxes	(36,000)	(90,000)	0
Provision for income taxes	$2,000	$11,000	$0

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Matters - The Company is currently in litigation with BSM regarding a certain license agreement pursuant to which we licensed certain of BSM’s technology. BSM has claimed over $400,000 in unpaid royalties and the Company has counterclaimed for over $1,000,000 with respect to interference with business relations, breach of confidentiality and unfair competition.  At this time, the matter is in binding arbitration and we cannot make a reasonable determination regarding the outcome of this matter.

Other than as described above, we are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan - The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Company contributions. During fiscal 2004, 2003 and 2002, the Company elected not to make any contributions to the plan.

      Leases - The Company's offices and manufacturing facilities are leased under non-cancelable operating leases. The primary facilities lease expires on September 30, 2005. In addition, the Company leases office space in Frederick, Maryland which expires January 31, 2007. The lease costs are expensed on a straight-line basis over the lease term.

Future annual minimum rental payments payable by the Company under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2005	$425,135
2006	18,491
Thereafter	6,224
Total	$449,850

     Rent expense for operating leases, net of sub-lease income, for the years ended September 30, 2004, 2003 and 2002 totaled $524,180, $505,711 and $314,872, respectively.

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

NOTE 7 - ISSUANCE OF CONVERTIBLE DEBT

On June 11, 2004, the Company secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6% as of December 2, 2004)and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the Company's common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 17.6%

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of the Company's common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then the Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. On October 4, 2004 the Company filed the registration statement with the Securities and Exchange Commission and the registration statement remains pending as of the date of this report. Amortization of the debt discounts through September 30, 2004 was $96,247.

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

The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909.09 , together with any accrued and unpaid interest to date. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.70 per share.

A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the Secured Note and warrants so as to permit the public resale thereof (See Note 9). Liquidated damages of 2% of the Secured Note balance per month accrue if stipulated deadlines are not met. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004.

The following table reflects the Convertible Debt at September 30, 2004:

Convertible Debt	$3,000,000
Deferred financing costs	(945,024)
2,054,976
Less: Current Portion	(570,827)
$1,484,149

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/05	$ 909,091
Year ended 9/30/06	1,090,909
Year ended 9/30/07	$1,000,000

NOTE 8 - SALE OF ASSETS

On July 7, 2004, the Company entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of the Company’s trade assets relating to its Item Processing line of business. In addition, HFS assumed the trade liabilities and hired certain of the Company’s personnel relating to this line of business. In connection with this transaction, the Company entered into a reseller agreement wherein HFS will be the exclusive reseller of this line of business. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. The consideration was reduced by $100,000, which has been placed in escrow pending delivery of the Company’s Fraud Protect System to certain customers. The agreement required the Company to Indemnify HFS for future liabilities. The indemnification is limited to $250,000, which has been recorded as a liability, and will expire one year from the date of the transaction. Under the agreement with HFS, the Company may receive additional consideration from HFS should certain contractual issues be resolved, but no assurance can be made this will occur. The gain on sale is shown as follows:

Total Consideration	$1,425,000
Less: amounts held in escrow	(100,000)
Less: indemnifications	(250,000)
Plus: liabilities and deferred revenue assumed by Harland	988,014
Less: expenses of sale	(181,160)
Cost basis of receivables sold	(453,436)
Cost basis of fixed assets sold	(95,237)
Cost basis of licenses sold	(60,938)
Cost basis of inventory sold	(1,888)
Gain on Sale	$1,270,355

NOTE 9 - WARRANT LIABILITY

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($367,887) and the change in fair value from the date of issuance to September 30, 2004 has been included in other (expense) income.

For the year ended September 30, 2004 the change in fair value of the warrants issued with registration rights for the underlying shares increased by approximately $48,020 to $415,907 at September 30, 2004 and is recognized in other expense.

NOTE 10 - SUBSEQUENT EVENTS

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

NOTE 11 - PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues - During fiscal years 2004, 2003 and 2002, the Company's revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

	Year Ended September 30,
	2004	2003	2002
Character recognition	71%	90%	95%
Maintenance & Other	29%	10%	5%

Sales Concentrations - The Company sells its products primarily to community depository institutions. For the years ended September 30, 2004, 2003 and 2002, the Company had the following sales concentrations:

	Year Ended September 30,
	2004	2003	2002
Customers to which sales were
in excess of 10% of total sales
Number of customers	1	3	3
Aggregate percentage of sales	12%	30%	34%

Foreign Sales - primarily Europe	4%	3%	4%

Below is a summary of the revenues by product lines.

	2004	2003	2002
Revenue (000’s)
Recognition Toolkits	$1,859	$4,465	$5,963
Check Image Solutions	1,406	5,391	5,293
Document and Image Processing Solutions	439	740	1,010
Maintenance and other	1,536	998	817
Total Revenue	$5,240	$11,594	$13,083

NOTE 12 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for the years ended September 30, 2004 and 2003 is as follows (In thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter*	Quarter

Year Ended September 30, 2004
Net Sales	$1,695	$2,018	$987	$540
Income (Loss) from Operations	(1,084)	(813)	(1,418)	(157)
Net Income (Loss)	(1,077)	(816)	(1,436)	(517)
Net Income (Loss) per share-Basic	(.10)	(.07)	(.13)	(.04)
Net Income (Loss) per share-Diluted	(.10)	(.07)	(.13)	(.04)

Year Ended September 30, 2003
Net Sales	$2,971	$3,858	$3,042	$1,723
Income (Loss) from Operations	63	29	(957)	(1,636)
Net Income (Loss)	61	26	(953)	(1,625)
Net Income (Loss) per share-Basic	.03	.01	(.09)	(.15)
Net Income (Loss) per share-Diluted	.03	.01	(.09)	(.15)

*See Note 13

NOTE 13 - AMENDED QUARTERLY FINANCIAL STATEMENTS

In December 2004, the Company discovered an error resulting in an adjustment relating to the beneficial conversion feature of the Convertible Note transaction, as discussed in Note 7, and the resulting interest expense from the amortization of the debt financing costs should have been recorded. In addition, the Company discovered that, as discussed in Note 9, the warrants, previously recorded as equity, should have been recorded as a liability, until such time as the registration of the shares subject to the warrant becomes effective. The Company intends to file an amended Form 10Q, to reflect these changes, which will show the following changes:

	AS ORIGINALLY FILED	AS AMENDED
CURRENT LIABILITIES	$2,309,552	$2,966,712
LONG-TERM LIABILITIES	$2,351,273	$1,707,995
TOTAL LIABILITIES	$4,660,825	$4,674,707
STOCKHOLDERS EQUITY (DEFICIT)	$(4,850)	$(18,732)

	AS ORIGINALLY FILED	AS AMENDED
NINE MONTHS
INTEREST EXPENSE	$18,510	$23,896
NET LOSS	$(3,323,033)	$(3,328,579)
NET LOSS PER SHARE	$(0.29)	$(0.29)

THREE MONTHS
INTEREST EXPENSE	$17,815	$22,801
NET LOSS	$(1,431,033)	$(1,436,019)
NET LOSS PER SHARE	$(0.13)	$(0.13)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mitek Systems, Inc.:

We have audited the accompanying balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2004, and the results of its operations and its cash flows for the year ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, INC.
Santa Monica, California
January 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mitek Systems, Inc.:

We have audited the accompanying balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2003, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche, LLP
San Diego, California
December 29, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the year ended September 30, 2004 to timely alert them to material information relating to the Company required to be included in the Company's Exchange Act filings. Except as discussed in the following paragraph, there have been no changes in the Company's internal control over financial reporting subsequent to the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

In connection with the audit of the Company's financial statements for the year ended September 30, 2004, the Company identified that they had incorrectly accounted for (i) the beneficial conversion feature of the convertible promissory note issued to Laurus in the third quarter of fiscal 2004 and (ii) the categorization and recording of the warrants that were issued to Laurus in connection with the convertible promissory note issued to Laurus in the third quarter of fiscal 2004. We have determined that the incorrect accounting resulted from a significant deficiency in our internal controls over application of existing accounting principles to new transactions and financial reporting. Management has enhanced its internal controls and now believes that the significant deficiency has been remediated.

Changes in internal controls. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we identified certain deficiencies in our internal controls, for which, we have now enhanced the internal controls.  We now believe that the significant deficiency has been remedied.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held February 2, 2005 (the “Proxy Statement”). Such information is incorporated herein by reference.

    The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

    We have adopted the Mitek Systems, Inc. financial Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.miteksys.com. If we make any amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION

 The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees - Director Compensation” is incorporated herein by reference.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

 The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

 ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) The following documents are included in the Company's Annual
          Report to Stockholders for the year ended September 30, 2004:

Reports of Independent Registered Public Accounting Firm

Balance Sheets -
As of
September 30, 2004 and 2003

Statements of Operations -
For the Years Ended
September 30, 2004, 2003, and 2002

Statements of
Stockholders’ Equity (Deficit) -
For the Years Ended
September 30, 2004, 2003, and 2002

Statements of Cash Flows -
For the Years Ended
September 30, 2004, 2003, and 2002

Notes to Financial Statements -
For the years Ended
September 30, 2004, 2003, and 2002

With the exception of the financial statements listed above and the other information incorporated by reference herein, the Annual
Report to Stockholders for the fiscal year ended September 30,
2004, is not to be deemed to be filed as part of this report.

              (a) (2)   Exhibits:

3.1	Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended. (1)

3.2	Bylaws of Mitek Systems, Inc. as Amended and Restated. (1)

10.1	1986 Stock Option Plan (2)

10.2	1988 Non Qualified Stock Option Plan (2)

10.3	1996 Stock Option Plan(3)

10.4	1999 Stock Option Plan (4)

10.5	401(k) Plan (2)

13.	Annual Report to Stockholders for the year ended September 30, 2004.

23.	Consents of Independent Registered Public Accounting Firms

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’ Annual Report on Form 10-K for the fiscal year ended September 30, 1987

(2)	Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10-K for the fiscal year ended September 30, 2001

(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended September 30, 2004:

Form 8-K filed with the Securities and Exchange Commission on July 8, 2004, under Item 5 and Item 7 announced that Mitek Systems, Inc. had sold On July 7, 2004, Mitek Systems, Inc. issued a press release stating that it had sold certain assets and granted exclusive distribution and licensing rights to Harland Financial Solutions, Inc.

Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, under Item 7 and Item 12 announced Mitek Systems, Inc.'s financial results for the third fiscal quarter ended June 30, 2004.

Form 8-K filed with the Securities and Exchange Commission on September 21, 2004, under Item 5 and Item 9 announced a change in the directors of Mitek Systems, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12, 2005	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello,
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton	January 12, 2005
John M. Thornton, Chairman of the Board and Chief Financial Officer (Principal Financial Officer and Director)

/s/ James B. DeBello	January 12, 2005
James B. DeBello, President and Chief Executive Officer (Principal Executive Officer and Director)

/s/ Gerald I. Farmer	January 12, 2005
Gerald I. Farmer, Director

/s/ Michael Bealmear	January 12, 2005
Michael Bealmear, Director

/s/ Sally B. Thornton	January 12, 2005
Sally B. Thornton, Director

/s/ William P. Tudor	January 12, 2005
William P. Tudor, Director

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
14145 Danielson Street, Suite B
Poway, California 92064
(858) 513-4600

CORPORATE OFFICERS
John M. Thornton, Chairman of the Board and Chief Financial Officer
James B. DeBello , President and Chief Executive Officer
Murali Narayanan, Vice President of Marketing
Emmanuel deBoucaud, Vice President of Sales
Grigori Nepomniachtchi, Chief Technical Officer

TRANSFER AGENT
Mellon Investor Services LLC
400 S. Hope Street, Fourth Floor, Los Angeles, California 90071
www.melloninvestor.com

AUDITORS
Stonefield & Josephson, Inc.
1620 26th St, Suite 400 South, Santa Monica, California 90404

DIRECTORS
John M. Thornton, Chairman of the Board, and Chief Financial Officer
Sally B. Thornton, Investor
Michael Bealmear (1) (2)
James B. DeBello, President, Chief Executive Officer
Gerald I. Farmer, Ph.D. (1) (2)
William P. Tudor (1) (2)

NOTES
(1) Compensation Committee
(2) Audit Committee

FORM 10-K REPORT
Copies of the Company’s Form 10-K report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 14145 Danielson St., Suite B, Poway, California 92064, phone (858) 513-4600.

