Form 10-K/A
period 2003-09-30
MITEK SYSTEMS INC
filed 2005-02-03
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                 Amendment No.1

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

                              MITEK SYSTEMS, INC.

                                   FORM 10-K

                  For The Fiscal Year Ended September 30, 2003


                                     Part IV

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 3
         Signatures.......................................................... 5

                                EXPLANATORY NOTE

      On December 30, 2003, Mitek Systems, Inc. ("Mitek") filed its Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (the "2003 10-K"). Mitek hereby amends the 2003 10-K to show the original auditor's consent as executed which was inadvertently originally filed without showing it was executed. The auditor's consent was not reissued for this amendment. No other amendments are or were made to the 2003 10-K.

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

      (a) (2) Exhibits:

      3.1 Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended (1)

      3.2   Bylaws of Mitek Systems, Inc. as Amended and Restated (1)

      10.1  1986 Stock Option Plan (2)

      10.2  1988 Non Qualified Stock Option Plan (2)

      10.3  1996 Stock Option Plan(3)

      10.4  1999 Stock Option Plan (4)

      10.5  401(k) Plan (2)

      13.   Annual Report to Stockholders for the year ended September 30,
            2003 (5)

      23.   Independent Auditors' Consent

      31.1 Certification by Chief Executive Officer Pursuant to Section 13a-14(a) of the Sarbanes-Oxley Act of 2002

      31.2 Certification by Chief Financial Officer Pursuant to Section 13a-14(a) of the Sarbanes-Oxley Act of 2002

      32.1 Certification by Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification by Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
(1) Incorporated by reference from the exhibits to the Company' Annual Report on Form 10-K for the fiscal year ended September 30, 1985

(2) Incorporated by reference from the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996.

(3) Incorporated by reference from the exhibits to the Company's Registration Statement on Form 10-K for the fiscal year ended September 30, 2001.

(4) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

(5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2003.

      Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

      (b) The following is a list of Current Reports on Form 8-K filed by the Company during the last quarter of the fiscal year ended September 30, 2003:

      Form 8-K filed with the Securities and Exchange Commission on July 23, 2003, under Item 7 and Item 9 announced Mitek Systems, Inc's preliminary financial results for the third fiscal quarter ended June 30, 2003.

      Form 8-K filed with the Securities and Exchange Commission on July 29, 2003, under Item 7 and Item 9 announced Mitek Systems, Inc.'s financial results for the third fiscal quarter ended June 30, 2003.


SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 3, 2005                 MITEK SYSTEMS, INC.


                                        By: /s/ James B. DeBello
                                           -------------------------------------
                                           James B. DeBello,
                                           President, Chief Executive Officer