Form 10QSB
period 2004-12-31
MITEK SYSTEMS INC
filed 2005-02-14
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235
                       ---------------------------------------------------------

                               MITEK SYSTEMS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             87-0418827
 ------------------------------                           ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

14145 Danielson St, Ste B,Poway, California                               92064
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

                                 Yes [X] No [ ]

      There were 11,389,481 shares outstanding of the registrant's Common Stock as of January 31, 2005.

                               MITEK SYSTEMS, INC.

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 2004

                                      INDEX


PART 1. FINANCIAL INFORMATION

      Item 1. Financial Statements
                                                                            Page
                                                                            ----

              a)    Balance Sheets As of December 31, 2004 (Unaudited)
                    and September 30, 2004 (Audited).......................... 1

              b)    Statements of Operations for the Three Months Ended
                    December 31, 2004 and 2003 (Unaudited).................... 2

              c)    Statements of Cash Flows for the Three Months Ended
                    December 31, 2004 and 2003 (Unaudited).................... 3

              d)    Notes to Financial Statements............................. 4


      Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations....................................... 9


      Item 4. Controls and Procedures.........................................14

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................15

      Item 6. Exhibits and Reports on Form 8-K................................15

SIGNATURE.....................................................................16

ITEM 1  FINANCIAL INFORMATION

                                        MITEK SYSTEMS, INC
                                          BALANCE SHEETS

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                         2004            2004
                                                                      (UNAUDITED)      (AUDITED)
                                                                      ------------    ------------
ASSETS
      CURRENT ASSETS:
      Cash                                                            $  1,365,074    $  2,607,173
      Accounts receivable-net of allowances of
           $797,473 and $773,473 respectively                              952,944         570,154
      Note receivable - related party                                            0         133,841
      Inventories - net                                                     15,398          11,078
      Prepaid expenses and other assets                                    238,783         180,876
                                                                      ------------    ------------
           Total current assets                                          2,572,199       3,503,122

      PROPERTY AND EQUIPMENT-net                                           108,699         119,111
      OTHER ASSETS                                                          20,927               0

                                                                      ------------    ------------
TOTAL ASSETS                                                          $  2,701,825    $  3,622,233
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES:
      Accounts payable                                                $    362,193    $    288,909
      Accrued payroll and related taxes                                    236,056         240,000
      Deferred revenue                                                     235,582         397,724
      Warrants-liability                                                   492,541         415,907
      Current portion of Convertible Debt, net of unamortized
          financing costs of $347,088 and $338,264 respectively            743,821         570,827
      Other accrued liabilities                                            625,370         743,056
                                                                      ------------    ------------
           Total current liabilities                                     2,695,563       2,656,423

      LONG-TERM LIABILITIES:
      Deferred rent                                                         10,891          13,215
      Convertible Debt, net of unamortized financing costs
        of $511,164 and $606,760  respectively                           1,307,018       1,484,149
                                                                      ------------    ------------
           Total long-term liabilities                                   1,317,909       1,497,364

                                                                      ------------    ------------
TOTAL LIABILITIES                                                        4,013,472       4,153,787
                                                                      ------------    ------------

      STOCKHOLDERS' EQUITY (DEFICIT):

      Common stock - $.001 par value; 20,000,000 shares authorized,
        11,389,481 issued and outstanding at
         December 31,  2004 and September 30,2004, respectively             11,389          11,389
      Additional paid-in capital                                        10,207,255      10,069,833
      Accumulated deficit                                              (11,530,291)    (10,612,776)
                                                                      ------------    ------------
           Net  stockholders' equity (deficit)                          (1,311,647)       (531,554)

                                                                      ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  2,701,825    $  3,622,233
                                                                      ============    ============


                          See accompanying notes to financial statements

                                      MITEK SYSTEMS, INC
                                   STATEMENTS OF OPERATIONS
                                          UNAUDITED

                                                                      THREE MONTHS ENDED
                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                    2004             2003
                                                                 ------------    ------------
SALES
      Software                                                   $    818,938    $    671,650
      Hardware                                                              0         370,105
      Professional Services, education and other                      481,484         653,127
                                                                 ------------    ------------
NET SALES                                                           1,300,422       1,694,882

COSTS AND EXPENSES:
      Cost of sales-Software                                           81,199         115,412
      Cost of sales-Hardware                                                0         339,977
      Cost of sales-Professional Services, education and other        102,119         287,123
      Operations                                                       40,838         361,108
      Selling and marketing                                           579,880         626,791
      Research and development                                        370,028         509,060
      General and administrative                                      926,815         539,304
                                                                 ------------    ------------
           Total costs and expenses                                 2,100,879       2,778,775

                                                                 ------------    ------------
OPERATING LOSS                                                       (800,457)     (1,083,893)

OTHER INCOME (EXPENSE):
      Interest expense                                               (133,660)              0
      Change in fair value of warrant liability                        (3,475)              0
      Interest and other income                                        20,078           9,729
                                                                 ------------    ------------
      Total other income (expense) - net                             (117,057)          9,729

                                                                 ------------    ------------
LOSS BEFORE INCOME TAXES                                             (917,514)     (1,074,164)

PROVISION FOR INCOME TAXES                                                  0           2,550
                                                                 ------------    ------------
NET LOSS                                                         $   (917,514)   $ (1,076,714)

NET LOSS PER SHARE - BASIC AND DILUTED                           $      (0.08)   $      (0.10)
                                                                 ============    ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON
SHARE EQUIVALENTS OUTSTANDING - BASIC AND DILUTED                  11,389,481      11,264,356
                                                                 ============    ============


                        See accompanying notes to financial statements

                                     MITEK SYSTEMS, INC
                                  STATEMENTS OF CASH FLOWS
                                         UNAUDITED

                                                                     THREE MONTHS ENDED
                                                                        DECEMBER 31,
                                                                 --------------------------
                                                                    2004           2003
                                                                 -----------    -----------
OPERATING ACTIVITIES
Net (loss) income                                                $  (917,514)   $(1,076,714)
      Adjustments to reconcile net loss to net cash
      used in operating activities:
           Depreciation and amortization                              23,077        113,044
           Provision for bad debts                                    24,000         24,000
           Change in fair value of warrant liability                   3,476              0
           Amortization of debt discount                              86,771              0
           Provision for sales returns & allowances                    5,000         31,768
           Fair value of stock options issued to non-employees         2,580              0
           Gain on sale of equity investment                         (16,159)             0
      Changes in operating assets and liabilities:
           Accounts receivable                                      (406,791)     1,128,614
           Inventories, prepaid expenses, and other assets           (62,226)       (70,092)
           Other long term assets                                    (20,927)             0
           Accounts payable                                           73,284       (224,118)
           Accrued payroll and related taxes                          (3,943)      (210,038)
           Long-term payable                                               0         (8,552)
           Deferred revenue                                         (162,142)      (128,622)
           Other accrued liabilities                                  82,990        (49,284)
                                                                 -----------    -----------
      Net cash used in operating activities                       (1,288,524)      (469,994)

INVESTING ACTIVITIES
      Purchases of property and equipment                            (13,235)       (15,395)
      Proceeds from sale of property and equipment                       569              0
      Payment (advances) on related party note receivable-net        150,000          5,841
                                                                 -----------    -----------
      Net cash provided by (used in) investing activities            137,334         (9,554)

FINANCING ACTIVITIES
      Repayment on convertible debt                                  (90,909)             0
      Proceeds from exercise of stock options                              0        125,523
                                                                 -----------    -----------
      Net cash provided by financing activities                      (90,909)       125,523
                                                                 -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         (1,242,099)      (354,025)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   2,607,173      1,819,102

                                                                 -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $ 1,365,074    $ 1,465,077
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
      Cash paid for interest                                     $    46,888    $        --
                                                                 ===========    ===========
      Cash paid for income taxes                                 $        --    $     2,550
                                                                 ===========    ===========
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

      Warrants issued in connection with settlement              $    73,159    $         0

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

        Results for the three months ended December 31, 2004 and 2003 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

        In November 2004, the FASB issued Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe adoption of this Statement will have a material effect on its financial statements

        In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not have real estate which is subject to this Statement.

        In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" This Statement amends Opinion 29, Accounting for Nonmonetary Transactions, which provided based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement was issued to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not have any such assets subject to this statement.

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

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

                                                      2004           2003
                                                      ----           ----
Risk free interest rates                              3.09           1.9%
Dividend yields                                        0%             0%
Volatility                                            77%             78%
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

        For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                                THREE MONTHS ENDED
                                                   DECEMBER 31
                                             ------------------------
                                               2004            2003
                                             ---------      ---------
Net income (loss) as reported                $    (917)     $  (1,077)
Net income (loss) pro forma                     (1,009)        (1,237)
Net income (loss) per share as reported           (.09)          (.10)
Net income (loss) per share pro forma             (.09)          (.11)

4.      CONVERTIBLE DEBT

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

        The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909, together with any accrued and unpaid interest to date. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.70 per share.

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

        The following table reflects the Convertible Debt at December 31, 2004:

        Convertible Debt                                         $ 2,909,091
        Deferred financing costs                                    (858,252)
                                                                 -----------
                                                                   2,050,839

        Less: Current Portion, net of unamortized financing costs   (743,821)
                                                                 -----------
                                                                 $ 1,307,018
                                                                 ===========

        The debt has the following principal amounts due over the remaining life as follows:

        Year ended 9/30/05                                       $   818,182
        Year ended 9/30/06                                         1,090,909
        Year ended 9/30/07                                       $ 1,000,000

5.      WARRANT LIABILITY

        In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($492,541) and the change in fair value from the date of issuance to September 30, 2004 has been included in other (expense) income.

        Prior to the end of fiscal 2004, the Company incurred a penalty to Laurus Funds for failing to register the securities underlying the Debt Instrument described in Note 7. The amount of the penalty was $208,000. This amount was shown as interest expense in the Financial Statements for the year ended September 30, 2004. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by the Company to be $73,159, using a Black-Scholes option pricing model.

        For the quarter ended December 31, 2004 the change in fair value of the warrants issued with registration rights for the underlying shares increased by approximately $3,476 to $492,541 at December 31, 2004 and is recognized in other expense.

6.      NOTE RECEIVABLE FROM MITEK SYSTEMS, LTD.

        During the Quarter, the Company was approached by the Principal Shareholder of Mitek Systems, Ltd, who offered to repurchase the Company's interest. In exchange for a cash payment of $150,000 and the cancellation of the stock options granted the principal, the Company agreed to exchange the shares held and the note outstanding, including accrued and unpaid interest. Mitek Systems, Ltd also agreed to cease using the Company's trade name and entered into a reseller agreement on terms similar to other resellers unrelated to the Company.

7.      PRODUCT REVENUES - Below is a summary of the revenues by product lines.

                                         THREE MONTHS
                                             ENDED
                                          DECEMBER 31
                                        ---------------
        REVENUE                          2004     2003
                                        ------   ------
        (000'S)
        Recognition Toolkits            $  911   $  452
        Check Image Solutions                0      688
        Document and Image Processing
          Solutions                         64      240
        Maintenance and other              325      315
                                        ------   ------
        Total Revenue                   $1,300   $1,695
                                        ======   ======

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

        The Company's strategy for fiscal 2005 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company's image based recognition and forgery detection technologies. In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions. The Company also seeks to expand the installed base of its Check Forgery detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entree into a larger base of community banks.

        Management presumes that users of these interim financial statements and information have read or have access to the discussion and analysis for the preceding fiscal year. See also Item 3, "Quantitative and Qualitative Disclosures about Market Risk."

CRITICAL ACCOUNTING POLICIES

        Mitek's financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates by management are affected by management's application of accounting policies are subjective and may differ from actual results. Critical accounting policies for Mitek include revenue recognition, impairment of accounts and notes receivable, loss contingencies, fair value of equity instruments and accounting for income taxes.

        Revenue Recognition

           The Company enters into contractual arrangements with end users that may include licensing of the Company's software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. The Company's accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Financial Statements on Form 10K previously filed.

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

        Loss Contingencies

        The financial statements presented include accruals for a loss contingency, relating to the litigation with BSM. While the Company believes it has meritorious defenses against such claims, the ultimate resolution to the matter, which is expected to occur within one year could result in a loss in excess of the amount accrued.

        Fair Value of Equity Instruments

        The valuation of certain items, including valuation of warrants, beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involve significant estimations with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions. As the Company's stock is thinly traded, the estimates, which are based partly on historical pricing of the Company's stock, may not represent fair value, but the Company believes it is presently the best form of estimating objective fair value.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2004 and 2003

        Net Sales. Net sales for the three month period ended December 31, 2004 were $1,300,000, compared to $1,695,000 for the same period in 2003, a decrease of $395,000, or 23%. The decrease was primarily attributable to the elimination of revenue from the Check Image Solutions business, which accounted for $688,000 in fiscal 2004. This 100% decline in revenue was offset by a 105% increase in revenue associated with our recognition toolkits, the result of license renewals signed in the first quarter of 2004 Sales in the Document and Image Processing Solutions also declined, by 71%. This is primarily due to the absence of a dedicated sales force for this product line. Sales of Maintenance declined by 5%, reflecting the reduction of the installed base of maintenance customers, due to the elimination of the Check Image Solution business, offset by continued increase in the installed base of recognition toolkit customers purchasing product support.

        Cost of Sales. Cost of Sales for the three month period ended December 31, 2004 was $183,000, compared to $743,000 for the same period in 2003, a decrease of $560,000 or 75%. Stated as a percentage of net sales, cost of sales decreased to 14% for the three month period ended December 31, 2004 compared to 44% for the same period in 2003. The dollar decrease, and the decrease as a percentage of sales, in cost of sales is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, which was sold to Harland Financial Solutions last year, during the three months, as compared to the same period in 2004.

        Operations. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Gross Operations expense for the three-month period ended December 31, 2004 were $41,000, compared to $510,000 for the same period in 2003. Net Operations expenses for the three-month period ended December 31, 2004 were $41,000, compared to $361,000 for the same period in 2003, a decrease of $320,000 or 89%. As a percentage of net sales, operations expenses decreased to 3% for the three-month period ended December 31, 2004, compared to 21% for the same period in 2003. The dollar decrease in gross expenses is is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, was sold to Harland Financial Solutions last year. The dollar decrease in net expense, and the decrease in expense as a percentage of net sales attributable to the reduced spending discussed above.

        Selling and Marketing. Selling and marketing expenses for the three month period ended December 31, 2004 were $580,000, compared to $627,000 for the same period in 2003, a decrease of $47,000 or 7%. Stated as a percentage of net sales, selling and marketing expenses increased to 45% for the three month period ended December 31, 2004, compared to 37% for the same period in 2003. The dollar decrease in expenses is primarily attributable to reduced commissions resulting from lower sales. The increase in expenses as a percentage of net sales is primarily attributable to lower revenues.

        Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended December 31, 2004 were $370,000 compared to $509,000 for the same period in 2003, a decrease of $139,000 or 27%. Stated as a percentage of net sales, research and development expenses decreased to 28% for the three month period ended December 31, 2004, compared to 30% for the same period in 2003. The decrease in expenses for the three-month period is primarily the result of the elimination of four full time engineers associated with the CheckQuest business, which was sold to Harland Financial Solutions last year. The decrease in expenses as a percentage of net sales is primarily attributable to reduced costs, as discussed above.

        General and Administrative. General and administrative expenses for the three month period ended December 31, 2004 were $927,000, compared to $539,000 for the same period in 2003, an increase of $388,000 or 72%. As a percentage of net sales, general and administrative expenses increased to 71% in 2004, from 32% in 2003. The dollar increase in expenses for the three month period is attributable to increased legal costs primarily relating to patent work and litigation with BSM, and increased audit fees, due to the restatement of prior reported quarters. The increase in expenses as a percentage of net sales is primarily attributable to the increased spending discussed above.

        Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended December 31, 2004 was ($117,000), compared to interest and other income (expense) of $10,000 for the same period in 2003, a change of $124,000. The primary reason for the change is the cash interest paid to Laurus Master Fund during the quarter of $47,000, as well as amortization of the deferred loan costs related to the warrants issued and the beneficial conversion feature of the convertible note.

LIQUIDITY AND CAPITAL

        At December 31, 2004 the Company had $1,365,000 in cash as compared to $2,607,000 at September 30, 2004. Accounts receivable totaled $953,000, an increase of $383,000 over the September 30, 2004, balance of $570,000. This increase was primarily a result of increased sales activity during the first fiscal quarter.

        The Company has financed its cash needs during the first quarter of fiscal 2005 primarily from collection of accounts receivable. During fiscal 2004, the Company financed its cash needs primarily from financing and investing activities.

        Net cash used in operating activities during the three months ended December 31, 2004 was ($1,289,000). The primary use of cash from operating activities was the loss during the quarter of $918,000, an increase in accounts receivable of $407,000, a decrease to the deferred revenue accounts of $162,000. The primary source of cash from operating activities was depreciation and amortization of $110,000 and increased deferred loan fees related to issuance of warrants of $73,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

        During the quarter ended December 31, 2004, the Company also received cash of approximately $150,000 from financing activities in the form of proceeds from the repayment of the note receivable from Mitek Systems, Ltd. as discussed in Note 6 of the accompanying financial statements.

        The Company's working capital and current ratio were ($123,000) and .95, respectively, at December 31, 2004, and $847,000 and 1.32, respectively, at September 30, 2004. At December 31, 2004, total liabilities to equity ratio was (3.13) to 1 compared to (7.81) to 1 at September 30, 2004. As of December 31, 2004, total liabilities were $185,000 less than on September 30, 2004.

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


        In November 2004, the FASB issued Statement No. 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company does not believe adoption of this Statement will have a material effect on its financial statements

        In December 2004, the FASB issued Statement No. 152, Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not have real estate which is subject to this Statement.

        In December 2004, the FASB issued Statement No. 153 "Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29" This Statement amends Opinion 29, Accounting for Nonmonetary Transactions, which provided based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement was issued to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Company does not have any such assets subject to this statement.

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

        In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

ITEM 4  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended December 31, 2004 to timely alert them to material information relating to the Company required to be included in the Company's Exchange Act filings. Except as discussed in the following paragraph, there have been no changes in the Company's internal control over financial reporting subsequent to the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange
Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As noted above, we identified certain deficiencies in our internal controls, for which, we have now enhanced the internal controls. We now believe that the significant deficiency has been remedied.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-K for the year ended September 30, 2004, which Item 3 is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

        a.  Exhibits:

            The following exhibits are filed herewith:

            EXHIBIT
            NUMBER                    EXHIBIT TITLE
            ------- ------------------------------------------------------------

            31.1 Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
            --------------------------------------------------------------------
            31.2 Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
            --------------------------------------------------------------------
            32.1 Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley
                    Act of 2002
            --------------------------------------------------------------------
            32.2 Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley
                    Act of 2002
            --------------------------------------------------------------------

        b. The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter ended December 31, 2004:

            o Form 8-K filed with the Securities and Exchange Commission on October 6, 2004, under Item 4 and Item 9 announced that Mitek Systems, Inc. had dismissed Deloitte & Touche LLP as Mitek's independent auditor and engaged Stonefield Josephson, Inc. as Mitek's independent auditor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MITEK SYSTEMS, INC.


Date:   February 12, 2005                     /s/    James B. Debello
                                              ----------------------------
                                              James B. DeBello, President and
                                              Chief Executive Officer



Date:   February 12, 2005                     /s/    John M. Thornton
                                              -----------------------------
                                              John M. Thornton, Chairman and
                                              Chief Financial Officer