Form 10-Q/A
period 2004-06-30
MITEK SYSTEMS INC
filed 2005-05-12
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-Q/A
AMENDMENT NO. 2

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

Yes |_|    No   |X|.

MITEK SYSTEMS, INC.
FORM 10-QA

For the Quarter Ended June 30, 2004

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page
a)	Balance Sheets
	As of June 30, 2004 and September 30, 2003 (unaudited)	1

b)	Statements of Operations
	for the Three and Nine Months Ended June 30, 2004 and 2003 (unaudited)	2

c)	Statements of Cash Flows
	for the Nine Months Ended June 30, 2004 and 2003 (unaudited)	3

d)	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17
Item 4.	Controls and Procedures	17

Part II. Other Information

Item 2.	Changes in Securities and Use of Proceeds	17
Item 6.	Exhibits and Reports on Form 8-K	18

Signature	20

EXPLANATORY NOTE

Mitek Systems, Inc. (the "Company") is filing this Amendment No. 2 to its Form 10-Q/A for the quarter ended June 30, 2004 to provide additional information regarding our controls and procedures.

The original Form 10-Q for the quarter ended June 30, 2004 (the “10-Q”) was filed on August 16, 2004. Amendment No. 1 to the Company’s Form 10-Q for the quarter ended June 30, 2004 was filed on January 13, 2005 to reflect the restatement of our financial statements (the "Restatement"). The Restatement reflects adjustments recognized in the quarter, which also affects current and long-term liabilities and stockholders' equity at or for the three and nine months ended June 30, 2004. A discussion of this Restatement and a summary of the effects of the Restatement are presented in Note 10 to the Financial Statements.

For the convenience of the reader, this Amendment No. 2 amends in its entirety the 10-Q and Amendment No.1. This Amendment No. 2 continues to speak as of the date of the 10-Q, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the 10-Q.

The following section of this Quarterly Report on Form 10-Q/A has been revised from Amendment No. 1:

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the fiscal quarter ended June 30, 2004. During the fiscal quarter ended June 30, 2004, the Company did not change its internal control over financial reporting in a manner that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In connection with the audit of the Company's financial statements for the year ended September 30, 2004, the Company identified that it had incorrectly accounted for (i) the beneficial conversion feature of the convertible promissory note issued to Laurus in the third quarter of fiscal 2004 and (ii) the categorization and recording of the warrants that were issued to Laurus in connection with the convertible promissory note issued to Laurus in the third quarter of fiscal 2004. The Company determined that the incorrect accounting resulted from a significant deficiency in its internal controls over application of existing accounting principles to new transactions and financial reporting.

The Company took various steps subsequent to the quarter ended December 31, 2004, to enhance its internal controls and now believes that the significant deficiency has been remediated. Specifically, the Company’s internal control improvements were to implement the following procedure when the Company is faced with an accounting issue which the Company perceives to be particularly complex: (i) the issue will be researched, including analysis of the transaction and how the appropriate authoritative literature mandates accounting treatment; (ii) the Company will conduct additional communication with its independent auditor as to the appropriateness of the authoritative literature considered; (iii) the Company will generate a memorandum regarding the basis for the Company’s accounting treatment; (iv) the memorandum will be retained in the Company’s files as documented evidence of its findings; and (v) the memorandum will be presented to the Company’s independent auditors for review.

While the Company believes its significant deficiency has been remediated, it also has undertaken a search for a full-time Chief Financial Officer with deeper understanding of the current accounting literature as it relates to the Company’s business, which the Company anticipates will be completed during the fiscal year ending September 30, 2005. The Company believes such a Chief Financial Officer will result in further improvements to its internal control and to its disclosure controls and procedures.

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

MITEK SYSTEMS, INC.

Date: May 12, 2005	By:	/s/ James B. DeBello
James B. DeBello, President and Chief Executive Officer (Authorized Officer and Principal Executive Officer)

Date: May 12, 2005	By:	/s/ John M. Thornton
John M. Thornton, Chairman and Chief Financial Officer (Principal Financial Officer)