Form 10-K/A
period 2004-09-30
MITEK SYSTEMS INC
filed 2005-05-12
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 1

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

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2004

Index

Part I

Item 1	Business	3
Item 2	Properties	11
Item 3	Legal Proceedings	11
Item 4	Submission of Matters to a Vote of Security Holders	11
Item 4A	Executive Officers of the Registrant	11

Part II

Part III

Item 10	Directors and Executive Officers of the Registrant	61
Item 11	Executive Compensation	62
Item 12	Security Ownership of Certain Beneficial Owners and Management	62
Item 13	Certain Relationships and Related Transactions	62
Item 14	Principal Accounting Fees and Services	62

Part IV

Item 15	Exhibits, Financial Statement Schedules and Reports on Form 8-K	62
	Signatures	65

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

The Company also experienced a decline in revenue from fiscal 2003 to fiscal 2004 of approximately $2,606,000 or approximately 58% associated with our recognition toolkits, the result of continued customer concern over the Company’s recent quarterly losses. The Company also experienced a decline in revenue as a result of its decision to negotiate contracts with customers which are intended to create recurring revenue based upon product shipped. Historically, these customers typically would have entered into enterprise licenses with the Company which would have provided unlimited quantities of software over a specified period. The Company believes the new contract terms will create recurring quarterly revenue, which is likely to exceed the amounts which would have been received under the enterprise licenses over the contract term. Prospectively, the Company expects that this area will grow during fiscal 2005, as this is now the primary focus of the Company’s sales force.

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

To aid investor understanding of our historical results of operations and the impact of the transaction described in NOTE 8 - SALE OF ASSETS, presented below are the sales and cost of sales for the above mentioned revenue items, with detail corresponding to the line items of revenue and cost of sales as presented in the accompanying financial statements.

Fiscal Year Ended September 30, 2004

	Recognition Toolkits	Check Image Solutions	Document and Image Processing Solutions	Maintenance & Other	Total
Sales					
Software	1,805	216	209		2,230
Hardware	5	854	-		859
Professional Services	49	336	230	1,536	2,151
Total Sales	1,859	1,406	439	1,536	5,240
Cost of Sales					
Software	260	192	46		498
Hardware	3	802			805
Professional Services	35	191	102	349	677
Total Cost of Sales	298	1,185	148	349	1,980

Fiscal Year Ended September 30, 2003

	Recognition Toolkits	Check Image Solutions	Document and Image Processing Solutions	Maintenance & Other	Total
Sales					
Software	4,465	2,275	487	-	7,227
Hardware	-	2,447	-	-	2,447
Professional Services	-	669	253	998	1,920
Total Sales	4,465	5,391	740	998	11,594
Cost of Sales					
Software	577	288	-	-	865
Hardware	-	2,582	23	-	2,605
Professional Services	58	345	-	668	1,071
Total Cost of Sales	635	3,215	23	668	4,541

Fiscal Year Ended September 30, 2002

	Recognition Toolkits	Check Image Solutions	Document and Image Processing Solutions	Maintenance & Other	Total
Sales					
Software	5,963	2,770	955		9,688
Hardware		2,147			2,147
Professional Services		376	55	817	1,248
Total Sales	5,963	5,293	1,010	817	13,083
Cost of Sales					
Software	727	376	47		1,150
Hardware		2,023			2,023
Professional Services		172	81	325	578
Total Cost of Sales	727	2,571	128	325	3,751

Generally, the revenue and cost of sales attributable to the Check Image line of business was substantially eliminated in the Harland transaction and is not expected to generate any future revenue.

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

FINANCIAL CONDITION

At September 30, 2004 the Company had $2,607,000 in cash as compared to $1,819,000 at September 30, 2003. Accounts receivable totaled $570,000, a decrease of $2,331,000 from the September 30, 2003, balance of $2,901,000. This decrease was primarily a result of collection of existing receivables and the provision of an allowance for doubtful accounts of $520,000 and sale of receivables relating to the CheckQuest product line to Harland of $443,000, and as a result of decline in revenues.  The allowance for doubtful accounts receivable increased substantially at September 30, 2004 as compared to September 30, 2003, both as an absolute amount and as a percentage of outstanding receivables. This is primarily due to a dispute over a receivable from a single customer. The Company engaged legal counsel to negotiate a settlement; however, the specific amount collectable under this license was not determinable at September 30, 2004, and the Company adjusted its allowance for doubtful accounts to reserve the entire amount of this receivable until such time as collectability could be reasonably determined and assured.

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

/s/ Deloitte & Touche, LLP
San Diego, California
December 29, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the year ended September 30, 2004. During the fiscal quarter ended September 30, 2004, the Company did not change its internal control over financial reporting in a manner that materially affected, or is reasonably likely to materially affect, the Company's internal control over reporting.

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

The Company has taken various steps to enhance its internal controls and now believes that the significant deficiency has been remediated. Specifically, the Company’s internal control improvements were to implement the following procedure when the Company is faced with an accounting issue which the Company perceives to be particularly complex: (i) the issue will be researched, including analysis of the transaction and how the appropriate authoritative literature mandates accounting treatment; (ii) the Company will conduct additional communication with its independent auditor as to the appropriateness of the authoritative literature considered; (iii) the Company will generate a memorandum regarding the basis for the Company’s accounting treatment; (iv) the memorandum will be retained in the Company’s files as documented evidence of its findings; and (v) the memorandum will be presented to the Company’s independent auditors for review.

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

Dated: May 12, 2005	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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