Form 10QSB/A
period 2004-12-31
MITEK SYSTEMS INC
filed 2005-05-12
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


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

                                   FORM 10-QSB

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

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................................15

      Item 6. Exhibits and Reports on Form 8-K................................15

SIGNATURE.....................................................................16

EXPLANATORY NOTE

Mitek Systems, Inc. (the "Company") is filing this Amendment No. 1 to its Form 10-QSB for the quarter ended December 31, 2004 to provide additional information regarding our controls and procedures and to provide additional details regarding our revenue.

The original Form 10-QSB for the quarter ended December 31, 2004 (the "10-QSB") was filed on February 14, 2005.

For the convenience of the reader, this Amendment No. 1 amends in its entirety the 10-QSB. This Amendment No. 1 continues to speak as of the date of the 10-QSB, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than as described in this explanatory note. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the Securities and Exchange Commission subsequent to the date of the filing of the 10-QSB.

The following sections of this Quarterly Report on Form 10-QSB/A have been revised from the 10-QSB:

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

         To aid investor understanding of our historical results of operations and the impact of the transaction described in Footnote 8 of our Form 10-K for the fiscal year ended September 30, 2004, whereby certain assets relating to the Company's Check Image Solution business were sold to Harland Financial Solutions, presented below are the sales and cost of sales for the above mentioned revenue items, with detail corresponding to the line items of revenue and cost of sales as presented in the accompanying financial statements.

                         Quarter Ended December 31, 2004
                                     (000's)

                                                                    Document and
                                    Recognition    Check Image    Image Processing    Maintenance &
                                     Toolkits       Solutions        Solutions            Other         Total
                                   -------------- -------------- ------------------- ----------------- --------
Sales
          Software                           755              0                  64                 0      819
          Hardware                             0              0                   0                 0        0
          Professional Services                0              0                   0               481      481
                                   -------------- -------------- ------------------- ----------------- --------
Total Sales                                  755              0                  64               481    1,300
                                   -------------- -------------- ------------------- ----------------- --------

Cost of Sales
          Software                            78              0                   4                 0       82
          Hardware                             0              0                   0                 0        0
          Professional Services                0              0                   0               102      102
                                   -------------- -------------- ------------------- ----------------- --------
Total Cost of Sales                           78              0                   4               102      184
                                   -------------- -------------- ------------------- ----------------- --------

                         Quarter Ended December 31, 2003
                                     (000's)

                                                                    Document and
                                    Recognition    Check Image    Image Processing    Maintenance &
                                     Toolkits       Solutions        Solutions            Other         Total
                                   -------------- -------------- ------------------- ----------------- --------
Sales (000's)
          Software                           452            187                  33                 0      672
          Hardware                             0            371                   0                 0      371
          Professional Services                0            130                 206               316      652
                                   -------------- -------------- ------------------- ----------------- --------
Total Sales                                  452            688                 239               316    1,695
                                   -------------- -------------- ------------------- ----------------- --------

Cost of Sales
          Software                           -18            126                   8                 0      116
          Hardware                             0            340                   0                 0      340
          Professional Services                0             75                  90               122      287
                                   -------------- -------------- ------------------- ----------------- --------
Total Cost of Sales                          -18            541                  98               122      743
                                   -------------- -------------- ------------------- ----------------- --------

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

ITEM 4  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the fiscal quarter ended December 31, 2004. During the fiscal quarter ended December 31, 2004, the Company did not change its internal control over financial reporting in a manner that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

         The Company took various steps subsequent to the quarter ended December 31, 2004, to enhance its internal controls and now believes that the significant deficiency has been remediated. Specifically, the Company's internal control improvements were to implement the following procedure when the Company is faced with an accounting issue which the Company perceives to be particularly complex:
(i) the issue will be researched, including analysis of the transaction and how the appropriate authoritative literature mandates accounting treatment; (ii) the Company will conduct additional communication with its independent auditor as to the appropriateness of the authoritative literature considered; (iii) the Company will generate a memorandum regarding the basis for the Company's accounting treatment; (iv) the memorandum will be retained in the Company's files as documented evidence of its findings; and (v) the memorandum will be presented to the Company's independent auditors for review.

         While the Company believes its significant deficiency has been remediated, it also has undertaken a search for a full-time Chief Financial Officer with deeper understanding of the current accounting literature as it relates to the Company's business, which the Company anticipates will be completed during the fiscal year ending September 30, 2005. The Company believes such a Chief Financial Officer will result in further improvements to its internal control and to its disclosure controls and procedures.

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


                                              MITEK SYSTEMS, INC.


Date:   May 12, 2005                          /s/    James B. Debello
                                              ----------------------------
                                              James B. DeBello, President and
                                              Chief Executive Officer