Form 10-Q
period 2005-03-31
MITEK SYSTEMS INC
filed 2005-05-16
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549


                                   FORM 10-QSB



(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2005 or

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

Registrant's telephone number, including area code (858) 513-4600
                                                   ----------------------------



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

                               Yes |X| No |_|

      There were 12,460,909 shares outstanding of the registrant's Common Stock as of April 30, 2005.

                               MITEK SYSTEMS, INC.

                                   FORM 10-QSB

                      For the Quarter Ended March 31, 2005

                                      INDEX

Part 1.   Financial Information

     Item 1.     Financial Statements                                                         Page
                                                                                              ----
                 a)   Balance Sheets
                      As of March 31, 2005 (Unaudited) and September 30, 2004 (Audited) ........1

                 b)   Statements of Operations
                      for the Three and Six Months Ended March 31, 2005
                      and 2004 (Unaudited) .....................................................2

                 c)   Statements of Cash Flows
                      for the Six Months Ended March 31, 2005 and 2004 (Unaudited) .............3

                 d) Notes to Financial Statements ..............................................4


     Item 2.     Management's Discussion and Analysis or Plan of Operation.....................11


     Item 3.     Controls and Procedures.......................................................16

Part II. Other Information

     Item 1.     Legal Proceedings.............................................................17

     Item 6.     Exhibits and Reports on Form 8-K..............................................17


Signature......................................................................................18

ITEM 1:
FINANCIAL INFORMATION

                               MITEK SYSTEMS, INC
                                 BALANCE SHEETS

                                                               March 31,     September 30,
                                                                 2005            2004
ASSETS                                                        (Unaudited)     (Audited)
                                                             ------------    ------------
    CURRENT ASSETS:
    Cash                                                     $  1,009,934    $  2,607,173
    Accounts receivable-net of allow ances of
         $621,699 and $773,473 respectively                     1,890,262         570,154
    Note receivable - related party                                     0         133,841
    Inventories - net                                              11,290          11,078
    Prepaid expenses and other assets                             165,519         180,876
                                                             ----------------------------
           Total current assets                                 3,077,005       3,503,122

    PROPERTY AND EQUIPMENT-net                                    106,182         119,111
    OTHER ASSETS                                                   69,585               0

                                                             ----------------------------
TOTAL ASSETS                                                 $  3,252,772    $  3,622,233
                                                             ============================

LIABILITIES AND STOCKHOLDERS' DEFICIT

    CURRENT LIABILITIES:
    Accounts payable                                         $    547,911    $    288,909
    Accrued payroll and related taxes                             335,309         240,000
    Deferred revenue                                              627,666         397,724
    Warrants-liability                                            373,655         415,907
    Current portion of Convertible Debt, net of
      unamortized financing costs of $470,045 and $338,624
      respectively                                                620,864         570,827
    Other accrued liabilities                                     785,085         743,056
                                                             ----------------------------
           Total current liabilities                            3,290,490       2,656,423

    LONG-TERM LIABILITIES:
    Deferred rent                                                   8,479          13,215
    Convertible Debt, net of unamortized financing
      costs of $231,525 and $606,760 respectively               1,313,929       1,484,149
                                                             ----------------------------
           Total long-term liabilities                          1,322,408       1,497,364

                                                             ----------------------------
TOTAL LIABILITIES                                               4,612,898       4,153,787
                                                             ----------------------------

    COMMITMENTS AND CONTINGENCIES

    STOCKHOLDERS' DEFICIT:

    Common stock - $.001 par value; 20,000,000
    shares authorized, 12,460,909 and 11,389,481
    issued and outstanding at
    March 31, 2005 and September 30, 2004, respectively            12,461          11,389
    Additional paid-in capital                                 10,956,183      10,069,833
    Accumulated deficit                                       (12,328,770)    (10,612,776)
                                                             ----------------------------
           Net stockholders' deficit                           (1,360,126)       (531,554)
                                                             ----------------------------

                                                             ----------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $  3,252,772    $  3,622,233
                                                             ============================

                 See accompanying notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF OPERATIONS
                                    Unaudited

                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                            March 31,                      March 31,
                                                      2005            2004            2005            2004
                                                  ------------------------------------------------------------
SALES
     Software                                     $  1,126,009    $    963,365    $  1,944,947    $  1,635,015
     Hardware                                               --         403,450              --         773,555
     Professional Services, education and other        645,790         651,264       1,127,274       1,304,391
                                                  ------------------------------------------------------------
NET SALES                                            1,771,799       2,018,079       3,072,221       3,712,961

COSTS AND EXPENSES:
     Cost of sales-Software                             57,538         211,962         138,737         327,374
     Cost of sales-Hardware                                  0         392,955               0         732,932
     Cost of sales-Professional services,
     education and other                               171,903         174,595         274,023         461,718
     Operations                                         35,570         377,583          76,408         738,692
     Selling and marketing                             622,893         495,229       1,202,774       1,122,020
     Research and development                          346,915         658,456         716,942       1,167,516
     General and administrative                      1,084,517         520,371       2,011,331       1,059,675
                                                  ------------------------------------------------------------
           Total costs and expenses                  2,319,336       2,831,151       4,420,215       5,609,927

                                                  ------------------------------------------------------------
OPERATING LOSS                                        (547,537)       (813,072)     (1,347,994)     (1,896,966)

OTHER INCOME (EXPENSE):
     Interest expense, including liquidating
     damages (2005)                                   (370,752)         (2,773)       (504,411)          6,956
     Change in fair value of warrant liability         118,886               0         115,410               0
     Interest and other income                             923               0          21,001               0
                                                  ------------------------------------------------------------
     Total other income (expense) - net               (250,943)         (2,773)       (368,000)          6,956

LOSS BEFORE INCOME TAXES                              (798,480)       (815,845)     (1,715,994)     (1,890,010)

PROVISION FOR INCOME TAXES                                   0               0               0           2,550

                                                  ------------------------------------------------------------
NET LOSS                                          $   (798,480)   $   (815,845)   $ (1,715,994)   $ (1,892,560)
                                                  ============================================================

LOSS PER SHARE - BASIC & DILUTED                  $      (0.07)   $      (0.07)   $      (0.15)   $      (0.17)
                                                  ============================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC & DILUTED                11,841,862      11,369,942      11,613,186      11,316,861
                                                  ============================================================

                 See accompanying notes to financial statements

                               MITEK SYSTEMS, INC
                            STATEMENTS OF CASH FLOWS
                                   Unaudited

                                                                                   SIX MONTHS ENDED
                                                                                       March 31,
                                                                                 2005            2004
                                                                             -----------------------------
OPERATING ACTIVITIES
Net loss                                                                     $ (1,715,994)   $ (1,892,560)
     Adjustments to reconcile net loss to net cash
     used in operating activities:
           Depreciation and amortization                                           46,939         228,538
           Provision for bad debts                                                 24,000          48,000
           Change in fair value of w arrant liability                            (115,410)              0
           Amortization of debt discount                                          243,454               0
           Provision for sales returns & allow ances                               (4,837)         61,112
           Fair value of stock options issued to non-employees                      2,580          10,776
           Gain on sale of equity investment                                      (16,159)              0
     Changes in operating assets and liabilities:
           Accounts receivable                                                 (1,344,108)        342,368
           Inventories, prepaid expenses, and other assets                        (54,440)        (13,016)
           Accounts payable                                                       259,002        (139,541)
           Accrued payroll and related taxes                                       95,309        (222,999)
            Deferred revenue                                                      229,942         323,942
           Other accrued liabilities                                              250,130         (94,220)
                                                                             -----------------------------
     Net cash used in operating activities                                     (2,099,592)     (1,347,600)

INVESTING ACTIVITIES
     Purchases of property and equipment                                          (34,580)        (26,155)
     Proceeds from sale of property and equipment                                     569               0
     Payment (advances) on related party note receivable-net                      150,000          32,279
                                                                             -----------------------------
     Net cash provided by investing activities                                    115,989           6,124

FINANCING ACTIVITIES
     Repayment on convertible debt                                               (363,636)              0
     Proceeds from sale of common shares                                          750,000
     Proceeds from exercise of stock options                                            0         204,220
                                                                             -----------------------------
     Net cash provided by financing activities                                    386,364         204,220
                                                                             -----------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (1,597,239)     (1,137,256)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,607,173       1,819,102
                                                                             -----------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  1,009,934    $    681,846
                                                                             =============================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                                                             -----------------------------
     Cash paid for interest                                                  $    260,958    $        695
                                                                             =============================
     Cash paid for income taxes                                              $         --    $      2,550
                                                                             =============================
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
     Warrants issued in connection w ith settlement                          $     73,159    $         --


                 See accompanying notes to financial statements

                               MITEK SYSTEMS, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     Basis of Presentation

       The accompanying unaudited financial statements of Mitek Systems, Inc. (the "Company") have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

       Mitek recently began to file its periodic reports with the SEC in compliance with the "small business issues" provisions of Regulation S-B, under the Securities Exchange Act of 1934. Previously, Mitek had filed its periodic reports under Regulation S-K and S-X under the Exchange Act. Generally, a small business issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. Mitek qualifies as a Regulation S-B filer since its annual revenues for both 2004 and 2003 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosure which is required under Regulation S-K and S-X.

       Results for the three and six months ended March 31, 2005 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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


         In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

         In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

         In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not currently have any investments that will be impacted by this provision.

3.     Accounting for Stock-Based Compensation

       The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

       Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for March 31, 2005 and 2004.

                                                          2005          2004
                                                          ----          ----
Risk free interest rates                                   3.5          2.3
Dividend yields                                            0%            0%
Volatility                                                 75%          111%
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

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows (in thousands, except for net loss per share information):

                                             Three months ended           Six months ended
                                                  March 31                    March 31
                                          ------------------------    ------------------------
                                             2005          2004          2005          2004
                                          ----------    ----------    ----------    ----------
Net income (loss) as reported             $     (798)   $     (815)   $   (1,716)   $   (1,892)
Net income (loss) pro forma                     (878)       (1,194)       (1,874)       (2,431)
Net income (loss) per share as reported         (.07)         (.07)         (.15)         (.17)
Net income (loss) per share pro forma           (.08)         (.10)         (.17)         (.28)

4.     Convertible Debt

         On June 11, 2004, the Company secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6% as of December 2, 2004) and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the Company's common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 23%.

         In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of the Company's common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then the Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. On October 4, 2004 the Company filed the registration statement with the Securities and Exchange Commission. Amortization of the debt discounts through September 30, 2004 was $96,247. During the six months ended March 31, 2005, amortization of the debt discount was $243,454.

         To secure the payment of all obligations, the Company entered into a Master Security Agreement which assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by the Company or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and has obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

         The Secured Note stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, the Company shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909, together with any accrued and unpaid interest to date. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to the Company a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then the Company pays the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of the Company's common stock, the number of such shares to be issued by the Company will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.70 per share.

         A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the Secured Note and warrants so as to permit the public resale thereof (See Note 9). Liquidated damages of 2% of the Secured Note balance per month accrue if stipulated deadlines are not met. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004. The Company was required to have received an effective registration no later than December 31, 2004. The registration was not effective by that time, so the Company incurred liquidating damages, payable in cash, in the amount of $180,000 for the period ended March 31, 2005. The Company was notified on May 13, 2005, that its registration is now effective.

       During the six months ended March 31, 2005, the Company has paid $363,636 of principal and $260,958 in cash interest.

       The following table reflects the Convertible Debt at March 31, 2005:

                                   Current          Long-Term          Total
                               ================= ================ =================
Convertible Debt                    $ 1,090,909      $ 1,545,455      $  2,636,364
Deferred financing costs              (470,045)        (231,525)         (701,571)
                               ----------------- ---------------- -----------------
                                      $ 620,864      $ 1,313,929        $1,934,793
                               ================= ================ =================

      The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/05                                   $ 545,455
Year ended 9/30/06                                   1,090,909
Year ended 9/30/07                                  $1,000,000

5. Warrant Liability

       In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($492,541) and the change in fair value from the date of issuance to March 31, 2005 has been included in other (expense) income.

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

       For the quarter ended March 31, 2005 the change in fair value of the warrants issued with registration rights for the underlying shares decreased by approximately $118,886 to $373,655 at March 31, 2005 and is recognized in other income.

       The Company was notified on May 13, 2005 that the Registration Statement filed was effective. As a result, the warrant liability will be redetermined on that date, with any difference between the $373,655 value as of March 31, 2005 and the value on May 13, 2005 being recognized in other income or expense. Thereafter the value of such warrants will be reclassified to warrant equity effective on this date.


6. Stockholders' Deficit

       On February 22, 2005, the Company entered into an agreement to sell common stock to John H. Harland Company, the parent company to Harland Financial Solutions. John H. Harland invested $750,000 in exchange for 1,071,428 shares of unregistered common stock. In addition to the shares, John H. Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share. This warrant is valid until February 22, 2012. Per the terms of this investment, if the Company was able to increase the authorized shares, John H. Harland had the right to invest an additional $750,000 at similar terms and conditions. In connection with the sale, the Company granted Harland board observation rights for as long as Harland continues to hold at least 20% of the shares of common stock it purchases under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants. Also, see Footnote 8, Subsequent Events, below.


7. Product Revenues - To aid investor understanding of our historical results of operations and the impact of the transaction described in Footnote 8 of our Form 10K/A for the fiscal year ended September 30, 2004, as previously filed with the Securities and Exchange Commission on May 12, 2005, whereby certain assets relating to the Company's Check Image Solution business were sold to Harland Financial Solutions, presented below are the sales and cost of sales for the above mentioned revenue items, with detail corresponding to the line items of revenue and cost of sales as presented in the accompanying financial statements.

                                          Quarter Ended March 31, 2005
                                                    (000's)
                                                                    Document and
                                   Recognition    Check Image     Image Processing          Maintenance &
                                    Toolkits       Solutions         Solutions            Other         Total
                                 --------------------------------------------------------------------------------
Sales
          Software                         1,093              0                   33               0       1,126
          Hardware                                            0                    0               0           0
          Professional Services                               0                    0             646         646
                                 --------------------------------------------------------------------------------
Total Sales                                1,093              0                   33             646       1,772
                                 --------------------------------------------------------------------------------

Cost of Sales
          Software                            45              0                   12               0          57
          Hardware                             0              0                    0               0           0
          Professional Services                0              0                    0             172         172
                                 --------------------------------------------------------------------------------
Total Cost of Sales                           45              0                   12             172         229
                                 --------------------------------------------------------------------------------


                                          Quarter Ended March 31, 2004
                                                    (000's)
                                                                    Document and
                                   Recognition    Check Image     Image Processing          Maintenance &
                                    Toolkits       Solutions         Solutions            Other         Total
                                 --------------------------------------------------------------------------------
Sales (000's)
          Software                           836             22                  105               0         963
          Hardware                             0            403                    0               0         403
          Professional Services                0             96                   11             545         652
                                 --------------------------------------------------------------------------------
Total Sales                                  836            521                  116             545       2,018
                                 --------------------------------------------------------------------------------

Cost of Sales
          Software                           194              2                   15               0         211
          Hardware                             0            393                    0               0         393
          Professional Services                0             63                    6             106         175
                                 --------------------------------------------------------------------------------
Total Cost of Sales                          194            458                   21             106         779
                                 --------------------------------------------------------------------------------

                                        Six Months Ended March 31, 2005
                                                    (000's)
                                                                    Document and
                                   Recognition    Check Image     Image Processing          Maintenance &
                                    Toolkits       Solutions         Solutions            Other         Total
                                 --------------------------------------------------------------------------------
Sales
          Software                         1,848              0                   97               0       1,945
          Hardware                             0              0                    0               0           0
          Professional Services                0              0                    0           1,127       1,127
                                 --------------------------------------------------------------------------------
Total Sales                                1,848              0                   97           1,127       3,072
                                 --------------------------------------------------------------------------------

Cost of Sales
          Software                           123              0                   16               0         139
          Hardware                             0              0                    0               0           0
          Professional Services                0              0                    0             274         274
                                 --------------------------------------------------------------------------------
Total Cost of Sales                          123              0                   16             274         413
                                 --------------------------------------------------------------------------------


                                        Six Months Ended March 31, 2004
                                                    (000's)
                                                                    Document and
                                   Recognition    Check Image     Image Processing          Maintenance &
                                    Toolkits       Solutions         Solutions            Other         Total
                                 --------------------------------------------------------------------------------
Sales
          Software                         1,288            209                  138               0       1,635
          Hardware                             0            774                    0               0         774
          Professional Services                0            226                  217             861       1,304
                                 --------------------------------------------------------------------------------
Total Sales                                1,288          1,209                  355             861       3,713
                                 --------------------------------------------------------------------------------

Cost of Sales
          Software                           176            128                   23               0         327
          Hardware                             0            733                    0               0         733
          Professional Services                0            138                   96             228         462
                                 --------------------------------------------------------------------------------
Total Cost of Sales                          176            999                  119             228       1,522
                                 --------------------------------------------------------------------------------

8. Subsequent Events

       On July 7, 2004, the Company entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of the Company's trade assets relating to its Item Processing product line. In addition, HFS assumed the trade liabilities and hired certain of the Company's personnel relating to this product line. In connection with this transaction, the Company entered into a reseller agreement wherein HFS will be the exclusive reseller of this product line. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. The Company recognized this transaction as of July 7, 2004, as previously disclosed in Footnote 8 of the Form 10K for the year ended September 30, 2004. . Under the agreement, HFS had the right to acquire certain additional assets for an additional consideration of $ 1 million by December 31, 2004, only if the Company was able to comply with certain closing conditions. In October 2004, such rights were extended through March 31, 2005.

         As discussed in Item 3 of the Company's Form 10-K, the Company was party to a binding arbitration with BSM regarding a certain license agreement pursuant to which the Company licensed certain of BSM's technology. BSM had claimed over $400,000 in unpaid royalties and the Company has counterclaimed for over $1,000,000 with respect to interference with business relations, breach of confidentiality and unfair competition. Pending the successful outcome of this arbitration, HFS withheld final payment on the assets purchased and no income was recognized on this contingent payment. This arbitration was held in San Diego from March 21 to March 24, 2005. On March 30, 2005, the Company was notified that the arbitration was concluded and on March 31, 2005, the Company notified HFS of the results of the binding arbitration. On April 13th , the

Company received the additional $1,000,000 and delivered certain executed documents according to terms satisfactory to the buyer. Accordingly, the Company will recognize this transaction as of April 13, 2005.

       On May 4, 2005, the Shareholders of the Company approved a board resolution which increased the authorized Common Shares of the Company from 20,000,000 to 40,000,000.

       As discussed above in Footnote 6, On May 4, 2005, the Company, by a vote of the shareholders, effected such increase in authorized shares. On May 4, 2005, John Harland invested $750,000 in exchange for 1,071,428 shares of unregistered common stock. In addition to the shares, John Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share. This warrant is valid until May 4, 2012. In connection with the sale, the Company granted Harland board observation rights for as long as Harland continues to hold at least 20% of the shares of common stock it purchases under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants. As a result of these transactions, John Harland Company will be considered a related party, as defined under United States Generally Accepted Accounting Principals. On February 22, 2005, the Company signed an agreement with John Harland, whereby the Company would perform certain engineering services. If certain engineering milestones are met, the Company could earn as much as $1,000,000. As of March 31, 2005, the Company has met milestones sufficient to earn $250,000 under this agreement. Though the Company believes it will meet all milestones under this agreement, no assurances of such achievement can be made.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's Discussion

       In addition to historical information, this Management's Discussion and Analysis or Plan of Operation (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company's markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company's inability to retain or renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices;
(x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xiii) inability to successfully carry out marketing and sales plans, including the Company's strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

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

      Loss Contingencies

      The financial statements presented included an accrual for a loss contingency, relating to the litigation with BSM. As discussed in Footnote 8 of the Financial Statements, the Company substantially prevailed against such claims. As a result, no loss relating to this claim was incurred. There are no other loss contingencies of which the Company is aware.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2005 and 2004

       Net Sales. Net sales for the three-month period ended March 31, 2005 were $1,772,000, compared to $2,018,000 for the same period in 2004, a decrease of $246,000, or 12%. The decrease was primarily attributable to the elimination of revenue from the Check Image Solutions business, which accounted for $521,000 in fiscal 2004. This 100% decline in revenue was offset by a 31% increase in revenue associated with our recognition toolkits, the result of license renewals signed in the second quarter of 2005. Sales in the Document and Image Processing Solutions also declined by 71%. This is primarily due to the absence of a dedicated sales force for this product line. Sales of Maintenance declined by 30%, reflecting the reduction of the installed base of maintenance customers, due to the elimination of the Check Image Solution business, offset by continued increase in the installed base of recognition toolkit customers purchasing product support.

         Net sales for the six-month period ended March 31, 2005 were $3,072,000, compared to $3,713,000 for the same period in 2004, a decrease of $641,000 or 17%. The decrease was primarily attributable to the elimination of revenue from the Check Image Solutions business, which accounted for $1,209,000 in fiscal 2004. This 100% decline in revenue was offset by a 43% increase in revenue associated with our recognition toolkits, the result of license renewals signed in the first and second quarter of 2005. Sales in the Document and Image Processing Solutions also declined by 73%. This is primarily due to the absence of a dedicated sales force for this product line. Sales of Maintenance declined by 17%, reflecting the reduction of the installed base of maintenance customers, due to the elimination of the Check Image Solution business, offset by continued increase in the installed base of recognition toolkit customers purchasing product support.

       Cost of Sales. Cost of sales for the three-month period ended March 31, 2005 was $229,000, compared to $780,000 for the same period in 2004, a decrease of $551,000 or 71%. Stated as a percentage of net sales, cost of sales increased to 13% for the three-month period ended March 31, 2005 compared to 39% for the same period in 2004. The dollar decrease, and the decrease as a percentage of sales, and in cost of sales, is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, which was sold to Harland Financial Solutions last year, during the three months, as compared to the same period in 2004.

       Cost of sales for the six-month period ended March 31, 2005 was $413,000, compared to $1,522,000 for the same period in 2004, a decrease of $1,109,000 or 73%. Stated as a percentage of net sales, cost of sales decreased to 13% for the six-month period ended March 31, 2005, compared to 41% for the same period in 2004. The dollar decrease, and the decrease as a percentage of sales, and in cost of sales, is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, which was sold to Harland Financial Solutions last year, during the three months, as compared to the same period in 2004.

       Operations Expenses. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Gross Operations expenses for the three-month period ended March 31, 2005 were $36,000, compared to $495,000 for the same period in 2004, a decrease of $459,000 or 93%. Net Operations expenses for the three-month period ended March 31, 2005 were $36,000, compared to $378,000 for the same period in 2004, a decrease of $342,000 or 90%.Stated as a percentage of net sales, operations expenses were 2% for the three-month period ended March 31, 2005, as compared with 19% for the same period in 2004. The dollar decrease in gross expenses is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, was sold to Harland Financial Solutions last year. The dollar decrease in net expense, and the decrease in expense as a percentage of net sales attributable to the reduced spending discussed above.

         Gross Operations expenses for the six-month period ended March 31, 2005 were $76,000, compared to $1,005,000 for the same period in 2004, a decrease of $929,000 or 92%. Net Operations expenses for the six-month period ended March 31, 2005 were $76,000, compared to $739,000 for the same period in 2004, a decrease of $663,000 or 90%. Stated as a percentage of net sales, operations expenses decreased to 2% for the six-month period ended March 31, 2005, compared to 20% for the same period in 2004. The dollar decrease in gross expenses is almost entirely due to the elimination of hardware installations related to the Company's CheckQuest product line, was sold to Harland Financial Solutions last year. The dollar decrease in net expense, and the decrease in expense as a percentage of net sales attributable to the reduced spending discussed above.

         Selling and Marketing Expenses. Selling and marketing expenses for the three-month period ended March 31, 2005 were $623,000, compared to $495,000 for the same period in 2004, an increase of $128,000 or 26%. Stated as a percentage of net sales, selling and marketing expenses increased to 35% for the three-month period ended March 31, 2005, as compared with 25% for the same period in 2004. The dollar increase in expenses is primarily attributable to additional Marketing personnel and outside services. The increase as a percentage of net sales is attributable to the increased spending discussed above.

         Selling and marketing expenses for the six-month period ended March 31, 2005 were $1,203,000, compared to $1,122,000 for the same period in 2004, an increase of $81,000 or 7%. Stated as a percentage of net sales, selling and marketing expenses increased to 39% from 30% for the same period in 2004. The dollar increase in expenses is primarily attributable to additional Marketing personnel and outside services. The increase as a percentage of net sales is attributable to the increased spending discussed above.

       Research and Development Expenses. Research and development expenses are incurred to maintain existing products, develop new products or new product features, technical customer support, and development of custom projects. Research and development expenses for the three-month period ended March 31, 2005 were $347,000, compared to $658,000 for the same period in 2004, a decrease of $311,000 or 47%. Stated as a percentage of net sales, research and development expenses decreased to 20% for the three-month period ended March 31, 2005, compared to 33% for the same period in 2004. The decrease in expenses for the three-month period is primarily the result of the elimination of four full time engineers associated with the CheckQuest business, which was sold to Harland Financial Solutions last year. The decrease in expenses as a percentage of net sales is primarily attributable to reduced costs, as discussed above.

         Research and development expenses for the six-month period ended March 31, 2005 were $717,000, compared to $1,168,000 for the same period in 2004, a decrease of $451,000 or 39%. Stated as a percentage of net sales, research and development expenses decreased to 23% for the six-month period ended March 31, 2005, compared to 31% for the same period in 2004. The decrease in expenses for the three-month period is primarily the result of the elimination of four full time engineers associated with the CheckQuest business, which was sold to Harland Financial Solutions last year. The decrease in expenses as a percentage of net sales is primarily attributable to reduced costs, as discussed above

       General and Administrative Expenses. General and administrative expenses for the three-month period ended March 31, 2005 were $1,085,000, compared to $520,000 for the same period in 2004, an increase of $565,000 or 109%. Stated as a percentage of net sales, general and administrative expenses increased to 61% for the three-month period ended March 31, 2005, compared to 26% for the same period in 2004. The dollar increase in expenses for the three month period is attributable to increased legal costs primarily relating to litigation with BSM. The increase in expenses as a percentage of net sales is primarily attributable to the increased spending discussed above.

       General and administrative expenses for the six-month period ended March 31, 2005 were $2,011,000, compared to $1,060,000 for the same period in 2004, an increase of $951,000 or 90%. Stated as a percentage of net sales, general and administrative expenses increased to 65% for the six-month period ended March 31, 2005, compared to 29% for the same period in 2004. The dollar increase in expenses for the three month period is primarily attributable to increased legal costs primarily relating to litigation with BSM. The increase in expenses as a percentage of net sales is primarily attributable to the increased spending discussed above.

         Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended March 31, 2005 was ($251,000), compared to interest and other income (expense) of ($3,000) for the same period in 2004, a change of $248,000. The primary reason for the change is the cash interest and liquidating damages for failure to achieve an effective registration statement paid to Laurus Master Fund during the quarter of $261,000, as well as amortization of the deferred loan costs related to the warrants issued and the beneficial conversion feature of the convertible note.

LIQUIDITY AND CAPITAL

       At March 31, 2005 the Company had $1,010,000 in cash as compared to $2,607,000 at September 30, 2004. Accounts receivable totaled $1,890,000, an increase of $1,320,000 over the September 30, 2004, balance of $570,000. This increase was primarily a result of increased sales activity during the first fiscal quarter.

         The Company has financed its cash needs during the six months of fiscal 2005 primarily from financing and investing activities. During fiscal 2004, the Company financed its cash needs primarily from financing and investing activities.

      Net cash used in operating activities during the three months ended March 31, 2005 was ($2,100,000). The primary use of cash from operating activities was the loss during the six months of $1,716,000 and an increase in accounts receivable of $1,344,000. The primary source of cash from operating activities was an increase to deferred revenue of $230,000 and increased accounts payable and other accrued liabilities of $509,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

      During the six months ended March 31, 2005, the Company also received cash of approximately $150,000 from investing activities in the form of proceeds from the repayment of the note receivable from Mitek Systems, Ltd.

      During the six months ended March 31, 2005, the Company also received cash of approximately $750,000 from financing activities in the form of proceeds from the equity investment from John Harland Company as discussed in Note 7 of the accompanying financial statements.

      The Company's working capital and current ratio were ($213,000) and 0.94, respectively, at March 31, 2005, and $847,000 and 1.32, respectively, at September 30, 2004. At March 31, 2005, total liabilities to equity ratio was (3.39) to 1 compared to (7.81) to 1 at September 30, 2004. As of March 31, 2005, total liabilities were $459,000 greater than on September 30, 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

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


      In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

      In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

         In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. The Company does not currently have any investments that will be impacted by this provision.

ITEM 3

CONTROLS AND PROCEDURES


         Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the quarter ended March 31, 2005.


         During the quarter ended March 31, 2005, the Company made various changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting as described in the following two paragraphs.


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


         The Company has taken various steps to enhance its internal controls and now believes that the significant deficiency has been remediated. Specifically, the Company's internal control improvements were to implement the following procedure when the Company is faced with an accounting issue which the Company perceives to be particularly complex: (i) the issue will be researched, including analysis of the transaction and how the appropriate authoritative literature mandates accounting treatment; (ii) the Company will conduct additional communication with its independent auditor as to the appropriateness of the authoritative literature considered; (iii) the Company will generate a memorandum regarding the basis for the Company's accounting treatment; (iv) the memorandum will be retained in the Registrant's files as documented evidence of its findings; and (v) the memorandum will be presented to the Company's independent auditors for review.


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

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              On March 30, 2005, the Company resolved its previously reported litigation with BSM through binding arbitration. As a result of the arbitration ruling, the Company was able to complete the assignment of CheckQuest software rights to Harland Financial Solutions, Inc., a subsidiary of John H. Harland Company and collect a final payment of $1 million related to the sale last July of Mitek's CheckQuest product to Harland Financial Solutions. There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-K for the year ended September 30, 2004, as amended, which Item 3 is incorporated herein by reference.


Item 6.       Exhibits and Reports on Form 8-K

           a. Exhibits:

              The following exhibits are filed herewith:

              --------------------------------------------------------------------------------------
                    Exhibit Number                              Exhibit Title
              --------------------------------------------------------------------------------------
              --------------------------------------------------------------------------------------
                         31.1             Certification of Periodic Report by the Chief Executive
                                          Officer Pursuant to Rule 13a-14(a) of the Securities
                                          Exchange Act of 1934
              --------------------------------------------------------------------------------------
                         31.2             Certification of Periodic Report by the Chief Financial
                                          Officer Pursuant to Rule 13a-14(a) of the Securities
                                          Exchange Act of 1934
              --------------------------------------------------------------------------------------
                         32.1             Certification of Periodic Report by the Chief Executive
                                          Officer Pursuant to Section 906 of the Sarbanes Oxley
                                          Act of 2002
              --------------------------------------------------------------------------------------
                         32.2             Certification of Periodic Report by the Chief Financial
                                          Officer Pursuant to Section 906 of the Sarbanes Oxley
                                          Act of 2002
              --------------------------------------------------------------------------------------


           b. The following is a list of Current Reports on Form 8-K filed by the Company during the fiscal quarter ended March 31, 2005:

            o Form 8-K filed with the Securities and Exchange Commission on January 13, 2005, under Item 4 and Item 9 announced that Mitek Systems, Inc. had restated the fiancial results for the quarter ended June 30, 2004.

            o Form 8-K/A filed with the Securities and Exchange Commission on January 13, 2005, under Item 4 and Item 9 corrected an exhibit attached to the previous Form 8-K.

            o Form 8-K filed with the Securities and Exchange Commission on February 23, 2005, under Items 1, 3 and 9 announced that Mitek Systems, Inc. entered into a material definitive agreement for the sale of the Company's common stock to the John H. Harland Company.

            o Form 8-K filed with the Securities and Exchange Commission on April 13, 2005, under Item 8 and Item 9 announced that Mitek Systems, Inc. had completed the second part of the Asset Purchase Agreement, as more fully described in Footnote 8 of the accompanying financial statements.

            o Form 8-K filed with the Securities and Exchange Commission on April 13, 2005, under Item 3 and Item 9 announced that Mitek Systems, Inc. had completed the second part of the stock purchase agreement previously announced in the Form 8-K filed on February 23, 2005.

            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MITEK SYSTEMS, INC.




Date:  May 16, 2005                   s/    James B. Debello
                                      -------------------------------
                                      James B. DeBello, President and
                                      Chief Executive Officer





Date:  May 16, 2005                   /s/    John M. Thornton
                                      -------------------------------
                                      John M. Thornton, Chairman and
                                      Chief Financial Officer