Form 10QSB
period 2005-06-30
MITEK SYSTEMS INC
filed 2005-08-03
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒No ☐

There were 13,557,337 shares outstanding of the registrant's Common Stock as of August 2, 2005.

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2005

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page
a)	Balance Sheets
	As of June 30, 2005 (Unaudited) and September 30, 2004 (Audited)	1

b)	Statements of Operations
	for the Three and Nine Months Ended June 30, 2005 and 2004 (Unaudited)	2

c)	Statements of Cash Flows
	for the Nine Months Ended June 30, 2005 and 2004 (Unaudited)	3

d)	Notes to Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3. .	Controls and Procedures	16

Part II. Other Information

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 4	Submission of Matters to a Vote of Security Holders	17
Item 6	Exhibits	17

Signature	18

ITEM 1:
FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEETS

	June 30,	September 30,
	2005	2004
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$1,970,069	$2,607,173
Accounts receivable-net of allowances of
$587,043 and $773,473 respectively	1,062,711	570,154
Note receivable - related party	0	133,841
Inventories - net	13,555	11,078
Prepaid expenses and other assets	126,754	180,876
Total current assets	3,173,089	3,503,122

PROPERTY AND EQUIPMENT-net	96,612	119,111
OTHER ASSETS	65,849	0

TOTAL ASSETS	$3,335,550	$3,622,233

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$333,521	$288,909
Accrued payroll and related taxes	276,445	240,000
Deferred revenue	517,116	397,724
Warrants-liability	0	415,907
Current portion of Convertible Debt, net of unamortized
financing costs of $408,764 and $338,624 respectively	682,145	570,827
Other accrued liabilities	371,693	743,056
Total current liabilities	2,180,920	2,656,423

LONG-TERM LIABILITIES:
Deferred rent	6,024	13,215
Convertible Debt, net of unamortized financing costs
of $151,525 and $606,760 respectively	1,103,702	1,484,149
Total long-term liabilities	1,109,726	1,497,364

TOTAL LIABILITIES	3,290,646	4,153,787

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 40,000,000
shares authorized, 13,557,337 and 11,389,481
issued and outstanding at
June 30, 2005 and September 30, 2004, respectively	13,557	11,389
Additional paid-in capital	12,129,661	10,069,833
Accumulated deficit	(12,098,314)	(10,612,776)
Net stockholders' equity	44,904	(531,554)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,335,550	$3,622,233

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2005	2004	2005	2004
SALES
Software	$751,488	$389,440	$2,696,435	$2,024,455
Hardware	-	85,016	-	858,571
Professional Services, education and other	730,432	513,012	1,857,706	1,817,403
NET SALES	1,481,920	987,468	4,554,141	4,700,429

COSTS AND EXPENSES:
Cost of sales-Software	109,362	141,573	248,099	468,947
Cost of sales-Hardware	0	71,227	0	804,159
Cost of sales-Professional services, education and other	221,358	158,585	495,381	620,303
Operations	35,308	326,343	111,716	1,065,035
Selling and marketing	514,311	449,742	1,717,084	1,571,762
Research and development	476,565	644,090	1,193,508	1,811,606
General and administrative	622,675	613,914	2,634,007	1,673,589
Gain on disposition of assets	(1,000,000)		(1,000,000)
Total costs and expenses	979,579	2,405,474	5,399,795	8,015,401

OPERATING INCOME (LOSS)	502,341	(1,418,006)	(845,654)	(3,314,972)

OTHER INCOME (EXPENSE):
Interest expense, including liquidating damages (2005)	(241,241)	(25,741)	(745,652)	(32,010)
Change in fair value of warrant liability	(33,418)	0	81,993	0
Interest and other income	2,171	8,185	23,172	21,410

Total other income (expense) - net	(272,488)	(17,556)	(640,487)	(10,600)

INCOME (LOSS) BEFORE INCOME TAXES	229,853	(1,435,562)	(1,486,141)	(3,325,572)

PROVISION FOR INCOME TAXES (BENEFIT)	(604)	457	(604)	3,007

NET INCOME (LOSS)	$230,457	$(1,436,019)	$(1,485,537)	$(3,328,579)

EARNINGS (LOSS) PER SHARE - BASIC	$0.02	$(0.13)	$(0.12)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	13,143,797	11,389,481	12,123,390	11,340,979

EARNINGS (LOSS) PER SHARE - DILUTED	$0.02	$(0.13)	$(0.12)	$(0.29)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	13,308,659	11,389,481	12,123,390	11,340,979

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
Unaudited

	NINE MONTHS ENDED
	June 30,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(1,485,537)	$(3,328,579)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	74,595	340,996
Provision for bad debts	24,000	72,000
Loss on disposal of property and equipment	0	2,113
Change in fair value of warrant liability	(81,993)	0
Amortization of debt discount	384,735	14,462
Provision for sales returns & allowances	(6,412)	104,090
Fair value of stock options issued to non-employees	2,580	10,776
Gain on sale of equity investment	(16,159)	0
Changes in operating assets and liabilities:
Accounts receivable	(516,557)	1,389,034
Inventories, prepaid expenses, and other assets	(17,940)	79,745
Accounts payable	44,612	(403,857)
Accrued payroll and related taxes	36,445	(152,807)
Long-term payable	0	(25,655)
Deferred revenue	119,392	(557,523)
Liabilities in excess of assets held for sale	0	376,516
Other accrued liabilities	(164,139)	(78,446)
Net cash used in operating activities	(1,602,378)	(2,157,135)

INVESTING ACTIVITIES
Purchases of property and equipment	(48,931)	(45,339)
Proceeds from sale of property and equipment	569	0
Payment (advances) on related party note receivable-net	150,000	49,378
Net cash provided by investing activities	101,638	4,039

FINANCING ACTIVITIES
Proceeds from convertible debt	0	3,000,000
Repayment on convertible debt	(636,364)	0
Deferred costs related to convertible debt	0	(151,000)
Proceeds from sale of common shares	1,500,000
Proceeds from exercise of stock options	0	204,220
Net cash provided by financing activities	863,636	3,053,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(637,104)	900,124

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,607,173	1,819,102

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,970,069	$2,719,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$360,916	$18,510
Cash paid for income taxes	$1,056	$3,007

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Options issued in exchange for services	$-	$10,776
Warrants issued in connection with financing	$73,159	$367,887
Beneficial conversion feature of convertible debt	$-	$522,384

See accompanying notes to financial statements

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-K. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Mitek recently began to file its periodic reports with the SEC in compliance with the “small business issuer” provisions of Regulation S-B, under the Securities Exchange Act of 1934. Previously, Mitek had filed its periodic reports under Regulation S-K and S-X under the Exchange Act. Generally, a small business issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. Mitek qualifies as a Regulation S-B filer since its annual revenues for both 2004 and 2003 were less than $25.0 million and its public float has not exceeded $25.0 million. Regulation S-B is tailored for the small business issuer, and although it requires accurate and complete disclosure, it does not require certain specific disclosure which is required under Regulation S-K and S-X.

Results for the three and nine months ended June 30, 2005 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.	New Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That compensation cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is continuously evaluating the impact of the adoption of SFAS 123(R), and currently believes the impact will be significant to the Company's overall results of operations or financial position.

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

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement.  The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133.  Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows.  The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).  EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding.  Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.  This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations.  The effective date of this standard is for periods beginning after December 15, 2005.  The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future.  This standard requires expensing the fair value of stock option grants and stock purchases under

In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a "special deduction" instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition. Accordingly, FSP FAS 109-1 and FSP FAS 109-2 are not currently expected to have any material impact on its consolidated financial statements. These FSPs were effective December 21, 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

3.	Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for June 30, 2005 and 2004.

	2005	2004
Risk free interest rates	3.7	2.6
Dividend yields	0%	0%
Volatility	74%	77%
Weighted average expected life	3 years	3 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows (in thousands, except for net loss per share information):

	Three months ended June 30		Nine months ended June June 30
	2005	2004	2005	2004
Net income (loss) as reported	$230	$(1,436)	$(1,486)	$(3,329)
Net income (loss) pro forma	149	(1,532)	(1,765)	(3,617)
Net income (loss) per share as reported	.02	(.13)	(.12)	(.29)
Net income (loss) per share pro forma	.01	(.13)	(.16)	(.32)

4.	Convertible Debt

On June 11, 2004, the Company secured a financing arrangement with Laurus Master Fund, LTD. (“Laurus”). The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6% as of December 2, 2004) and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the Company's common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. As of the effective date of this report, the effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 23%.

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of the Company's common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then the Company computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. The Company recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Amortization of the debt discounts through September 30, 2004 was $96,247. During the nine months ended June 30, 2005, amortization of the debt discount was $384,735.

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

A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the Secured Note and warrants so as to permit the public resale thereof . Liquidated damages of 2% of the Secured Note balance per month accrue if stipulated deadlines are not met. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004. The Company was required to have received an effective registration no later than December 31, 2004. The registration was not effective by that time, so the Company incurred liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005, and the Company does not anticipate there will be future penalties associated with the registration.

During the nine months ended June 30, 2005, the Company has paid $653,864 of principal and $360,916 in cash interest.

The following table reflects the Convertible Debt at June 30, 2005:

	Current	Long-Term	Total
Convertible Debt	$1,090,909	$1,255,227	$2,346,136
Deferred financing costs	(408,764)	(151,525)	(560,289)
	$682,145	$1,103,702	$1,785,847

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/05	$255,227
Year ended 9/30/06	1,090,909
Year ended 9/30/07	$1,000,000

5.	Warrant Liability

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($407,073) and the change in fair value from the date of issuance to June 30, 2005 has been included in other (expense) income.

Prior to the end of fiscal 2004, the Company incurred a penalty to Laurus Funds for failing to register the securities underlying the Debt Instrument described in Note 7. The amount of the penalty was $208,000. This amount was shown as interest expense in the Financial Statements for the year ended September 30, 2004. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LTD. by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by the Company to be $73,159, using a Black-Scholes option pricing model.

For the quarter ended June 30, 2005 the change in fair value of the warrants issued with registration rights for the underlying shares decreased by approximately $81,993 to $407,073 at June 30, 2005 and is recognized in other income.

The Registration Statement covering the Laurus shares was declared effective on May 13, 2005 by the Securities and Exchange Commission. As a result, the warrant liability will be re-determined on that date, with any difference between the $373,655 value as of March 31, 2005 and the value on May 13, 2005 of $407,073 being recognized in other income or expense. The value of such warrants was reclassified to warrant equity effective on this date.

6.	Stockholders’ Equity

As previously reported by the Company, on May 4, 2005, John H. Harland Company ("John Harland") acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share. As part of the acquisition of the shares on May 4, John Harland received warrants to purchase 160,714 additional shares of common stock at an exercise price of $0.70 per share. These warrants are valid until May 4, 2012. This sale was the second sale of securities pursuant to the terms of a Securities Purchase Agreement between the Company and John Harland dated February 22, 2005, under which, on February 22, 2005, John Harland acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share As part of the acquisition of shares on February 22, John Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share. These warrants are valid until February 22, 2012.

Under the terms of the Securities Purchase Agreement, John Harland had the right to make the second investment of $750,000 in the event the Company was able to increase the Company's authorized shares of common stock. On May 4, 2005, the Shareholders of the Company approved an amendment to the Company’s Certificate of Incorporation which increased the authorized number of shares of common stock of the Company from 20,000,000 to 40,000,000 and John Harland completed the second investment of $750,000. In connection with the sale, the Company granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants. As a result of these transactions, John Harland will be considered a related party, as defined under Generally Accepted Accounting Principles.

7. Product Revenues - To aid investor understanding of our historical results of operations and the impact of the transaction described in Footnote 8 of our Form 10K/A for the fiscal year ended September 30, 2004, as previously filed with the Securities and Exchange Commission on May 12, 2005, whereby certain assets relating to the Company’s Check Image Solution business were sold to Harland Financial Solutions, presented below are the sales and cost of sales for the above mentioned revenue items, with detail corresponding to the line items of revenue and cost of sales as presented in the accompanying financial statements.

	Quarter Ended June 30, 2005
	(000's)

			Document and
	Recognition	Check Image	Image Processing	Maintenance
	Toolkits	Solutions	Solutions	& Other	Total
Sales
Software	716	0	36	0	752
Hardware	0	0	0	0	0
Professional Services	0	0	0	730	730
Total Sales	716	0	36	730	1,482

Cost of Sales
Software	103	0	6	0	109
Hardware	0	0	0	0	0
Professional Services	0	0	0	222	222
Total Cost of Sales	103	0	6	222	331

	Quarter Ended June 30, 2004
	(000's)

			Document and
	Recognition	Check Image	Image Processing	Maintenance
	Toolkits	Solutions	Solutions	& Other	Total
Sales
Software	280	57	52	0	389
Hardware	0	85	0	0	85
Professional Services	0	55	13	445	513
Total Sales	280	197	65	445	987

Cost of Sales
Software	62	63	16	0	141
Hardware	0	72	0	0	72
Professional Services	0	53	5	100	158
Total Cost of Sales	62	188	21	100	371

	Nine Months Ended June 30, 2005
	(000's)

			Document and
	Recognition	Check Image	Image Processing	Maintenance
	Toolkits	Solutions	Solutions	& Other	Total
Sales
Software	2,564	0	132	0	2,696
Hardware	0	0	0	0	0
Professional Services	0	0	0	1,858	1,858
Total Sales	2,564	0	132	1,858	4,554

Cost of Sales
Software	226	0	22	0	248
Hardware	0	0	0	0	0
Professional Services	0	0	0	495	495
Total Cost of Sales	226	0	22	495	743

	Nine Months Ended June 30, 2004
	(000's)

			Document and
	Recognition	Check Image	Image Processing	Maintenance
	Toolkits	Solutions	Solutions	& Other	Total
Sales
Software	1,568	266	190	0	2,024
Hardware	0	859	0	0	859
Professional Services	0	281	230	1,306	1,817
Total Sales	1,568	1,406	420	1,306	4,700

Cost of Sales
Software	238	192	39	0	469
Hardware	0	804	0	0	804
Professional Services	0	191	101	328	620
Total Cost of Sales	238	1,187	140	328	1,893

8. Commitments and Contingencies

As discussed in Item 3 of the Company’s Form 10-K, the Company was party to a binding arbitration with BSM regarding a certain license agreement pursuant to which the Company licensed certain of BSM’s technology. BSM had claimed over $400,000 in unpaid royalties and the Company has counterclaimed for over $1,000,000 with respect to interference with business relations, breach of confidentiality and unfair competition. Pending the successful outcome of this arbitration, HFS withheld final payment on the assets purchased and no income was recognized on this contingent payment. This arbitration was held in San Diego from March 21 to March 24, 2005. On March 30, 2005, the Company was notified that the arbitration was concluded and on March 31, 2005, the Company notified HFS of the results of the binding arbitration. On April 13th ,  the Company received the additional $1,000,000 and delivered certain executed documents according to terms satisfactory to the buyer.   Accordingly, the Company recognized the gain  as of April 13, 2005.

Other

On February 22, 2005, the Company signed an agreement with John Harland, whereby the Company would perform certain engineering services. If certain engineering milestones are met, the Company could earn as much as $1,000,000. As of June 30 2005, the Company has met milestones sufficient to earn $500,000 under this related party agreement. Though the Company believes it will meet all milestones under this agreement, no assurances of such achievement can be made.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis or Plan of Operation (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to the Company, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The Company has attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from the Company's current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for Company products and services; (iii) intense competition, including entry of new competitors into the Company’s markets; (iv) increased or adverse federal, state and local government regulation; (v) the Company’s inability to retain or renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to the Company; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving the Company and its employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding the Company; (xiii) inability to successfully carry out marketing and sales plans, including the Company’s strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

The Company’s strategy for fiscal 2005 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s image based recognition and forgery detection technologies.  In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  The Company also seeks to expand the installed base of its Check Forgery Detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entrée into a larger base of community banks.

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

Loss Contingencies

The financial statements presented included an accrual for a loss contingency, relating to the litigation with BSM. As discussed in Footnote 8 of the Financial Statements, the BSM matter was resolved and no loss relating to this claim was incurred by the Company. There are no other loss contingencies of which the Company is aware.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2005 and 2004

Net Sales. Net sales for the three-month period ended June 30, 2005 were $1,482,000, compared to $987,000 for the same period in 2004, an increase of $495,000, or 50%. The increase was primarily attributable to increase in our Recognition Toolkits revenues from $329,000 in third quarter of 2004 to $716,000 in third quarter of 2005, which was an increase of 118%, and Maintenance revenues which increased from $513,000 to $730,000, an increase of 42%. Sales in the Document and Image Processing Solutions declined from $52,000 to 36,000 or 31% and the Company had no revenue from Check Image Solutions in the third quarter of 2005 compared with $93,000 for the same period in 2004.

Net sales for the nine-month period ended June 30, 2005 were $4,554,000, compared to $4,700,000 for the same period in 2004, a decrease of $146,000 or 3%. The decrease was primarily attributable to the elimination of revenue from Check Image Solutions line of business, which the Company exited following its sale of certain assets to Harland, which line accounted for sales of $1,405,000 for the nine month period ended June 30, 2004. Net sales for the nine month period ended June 30, 2004 without the Check Image Solutions line of business were $3,295,000, which when compared to revenues for the same period in 2005 shows an increase of $1,259,000 or 43% for 2005. The increase was primarily attributable to the increase in sales of our Recognition Toolkits.

Cost of Sales. Cost of sales for the three-month period ended June 30, 2005 was $331,000, compared to $371,000 for the same period in 2004, a decrease of $40,000 or 11%. Stated as a percentage of net sales, cost of sales was 22% in third quarter of 2005 compared with 38% in the same period of 2004. The dollar decrease, and the decrease as a percentage of sales, and in cost of sales, is almost entirely due to the elimination of hardware installations related to the Company’s CheckQuest product line, which was sold to Harland Financial Solutions last year, during the three months, as compared to the same period in 2004.

Cost of sales for the nine-month period ended June 30, 2005 was $743,000, compared to $1,893,000 for the same period in 2004, a decrease of $1,150,000 or 61%. Cost of sales decreased to 16% for the nine-month period ended June 30, 2005, compared with 40% for the same period in 2004. The dollar decrease, and the decrease as a percentage of sales, and in cost of sales, is almost entirely due to the elimination of hardware installations related to the Company’s CheckQuest product line, which was sold to Harland Financial Solutions last year.

Operations Expenses. Operations expenses include costs associated with shipping and receiving, quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, an appropriate amount of these costs are charged to cost of sales, with unabsorbed costs remaining in operations expense. Net Operations expenses for the three-month period ended June 30, 2005 were $35,000, compared to $326,000 for the same period in 2004, a decrease of $291,000 or 89%. Net Operations expenses as a percent of revenues were 2% in 2005 compared to 30% in the same period of 2004. The dollar decrease in net expenses is almost entirely due to the elimination of hardware installations related to the Company’s CheckQuest product line, which was sold to Harland Financial Solutions last year.

Net Operations expenses for the nine-month period ended June 30, 2005 were $111,700 or 3% of sales compared to $1,065,000 or 23% of sales for the same period in 2004, a decrease of $953,000 or 90% of operations expenses for the nine-month period ended June 30, 2005. The decrease is almost entirely due to the elimination of hardware installations related to the Company’s CheckQuest product line, which was sold to Harland Financial Solutions last year. The dollar decrease in net expense, and the decrease in expense as a percentage of net sales attributable to the reduced spending discussed above.

Selling and Marketing Expenses. Selling and marketing expenses for the three-month period ended June 30, 2005 were $514,000, compared to $450,000 for the same period in 2004, an increase of $64,000 or 14%. Stated as a percentage of net sales, selling and marketing expenses decreased to 35% for the three-month period ended June 30, 2005, as compared to 52% for the same period in 2004. The dollar increase in expenses is primarily attributable to additional Marketing personnel and outside services. The decrease as a percentage of net sales is attributable to the increase in sales in third quarter of 2005 compared with the same period in 2004.

Selling and marketing expenses for the nine-month period ended June 30, 2005 were $1,717,000, compared with $1,572,000 for the same period in 2004, an increase of $145,000 or 9%. Stated as a percentage of net sales, selling and marketing expenses increased to 38% from 33% for the same period in 2004. The dollar increase in expenses is primarily attributable to additional Marketing personnel and outside services. The increase as a percentage of net sales is attributable to additional marketing personnel and outside services.

Research and Development Expenses. Research and development expenses are incurred to maintain existing products, develop new products or new product features, technical customer support, and development of custom projects. Research and development expenses for the three-month period ended June 30, 2005 were $477,000, compared to $644,000 for the same period in 2004, a decrease of $167,000 or 26%. Stated as a percentage of net sales, research and development expenses decreased to 32% for the three-month period ended June 30, 2005, compared to 65% for the same period in 2004. The decrease in expenses for the three-month period is primarily the result of the elimination of four full time engineers associated with the CheckQuest product line, which was sold to Harland Financial Solutions last year. The decrease in expenses as a percentage of net sales is primarily attributable to reduced costs, as discussed above.

Research and development expenses for the nine-month period ended June 30, 2005 were $1,194,000, compared to $1,812,000 for the same period in 2004, a decrease of $618,000 or 34%. Stated as a percentage of net sales, research and development expenses decreased to 26% for the nine-month period ended June 30, 2005, compared to 39% for the same period in 2004. The decrease in expenses for the nine-month period is primarily the result of the elimination of four full time engineers associated with the CheckQuest product line, which was sold to Harland Financial Solutions last year. The decrease in expenses as a percentage of net sales is primarily attributable to reduced costs, as discussed above

General and Administrative Expenses. General and administrative expenses for the three-month period ended June 30, 2005 were $623,000 compared to $614,000 for the same period in 2004, an increase of $9,000 or 1%. Stated as a percentage of net sales, general and administrative expenses decreased to 42% for the three-month period ended June 30, 2005, compared to 62% for the same period in 2004.

General and administrative expenses for the nine-month period ended June 30, 2005 were $2,634,000 compared to $1,674,000 for the same period in 2004, an increase of $960,000 or 57%. Stated as a percentage of net sales, general and administrative expenses increased to 58% for the nine-month period ended June 30, 2005, compared to 36% for the same period in 2004. The dollar increase in expenses for the nine month period is primarily attributable to increased legal costs primarily relating to litigation with BSM and auditing expenses. The increase in expenses as a percentage of net sales is primarily attributable to the increased spending discussed above.

Interest and Other Income (Expense) - Net.  Interest and other income (expense) for the three-month period ended June 30, 2005 was ($241,000), compared to interest and other income (expense) of ($26,000) for the same period in 2004, a change of $215,000. The primary reason for the change is the cash interest and liquidated damages for failure to achieve an effective registration statement paid to Laurus Master Fund during the quarter of $142,000, as well as amortization of the deferred loan costs related to the warrants issued and the beneficial conversion feature of the convertible note.

LIQUIDITY AND CAPITAL

At June 30, 2005 the Company had $1,970,000 in cash as compared to $2,607,000 at September 30, 2004. Accounts receivable totaled $1,063,000, an increase of $493,000 over the September 30, 2004, balance of $570,000. This decrease was primarily a result of its operations.

The Company has financed its cash needs during the first nine months of fiscal 2005 primarily from financing and investing activities. During fiscal 2004, the Company financed its cash needs primarily from financing and investing activities.

Net cash used in operating activities during the three months ended June, 2005 was $1,602,000. The primary use of cash from operating activities was the loss during the nine months of $1,486,000 and an increase in accounts receivable of $493,000. The primary source of cash from operating activities was an increase to deferred revenue of $119,000 and decrease in accounts payable and other accrued liabilities of $327,000. The Company used part of the cash provided from financing activities to finance its operation.

During the nine months ended June 30, 2005, the Company also received cash of $1,500,000 from financing activities in the form of proceeds from the equity investment from John Harland as discussed in Note 6 of the accompanying financial statements.

The Company's working capital and current ratio were $992,000 and 1.45, respectively, at June 30, 2005, and $847,000 and 1.32, respectively, at September 30, 2004. At June 30, 2005, total liabilities to equity ratio was 73 to 1 compared to (7.81) to 1 at September 30, 2004. As of June 30, 2005, total liabilities were $3,291,000 compared to $4,154,000 as of September 30, 2004.

There are no significant capital expenditures planned for the foreseeable future.

The Company evaluates its cash requirements on a quarterly basis. Historically, the Company has managed its cash requirements principally from financing activities. Although the Company’s strategy for fiscal 2005 is to grow the identified markets for its new products and enhance the functionality and marketability of the Company’s character recognition technology, it has observed change in liquidity or future cash requirements as a result of losses from its operation.. Cash requirements over the next twelve months are principally to fund operations, including spending on research and development. The Company believes that it will have sufficient liquidity to finance its operations for the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company is evaluating the impact of the adoption of SFAS 123(R), and currently believes the impact will be significant to the Company's overall results of operations or financial position.

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

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  The objective of this Issue is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until after further deliberations by the FASB.  The disclosure requirements are effective only for annual periods ending after June 15, 2004.  The Company has evaluated the impact of the adoption of the disclosure requirements of EITF 03-1 and does not believe it will have an impact to the Company's overall consolidated results of operations or consolidated financial position.  Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of EITF 03-1.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement.  The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133.  Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows.  The Company does not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).  EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and the Company would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding.  Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In December 2004, the FASB issued a revision to SFAS 123, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company's equity instruments or that may be settled by the issuance of such equity instruments.  This statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations.  The effective date of this standard is for periods beginning after December 15, 2005.  The Company has determined that the adoption of SFAS 123R will result in the Company having to recognize additional compensation expense related to the options or warrants granted to employees, and it will have an impact on the Company’s net earnings in the future.  This standard requires expensing the fair value of stock option grants and stock purchases under

In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a "special deduction" instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition. Accordingly, FSP FAS 109-1 and FSP FAS 109-2 are not currently expected to have any material impact on its consolidated financial statements. These FSPs were effective December 21, 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on the Company’s consolidated financial statements.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the quarter ended June 30, 2005.

During the quarter ended June 30, 2005, the Company made no changes to its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting .

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-K for the year ended September 30, 2004, as amended, which Item 3 is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported by the Company, on May 4, 2005, John H. Harland Company ("John Harland") acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share.  As part of the acquisition of shares on May 4, John Harland received warrants to purchase 160,714 additional shares of common stock at an exercise price of $0.70 per share. These warrants are valid until May 4, 2012.  This sale was the second sale of securities pursuant to the terms of a Securities Purchase Agreement between the Company and John Harland dated February 22, 2005, under which, on February 22, 2005, John Harland acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share.  As part of the acquisition of shares on February 22, John Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share.  These warrants are valid until February 22, 2012.   The sales under the Securities Purchase Agreement were conducted in reliance upon Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securites Act of 1933, as amended.  The sales were transactions not involving any public offering of securities to a single accredited investor.

Under the terms of the Securities Purchase Agreement, John Harland had the right to make the second investment of $750,000 in the event the Company was able to increase the Company's authorized shares of common stock.  On May 4, 2005, the Shareholders of the Company approved a resolution which increased the authorized Common Shares of the Company from 20,000,000 to 40,000,000 and John Harland completed the second investment of $750,000.  In connection with the sale, the Company granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 4, 2005, the Company held a special meeting of shareholders to approve the amendment of the Company's Certificate of Incorporation to increase the Company's number of authorized shares of common stock from 20,000,000 to 40,000,000.  11,565,181 votes were voted in favor of the proposal.  340,195 votes were voted against the proposal.  29,830 votes abstained from voting on the proposal.  There were no broker "non-votes" regarding the proposal.

Item 6. Exhibits

Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

•	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: August 2, 2005	By:	s/ James B. Debello
James B. DeBello, President and Chief Executive Officer

Date: August 2, 2005	By:	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael Chief Financial Officer