Form 10KSB
period 2005-09-30
MITEK SYSTEMS INC
filed 2005-11-30
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

MITEK SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware	87-0418827
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

14145 Danielson St., Suite B, Poway, CA 92064
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (858) 513-4600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ‰

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year. $6,594,000

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of October 7, 2005 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $10,576,364.

There were 14,832,337 shares outstanding of the registrant's Common Stock as of October 19, 2005

MITEK SYSTEMS, INC.

FORM 10-KSB

For The Fiscal Year Ended September 30, 2005

	Part IV

Item 14	Exhibits, Financial Statement Schedules and Reports on Form 8-K	50

	Signatures	51

PART I

ITEM 1.	BUSINESS

GENERAL

This Form 10-KSB of Mitek Systems, Inc. contains forward-looking statements concerning anticipated future revenues and earnings, adequacy of future cash flow and related matters. These forward-looking statements include, but are not limited to, statements containing the words “expect,” “believe,” “will,” “may,” “should,” “project,” “estimate,” “scheduled” and like expressions, and the negative thereof. These statements address matters including, but not limited to, statements relating to the development and pace of sales of our products, expected trends and growth in our results of operations, projections concerning our available cash flow and liquidity, anticipated penetration in new and existing markets for our products and the size of such markets, anticipated acceptance of our products by existing and new customers, and our ability to achieve or sustain any growth in sales and revenue. The forward-looking statements are subject to a variety of risks and uncertainties that could cause actual results to differ materially from the statements, including those risks described in our Securities and Exchange Commission reports, and the risk factors described in this Form 10-KSB Issues and Uncertainties.

We were incorporated under the laws of the State of Delaware in 1986. We are primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

We develop, market and support what we believe to be the most accurate Automated Document Recognition (“ADR”) products commercially available for the recognition of hand printed characters. Our unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders ourADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of hand printed and machine generated documents to do so more quickly, with greater accuracy and at reduced costs.

PRODUCTS AND RELATED MARKETS

During fiscal year ending 2005, we had one operating segment based on our product and service offerings: Automated Document Processing.

AUTOMATED DOCUMENT PROCESSING

Since 1992 we have developed and marketed ADR products, which enable the automation of costly, labor intensive business functions such as check and remittance processing, forms processing and order entry. Our ADR products incorporate proprietary neural network software technology for the recognition and conversion of hand printed and machine generated characters into digital data. Neural networks are powerful tools for pattern recognition applications and consist of sets of coupled mathematical equations with adaptive parameters that self adjust to "learn" various forms and patterns. Our ADR products combine our neural network software technology with an extensive database of character patterns, enabling them to make fine distinctions across a wide variety of patterns with high speed, accuracy and consistency. We leverage our core technology across a family of ADR products that we believe offers the highest accuracy commercially available for the recognition of hand printed characters and the automated processing of documents. Mitek’s family of ADR products is made up of the three distinct product lines: Recognition Toolkits, Document and Image Processing Solutions and Check Imaging Solutions.

Intelligent Recognition Toolkits

Our Intelligent Recognition Toolkits include a suite of products that leverage our proprietary intelligent character recognition (ICR), image processing, and dynamic data extraction software engines. The suite of recognition toolkits includes QuickStrokes®, QuickFX Pro™, ImageScore™, and Dynafind™.These products are sold to original equipment manufacturers (OEMs) such as Advanced Financial Solutions a Metavante Company, Harland Financial Solutions a John Harland Company, Sungard, BancTec and J&B Software, and to systems integrators such as Computer Sciences Corporation.

Products used in financial document processing, are a combination of the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with our proprietary QuickStrokes® API Courtesy Amount Recognition (CAR) technology. This product provides a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

The QuickStrokes® product allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as all bank documents (checks, deposit slips, remittance coupons etc). Quickstrokes integrates technology components from the ‘CheckReader’ product licensed from A2iA Corporation or CheckScript™ product licensed from Parascript, LLC which specifically increases read rates of the courtesy and legal amounts of US and Canadian checks.

QuickFX® Pro is a software toolkit that provides automatic form ID, form registration and form/template removal. We believe it will significantly improve automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX® Pro reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

ImageScore is Mitek’s Check 21 readiness solution for any financial institution that truncates or uses check images in an accounts receivables conversion environment. Integrated solution providers for financial institutions can also buy ImageScore to enhance their products. ImageScore can quickly, accurately and comprehensively analyze check images to provide the usability and quality information needed to help financial institutions act in accordance with regulatory and industry mandates. As a result, institutions minimize their risk by ensuring the integrity of check images they process, and they eliminate costly manual processes associated with managing transactions from bad check images.

DynaFind® is a software toolkit that captures data from many types of unstructured business documents. DynaFind is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. DynaFind locates this data on documents using contextual, positional, format- and keyword-specific information, even if it appears in a different location on each document. We have supplied DynaFindâas a stand alone API to several important OEMs in the document processing field. DynaFind® is also available as an add-on feature that has been integrated into Doctus, which is Mitek’s forms processing solution.

Document and Image Processing Solution

Leveraging our core technical competency in Intelligent Recognition, we have addressed the forms processing market with its Doctus® product. Doctus® incorporates our core Intelligent Recognition technologies in an application designed for end users in a broad variety of industries that require high volume automated data entry. The Doctus® software handles both structured and unstructured forms. As a result, it significantly increases the number and types of forms that can be automatically processed. Doctus® is able to process unstructured forms through the integration of its DynaFind® dynamic data extraction technology. With DynaFind®, Doctus® automatically classifies unstructured forms and extracts relevant data from the form contents. Major Doctus® customers and resell partners include AIG, IKON Office Solutions, Sungard, and J&B Software.

IDENTITY VALIDATION AND FORGERY DETECTION

Since 2001, we have applied and adapted our core competency in Automatic Document processes and Image Analytics to create a product offering Mitek’s Image Analytics, which are built on Mitek’s portfolio of innovative recognition technologies used to test, clean, read and authenticate imaged documents.

Our capabilities include:
Image analysis of signatures
Image repair and optimization
OCR/ICR
Dynamic data finding on any document or check
Distributed Capture CAR/LAR

Forgery Detection Toolkits

Mitek's FraudProtect™ Toolkit is an innovative product for detecting check fraud and forgery using Image analytics to uncover inconsistencies and alterations in checks as they are processed by banks. These products are sold to OEMs such as SoftPro and CSC.

Signature & Check Stock Verification API is fully automated and incorporates advanced imaging, image analysis and data extraction technologies that can help verify the authenticity of every signature on every check that passes through a bank, and analyzes paper stock for any indication that an item is a counterfeit.

Mitek's PADsafe toolkit is the first toolkit of its kind to detect fraudulent preauthorized drafts. It automatically identifies PADs from checks, then notifies the user of any potentially suspicious PADs. As a result, the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented. Mitek's PayeeFind prevents payee-altered checks from clearing. As a result, PayeeFind can substantially reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees. With PayeeFind, this type of fraud can be stopped before recovery becomes an issue.

Forgery Detection Solution

Mitek’s FraudProtect™ System is a comprehensive, automated software application that allows banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations. Banks can significantly reduce losses due to Check Fraud by using the FraudProtect System.

RESEARCH AND DEVELOPMENT

During fiscal years 2005 and 2004 research and development expense was approximately $1,508,000 and $2,204,000 respectively. Those amounts represented 23% and 42% respectively, of revenue in each of those years. The reduction in Research and Development in fiscal 2005 was due to the reclassification of $802,000 from Research and Development to cost of goods sold for engineering services provided to our customers. The total Research and Development expense would have been $2,310,000 before reclassification. We plan to continue spending significant amounts for research and product development.

Most of our software products are developed internally. We also purchase technology and license intellectual property rights. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements. We do not believe we are materially dependent upon licenses and other agreements with third parties, relating to the development of our products. Internal development allows us to maintain closer technical control over our products and gives the us the freedom to designate which modifications and enhancements are most important and when they should be implemented. We devise innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in automated document processing. We intend to expand our existing product offerings and to introduce new document processing software solutions. In the development of new products and enhancements to existing products, we use our own tools extensively. We perform all quality assurance and develop documentation internally. We strive to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. We intend to continue to support industry standard operating environments.

Our team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and usability of all of our products. In addition to research and development, the engineering staff provides customer technical support on an as needed basis, along with technical sales support.

In order to improve the accuracy of its ADR products, we focus research and development efforts on continued enhancement of our core technology and on our database of millions of character images that is used to "train" the neural network software that forms the core of our ICR engine. In addition, we have expanded our research and development tasks to include pre- and post-processing of data subject to automated processing.

Our research and development organization included fourteen software engineers on September 30, 2005, including four with advanced degrees. We balance our engineering resources between development of ICR technology and applications development. All the software engineers are involved in applications development, including ICR research and development of the QuickStrokes® API recognition engine , Doctus®, QuickFX® Pro, and FraudProtect™ products, quality assurance, and customer services and support.

INTELLECTUAL PROPERTY

Our success and ability to compete is dependent in part upon its proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect its proprietary technology. We hold a U.S. patent for our hierarchical character recognition systems. The patent covers our multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. We may seek to file additional patents to expand the scope of patent coverage. We may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

We also seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. There can be no assurance that the steps we take in this regard will be adequate to prevent misappropriation of its technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

We are also subject to the risk of adverse claims and litigation alleging infringement on the intellectual property rights of others. In this regard, there can be no assurance that third parties will not assert infringement claims in the future with respect to our current or future products or that any such claims will not require us to enter into license arrangements or result in protracted and costly litigation, regardless of the merits of such claims. No assurance can be given that any necessary licenses will be available or that, if available, such licenses can be obtained on commercially reasonable terms.

SALES AND MARKETING

We market our products and services primarily through our internal, direct sales organization. We employ a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on Original Equipment Manufacturers (OEM), Distributors and companies that we believe are key users and designers of automated document processing systems for high- performance, large volume applications, in addition to small and large financial institutions. We currently maintain our sales and support office in California. In addition, we sell and support our products through foreign resellers in Canada, Greece, Portugal France, Italy, the United Kingdom, India, and Japan. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

We license our software to organizations on a perpetual basis. We also license software to organizations under Enterprise Agreements that allow the end-user customer to acquire multiple licenses, without having to acquire separate packaged products. These Enterprise Agreements are targeted at large organizations that want to acquire perpetual licenses to software products for their entire enterprise along with rights to unspecified future versions of software products over the term of the agreement.

Our ability to support international customers has helped in increasing international sales. International sales accounted for approximately 23% and 4%, of our net sales for the fiscal years ended September 30, 2005 and 2004, respectively. We believe that a significant percentage of the products in our domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal year 2005 were made to customers in fourteen countries including Australia, Greece, Canada, Czech Republic, United Kingdom, France, Germany, Spain, India, Italy, Japan, New Zealand, Portugal, and Sweden. We sell our products in United States currency only. We recorded a significant portion of our revenues from two customers in fiscal year 2005, and from one customer in fiscal year 2004. Net sales from these customers aggregated 31% and 12% for the fiscal years 2005 and 2004, respectively.

MAINTENANCE AND SUPPORT

Following the installation of Mitek’s software at a customer site, we provide ongoing software support services to assist our customers in operating the systems. We have an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone. For more complicated issues, our staff, after customer consent, can log on to our customers’ systems remotely. Occasionally, visits to the customers’ facilities are required to resolve support issues. We maintain our customers’ software largely through releases which contain improvements and incremental additions. Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for an annual basis and are typically priced at approximately 8% to 18% of the particular software product’s license fee.

We provide maintenance and support on a contractural basis after the initial product warranty has expired. We provide telephone support and on-site support. Customers with maintenance coverage receive software updates from us. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, our products are supported internationally by periodic distributor and customer visits by our management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well s technical visits in addition to those previously mentioned.

We believe that as the installed base of our products grows and as customers purchase additional complementary products, the software support function will become a larger source of recurring revenues. Maintenance and support service fees are deferred and recognized into income over the contract period on a straight-line basis. Costs incurred by us to supply maintenance and support services are charged to cost of sales.

COMPETITION

The market for our ADR products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from (i) customer-developed solutions; (ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

It is also possible that we will face competition from new competitors. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our market either independently or by acquiring or forming strategic alliances with our competitors or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.

Our QuickStrokes® API product and licensed CheckScript™ product compete, to various degrees, with products produced by a number of substantial competitors such as A2iA, Parascript, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) an architectural software design, which allows it to be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes® API and CheckScript™ competitors have existed longer and have far greater financial resources and industry connections than we have.

Our Doctus® product competes against complete proprietary systems offered by software developers, such as Microsystems Technology, Readsoft, and Cardiff Software, Inc. In addition, Doctus® faces competition from providers of recognition systems that incorporate ADR technology such as Microsystems Technology, Inc., and Captiva. Because Doctus® is based on our proprietary QuickStrokes® API engine, its competitive advantages reflect the advantages of the QuickStrokes® engine. We believe our Doctus® and DynaFind® software provides the highest levels of automation in the industry. DynaFind, our document understanding software, does not require extensive rules written by a programmer based on a large set of training documents. The software automatically “learns” how to process unstructured forms by reading only a few examples. Competitors in this market offer both high and low cost systems. Our strategy is to position Doctus® to compete successfully in a scalable midrange price while offering a higher degree of accuracy and greater flexibility than competing systems currently on the market.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2005, we employed a total of 31 full-time and 1 part-time person, consisting of 6 in sales and marketing, 19 in research and development, product management and support, 1 in operations, and 6 in finance, administration and other capacities. We have never had a work stoppage. None of our employees are represented by a labor organization, and we consider our relations with our employees to be good

AVAILABLE INFORMATION

Our internet address is www.miteksys.com. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The public may also obtain such information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.	PROPERTIES

Our principal executive offices, as well as its principal research and development facility, is located in approximately 26,455 square feet of leased office building space in Poway, California. The lease on this facility expired on September 30, 2005 and we continued to occupy the building on a month to month basis. We have signed a seven year lease with Arden Properties for a 16,000 square foot building located at 8911 Balboa Avenue, San Diego California. We expect to move to the new location in December 2005. We believe that our new facilities are adequate.

ITEM 3.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of October 19, 2005 were as follows:

Name	Age	Position with Mitek
James B. DeBello	47	President, Chief Executive Officer
John M. Thornton	73	Chairman
Tesfaye Hailemichael	56	Chief Financial Officer
Murali Narayanan	53	Vice President - Marketing
Emmanuel deBoucaud	39	Vice President - Sales

Mr. DeBello was named President and Chief Executive Officer in May 2003. He has served as a director of Mitek since 1994. Prior to being named Chief Executive Officer, he served as Chief Executive Officer of Asia Corporation Communications from 2001 to May 2003. Prior to that, he served as Chief Executive Officer of IdeaEdge Ventures from 2000 to 2001. Prior to that, he served as Chief Operating Officer of CollegeClub.com from 1999 to 2000.

Mr. Thornton served as Chairman, President, Chief Executive Officer and Chief Financial Officer from August 1998 to May 2003, when he resigned as President and Chief Executive Officer but remained as Chairman and Chief Financial Officer. Mr. Thornton resigned as Chief Financial Officer in May 2005 but remains as Chairman. He has served as Chairman since 1987.

Mr. Hailemichael joined Mitek in May 2005 as Chief Financial Officer. Prior to joining Mitek, he served as Chief Financial Officer at Maxwell Technologies from 2003 to 2005. Prior to that, he served as Chief Financial Officer at Raidtec Ltd from 2001 to 2003. Prior to that, he served as Executive Vice President of Transnational Computer Technology, Inc. from 1998 to 2001. Mr. Hailemichael served as Vice President of Finance and Chief Financial Officer of Dothill Systems, Inc. from 1990 to 1998.

Mr. Narayanan joined Mitek in July 2003 as Vice President of Marketing. Prior to joining Mitek, he served from May, 2000 as Vice President of Business Development of Embrace Networks. Prior to that, he served from May 1999 to April 2000 as Director of Marketing, Internet and Connectivity Solutions for Motorola, Inc.

Mr. deBoucaud joined Mitek in July 2004. Prior to joining Mitek, he served from September 1995 to March 2004 as Vice President of Sales for Cardiff Software, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol MITK.OB and the closing bid price on November 18, 2005 was $0.82. As of November 18, 2005, there were 450 holders of record of Mitek Systems, Inc. Common Stock.

Our Common Stock initially traded on the Nasdaq SmallCap Market under the symbol "MITK".  The Common Stock was delisted from the Nasdaq SmallCap Market, because it failed to satisfy the requirement that it maintain at least $2.5 million in shareholders equity.  The delisting was effective on May 24, 2004, and since that time, the Common Stock has traded on the OTC Bulletin Board maintained by the NASD.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Year

Fiscal 2005
Common stock price per share
High	$.56	$1.03	$.88	$.94	$1.03
Low	.33	.36	.55	.55	.33

Fiscal 2004
Common stock price per share
High	$3.32	$2.72	$1.47	$0.87	$3.32
Low	0.98	1.40	0.40	.46	.40

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future. We are prohibited from paying cash dividends under the terms of our convertible note agreement.

In June 2005, we issued 25,000 shares of our common stock at the conversion price of $.70 per share to Laurus Master Fund, Ltd. (“Laurus”) in connection with the payment of $17,500 of the principal related to a convertible term note of $3,000,000, issued to Laurus in June 2004 (the “Note”). In August 2005, we issued 775,000 shares of common stock at the conversion price of $.70 per share to Laurus in connection with the payment of $542,500 of the principal related to the Note. In October 2005, we issued 500,000 shares of our common stock at the conversion price of $.70 per share to Laurus in connection with the payment of $350,000 of the principal related to the Note. These conversions were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as Laurus is a sophisticated investor who had access to information about Mitek.

PART II

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Management's Discussion and Analysis of or Plan of Operation (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to Mitek, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Mitek, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by Mitek in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited to, adverse economic conditions, general decreases in demand for our products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving Mitek and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A.

RESULTS OF OPERATIONS

NET SALES

Net sales were $6,594,000 and $5,240,000 for fiscal 2005 and 2004, respectively. Net sales increased by $1,354,000 in fiscal 2005 compared to fiscal 2004. The increase in fiscal 2005 revenue is due to engineering services provided to Harland and significant sales to International customers. Throughout 2004, the we experienced decreased check imaging solutions revenue, which we believe was due to continued customer hesitancy to adopt check imaging solutions, pending finalization of Check 21 Imaging Standards. Though image acceptance is mandated by the passage of Check 21, the imaging standards required under this legislation were not final until September 2004. We also experienced substantial purchasing hesitancy from customers who expressed concern over our recent quarterly losses and the delisting of our stock from NASDAQ. We substantially exited this product line, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements.

Sales of our Document Processing Solutions decreased by 64% or $279,000 and $301,000 or 41%, for fiscal year of 2005 and 2004, respectively. This reflects our efforts that were principally focused on Check Imaging Solutions and recognition toolkits, not on Imaging Processing Solutions. Prospectively, expect this area to yield moderate growth, with revenue from existing customers likely to remain constant.

COST OF SALES

Cost of sales includes manufacturing and distribution costs for products and programs sold, operation costs related to product support, and costs associated with the delivery of consulting services. Cost of sales were $1,130,000 and $1,980,000 for fiscal year 2005 and 2004, respectively. Cost of sales for 2005 decreased by $850,000 due to product mix and reduction in operations expenses and discontinuation of hardware sales and related costs.

Stated as a percentage of net sales, cost of sales for the corresponding periods were 17% and 38%, respectively. There was no significant percentage change from 2004 to 2005.

OPERATIONS

Gross operations expense for the current fiscal year included payroll, employee benefits, and other headcount-related costs associated with shipping and receiving, and in fiscal year 2004 operations expense also included quality assurance, customer support, installation and training. As installation, training, maintenance and customer support revenues are recognized, the amounts expensed are charged to cost of sales, with unabsorbed costs remaining in operations expense.

Operations expenses were $145,000 and $1,136,000 for fiscal 2005 and 2004, respectively. Net operations expenses were $145,000 and $1,136,000 for fiscal year 2005 and 2004, respectively. For fiscal year 2005, there was a decrease in operation expenses of $991,000, which was due to our sale to Harland in July of 2004, of certain assets used in the Item Processing product line. The dollar decrease in the gross 2005 expense is primarily attributable to the costs associated with the Item Processing product line being reduced as a result of our sale to Harland in July of 2004, of certain assets used in the Item Processing product line. The sale of the Item Processing assets to Harland, is described in Note 7 of the accompanying financial statement. A majority of the operations expenses were related to the support, installation and training function for the Item Processing product line. Upon our exit from the Item Processing product line, certain of the Mitek employees associated with the product line were terminated and were hired by Harland.

Stated as a percentage of net sales, operations expenses for fiscal year 2005 and 2004 were 2% and 22%, respectively. The decrease in fiscal year 2005 from 2004 was due primarily to the sale of the Item Processing product line and revenue increase in 2005.

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses were $2,074,000 and $1,942,000 for fiscal 2005 and 2004, respectively. The dollar increase in 2005 expense compared to 2004 is primarily attributable to commission expense which increased approximately $215,000 as compared to fiscal year 2004.

Stated as a percentage of net sales, selling and marketing expenses for fiscal year 2005 and 2004 were 32% and 37%, respectively. The percentage decrease in fiscal year 2005, compared to fiscal year 2004, was primarily due to an increase in sales in fiscal year 2005.

RESEARCH AND DEVELOPMENT

Research and Development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. We maintain what we believe to be sufficient staff to maintain our existing product lines, including development of new, more feature-rich versions of our existing product lines, as we determine our demands by the marketplace. We also maintain research personnel, whose efforts are designed to ensure product paths from current technologies to anticipated future generations of products within our area of business.

Research and Development expenses for fiscal year 2005 was $1,508,000 after the reclassification of $802,000 from Research and Development to the cost of goods sold in relation to engineering services to our customers. Total Research and Development would have been $2,310,000 if there was no reclassification. Research and Development expenses for fiscal year 2004 was $2,204,000. The dollar decrease in the 2005 expense is primarily due to the reduction of personnel whose primary focus was in the Item Processing product line. These individuals were terminated, as we substantially exited this product line, by agreeing to the transaction with Harland Financial Solutions described in Note 7 of the accompanying financial statements. This cost savings was somewhat offset by the hiring of two personnel, whose primary focus will be in the Recognition toolkits area, with a principal focus on fraud detection.

Stated as a percentage of net sales, research and development expense for fiscal year 2005 and 2004, including charges to cost of sales, were 23% and 42%, respectively. The percentage decrease in fiscal year 2005 was due to the increase in revenue over fiscal 2004 and the reclassification of $802,000 or 12% to cost of goods sold as mentioned above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include payroll, employee benefit, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative costs were $3,050,000 and $2,720,000 for fiscal year 2005 and 2004, respectively. The expense increase in 2005 over 2004 was primarily due to legal expenses related to legal matters resolved in 2005.

Stated as a percentage of net sales, general and administrative expense for fiscal year 2005 and 2004 were 46% and 52%, respectively. The decrease in the 2005 expense, as a percentage of net sales, was primarily due to increased sales.

GAIN ON SALE OF ASSETS

In fiscal year 2005, the gain on the sale of assets of $1,106,000 related to the contingent payment on the sale of the CheckQuest product line as discussed in Note 7 to the accompanying financial statements. In fiscal year 2004, the gain on sale of assets consisted of the $1,270,000 gain on the disposition of the CheckQuest product line, as discussed in Note 7 to the accompanying financial statements.

OTHER INCOME (EXPENSE)

Other Income (Expense) for fiscal year 2005 consists of interest expense on the Convertible Note, as discussed in Note 5 of the accompanying financial statements, of which $765,000 represents amortization of the beneficial conversion feature and interest paid, $82,000 represents the change in fair value of warrant liability, and $25,000 represents interest and other income. Other Income (Expense) for fiscal year 2004 consisted of interest expense on the Convertible Note, as discussed in Note 5 of the accompanying financial statements, $208,000 in interest expense for late registration fees, $48,000 for a change in fair value of the warrant liability, as discussed in Note 7 of the accompanying financial statements and $31,000 in interest and other income. Net other (expenses) was $822,000 and $372,000 for fiscal year 2005 and 2004, respectively. Stated as a percentage of net sales, net other expense for the corresponding periods were 12% and 7%, respectively.

INCOME TAXES

For the fiscal year 2005, we recorded a tax benefit of $714 for income taxes which was primarily franchise taxes over paid to states in which we operated. For the fiscal year 2004, we recorded an income tax expense of $2,168, which was primarily franchise taxes paid to states in which we operated.

FINANCIAL CONDITION

On September 30, 2005, we had $2,387,000 in cash as compared to $2,607,000 on September 30, 2004 which is a decrease of $220,000. Accounts receivable totaled $773,000, an increase of $203,000 from the September 30, 2004 balance of $570,000. This increase was primarily a result of an increase in revenue in 2005 over 2004.

Unearned revenue as of September 30, 2005 was $428,000, an increase of $30,000 from September 30, 2004, which reflects the addition of new and anniversary product support agreements offset by continued recognition of unearned revenue from product support agreements licensed in prior periods.

During fiscal year 2005, we financed our cash needs primarily from financing and investing activities.

Net cash used by operating activities during the year ended September 30, 2005 was $2,022,000. The primary use of cash from operating activities was the net loss of $1,027,000, an increase in deferred revenue of $30,000, a decrease in accounts payable of $82,000, an increase in accrued payroll and related taxes of $111,000, and a decrease in other accrued liabilities of $127,000. The primary sources of cash from operating activities was an increase in accounts receivable of $172,000, a gain on sale of CheckQuest assets of $1,106,000, amortization of debt discount of $527,000 and depreciation and amortization expense of $92,000 both of which do not require cash.

Net cash provided from investing activities was primarily from the transaction with Harland Financial Solutions as described in Note 7 of the accompanying financial statements and collections on the note receivable from Mitek Systems, Ltd., which were in part offset by the acquisition of fixed assets, primarily computer equipment.

Net cash from financing activities was primarily the proceeds from the Convertible debt, net of debt issuance costs, described in Note 5 of the accompanying financial statements, which was offset by the borrowings of $801,000, as well as the proceeds from the sale of common stock to John H. Harland Company.

Our working capital and current ratio was $1,323,000 and 1.67, respectively on September 30, 2005 and $847,000 and 1.32, respectively, on September 30, 2004. On September 30, 2005, total liabilities to equity ratio was 2.36 to 1 compared to -7.81 to 1 year earlier. As of September 30, 2005, total liabilities decreased by $1,646,000 compared to total liabilities on September 30, 2004.

On June 11, 2004, we secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal) plus one percent and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of the our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, we shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909.09, together with any accrued and unpaid interest to date, with the final payment of any unpaid principal and interest due on June 11, 2007. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to Mitek a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then we pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. In connection with this transaction, we issued warrants to Laurus for the purchase of up to 860,000 shares of common stock at prices ranging from $0.79 to $0.92 per share. An additional 200,000 warrants exercisable at $0.70 per share were issued in October 2004 in connection with our Registration Rights Agreement with Laurus as consideration for settlement of late registration and effectiveness charges. The Common shares underlying the Convertible Debt and the 1,060,000 warrants have registration rights which require Mitek to file and have these underlying shares effective by a certain date. Pursuant to the Registration Rights agreement, failure to have these underlying shares registered and effective by January 1, 2005 would trigger substantial cash penalties. The registration was not effective by that time so we incurred liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective May 13, 2005, and we do not anticipate there will be future penalties associated with the registration.The Note is secured by a general lien on all of our assets, and as a condition of this transaction, our line of Credit with First National Bank was cancelled.

There are no significant capital expenditures planned for the foreseeable future.

Our lease of 14145 Danielson Street, Suite B, Poway, California expired on September 30, 2005 and a month to month lease has been in place. We have signed a seven year lease for 16,000 square feet office space located at 8911 Balboa Avenue, San Diego, California with Arden Properties.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations. Although our strategy for fiscal 2005 is to grow the identified markets for its new products and enhance the functionality and marketability of our character recognition technology, we have not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Anticipated cash requirements over the next twelve months are principally to fund operations, including spending on research and development. We believe that it will have sufficient liquidity to finance our operations for the next twelve months using existing cash and cash generated from operations, as discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standard (SFAS) No.123 (revised 2004), “Share-Based Payment” Statement 123(R) which will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That compensation cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are continuously evaluating the impact of the adoption of SFAS 123(R), and currently believe the impact will be significant to our overall results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. We do not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. We do not currently have any investments that will be impacted by this provision.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement.  The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We do not currently have any investments that will be impacted by this provision.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133.  Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows.  We do not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).  EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and we would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding.  Management does not expect the implementation of this new standard to have a material impact on its computation of diluted earnings per share.

In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a "special deduction" instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not anticipate that this legislation will impact our results of operations or financial condition. Accordingly, FSP FAS 109-1 and FSP FAS 109-2 are not currently expected to have any material impact on our financial statements. These FSPs were effective December 21, 2004.

In December 2004, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in an accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our financial statements.

On June 15-16, 2005 the Emerging Issue Task Force meeting discussed Effect of a Liquidated Damages Clause on a Free standing Financial Instrument Subject to EITF 05-04 Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Task Force further discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined freestanding instrument or as separate freestanding instruments. Additionally, some Task Force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Task Force was not asked to reach a consensus on this Issue. The Task Force asked the FASB staff to obtain additional information about how entities currently evaluate and account for registration rights agreements in practice. Additionally, the Task Force asked the FASB staff to analyze registration rights penalties in comparison with other penalties that do not meet the definition of a derivative. Further discussion is expected at a future meeting.

Management cannot determine the impact this new standard will have on our financial position, results of operations and cash flows until the standard is issued.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Mitek’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates by management are affected by management’s application of accounting policies are subjective and may differ from actual results. Critical accounting policies for Mitek include revenue recognition, allowance for accounts receivable, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with end users that may include licensing of the our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the Notes to the Financial Statements.

We consider many factors when applying generally accepted accounting principles in the United States of America to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract

•	Availability of products to be delivered

•	Time period over which services are to be performed

•	Creditworthiness of the customer

•	The complexity of customizations to our software required by service contracts

•	The sales channel through which the sale is made (direct, VAR, distributor, etc.)

•	Discounts given for each element of a contract

•	Any commitments made as to installation or implementation “go live” dates

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on our future revenues and operating results.

Accounts Receivable.

We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and our assessment of the customers’ current creditworthiness. We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

Loss Contingencies

The financial statements presented include accruals for a loss contingency.

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involve significant estimations with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions. As our stock is thinly traded, the estimates, which are based partly on historical pricing of our stock, may not represent fair value, but we believe it is presently the best form of estimating objective fair value.

Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that we will no longer incur losses or if we are unable to generate sufficient future taxable income we could be required to maintain the valuation allowance against our deferred tax assets.

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-KSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Risks Associated With Our Business

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues and cause us to be unable to continue our business.

We currently derive substantially all of our product revenues from licenses and sales of software products incorporating our character recognition technology. As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for automated entry of hand printed characters, negative publicity or obsolescence of the software environments in which our products operate could result in lower sales or gross margins and would have a material adverse effect on our business, operating results and financial condition.

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

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions generally and in the information technology market specifically. Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price. We expect quarterly and annual fluctuations to continue for the foreseeable future.

We closed on a $3.0 million debt financing with Laurus Master Funds Ltd., and issued a three year term note in June 2004, with monthly payments of interest commencing July 1, 2004, and monthly principal payments commencing December 1, 2004. See “COMPANY OVERVIEW - Laurus Debt Investment” below. Based on current interest rates, our monthly cash payments of principal and interest beginning December 1, 2004 is approximately $91,000. Our actual required cash payments on the note will vary depending on interest rates and whether amounts under the note are converted into our common stock. Laurus has converted $910,000 of debt to equity from January 1, 2005 to October 31, 2005. We have made principal payments of $801,000 through October 31, 2005. The principal balance as of October 31, 2005 is $1,289,318.

Our ability to make scheduled monthly payments under the note primarily depends on our future performance and working capital, including our ability to increase revenues and cash flows. To a certain extent our ability to increase revenues and control costs are subject to a number of economic, financial, competitive, regulatory and other factors beyond our control. Based upon the current level of operations and our business development efforts, we believe that we should have adequate available cash and cash flows from operations to meet our anticipated future requirements for working capital, capital expenditures, and scheduled payments of principal and interest on our debt through November 30, 2006.

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

 As part of our debt financing with Laurus Master Fund, Ltd., we granted to Laurus, a blanket security interest in all of our assets. See “COMPANY OVERVIEW - Laurus Debt Investment” below. In the event we default in payment on the debt, or any other event of default occurs under the investment documents, 130% of the outstanding principal amount of the note and accrued interest will accelerate and be due and payable in full. Events of default include the following:

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

As part of our debt financing with Laurus Master Fund, Ltd., we entered into a registration rights agreement with Laurus, under which we were obligated to register the common stock into which the debt is convertible. We have registered the common stock on May 13, 2005 and paid $215,000 in liquidated damages.

We have the right at any time to prepay our secured debt obligation only upon payment of 120% of the then current principal balance, plus all other amounts owing under the note. As such, any prepayment would require a significant amount of cash and may limit our ability to prepay, even if we wanted to.

We have the right at any time to prepay our secured debt obligation only upon payment of 120% of the then principal balance, plus all other amounts owing under the note. See “COMPANY OVERVIEW - Laurus Debt Investment” below. Based on a principal balance of $1,639,318, as of September 30, 2005, a prepayment would require a cash payment of $1,967,182. As we make principal payments over time on the secured debt, the prepayment amount would also decrease. As of September 30, 2005, we had $2.4 million in cash and cash equivalents, and $3.3 million in current assets. Accordingly, if at any time during the term of the note we desire to prepay the debt, we may not be able to, unless we were able to obtain additional available cash, which we may not be able to do. This could impact our ability to enter into any potential significant transaction in which we would need to have the debt paid off and security interests released (such as a merger, sale of substantially all our assets, joint venture, or similar transaction).

We may need to raise additional capital to fund continuing operations. If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions. If these measures are not successful, we may be unable to continue our operations.

Our efforts to reduce expenses and generate revenue may not be successful. We have funded our operations in the past by raising capital, sale of certain assets and loan from Laurus Fund. We raised $3.0 million in gross proceeds from our June 2004 secured debt financing and and a total of approximately $2.4 million in gross proceeds ( $1.3 million in July of 2004 and $1.0 million in April of 2005 and a release of $106,000 from indemnification liability withholding in the fourth quarter of fiscal 2005) from our July sale of certain assets and granting of exclusive distribution and licensing rights related to our CheckQuest® item processing and CaptureQuest® electronic document management solutions to Harland Financial Solutions, Inc., In addition we received $1.5 million in equity investment from John H. Harland Company. If our revenues do not increase we may expect the need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations.

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

Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us. If we do not meet our forecasts or analysts’ forecasts for us, the price of our common stock may decline.

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

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel. We do not have employment contracts with, or "key person" life insurance policies on, any of our employees, including James B. DeBello, our President and Chief Executive Officer, John M. Thornton, our Chairman and Mr. Tesfaye Hailemichael our Chief Financial Officer. Loss of services of key employees could have a material adverse effect on our operations and financial condition. We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

As of September 30, 2005, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,699,959 shares of common stock or approximately 18.8% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 19% of our outstanding common stock. Laurus Master Funds Ltd. may acquire up to 2,413,311 shares of common stock in the aggregate, which would amount to approximately 14% of our outstanding common stock, assuming Laurus converts its balance of promissory note of $1,639,318 into approximately 2,413,311 shares of common stock. Laurus may acquire up to a total of 3,473,311 shares if it exercises its 1,060,000 warrant or approximately 18% of the outstanding common stock. Harland Financial Solution has 321,428 warrants which was included in the calculation of the percentage of Laurus Funds potential holdings. Because the Laurus promissory note is subject to anti-dilution provisions and accrues interest which may be converted into common stock, Laurus could acquire an even greater number of shares of common stock than described.

Laurus has converted $350,000 of its convertible note since September 30, 2005 and its promissory note balance as of October 31, 2005 was $1,289,318

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

In connection with our debt financing, we issued a $3.0 million convertible note and warrants to Laurus. See “COMPANY OVERVIEW — Laurus Debt Investment” below. The note is convertible into shares of our common stock at an initial conversion price of $.70 per share. Laurus Fund has converted $560,000 to stock and has $1,639,318 convertible debt as of September 30, 2005. Laurus has converted $350,000 into stock after September 30, 2005. At this initial conversion rate, for example, we would issue 1,841,883 shares upon conversion of $1,289,318 owing under the note as of October 31, 2005. The actual number of shares to be issued will depend on the actual dollar amount of principal being converted. In addition, the note carries a full ratchet anti-dilution provision, such that if we issue in the future convertible or equity securities (subject to certain exceptions, including stock option grants) at a price less than the initial $.70 conversion price, the note conversion price will be automatically adjusted down to that lesser price. For example, if we had a non-exempted issuance at $0.50 per share, the note conversion price would become $0.50, and upon an assumed conversion of $1,289,318 we would have to issue 2,578,636 shares. In addition to the conversion rights of the convertible debt, as we issue stock or convertible securities in the future, including for any future equity financing or upon exercise of any of the outstanding stock purchase warrants and stock options, those issuances would also dilute our stockholders. If any of these additional shares are issued and are sold into the market, it could decrease the market price of our common stock and could also encourage short sales. Short sales and other hedging transactions could place further downward pressure on the price of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2005, our common stock price ranged from $0.33 to $1.03.

Future sales of our common stock may cause our stock price to decline.

The sale of a large number of shares of our common stock in the market or the belief that such sales could occur, could cause a drop in the market price of our common stock. The shares registered in this offering will be freely tradable without restriction or further registration under the Securities Act, unless the shares are purchased by our affiliates.

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

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mitek Systems, Inc.:
Poway, California

We have audited the accompanying balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years in the period ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2005, and the results of its operations and its cash flows for the years in the period ended September 30, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
STONEFIELD JOSEPHSON, INC.
Santa Monica, California
November 21, 2005

MITEK SYSTEMS, INC.
BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,387,204
Accounts receivable-net of allowances	773,210
for doubtful accounts of $48,631
Inventory, prepaid expenses and other current assets	162,337
Total current assets	3,322,751

PROPERTY AND EQUIPMENT - net	82,626
OTHER ASSETS	148,580

TOTAL ASSETS	$3,553,957

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	206,936
Accrued payroll and related taxes	351,105
Deferred revenue	427,507
Other accrued liabilities	300,341
Current portion of Convertible Debt,
net of unamortized financing costs of $376,723	714,187
Total current liabilities	2,000,076

Convertible Debt, net of unamortized financing costs
of $41,363	507,046
TOTAL LIABILITIES	$2,507,122

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 40,000,000
shares authorized, 14,332,337 issued
and outstanding at September 30, 2005	14,332
Additional paid-in capital	12,672,635
Accumulated deficit	(11,640,132)
Total stockholders' equity	1,046,835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,553,957

The accompanying notes form an integral part to these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004

SALES
Software, including $195,880 to related party in 2005	$4,432,043	$2,229,812
Hardware	-	858,571
Professional Services, education and other, including $750,000 to related party in 2005	2,161,802	2,151,929
NET SALES	6,593,845	5,240,312

COSTS AND EXPENSES:
Cost of Sales-Software	300,606	497,950
Cost of Sales-Hardware	0	805,080
Cost of Sales-Professional Services, education and other	829,088	676,860
Operations	145,223	1,136,024
Selling and marketing	2,073,977	1,942,064
Research and development	1,507,510	2,204,101
General and administrative	3,050,037	2,720,452
Gain on sale of CheckQuest assets to Harland	(1,106,129)	(1,270,355)
Total costs and expenses	6,800,312	8,712,176

OPERATING LOSS	(206,467)	(3,471,864)

OTHER INCOME (EXPENSE):
Interest expense	(765,080)	(355,426)
Change in fair value of warrant liability	(81,993)	(48,000)
Interest and other income	25,470	31,132
Total other income (expense)	(821,603)	(372,294)

LOSS BEFORE INCOME TAXES	(1,028,070)	(3,844,158)

PROVISION (BENEFIT) FOR INCOME TAXES	(714)	2,168

NET LOSS	$(1,027,356)	$(3,846,326)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.34)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	12,569,617	11,353,171

The accompanying notes form an integral part to these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

	2005	2004
OPERATING ACTIVITIES
Net loss	$(1,027,356)	$(3,846,326)
Adjustments to reconcile net loss
used in operating activities:
Depreciation and amortization	92,320	441,171
Provision for bad debts	(31,000)	519,776
Loss on disposal of property and equipment	0	3,564
Gain on sale of checkquest assets	(1,106,129)	(1,270,355)
Change in fair value of warrant liability	(81,993)	48,020
Amortization of debt discount	526,938	96,247
Provision for sales returns & allowances	(14,583)	(29,336)
Fair value of stock options issued to non-employees	2,580	15,698
Gain on sale of equity investment	(16,159)
Changes in assets and liabilities:
Accounts receivable	(172,056)	1,357,328
Inventory, prepaid expenses, and other assets	(126,434)	(95,685)
Accounts payable	(81,973)	(592,123)
Accrued payroll and related taxes	111,105	(450,388)
Long-term payable	0	(34,194)
Deferred revenue	29,783	181,995
Other accrued liabilities	(127,217)	273,651
Net cash used in operating activities	(2,022,174)	(3,380,957)

INVESTING ACTIVITIES
Purchases of property and equipment	(48,932)	(70,803)
Proceeds from sale of property and equipment	569	0
Proceeds from sale of assets,
net of expenses	1,000,000	1,139,992
Proceeds (advances) on related party note receivable-net	150,000	46,619
Net cash provided by investing activities	1,101,637	1,115,808

FINANCING ACTIVITIES
Repayment of borrowings	(800,682)	0
Proceeds from convertible debt	0	3,000,000
Financing costs related to convertible debt	0	(151,000)
Proceeds from sale of common stock	1,501,250	0
Proceeds from exercise of stock options	0	204,220
Net cash provided by financing activities	700,568	3,053,220

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(219,969)	788,071

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,607,173	1,819,102

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,387,204	$2,607,173

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid for interest	$402,127	$51,159
Cash paid for income taxes	$1,056	$2,166

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES

Options issued in exchange for services	$2,580	$15,698
Warrants issued in connection with financing	$73,159	$367,887
Beneficial conversion feature of convertible debt	$-	$522,384
Conversion of debt to equity	$560,000	$-
Settlement of indemnification liability	$106,129	$-
Settlement of registration penalty that of issuance of warrant	$208,000	$-
Reclassification of warrants with registration obligation to liability	$73,159	$-
Reclassification of warrants upon fulfillment of registration obligation to equity	$407,074	$-

The accompanying note form an integral part to these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004

			Additional
	Common Stock	Common	Paid-In	Accumulated
	Outstanding	Stock	Capital	Deficit	Net

Balance, October 1, 2003	11,185,282	$11,185	$9,327,736	$(6,766,450)	$2,572,471

Exercise of stock options	204,199	204	204,016		204,220
Fair value of stock options issued to non-employees			15,698		15,698
Beneficial conversion feature embedded in convertible debt			522,383		522,383
Net loss				(3,846,326)	(3,846,326)

Balance, September 30, 2004	11,389,481	11,389	10,069,833	(10,612,776)	(531,554)

Exercise of stock options					0
Fair value of stock options issued to non-employees			2,580		2,580
Proceeds from issuance of common stock	2,142,856	2,143	1,499,107		1,501,250
Common stock issued in exchange for convertible debt	800,000	800	559,200		560,000
Settlement of registration penalty through issuance of warrants			208,000		208,000
Reclassification of warrants with registration obligation to liability			(73,159)		(73,159)
Reclassification of warrants upon fullfilment of registration obligations to equity			407,074		407,074
Net loss				(1,027,356)	(1,027,356)

Balance, September 30, 2005	14,332,337	$14,332	$12,672,635	$(11,640,132)	$1,046,835

The accompanying note form an integral part to these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 and 2004

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition") with an emphasis in document imaging system products and solutions systems integration services.

The Company has a cash balance of $2.4 million as of September 30, 2005. The cash balance and cash to be generated from operations for the next twelve months will be adequate to satisfy its working capital needs for the next twelve months. The company has incurred losses in 2005 and 2004. However, its losses have improved in 2005 compared with 2004. In 2004, the Company addressed its cash requirements by issuing Convertible Debt as discussed in Note 5 of the accompanying financial statements. Additionally, the Company received equity investment and reduced its expected future cash needs by entering into the agreement with Harland Financial Solutions whereby certain personnel and overhead expenses were assumed by Harland in the transactions discussed in Note 7 of the accompanying financial statements. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

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

Cash and Cash Equivalents - Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of our cash is deposited with one financial institution. We monitor the financial condition of the financial institution and we do not believe that the deposit is subject to a significant degree of risk. However, the bank has FDIC insurance of up to $100,000. Any financial problem with the bank may impact the company.

Reclassification - Certain prior year’s balances have been reclassified to conform to the 2005 presentation.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects our best estimate for probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2005.

Inventories	$4,822
Prepaid insurance	48,493
Prepaid rent	24,687
Deposits	44,316
Prepaid - other	40,019
Total	$162,337

Inventories - Inventories are recorded at the lower of cost or market.

  Property and Equipment - Property and Equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2005.

Property and equipment - at cost:
Equipment	$700,152
Furniture and fixtures	164,254
Leasehold improvements	5,331
$869,737

Less: accumulated depreciation and amortization	(787,111)
Total	$82,626

Property and Equipment are carried at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Depreciation and amortization of property and equipment totaled $92,320 and $177,770 for the years ended September 30, 2005 and 2004, respectively.

Other Assets - Other assets consisted of the following at September 30, 2005:

Prepaid rent	$79,635
Prepaid licenses	45,927
Prepaid - other	23,018
Total	$148,580

Long-Lived Assets - We periodically evaluate the carrying value of license agreements and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. We did not record any impairment for the years ended September 30, 2005 and 2004.

Investment in Mitek Systems Ltd. - Between September 1, 2000 and fiscal 2001, we acquired an investment in Itech Business Solutions Ltd., who subsequently changed their name to Mitek Systems Ltd. In fiscal year 2002, we made an interest bearing loan to Mitek Systems Ltd. which was later converted to equity. In the first quarter of fiscal 2005, our entire interest in Mitek Systems Ltd. was repurchased by the principal stockholder of Mitek Systems Ltd., which resulted in net proceeds of $150,000. Included in fiscal 2005 and 2004 Other Income (Expenses) is $15,710 and ($19,652), respectively, related to the gain (loss) in equity investment in Mitek Systems Ltd.

Deferred Revenue - Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements on our software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement. Historically, the percentage of revenue recorded as unearned due to undelivered elements generally ranged from approximately 8% to 18% of the sales price of the software.

Revenue Recognition - Revenues from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific evidence about the value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Software license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the initial shipment. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer.

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

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. - see Note 3.

Net Income  (Loss) Per Share - We calculate net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive. Outstanding stock options for fiscal 2005 and 2004 of 2,006,719 and 1,834,238, respectively, were excluded from this calculation, as they would have been antidilutive. In addition, 2,341,883 shares issuable upon conversion of debt to equity, 1,060,000 Laurus warrants and 321,428 Harland warrants were excluded from this calculation in fiscal 2005, as they would reduce net loss per share. In fiscal 2004, 4,285,714 shares issuable upon conversion of debt to equity and exercise of 860,000 warrants were excluded from this calculation, as they would reduce net loss per share.

Segment Reporting - SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, results in the use of a management approach in identifying segments of an enterprise. Management has determined that we operate in only one segment.

Comprehensive Income (Loss) - There are no differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying financial statements and a statement of comprehensive loss is not presented.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That compensation cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are continuously evaluating the impact of the adoption of SFAS 123(R), and currently believe the impact will be significant to our overall results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. We do not currently have any variable interest entities that has been impacted by the adoption of FIN 46(R).

In March 2004, the Financial Accounting Standards Board (FASB) approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004. We do not currently have any investments that has been impacted by this provision.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement.  The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method.  We are currently evaluating the effect of this proposed statement on its financial position and results of operations.

Effective April 1, 2004, the SEC adopted Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (“SAB 105”).  SAB 105 clarifies the requirements for the valuation of loan commitments that are accounted for as derivatives in accordance with SFAS 133.  Management does not expect the implementation of this new bulletin to have any impact on our financial position, results of operations and cash flows. We do not have any loan commitments.

In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”).  EITF 04-08 reflects the Task Force's tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met.  If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004.  Prior period earnings per share amounts presented for comparative purposes would be required to be restated to conform to this consensus and we would be required to include the shares issuable upon the conversion of the Notes in the diluted earnings per share computation for all periods during which the Notes are outstanding.  We did not have a material impact on our computation of diluted earnings per share upon implementation of this new standard.

In December 2004, the FASB issued two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. In FSP FAS 109-1, "Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004", the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a "special deduction" instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We do not anticipate that this legislation will impact its results of operations or financial condition. Accordingly, FSP FAS 109-1 and FSP FAS 109-2 are not currently expected to have any material impact on its financial statements. These FSPs were effective December 21, 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff's views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

On June 15-16, 2005 the Emerging Issue Task Force meeting discussed Effect of a Liquidated Damages Clause on a Free standing Financial Instrument Subject to EITF 05-04 Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. The Task Force further discussed (a) whether a registration rights penalty meets the definition of a derivative and (b) whether the registration rights agreement and the financial instrument to which it pertains should be considered as a combined freestanding instrument or as separate freestanding instruments. Additionally, some Task Force members expressed a preference for evaluating a liquidated damages provision based on the probable amount that the issuer would pay rather than the maximum amount. The Task Force was not asked to reach a consensus on this Issue. The Task Force asked the FASB staff to obtain additional information about how entities currently evaluate and account for registration rights agreements in practice. Additionally, the Task Force asked the FASB staff to analyze registration rights penalties in comparison with other penalties that do not meet the definition of a derivative. Further discussion is expected at a future meeting.

Management cannot determine the impact this new standard will have on our financial position, results of operations and cash flows until the standard is issued.

NOTE 2 - STOCK BASED COMPENSATION

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for costs of stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and accordingly, discloses the pro forma effect on net income (loss) and related per-share amounts using the fair value based method to account for stock-based compensation (Note 2). The fair value of stock compensation issued to non-employees is determined using the Black-Scholes option pricing model and compensation expense is recorded pursuant to the provisions of EITF 96-18.

We account for stock options granted to our employees and members of our board of directors under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) Accounting for Stock Issued to Employees, and related interpretations, and with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The following table illustrates the effect on net (loss) income and net (loss) income per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year Ended September 30 2005	Year Ended September 30 2004
Net loss, as reported	($1,027,000)	($3,846,000)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	0	0
Deduct; Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(322,000)	(302,000)
Pro Forma net loss	($1,349,000)	($4,148,000)
Pro Forma net loss per share	(.12)	(.37)

NOTE 3 - INCOME TAXES

For the years ended September 30, 2005 and 2004 the provision (benefit) for income taxes were as follows (rounded):

	2005	2004
Federal - Current	$0	$0
State - Current	$(1,000)	$2,000
Total	$(1,000)	$2,000

Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax liabilities and assets as of September 30, 2005 and 2004 are as follows:

	2005	2004
Deferred tax assets (liabilities):
Reserves not currently deductible	$34,000	$531,000
Book depreciation and amortization in excess of tax	33,000	28,000
Research credit carryforwards	551,000	551,000
AMT credit carryforward	69,000	69,000
Net operating loss carryforwards	4,485,000	4,028,000
Capitalized research and development costs	548,000	24,000
Uniform capitalization	1,000	4,000
Other	610,000	635,000
Total deferred tax assets	6,331,000	5,870,000
Valuation allowance for net deferred tax assets	(6,331,000)	(5,870,000)
Total	$0	$0

We have provided a valuation allowance against deferred tax assets recorded as of September 30, 2005 and 2004 due to uncertainties regarding the realization of such assets.

The research credit and net operating loss carryforwards expire during the years 2005 to 2025. The federal and California net operating loss carryforwards at September 30, 2005 are approximately $17,500,000 and $11,100,000, respectively.

The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

	2005		2004
Amount computed using statutory rate (34%)		$(372,000)	$(1,308,000)
Net change in valuation allowance for net deferred tax assets		461,000	1,331,000
Non-deductible items		8,000	15,000
State income taxes		(98,000)	(36,000)
Provision for income taxes	$	(1,000)	$2,000

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Legal Matters - We are not aware of any legal proceedings or claims that Management believes may have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan - We have a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Mitek’s contributions. During fiscal 2005 and 2004, the Board elected not to make any contributions to the plan.

Leases - Our office is leased under a non-cancelable operating lease. The facilities lease expired on September 30, 2005 and we have retained the space on a month to month lease until we move to the new location. The lease costs are expensed on a straight-line basis over the lease term. We signed a seven year lease for a property located at 8911 Balboa Avenue, San Diego, California and intend to move some time in early December of 2005.The Lease is effective and binding on the parties as of September 19, 2005; however, the term of the Lease will begin on date on which the Landlord achieves substantial completion of certain improvements in accordance with the terms of the Lease (the "Commencement Date"). The initial term of the Lease is seven years. The Lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date; however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions.

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2006	$271,555
2007	305,002
2008	314,558
2009	324,814
2010	333,671
Thereafter	724,775
Total	$2,274,375

Rent expense for operating leases, net of sub-lease income of $60,000 and $0, for the years ended September 30, 2005 and 2004 totaled $410,128 and $524,180, respectively.

We have, as part of the lease in June 2002, agreed to purchase the furniture located on the premises. This lease agreement requires a portion of the rent payments be applied to the purchase of this furniture. At September 30, 2005, there was no further obligations on the furniture purchase.

NOTE 5 - ISSUANCE OF CONVERTIBLE DEBT

On June 11, 2004, we secured a financing arrangement with Laurus. The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6.75% as of September 30, 2005) and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 36%

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Amortization of the debt discounts for fiscal 2005 was $526,938, and $96,247 for fiscal 2004.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month accrued if stipulated deadlines were not met. Prior to the end of fiscal 2004, we incurred a penalty of $208,000 to Laurus Funds for failing to register the securities underlying the Debt Instrument. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by us to be $73,159, using a Black-Scholes option pricing model. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004. We were required to have received an effective registration no later than December 31, 2004. The registration was not effective by that time, so we incurred liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005, and we do not anticipate there will be future penalties associated with the registration

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($367,887) and the change in fair value from the date of issuance to September 30, 2004 has been included in other (expense) income.

For the year ended September 30, 2005, the change in fair value of the warrants issued with registration rights decreased by $82,000. Upon effectiveness of the registration statement, the remaining warrant value of $407,073 was reclassified to additional-paid-in-capital. For the year ended September 30, 2004, the change in fair value of the warrants issued with registration rights for the underlying shares increased by approximately $48,020 to $415,907 at September 30, 2004 and is recognized in other expense.

To secure the payment of all obligations, we entered into a Master Security Agreement which assigns and grants to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by us or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now have or may acquire any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agrees to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Secured Notes stipulates that the Secured Note is to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulate that beginning on December 1, 2004, or the first amortization date, we shall make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909.09, together with any accrued and unpaid interest to date. The conversion repayment states that each month by the fifth business day prior to each amortization date, Laurus shall deliver to us a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice is not delivered by Laurus on or before the applicable notice date for such repayment date, then we pay the monthly amount due in cash. Any portion of the monthly amount paid in cash shall be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converts all or a portion of the monthly amount in shares of our common stock, the number of such shares to be issued by us will be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price, which is presently $0.70 per share.

The following table reflects the Convertible Debt on September 30, 2005:

Convertible Debt	$1,639,318
Deferred financing costs	(418,085)
1,221,233
Less: Current Portion	(714,187)
$507,046

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/06	$1,090,909

Year ended 9/30/07	548,409

NOTE 6 - RELATED PARTY TRANSACTIONS

In fiscal 2005, we realized revenue of approximately $750,000 with John H. Harland Company (“John Harland”) for engineering development services, unrelated to the sale of assets (Note 7). In addition, we invoiced Harland Financial Solutions, a subsidiary of John Harland, for software license purchases and software maintenance for approximately $196,000. Harland Financial Solutions sub-leased office space from us during fiscal 2005 which totaled $60,000. John H. Harland Company made an investment in Mitek in February and May 2005, which is discussed in detail in Note 8 under Stockholders’ Equity resulting in classification as related parties. There were no related party transactions in fiscal 2004 (at the time of the Checkquest sale to Harland Financial Solutions in July 2004, management determined that Harland Financial Services and John Harland were not related parties).

NOTE 7 - SALE OF ASSETS

On July 7, 2004, we entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of our trade assets relating to its Item Processing line of business. In addition, HFS assumed the trade liabilities and hired certain of our personnel relating to this line of business. In connection with this transaction, we entered into a reseller agreement wherein HFS will be the exclusive reseller of this line of business. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. The consideration was reduced by $100,000, which was placed in escrow pending delivery of our Fraud Protect System to certain customers. Mitek fulfilled the required obligations and HFS released the $100,000 in the 4th Quarter of fiscal 2005 and was applied against the indemnification. The agreement required us to Indemnify HFS for future liabilities. The indemnification is limited to $250,000. The Indemnification was settled for a total amount of $144,000 in the fourth quarter of fiscal 2005 and the indemnification has expired as of September 30, 2005. A summary of asset sold in 2004 is as follows:

2004
Total Consideration	$1,425,000
Less: amounts held in escrow	(100,000)
Less: indemnifications	(250,000)
Plus: liabilities and deferred revenue assumed by Harland	988,014
Less: expenses of sale	(181,160)
Cost basis of receivables sold	(453,436)
Cost basis of fixed assets sold	(95,237)
Cost basis of licenses sold	(60,938)
Cost basis of inventory sold	(1,888)
Gain on Sale	$1,270,355

Under the agreement, HFS had the right to acquire certain additional assets for an additional consideration of $1 million if we were able to comply with certain closing conditions such as resolution on BSM, Inc. arbitration hearing. In March 2005, we delivered certain executed documents according to terms satisfactory to the buyer, and received the additional $1,000,000 in April 2005. In addition, we recognized a gain of $106,129 relating to the indemnification as stated above.

NOTE 8 - STOCKHOLDERS' EQUITY

Shares Sold For Cash

On May 4, 2005, John H. Harland Company ("John Harland") acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share. As part of the acquisition of the shares on May 4, John Harland received warrants to purchase 160,714 additional shares of common stock at an exercise price of $0.70 per share. These warrants are valid until May 4, 2012. This sale was the second sale of securities pursuant to the terms of a Securities Purchase Agreement between Mitek and John Harland dated February 22, 2005, under which, on February 22, 2005, John Harland acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share As part of the acquisition of shares on February 22, John Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share. These warrants are valid until February 22, 2012.

Under the terms of the Securities Purchase Agreement, John Harland had the right to make the second investment of $750,000 in the event we were able to increase our authorized shares of common stock. On May 4, 2005, the Shareholders of Mitek approved an amendment to our Certificate of Incorporation which increased the authorized number of shares of common stock of Mitek from 20,000,000 to 40,000,000 and John Harland completed the second investment of $750,000. In connection with the sale, we granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants. As a result of these transactions, John Harland will be considered a related party, as defined under Generally Accepted Accounting Principles.

Shares Issued For Conversion Of Debt To Equity

We issued 800,000 shares to Laurus upon conversion of $560,000 of principal to equity during the year ended September 30, 2005.

Stock Options

We have stock option plans for executives and key individuals who make significant contributions to Mitek. The 1986 plan provides for the purchase of up to 630,000 shares of common stock through incentive and non-qualified options. The 1986 plan expired on September 30, 1996 and no additional options may be granted under this plan. The 1988 plan provides for the purchase of up to 650,000 shares of common stock through non-qualified options. The 1988 plan expired on September 13, 1998. For both plans, options were granted at fair market value of our stock at the grant date and for a term of not more than six years. Employees owning in excess of 10% of the outstanding stock are excluded from the plans.

The 1996 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. The 1996 plan maximized in February 1999 and no additional options may be granted under this plan.

The 1999 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive stock options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted at no less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. However, we have elected a three year term date on non-qualified stock option grants.

The 2000 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted at no less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. However, we have elected a three year term date on non-qualified stock option grants.

Information concerning stock options granted by Mitek under all plans for the years ended September 30, 2005 and 2004 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Balance, September 30, 2003	2,350,963	$2.03

Granted	629,750	$1.02
Exercised	(204,199)	$1.00
Cancelled	(942,276)	$2.46

Balance, September 30, 2004	1,834,238	$1.58

Granted	890,500	$1.02
Exercised	0	$1.00
Cancelled	(718,019)	$2.46

Balance, September 30, 2005	2,006,719	$1.06

The following table summarizes information about stock options outstanding on September 30, 2005:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options
$ 0.43- - $ 0.69	871,000	8.64	$0.56	308,583	$0.57
$ 0.72- - $ 0.92	238,667	8.11	$0.78	98,701	$0.86
$ 1.06- - $ 1.39	638,000	7.45	$1.15	484,667	$1.16
$ 1.60- - $ 1.68	132,000	6.27	$1.60	88,944	$1.60
$ 2.13- - $ 2.68	80,558	6.26	$2.32	80,558	$2.33
$ 3.25- - $12.37	46,494	4.58	$6.69	46,494	$6.64
	2,006,719	7.85	$1.06	1,107,947	$1.32

All stock options are granted with an exercise price equal to the fair market value of our common stock at the grant date. The weighted average fair value of the stock options granted was $.69 and $.63 for fiscal 2005 and 2004, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2005: risk-free interest rate of 3.72%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 74%. In 2004 the assumptions were: risk-free interest rate of 2.6%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 77%. Stock options generally expire between three to ten years from the grant date. Incentive stock options generally vest over a three-year period, with one thirty-sixth becoming exercisable on each of the monthly anniversaries of the grant date. Non-qualified stock options vest immediately and expire in three years from the date of the grant.

We have also issued 20,000 stock options to non-employees which are accounted for as variable arrangements under the provisions of EITF 96-18. Compensation expense related to such awards were $2,580 and $15,698 for the years ended September 30, 2005 and 2004, respectively, and are included in general and administrative expense. Future increases in the fair value of our common stock could result in additional compensation expense.

NOTE 9 - PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues - During fiscal years 2005 and 2004, our revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

	Year Ended September 30,
	2005	2004
Character recognition	64%	71%

Maintenance & Other	36%	29%

Sales Concentrations - The Company sells its products primarily to community depository institutions. For the years ended September 30, 2005 and 2004, the Company had the following sales concentrations:

	Year Ended September 30,
	2005	2004
Customers to which sales were in excess of 10% of total sales
Number of customers	2	1
Aggregate percentage of sales	31%	12%

Foreign Sales - primarily Europe & Asia	23%	4%

Below is a summary of the revenues by product lines.

	2005	2004
Revenue (000’s)
Recognition Toolkits	$4,059	$1,859
Check Image Solutions	0	1,406
Document and Image Processing Solutions	160	439
Maintenance and other	2,375	1,536
Total Revenue	$6,594	$5,240

NOTE 10 - SUBSEQUENT EVENTS

Laurus Funds has converted its note in the amount of $350,000 to 500,000 shares. The balance of Laurus Funds convertible note on October 30, 2005 was approximately $1.3 million.

On October 19, 2005, the Board of Directors approved stock option grants to our employees, officers and directors in the amount of 974,000.  The exercise price was the fair market value as of the date of the grant and vests periodically over the next 3 years.  Options granted to directors vests immediately.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 8A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the year ended September 30, 2005.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held February 22, 2006 (the “Proxy Statement”). Such information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Mitek Systems, Inc. financial Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The finance code of ethics is publicly available on our website at www.miteksys.com. If we make any amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Office and Chief Financial Officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

ITEM 10.	EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees - Director Compensation” is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to Stonefield Josephson, Inc.”, is incorporated herein by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	The following documents are included in the Company's Annual Report to Stockholders for the year ended September 30, 2005:

Reports of Independent Registered Public Accounting Firm
Balance Sheet - As of September 30, 2005
Statements of Operations - For the Years Ended September 30, 2005 and 2004
Statements of Stockholders’ Equity (Deficit) - For the Years Ended September 30, 2005 and 2004
Statements of Cash Flows - For the Years Ended September 30, 2005 and 2004
Notes to Financial Statements - For the years Ended September 30, 2005 and 2004

With the exception of the financial statements listed above and the other information incorporated by reference herein, the Annual Report to Stockholders for the fiscal year ended September 30, 2005, is not to be deemed to be filed as part of this report.

(a)(2)	Exhibits:

3.1	Certificate of Incorporation of Mitek Systems of Delaware Inc. (now Mitek Systems, Inc.), a Delaware corporation, as amended. (1)
3.2	Bylaws of Mitek Systems, Inc. as Amended and Restated. (1)
10.1	1986 Stock Option Plan (2)
10.2	1988 Non Qualified Stock Option Plan (2)
10.3	1996 Stock Option Plan(3)
10.4	1999 Stock Option Plan (4)
10.5	401(k) Plan (2)
10.6	Office Lease between Arden Realty Finance V, L.L.C. and the Company
13.	Annual Report to Stockholders for the year ended September 30, 2005.
23.	Consents of Independent Registered Public Accounting Firms
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibits to the Company’ Annual Report on Form 10-K for the fiscal year ended September 30, 1987
(2)	Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996
(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form 10-K for the fiscal year ended September 30, 2001
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on June 10, 1999.

Upon request, the Registrant will furnish a copy of any of the listed exhibits for $0.50 per page.

(b)	The following is a list of Current Reports on Form 8-K filed by the Company during or subsequent to the last quarter of the fiscal year ended September 30, 2005:

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Dated: November 28, 2005	By:	/s/ James B. DeBello

James B. DeBello President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton	November 28, 2005
John M. Thornton,
Chairman of the Board and Director)

/s/ James B. DeBello	November 28, 2005
James B. DeBello,
President and Chief Executive Officer
(Principal Executive Officer and Director)

/s/Tesfaye Hailemichael	November 28, 2005
Tesfaye Hailemichael
Chief Financial officer

/s/ Gerald I. Farmer	November 28, 2005
Gerald I. Farmer, Director

/s/ Michael Bealmear	November 28, 2005
Michael Bealmear, Director

/s/ Sally B. Thornton	November 28, 2005
Sally B. Thornton, Director

/s/ William P. Tudor	November 28, 2005
William P. Tudor, Director

/s/ Vinton Cunningham	November 28, 2005
Vinton Cunningham, Director

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
14145 Danielson Street, Suite B
Poway, California 92064
(858) 513-4600

CORPORATE OFFICERS
James B. DeBello , President and Chief Executive Officer
Tesfaye Hailemichael, Chief Financial Officer
Murali Narayanan, Vice President of Development
Emmanuel deBoucaud, Vice President of Sales

TRANSFER AGENT
Mellon Investor Services LLC
480 Washington Blvd., Jersey City, N 07310-1900
www.melloninvestor.com/isd

AUDITORS
Stonefield & Josephson, Inc.
1620 26th St, Suite 400 South, Santa Monica, California 90404

DIRECTORS
John M. Thornton, Chairman of the Board
Sally B. Thornton, Investor
Michael Bealmear (1) (2)
James B. DeBello, President, Chief Executive Officer
Gerald I. Farmer, Ph.D. (2)
William P. Tudor (1)
Vinton Cunningham (2)

NOTES
(1) Compensation Committee
(2) Audit Committee

FORM 10-K REPORT
Copies of our Form 10-KSB report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 14145 Danielson St., Suite B, Poway, California 92064, phone (858) 513-4600.

Subsequent to December 9, 2005, submit your request to Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.