Form 10QSB
period 2005-12-31
MITEK SYSTEMS INC
filed 2006-02-14
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

Mitek Systems, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8911 Balboa Ave., Suite B, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (858) 503-7810

14145 Danielson St., Suite B, Poway, CA 92064
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

Yes ☒  No ☐.

There were 15,681,345 shares outstanding of the registrant's Common Stock as of January 20, 2006.

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended December 31, 2005

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page

a)	Balance Sheet (unaudited)
	As of December 31, 2005	1

b)	Statements of Operations
	for the Three Months Ended December 31, 2005 and 2004 (Unaudited)	2

c)	Statements of Cash Flows
	for the Three Months Ended December 31, 2005 and 2004 (Unaudited)	3

d)	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	7

Item 4.	Controls and Procedures	10

Part II. Other Information

Item 1.	Legal Proceedings	10

Item 6.	Exhibits and Reports on Form 8-K	11

Signature	12

ITEM 1
FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

December 31,
2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,762,829
Accounts receivable-net of allowances of $71,631	892,449
Inventory, prepaid expenses and other current assets	132,137
Total current assets	2,787,415

PROPERTY AND EQUIPMENT-net	108,877
OTHER ASSETS	137,782

TOTAL ASSETS	$3,034,074

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$213,568
Accrued payroll, vacation and related taxes	276,097
Deferred revenue	311,445
Other accrued liabilities	144,090
Current portion of Convertible Debt, net of unamortized
financing costs of $130,000	659,318

TOTAL LIABILITIES	1,604,518

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 40,000,000 shares authorized,
15,556,345 issued and outstanding	15,556
Additional paid-in capital	13,526,564
Accumulated deficit	(12,112,564)
Total stockholders' equity	1,429,556

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,034,074

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2005	2004

SALES
Software including $17,000 and $34,000	$785,583	$818,938
to a related party, respectively
Professional Services, education and other including	735,079	481,484
$350,000 and $25,000 to a related party, respectively
NET SALES	1,520,662	1,300,422

COSTS AND EXPENSES:
Cost of sales-Software	40,073	81,199
Cost of sales-Professional Services, education and other	369,738	102,119
Operations	21,464	40,838
Selling and marketing	398,557	579,880
Research and development	326,675	370,028
General and administrative	531,875	926,815
Total costs and expenses	1,688,382	2,100,879

OPERATING LOSS	(167,720)	(800,457)

OTHER INCOME (EXPENSE):
Interest expense	(311,648)	(133,660)
Change in fair value of warrant liability	0	(3,475)
Interest and other income	6,936	20,078
Total other income (expense) - net	(304,712)	(117,057)

LOSS BEFORE INCOME TAXES	(472,432)	(917,514)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(472,432)	$(917,514)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.03)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,018,703	11,389,481

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2005	2004
OPERATING ACTIVITIES
Net loss	$(472,432)	$(917,514)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,339	23,077
Provision for bad debts	0	24,000
Gain on disposal of property and equipment	(2,551)	0
Change in fair value of warrant liability	0	3,476
Amortization of debt discount	288,085	86,771
Provision for sales returns & allowances	0	5,000
Fair value of stock options issued to non-employees	0	2,580
Gain on sale of equity investment	0	(16,159)
Changes in assets and liabilities:
Accounts receivable	(119,239)	(406,791)
Inventory, prepaid expenses, and other assets	40,998	(62,226)
Other long term assets	0	(20,927)
Accounts payable	6,632	73,284
Accrued payroll and related taxes	(75,008)	(3,943)
Deferred revenue	(116,062)	(162,142)
Other accrued liabilities	(156,251)	82,990
Net cash used in operating activities	(592,489)	(1,288,524)

INVESTING ACTIVITIES
Purchases of property and equipment	(41,189)	(13,235)
Proceeds from sale of property and equipment	4,150	569
Proceeds (advances) on related party note receivable-net	0	150,000
Net cash provided by (used in) investing activities	(37,039)	137,334

FINANCING ACTIVITIES
Repayment of borrowings	0	(90,909)
Proceeds from exercise of stock options	5,153	0
Net cash provided by (used in) financing activities	5,153	(90,909)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(624,375)	(1,242,099)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,387,204	2,607,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,762,829	$1,365,074

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$23,563	$46,888
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Warrants issued in connection with settlement	$-	$73,159
Conversion of debt to equity	$850,000	$-

See accompanying notes to financial statements

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-KSB. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three months ended December 31, 2005 and 2004 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.	Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended December 31, 2005 and 2004.

	2005	2004
Risk free interest rates	4.43%	3.09%
Dividend yields	0%	0%
Volatility	79%	77%
Weighted average expected life	3 years	3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows (in thousands, except for net loss per share information):

	Three months ended December 31
	2005	2004
Net income (loss) as reported	$(472)	$(917)
Net income (loss) pro forma	(574)	(1,009)
Net income (loss) per share as reported	(.03)	(.09)
Net income (loss) per share pro forma	(.04)	(.09)

3.	Issuance of Convertible Debt

On June 11, 2004, we secured a financing arrangement with Laurus Master Fund (“Laurus”). The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent (6.75% as of September 30, 2005) and has a term of three years (June 11, 2007). The Secured Note is convertible into shares of our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note is subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), is approximately 36%.

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Cumulative amortization of the debt discounts through December 31, 2005 was $911,271.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month accrued if stipulated deadlines were not met. Prior to the end of fiscal 2004, we incurred a penalty of $208,000 to Laurus Funds for failing to register the securities underlying the Debt Instrument. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by us to be $73,159, using a Black-Scholes option pricing model. The registration statement was filed with the Securities and Exchange Commission on October 4, 2004. We were required to have received an effective registration no later than December 31, 2004. The registration was not effective by that time, so we incurred liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005, and we do not anticipate there will be future penalties associated with the registration.

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

The following table reflects the Convertible Debt at December 31, 2005:

Convertible Debt	$789,318
Deferred financing costs	(130,000)
659,318

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/06	$789,318

4.	Commitments and Contingencies

We signed a seven year lease for a property located at 8911 Balboa Avenue, Suite B, San Diego, California 92123 which became effective in December 2005. The initial term of the Lease is seven years. The Lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date (December 9, 2005); however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions.

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2006	$271,555
2007	305,002
2008	314,558
2009	324,814
2010	333,671
Thereafter	724,775
Total	$2,274,375

5.	Related Party Transactions

In the first quarter of fiscal 2006, we realized revenue of approximately $350,000 with John H. Harland Company (“John Harland”) for engineering development services pursuant to an agreement dated February 22, 2005 which was subsequently amended on December 29, 2005. The amendment extended the life of the agreement and increased the amount of non-refundable engineering development services. In addition, we sold to Harland Financial Solutions, a subsidiary of John Harland, software licenses and software maintenance for approximately $17,000. In the first quarter of fiscal 2005, we realized revenue of approximately $25,000 with John H. Harland Company for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and software maintenance for approximately $34,000.

6.	Product Revenues - Below is a summary of the revenues by product lines.

	Three Months Ended December 31
Revenue	2005	2004
(000’s)
Recognition Toolkits	$1,126	$911
Document and Image Processing Solutions	10	64
Maintenance and other	385	325
Total Revenue	$1,521	$1,300

7.	Subsequent Events

As of January 17, 2006, Laurus Mater Fund has converted its note in the amount of $87,500 to 125,000 shares. The balance of Laurus convertible note on January 20, 2006 was approximately $702,000.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain or renew its working capital credit line or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans, including the Company’s strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

Our strategy for fiscal 2006 is to grow the identified markets for its new products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entrée into a larger base of community banks.

Management presumes that users of these interim financial statements and information have read or have access to the discussion and analysis for the preceding fiscal year.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates by management are affected by management’s application of accounting policies are subjective and may differ from actual results. Critical accounting policies for us include revenue recognition, impairment of accounts and notes receivable, loss contingencies, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Financial Statements on Form 10-KSB previously filed.

We consider many factors when applying accounting principles generally accepted in the United States of America related to revenue recognition. These factors include, but are not limited to:

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse impact on our future revenues and operating results.

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

Deferred Income Taxes.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that it will no longer incur losses or if we are unable to generate sufficient future taxable income we could be required to maintain the valuation allowance against our deferred tax assets.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2005 and 2004

Net Sales. Net sales for the three month period ended December 31, 2005 were approximately $1,521,000, compared to approximately $1,300,000 for the same period in 2004, an increase of approximately $221,000, or 17%. The increase was primarily attributable to the increase in revenue from John Harland & companies for professional services.

Revenue from Harland for engineering development services was approximately $350,000 for the first Quarter of fiscal 2006 compared with approximately $25,000 for the same period in fiscal 2005.

Cost of Sales. Cost of Sales for the three month period ended December 31, 2005 was approximately $410,000 compared to approximately $183,000 for the same period in 2005, an increase of approximately $227,000 or 124%. Stated as a percentage of net sales, cost of sales was 27% compared to 14% for the three month period ended December 31, 2004. The dollar increase, and the increase as a percentage of sales, in cost of sales is due to an increase in professional services revenue and direct cost related to professional services.

Operations Operations expenses for the three-month period ended December 31, 2005 were approximately $21,000, compared to approximately $41,000 for the same period in 2004, a decrease of approximately $20,000 or 95% The decrease in expenses is almost entirely due to the cost reduction effort made by management in the fourth quarter of fiscal 2005.

Selling and Marketing. Selling and marketing expenses for the three month period ended December 31, 2005 were approximately $399,000, compared to approximately $580,000 for the same period in 2004, a decrease of approximately $181,000 or 31%. Stated as a percentage of net sales, selling and marketing expenses decreased to 26% for the period ended December 31, 2005, as compared to 45% for the same period in 2004. The dollar decrease in expenses is primarily attributable to the expense reduction plan put in place by management in the fourth quarter of fiscal 2005.

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended December 31, 2005 were approximately $327,000 compared to approximately $370,000 for the same period in 2004, a decrease of approximately $43,000 or 12%. Stated as a percentage of net sales, research and development expenses decreased to 22% for the period ended December 31, 2005 as compared to 28% for the same period in 2004. The decrease in expenses for the three-month period is primarily the result of cost control plan instituted in the fourth quarter of fiscal 2005.

General and Administrative. General and administrative expenses for the three month period ended December 31, 2005 were approximately $532,000, compared to approximately $927,000 for the same period in 2004, a decrease of approximately $395,000 or 43%. As a percentage of net sales, general and administrative expenses decreased to 35% for the period ended December 31, 2005 as compared to 71% for the same period in 2004. The decrease in expenses for the three month period is attributable to a reduction in legal costs relating to litigation with BSM and a reduction in audit fees..

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended December 31, 2005 was approximately ($305,000), compared to interest and other income (expense) of approximately ($117,000) for the same period in 2004, a change of approximately $188,000. The primary reason for the change is the cash interest paid to Laurus Master Fund during the quarter of approximately $24,000, as well as amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from conversion of debt to equity.

LIQUIDITY AND CAPITAL

At December 31, 2005 the Company had approximately $1,763,000 in cash as compared to approximately $2,387,000 at September 30, 2005. Accounts receivable totaled approximately $892,000, an increase of approximately $119,000 over the September 30, 2005 balance of approximately $773,000. This increase was primarily the result of increased sales activity during the first fiscal quarter.

We financed our cash needs during the first quarter of fiscal 2006 primarily from collections of accounts receivable, and existing cash. During fiscal 2005, we financed our cash needs primarily from financing and investing activities.

Net cash used in operating activities during the three months ended December 31, 2005 was approximately ($592,000). The primary use of cash from operating activities was the loss during the quarter of approximately $472,000, an increase in accounts receivable of approximately $119,000, a decrease to the deferred revenue accounts of approximately $116,000. The primary non-cash adjustment to operating activities was depreciation and amortization expense of approximately $301,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

Our working capital and current ratio was approximately $1,185,000 and 1.74, respectively, at December 31, 2005, and approximately $1,323,000 and 1.67, respectively, at September 30, 2005. At December 31, 2005, total liabilities to equity ratio was 1.12 to 1 compared to 2.36 to 1 at September 30, 2005.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations. We believe that we will have sufficient liquidity to finance our operations for the next twelve months using existing cash, and cash generated from operations.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended December 31, 2005.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2005, which Item 3 is incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.	The company filed a Form 8-K during the first quarter of fiscal 2006:

Form 8-K filed December 5, 2005.

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: February 14, 2006	/s/ James B. Debello
James B. DeBello, President and
Chief Executive Officer

Date: February 14, 2006	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer