Form 10QSB
period 2006-03-31
MITEK SYSTEMS INC
filed 2006-05-15
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006 or

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No☐.

There were 15,806,901 shares outstanding of the registrant's Common Stock as of April 14, 2006.

Washington, DC. 20549

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2006

ITEM 1:
FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

March 31,
ASSETS	2006
CURRENT ASSETS:
Cash and cash equivalents	$1,925,125
Accounts receivable-net of allowances of $41,631	991,036
Inventory, prepaid expenses and other current assets	185,462
Total current assets	3,101,623

PROPERTY AND EQUIPMENT-net	105,479
OTHER ASSETS	118,814
TOTAL ASSETS	$3,325,916

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$207,900
Accrued payroll, vacation and related taxes	308,629
Deferred revenue	534,845
Other accrued liabilities	116,895
Current portion of Convertible Debt, net of unamortized
financing costs of $86,450	566,368
TOTAL LIABILITIES	1,734,637

STOCKHOLDERS' EQUITY:
Common stock - $.001 par value; 40,000,000 shares authorized,
15,751,345 issued and outstanding	15,751
Additional paid-in capital	13,662,869
Accumulated deficit	(12,087,341)
Total stockholders' equity	1,591,279
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,325,916

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2006	2005	2006	2005
SALES
Software including approximately $27,000 and $16,000 for the three	$657,286	$1,126,009	$1,442,869	$1,944,947
month period and appproximately $44,000 and $50,000 for the six month period to a related party, respectively
Professional Services, education and other including approximately	797,922	645,790	1,533,001	1,127,274
$353,000 and $250,000 for the three month period and
approximately $703,000 and $275,000 for the six month period to a related party, respectively
NET SALES	1,455,208	1,771,799	2,975,870	3,072,221

COSTS AND EXPENSES:
Cost of sales-Software	57,595	57,538	97,668	138,737
Cost of sales-Professional services, education and other	167,892	171,903	537,630	274,023
Operations	21,737	35,570	43,201	76,408
Selling and marketing	322,413	622,893	720,970	1,202,774
Research and development	405,290	346,915	731,965	716,942
General and administrative	416,423	1,084,517	948,298	2,011,331
Total costs and expenses	1,391,350	2,319,336	3,079,732	4,420,215

OPERATING INCOME (LOSS)	63,858	(547,537)	(103,862)	(1,347,994)

OTHER INCOME (EXPENSE):
Interest expense, including liquidating damages (2005)	(58,450)	(370,752)	(370,098)	(504,411)
Change in fair value of warrant liability	0	118,886	0	115,410
Interest and other income	20,615	923	27,551	21,001

Total other income (expense) - net	(37,835)	(250,943)	(342,547)	(368,000)

INCOME (LOSS) BEFORE INCOME TAXES	26,023	(798,480)	(446,409)	(1,715,994)

PROVISION FOR INCOME TAXES	(800)	0	(800)	0

NET INCOME (LOSS)	$25,223	$(798,480)	$(447,209)	$(1,715,994)

NET INCOME (LOSS) PER SHARE - BASIC	$-	$(0.07)	$(0.03)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	15,699,456	11,841,862	15,355,339	11,613,186

NET INCOME (LOSS) PER SHARE - DILUTED	$-	$(0.07)	$(0.03)	$(0.15)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	17,492,880	11,841,862	15,355,339	11,613,186

See accompanying notes to financial statements

	March 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(447,209)	$(1,715,994)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	26,959	46,939
Provision for bad debts	(7,000)	24,000
Gain on disposal of property and equipment	(2,551)	0
Change in fair value of warrant liability	0	(115,410)
Amortization of debt discount	331,635	243,454
Provision for sales returns & allowances	(23,000)	(4,837)
Fair value of stock options issued to non-employees	0	2,580
Gain on sale of equity investment	0	(16,159)
Changes in operating assets and liabilities:
Accounts receivable	(210,826)	(1,344,108)
Inventory, prepaid expenses, and other assets	6,641	(54,440)
Accounts payable	964	259,002
Accrued payroll, vacation and related taxes	(42,476)	95,309
Deferred revenue	107,338	229,942
Other accrued liabilities	(160,446)	250,130
Net cash used in operating activities	(419,971)	(2,099,592)

INVESTING ACTIVITIES
Purchases of property and equipment	(51,411)	(34,580)
Proceeds from sale of property and equipment	4,150	569
Payment (advances) on related party note receivable-net	0	150,000
Net cash provided by (used in) investing activities	(47,261)	115,989

FINANCING ACTIVITIES
Repayment of borrowings	0	(363,636)
Proceeds from sale of common shares		750,000
Proceeds from exercise of stock options	5,153	0
Net cash provided by financing activities	5,153	386,364

NET DECREASE IN CASH AND CASH EQUIVALENTS	(462,079)	(1,597,239)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,387,204	2,607,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,925,125	$1,009,934

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$38,463	$260,958
Cash paid for income taxes	$800	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Warrants issued in connection with settlement	$-	$73,159
Conversion of debt to equity	$986,500	$-

See accompanying notes to financial statements

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-KSB. Refer to the Company’s financial statements on Form 10-KSB for additional information. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the six months ended March 31, 2006 and 2005 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Research and Development time and materials are recorded by the Company for each project. In the event such time is devoted to services sold by the Company, the time and materials spent on such development are charged to cost of sales-professional services, education and other.

2. Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments . This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities . This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Applications of Statement 133 to Beneficial Interests in Securitized Financial Assets . We are still evaluating the impact of SFAS No. 155.

3. Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the six months ended March 31, 2006 and 2005.

	2006	2005
Risk free interest rates	4.43%	3.5%
Dividend yields	0%	0%
Volatility	79%	75%
Weighted average expected life	3 years	3 years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows (in thousands, except for net loss per share information):

	Three months ended March 31		Six months ended March 31
	2006	2005	2006	2005
Net income (loss) as reported	$25	$(798)	$(447)	$(1,716)
Net income (loss) pro forma	(76)	(878)	(650)	(1,874)
Net income (loss) per share as reported	.00	(.07)	(.03)	(.15)
Net income (loss) per share pro forma	(.01)	(.08)	(.04)	(.17)

4. Issuance of Convertible Debt

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
In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants on a relative fair value basis. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Cumulative amortization of the debt discounts through March 31, 2006 was $954,821.

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

The following table reflects the Convertible Debt at March 31, 2006:

Convertible Debt	$652,818
Deferred financing costs	(86,450)
566,368

The debt has the following principal amounts due over the remaining life as follows:

Year ended 9/30/06	$652,818

5. Commitments and Contingencies

We signed a seven year lease for a property located at 8911 Balboa Avenue, Suite B, San Diego, California 92123 which became effective in December 2005. The initial term of the Lease is seven years. The Lease may be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date (December 9, 2005); however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions.

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2006	$148,121
2007	305,002
2008	314,558
2009	324,814
2010	333,671
Thereafter	724,775
Total	$2,150,941

6. Related Party Transactions

In the second quarter of fiscal 2006, we realized revenue of approximately $353,000 with John H. Harland Company (“John Harland”) for engineering development services pursuant to an agreement dated February 22, 2005 which was subsequently amended on December 29, 2005 and March 21, 2006. The amendments extended the life of the agreement and increased the amount of non-refundable engineering development services and provided us the authorization to invoice for timely completion of all milestones under the agreement. In addition, we sold to Harland Financial Solutions, a subsidiary of John Harland, software licenses and software maintenance for approximately $27,000. In the second quarter of fiscal 2005, we realized revenue of approximately $250,000 with John H. Harland Company for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and software maintenance for approximately $16,000. In the first six months of fiscal 2006, we realized revenue of approximately $703,000 with John H. Harland for engineering development services and approximately $44,000 to Harland Financial Solutions for software licenses and software maintenance. In the first six months of fiscal 2005, we realized revenue of approximately $275,000 with John H, Harland for engineering development services and approximately $50,000 to Harland Financial Solutions for software licenses and software maintenance.

7. Product Revenues - Below is a summary of the revenues by product lines.

	Three Months Ended March 31		Six Months Ended March 31
Revenue	2006	2005	2006	2005
(000’s)
Recognition Toolkits	$657	$1,093	$1,433	$1,848
Document and Image Processing Solutions	0	33	10	97
Professional services, Maintenance and other	798	646	1,533	1,127
Total Revenue	$1,455	$1,772	$2,976	$3,072

8.  Stockholders’ Equity

During the six month period ended March 31, 2006, Laurus Master Fund converted $986,500 of its convertible note into 1,409,286 shares.

9.  Subsequent Events

As of April 14, 2006, Laurus Master Fund has converted its note in the amount of $21,000 to 30,000 shares. The balance of Laurus convertible note on April 14, 2006 was approximately $632,000.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that it currently believes may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of additional litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans, including the Company’s strategic realignment; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

Our strategy for fiscal 2006 is to grow the identified markets for our new products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entrée into a larger base of community banks.

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

Revenue Recognition

We enter into contractual arrangements with resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Notes to the Financial Statements on Form 10-KSB previously filed.

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

Accounts Receivable.

We evaluate the creditworthiness of our customers prior to order fulfillment and we perform ongoing credit evaluations of our customers to adjust credit limits based on payment history and our assessment of the customer's current creditworthiness. We constantly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivables are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2006 and 2005

Net Sales. Net sales for the three month period ended March 31, 2006 were approximately $1,455,000, compared to approximately $1,772,000 for the same period in 2005, a decrease of approximately $317,000, or 18%. The decrease was primarily attributable to two customers with total revenue of approximately $315,000 in the second quarter of fiscal 2005 that did not repeat in the second quarter of fiscal 2006.

Revenue from Harland for engineering development services were approximately $353,000 for the second quarter of fiscal 2006 compared with approximately $250,000 for the same period in fiscal 2005.

Net sales for the six month period ended March 31, 2006 were approximately $2,976,000 compared to approximately $3,072,000 for the same period in 2005, a decrease of approximately $96,000, or 3%. The decrease was primarily attributable to a shortfall of orders from two customers as discussed above.

Revenue from Harland for engineering development services were approximately $703,000 for the six month period ended March 31, 2006 compared to approximately $275,000 for the same period in fiscal 2005.

Cost of Sales. Cost of Sales for the three month period ended March 31, 2006 were approximately $225,000 compared to approximately $229,000 for the same period in 2005, a decrease of approximately $4,000 or 2%. Stated as a percentage of net sales, cost of sales were 15% compared to 13% for the same period in fiscal 2005. The dollar decrease, and the increase as a percentage of sales, in cost of sales is due to product mix as costs of sales related to professional services typically carries higher costs.

Cost of sales for the six month period ended March 31, 2006 were approximately $635,000 compared to approximately $413,000 for the same period in 2005, an increase of approximately $222,000 or 54%. Stated as a percentage of net sales, cost of sales were 21% compared to 13% for the same period in fiscal 2005. The dollar increase, and the increase as a percentage of sales, in cost of sales is due to an increase in professional services revenue to Harland and direct costs related to such professional services.

Operations. Operations expense for the three-month period ended March 31, 2006 were approximately $22,000, compared to approximately $36,000 for the same period in 2005, a decrease of approximately $14,000 or 39% Stated as a percentage of net sales, operations expenses remained the same for both fiscal years at 2%. The decrease in expenses primarily relates to the reduction of facilities and related expenses due to decline in facilities costs and reduced amount charged to operations due to reduction in staff required to perform this function.

Operations expenses for the six month period ended March 31, 2006 were approximately $43,000, compared to approximately $76,000 for the same period in 2005, a decrease of approximately $33,000 or 43%. Stated as a percentage of net sales, operations expenses remained the same for both fiscal years at 1%. The decrease in expenses primarily relates to the reduction of facilities and related expenses.

Selling and Marketing. Selling and marketing expenses for the three month period ended March 31, 2006 were approximately $322,000, compared to approximately $623,000 for the same period in 2005, a decrease of approximately $301,000 or 48%. Stated as a percentage of net sales, selling and marketing expenses decreased to 22% for the period ended March 31, 2006, compared to 35% for the same period in 2005. The dollar decrease in expenses for the three month period is primarily attributable to reclassification of product management personnel from sales and marketing to engineering in the current fiscal year, combined with reduced headcount in the current fiscal year

Selling and marketing expenses for the six month period ended March 31, 2006 were approximately $721,000, compared to approximately $1,203,000 for the same period in 2005, a decrease of approximately $482,000 or 40%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% for the period ended March 31, 2006, compared to 39% for the same period in 2005. The dollar decrease in expenses for the six month period is primarily attributable to reclassification of product management personnel from sales and marketing to engineering in the current fiscal year, combined with reduced headcount in the current fiscal year

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended March 31, 2006 were approximately $405,000 compared to approximately $347,000 for the same period in 2005, an increase of approximately $58,000 or 17%. Stated as a percentage of net sales, research and development expenses increased to 28% for the period ended March 31, 2006 compared to 20% for the same period in 2005. The increase in expenses for the three month period is primarily due to the reclassification of product management personnel from sales and marketing to engineering in the current fiscal year.

The expenses for the three month periods do not include approximately $168,000 and approximately $172,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $573,000 and approximately $519,000 for the three month period ended March 31, 2006 and 2005, respectively.

Research and development expenses for the six month period ended March 31, 2006 were approximately $732,000, compared to approximately $717,000 for the same period in 2005, an increase of approximately $15,000 or 2%. Stated as a percentage of net sales, research and development expenses increased to 25% for the period ended March 31, 2006 compared to 23% for the same period in 2005. The increase in expenses for the six month period is primarily due to the reclassification of product management personnel from sales and marketing to engineering in the current fiscal year.

The expenses for the six month periods do not include approximately $538,000 and approximately $274,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $1,270,000 and approximately $991,000 for the six month period ended March 31, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2006 were approximately $416,000, compared to approximately $1,085,000 for the same period in 2005, a decrease of approximately $669,000 or 62%. Stated as a percentage of net sales, general and administrative expenses decreased to 29% compared to 61% for the same period in 2005. The decrease in expenses for the three month period is primarily attributable to the reduction in legal costs (relating to litigation with BSM in fiscal 2005)

General and administrative expenses for the six month period ended March 31, 2006 were approximately $948,000, compared to approximately $2,011,000 for the same period in 2005, a decrease of approximately $1,063,000 or 53%. Stated as a percentage of net sales, general and administrative expenses decreased to 32% for the period ended March 31, 2006 compared to 65% for the same period in 2005. The decrease in expenses for the six month period is primarily attributable to the reduction in legal costs (relating to litigation with BSM in fiscal 2005) combined with reduced accounting fees.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended March 31, 2006 were approximately ($38,000), compared to interest and other income (expense) of approximately ($251,000) for the same period in 2005, a change of approximately $213,000. The primary reason for the change is the cash interest paid to Laurus Master Fund during the three months ended March 31, 2006 of approximately $14,000 compared to interest paid to Laurus Master Fund of $213,000 for the same period in fiscal 2005, as well as amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from conversion of debt to equity.

LIQUIDITY AND CAPITAL

At March 31, 2006, the Company had approximately $1,925,000 in cash as compared to approximately $2,387,000 at September 30, 2005. Accounts receivable totaled approximately $991,000, an increase of approximately $119,000 over the September 30, 2005 balance of approximately $773,000. This increase was primarily the result of increased sales activity during the second fiscal quarter when compared to the forth quarter of 2005.

We financed our cash needs during the first six months of fiscal 2006 primarily from collections of accounts receivable, and existing cash. During fiscal 2005, we financed our cash needs primarily from financing, investing activities and existing cash.

Net cash used in operating activities during the six months ended March 31, 2006 was approximately ($420,000). The primary use of cash from operating activities was the loss during the six month period of approximately $447,000, and an increase in accounts receivable of approximately $210,000. The primary source of cash from operating activities was an increase to deferred revenue of approximately $107,000. The primary non-cash adjustment to operating activities was depreciation and amortization expense for fixed assets and debt discount of approximately $359,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

Our working capital and current ratio was approximately $1,377,000 and 1.80, respectively, at March 31, 2006, and total liabilities to equity ratio was 1.09 to 1 compared to 2.36 to 1 at September 30, 2005.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions. We believe that we will have sufficient capital to finance our operations for the next twelve months using existing cash, and cash to be generated from operations.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended March 31, 2006.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2005, which Item 3 is incorporated herein by reference.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES

In connection with the payment of the principal related to a convertible term note of $3,000,000, issued to Laurus Master Fund, Ltd. (“Laurus”) in June 2004, we issued the following shares of our common stock during the quarter ended March 31, 2006: January 4, 2006, 20,000 shares were converted, reflecting $14,000 of principal; January 10, 2006, 70,000 shares were converted, reflecting $49,000 of principal; January 12, 2006, 10,000 shares were converted, reflecting $7,000 of principal; January 17, 2006, 25,000 shares were converted, reflecting $17,500 of principal; January 25, 2006, 10,000 shares were converted, reflecting $7,000 of principal; February 2, 2006, 10,000 shares were converted, reflecting $7,000 of principal; February 7, 2006, 10,000 shares were converted, reflecting $7,000 of principal; February 15, 2006, 10,000 shares were converted, reflecting $7,000 of principal; March 3, 2006, 10,000 shares were converted, reflecting $7,000 in principal; March 6, 2006, 10,000 shares were converted, reflecting $7,000 of principal; March 14, 2006, 10,000 shares were converted, reflecting $7,000 of principal.
These conversions were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as Laurus is a sophisticated investor who had access to information about Mitek.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Company’s Annual Meeting of Stockholders was held on February 22, 2006 (the “Meeting”).

b. The following directors were elected at the Meeting:

Director	For	Against or Withheld

John M. Thornton	14,311,498	866,793
James B. DeBello	14,337,808	840,483
Sally B. Thornton	14,290,104	888,187
Gerald I Farmer, Ph.D	14,189,748	988,543
Michael Bealmear	15,081,448	96,843
William P. Tudor	15,094,548	83,743
Vinton Cunningham	15,094,808	83,483

c. The Mitek Systems, Inc. 2006 Stock Option Plan was approved.

For	Against or Withheld	Abstain or Broker Non-Vote
7,370,489	1,224,855	6,582,947

d. Stonefield Josephson, Inc. was ratified as the Company’s 2006 auditors:

For	Against or Withheld	Abstain or Broker Non-Vote
14,936,929	146,902	94,459

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

b. The Company did not file a Form 8-K during the second quarter of fiscal 2006.

       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: May 12, 2006	/s/ James B. Debello

James B. DeBello, President and Chief Executive Officer

Date: May 12, 2006	/s/ Tesfaye Hailemichael

Tesfaye Hailemichael Chief Financial Officer