Form 10QSB
period 2006-06-30
MITEK SYSTEMS INC
filed 2006-07-31
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006 or

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

Yes ☒ No ☐

There were 16,709,498 shares outstanding of the registrant's Common Stock as of July 14, 2006.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2006

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page

a)	Balance Sheet (unaudited)
	As of June 30, 2006	1

b)	Statements of Operations
	for the Three and Nine Months Ended June 30, 2006 and 2005 (Unaudited)	2

c)	Statements of Cash Flows
	for the Nine Months Ended June 30, 2006 and 2005 (Unaudited)	3

d)	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	7

Item 3.	Controls and Procedures	10

Part II. Other Information

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 6.	Exhibits and Reports on Form 8-K	11

Signature	12

ITEM 1:
FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

June 30,
2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,875,986
Accounts receivable-net of allowances of $55,631	1,286,320
Inventory, prepaid expenses and other current assets	152,330
Total current assets	3,314,636

PROPERTY AND EQUIPMENT-net	95,621
OTHER ASSETS	99,846

TOTAL ASSETS	$3,510,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$456,613
Accrued payroll, vacation and related taxes	285,422
Deferred revenue	529,977
Other accrued liabilities	86,977

Total current liabilities	1,358,989

LONG-TERM LIABILITIES:
Deferred rent	16,723
Total long-term liabilities	16,723

TOTAL LIABILITIES	1,375,712

STOCKHOLDERS' EQUITY:

Common stock - $.001 par value; 40,000,000 shares authorized,
16,709,498 issued and outstanding	16,709
Additional paid-in capital	14,330,647
Accumulated deficit	(12,212,965)
Total stockholders' equity	2,134,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,510,103

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
Unaudited

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2006	2005	2006	2005
SALES
Software including approximately $23,000 and $38,000 for the three	$918,852	$751,488	$2,361,721	$2,696,435
month period and appproximately $67,000 and $88,000 for the nine month period to a related party, respectively
Professional Services, education and other including approximately	780,085	730,432	2,313,086	1,857,706
$359,000 and $250,000 for the three month period and
approximately $1,062,000 and $525,000 for the nine month period to a related party, respectively
NET SALES	1,698,937	1,481,920	4,674,807	4,554,141

COSTS AND EXPENSES:
Cost of sales-Software	93,634	109,362	191,302	248,099
Cost of sales-Professional services, education and other	251,437	221,358	789,067	495,381
Operations	19,891	35,308	63,092	111,716
Selling and marketing	384,458	514,311	1,105,428	1,717,084
Research and development	301,295	476,565	1,033,260	1,193,508
General and administrative	701,420	622,675	1,649,718	2,634,007
Gain on disposition of assets	0	(1,000,000)	0	(1,000,000)
Total costs and expenses	1,752,135	979,579	4,831,867	5,399,795

OPERATING INCOME (LOSS)	(53,198)	502,341	(157,060)	(845,654)

OTHER INCOME (EXPENSE):
Interest expense, including liquidating damages (2005)	(95,133)	(241,241)	(465,230)	(745,652)
Change in fair value of warrant liability	0	(33,418)	0	81,993
Interest and other income	22,706	2,171	50,257	23,172

Total other income (expense) - net	(72,427)	(272,488)	(414,973)	(640,487)

INCOME (LOSS) BEFORE INCOME TAXES	(125,625)	229,853	(572,033)	(1,486,141)

PROVISION FOR INCOME TAXES	0	(604)	(800)	(604)

NET INCOME (LOSS)	$(125,625)	$230,457	$(572,833)	$(1,485,537)

NET INCOME (LOSS) PER SHARE - BASIC	$(0.01)	$0.02	$(0.04)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - BASIC	16,179,951	13,143,797	15,630,210	12,123,390

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$0.02	$(0.04)	$(0.12)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING - DILUTED	16,179,951	13,308,659	15,630,210	12,123,390

See accompanying notes to financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
Unaudited

	NINE MONTHS ENDED
	June 30,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(572,833)	$(1,485,537)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	39,725	74,595
Provision for bad debts	7,000	24,000
Gain on disposal of property and equipment	(2,551)	0
Change in fair value of warrant liability	0	(81,993)
Amortization of debt discount	418,085	384,735
Provision for sales returns & allowances	(57,000)	(6,412)
Fair value of stock options issued to non-employees	0	2,580
Gain on sale of equity investment	0	(16,159)
Changes in operating assets and liabilities:
Accounts receivable	(520,110)	(516,557)
Inventory, prepaid expenses, and other assets	58,741	(17,940)
Accounts payable	249,677	44,612
Accrued payroll, vacation and related taxes	(65,683)	36,445
Deferred revenue	102,470	119,392
Other accrued liabilities	(139,641)	(164,139)
Net cash used in operating activities	(482,120)	(1,602,378)

INVESTING ACTIVITIES
Purchases of property and equipment	(54,319)	(48,931)
Proceeds from sale of property and equipment	4,150	569
Payment (advances) on related party note receivable-net	0	150,000
Net cash provided by (used in) investing activities	(50,169)	101,638

FINANCING ACTIVITIES
Repayment of borrowings	0	(636,364)
Proceeds from sale of common shares	0	1,500,000
Proceeds from exercise of stock options	21,071	0
Net cash provided by financing activities	21,071	863,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(511,218)	(637,104)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,387,204	2,607,173

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,875,986	$1,970,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$47,146	$360,916
Cash paid for income taxes	$800	$1,056

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Warrants issued in connection with settlement	$-	$73,159
Conversion of debt to equity	$1,639,318	$-

See accompanying notes to financial statements

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Results for the nine months ended June 30, 2006 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Research and Development time and materials are recorded by the Company for each project. In the event such time is devoted to services sold by the Company, the time and materials spent on such development are charged to cost of sales-professional services, education and other.

2.	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments . This statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Applications of Statement 133 to Beneficial Interests in Securitized Financial Assets. We are still evaluating the impact of SFAS No. 155.

3.	Accounting for Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the nine months ended June 30, 2006 and 2005.

	2006	2005
Risk free interest rates	4.43%	3.7%
Dividend yields	0%	0%
Volatility	79%	74%
Weighted average expected life	3 years	3 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Our pro forma information is as follows (in thousands, except for net loss per share information):

	Three months ended June 30		Nine months ended June 30
	2006	2005	2006	2005
Net income (loss) as reported	$(126)	$230	$(573)	$(1,486)
Net income (loss) pro forma	(128)	149	(868)	(1,765)
Net income (loss) per share as reported	(.01)	.02	(.04)	(.12)
Net income (loss) per share pro forma	(.01)	.01	(.06)	(.16)

4.	Issuance of Convertible Debt

On June 11, 2004, we secured a financing arrangement with Laurus Master Fund (“Laurus”). The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent and has a term of three years (June 11, 2007).

As noted below, on June 2, 2006, Laurus converted the remaining Secured Note balance to Common Stock, leaving no principal balance due.The Secured Note was convertible into shares of our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The conversion price of the Secured Note was subject to adjustment upon the occurrence of certain events. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), was approximately 36%.

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated to the debt instrument and the warrants. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Cumulative amortization of the debt discounts through June 30, 2006 was $1,041,271.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month accrued if stipulated deadlines were not met. Prior to the end of fiscal 2004, we incurred a penalty of $208,000 to Laurus Funds for failing to register the securities underlying the Secured Notes and Warrants. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by us to be $73,159, using a Black-Scholes option pricing model. We incurred additional liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005.

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

To secure the payment of all obligations, we entered into a Master Security Agreement which assigned and granted to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by us or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now has or may acquire, any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

The Secured Note stipulated that it was to be repaid using cash payment along with an equity conversion option; the details of both methods for repayment are as follows: The cash repayments stipulated that beginning on December 1, 2004, or the first amortization date, we would make monthly payments to Laurus on each repayment date until the maturity date, each in the amount of $90,909, together with any accrued and unpaid interest to date. The conversion repayment stated that each month by the fifth business day prior to each amortization date, Laurus would deliver to us a written notice converting the monthly amount payable on the next repayment date in either cash or shares of common stock, or a combination of both. If a repayment notice was not delivered by Laurus on or before the applicable notice date for such repayment date, then we would pay the monthly amount due in cash. Any portion of the monthly amount paid in cash would be paid to Laurus in an amount equal to 102% of the principal portion of the monthly amount due. If Laurus converted all or a portion of the monthly amount in shares of our common stock, the number of such shares to be issued by us would be the number determined by dividing the portion of the monthly amount to be paid in shares of common stock, by the applicable fixed conversion price.

During the quarter, Laurus exercised its right to convert the outstanding principal balance of the note to common stock. On June 2, 2006, Laurus converted the remaining note balance to common stock, leaving no principal balance due. We have therefore expensed all deferred financing costs associated with this debt as of June 2, 2006.

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

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2006	$74,061
2007	305,002
2008	314,558
2009	324,814
2010	333,671
Thereafter	724,775
Total	$2,076,881

6.	Related Party Transactions

In the third quarter of fiscal 2006, we realized revenue of approximately $359,000 with John H. Harland Company (“John Harland”) for engineering development services pursuant to an agreement dated February 22, 2005 which was subsequently amended on December 29, 2005 and March 21, 2006. The amendments extended the life of the agreement and increased the amount of non-refundable engineering development services and provided us the authorization to invoice for timely completion of all milestones under the agreement. In addition, we sold to Harland Financial Solutions, a subsidiary of John Harland, software licenses and software maintenance for approximately $23,000. In the third quarter of fiscal 2005, we realized revenue of approximately $250,000 with John H. Harland Company for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and software maintenance for approximately $38,000. In the first nine months of fiscal 2006, we realized revenue of approximately $1,062,000 with John H. Harland for engineering development services and approximately $67,000 from Harland Financial Solutions for software licenses and software maintenance. In the first nine months of fiscal 2005, we realized revenue of approximately $525,000 with John H. Harland for engineering development services and approximately $88,000 from Harland Financial Solutions for software licenses and software maintenance. The outstanding balances at June 30, 2006 were approximately $275,000 and approximately $13,000 from John H. Harland and Harland Financial Solutions, respectively.

7.	Product Revenues - Below is a summary of the revenues by product lines.

	Three Months Ended June 30		Nine Months Ended June 30
Revenue	2006	2005	2006	2005
(000’s)
Recognition Toolkits	$814	$716	$2,247	$2,564
Document and Image Processing Solutions	105	36	115	133
Professional services, Maintenance and other	780	730	2,313	1,857
Total Revenue	$1,699	$1,482	$4,675	$4,554

8.	Stockholders’ Equity

During the nine month period ended June 30, 2006, Laurus Master Fund converted $1,639,318 of its convertible note into 2,341,883 shares of common stock.

9.	Subsequent Events

On July 10, 2006, 300,000 stock options under the 2000 and 2002 Stock Option Plans were granted to certain management members. The exercise price for these stock options was at fair market value on the date of the grant.

On July 14, 2006, we announced that we have entered into an agreement to acquire substantially all of the assets and associated liabilities of Parascript LLC, a Wyoming limited liability company. Under this agreement, Parascript unit holders will receive approximately $80 million in cash and 52 million shares of Mitek common stock. Funding for the transaction is to be provided by Plainfield Offshore Holdings V111, Inc. The transaction is subject to approval by shareholders of Mitek and the unit holders of Parascript, as well as the authorization and registration of shares to be issued to Parascript and other customary closing conditions. For accounting purposes, this transaction will be treated as a reverse acquisition, whereby Parascript LLC will be treated as the acquirer of Mitek.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) changes in interest rates; (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2006 and 2005

Net Sales. Net sales for the three month period ended June 30, 2006 were approximately $1,699,000, compared to approximately $1,482,000 for the same period in 2005, an increase of approximately $217,000, or 15%. The increase was primarily attributable to two existing customers who purchased a higher volume of product in the current period as compared to the same period last year.

Revenue from Harland for engineering development services were approximately $359,000 for the third quarter of fiscal 2006 compared with approximately $250,000 for the same period in fiscal 2005.

Net sales for the nine month period ended June 30, 2006 were approximately $4,675,000 compared to approximately $4,554,000 for the same period in 2005, an increase of approximately $121,000, or 3%. The increase was primarily attributable to existing customers who purchased a higher volume of product as described above.

Revenue from Harland for engineering development services were approximately $1,062,000 for the nine month period ended June 30, 2006 compared to approximately $525,000 for the same period in fiscal 2005. The increase in revenue is attributable to additional work in development of the Validify product.

Cost of Sales. Cost of Sales for the three month period ended June 30, 2006 were approximately $345,000 compared to approximately $331,000 for the same period in 2005, an increase of approximately $14,000 or 4%. The dollar increase was primarily attributable to the increase of professional services revenue from Harland. Stated as a percentage of net sales, cost of sales were 20% compared to 22% for the same period in fiscal 2005. As a percentage of net sales the decrease primarily relates to the increase in revenue.

Cost of sales for the nine month period ended June 30, 2006 were approximately $980,000 compared to approximately $743,000 for the same period in 2005, an increase of approximately $237,000 or 32%. Stated as a percentage of net sales, cost of sales were 21% compared to 16% for the same period in fiscal 2005. The dollar increase, and the increase as a percentage of sales, in cost of sales is due to an increase in professional services revenue to Harland and direct costs related to such professional services.

Operations. Operations expense for the three-month period ended June 30, 2006 were approximately $20,000, compared to approximately $35,000 for the same period in 2005, a decrease of approximately $15,000 or 43% Stated as a percentage of net sales, operations expenses decreased to 1% for the period ended June 30, 2006, compared to 2% for the same period in 2005. The decrease in expenses primarily relates to the move to new facilities in December 2005 and reduction of facilities and related expenses due to decline in facilities costs and reduced amount charged to operations due to reduction in staff required to perform this function.

Operations expenses for the nine month period ended June 30, 2006 were approximately $63,000, compared to approximately $112,000 for the same period in 2005, a decrease of approximately $49,000 or 44%. Stated as a percentage of net sales, operations expenses decreased to 1% for the period ended June 30, 2006, compared to 2% for the same period in 2005. The decrease in expenses primarily relates to the move to new facilities in December 2005 and reduction of facilities and related expenses as explained above.

Selling and Marketing. Selling and marketing expenses for the three month period ended June 30, 2006 were approximately $384,000, compared to approximately $514,000 for the same period in 2005, a decrease of approximately $130,000 or 25%. Stated as a percentage of net sales, selling and marketing expenses decreased to 23% for the period ended June 30, 2006, compared to 35% for the same period in 2005. The dollar decrease in expenses for the three month period is primarily attributable to reduced headcount in the current fiscal year.

Selling and marketing expenses for the nine month period ended June 30, 2006 were approximately $1,105,000, compared to approximately $1,717,000 for the same period in 2005, a decrease of approximately $612,000 or 36%. Stated as a percentage of net sales, selling and marketing expenses decreased to 24% for the period ended March 31, 2006, compared to 38% for the same period in 2005. The dollar decrease in expenses for the nine month period is primarily attributable to reclassification of product management personnel from sales and marketing to engineering in the current fiscal year, combined with reduced headcount in the current fiscal year

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended June 30, 2006 were approximately $301,000 compared to approximately $477,000 for the same period in 2005, a decrease of approximately $176,000 or 37%. Stated as a percentage of net sales, research and development expenses decreased to 18% for the period ended June 30, 2006 compared to 32% for the same period in 2005. The decrease in expenses for the three month period is primarily due to reduction of headcount in the current period combined with decreased travel expenses in the current period.

The expenses for the three month periods do not include approximately $212,000 and approximately $183,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $513,000 and approximately $660,000 for the three month period ended June 30, 2006 and 2005, respectively.

Research and development expenses for the nine month period ended June 30, 2006 were approximately $1,033,000, compared to approximately $1,194,000 for the same period in 2005, a decrease of approximately $161,000 or 13%. Stated as a percentage of net sales, research and development expenses decreased to 22% for the period ended June 30, 2006 compared to 26% for the same period in 2005. The decrease in expenses for the nine month period is primarily due to increased engineering costs being reclassified to cost of goods sold for engineering development services revenue to Harland.

The expenses for the nine month period ended June 30, 2006 and June 30, 2005 do not include approximately $750,000 and approximately $457,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $1,783,000 and approximately $1,651,000 for the nine month period ended June 30, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2006 were approximately $701,000, compared to approximately $623,000 for the same period in 2005, an increase of approximately $78,000 or 12%. Stated as a percentage of net sales, general and administrative expenses decreased to 41% compared to 42% for the same period in 2005. The increase in expenses for the three month period is primarily attributable to the in legal costs relating to the business combination described in Footnote 9 of the financial statements offset somewhat by lower accounting costs for the three month period (prior year had additional accounting costs relating to the filing of the Laurus registration statement).

General and administrative expenses for the nine month period ended June 30, 2006 were approximately $1,650,000, compared to approximately $2,634,000 for the same period in 2005, a decrease of approximately $984,000 or 37%. Stated as a percentage of net sales, general and administrative expenses decreased to 35% for the period ended June 30, 2006 compared to 58% for the same period in 2005. The decrease in expenses for the nine month period is primarily attributable to the reduction in legal costs (relating to litigation with BSM in fiscal 2005) combined with reduced accounting fees.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended June 30, 2006 were approximately ($72,000), compared to interest and other income (expense) of approximately ($272,000) for the same period in 2005, a change of approximately $200,000. The primary reason for the change is the cash interest paid to Laurus Master Fund during the three months ended June 30, 2006 of approximately $8,000 compared to interest paid to Laurus Master Fund of $99,000 for the same period in fiscal 2005, as well as amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from conversion of debt to equity.

LIQUIDITY AND CAPITAL

At June 30, 2006, the Company had approximately $1,876,000 in cash as compared to approximately $2,387,000 at September 30, 2005. Accounts receivable totaled approximately $1,286,000, an increase of approximately $513,000 over the September 30, 2005 balance of approximately $773,000. This increase was primarily the result of increased sales activity during the third fiscal quarter when compared to the fourth quarter of 2005.

We financed our cash needs during the first six months of fiscal 2006 primarily from collections of accounts receivable, and existing cash. During fiscal 2005, we financed our cash needs primarily from financing, investing activities and existing cash.

Net cash used in operating activities during the nine months ended June 30, 2006 was approximately ($482,000). The primary use of cash from operating activities was the loss during the nine month period of approximately $573,000, and an increase in accounts receivable of approximately $520,000. The primary sources of cash from operating activities was an increase to accounts payable of approximately $250,000 and an increase in deferred revenue of approximately $102,000. The primary non-cash adjustment to operating activities was depreciation and amortization expense for fixed assets and debt discount of approximately $458,000. The Company used part of the cash provided from operating activities to finance the acquisition of equipment used in its business.

Our working capital and current ratio was approximately $2,251,000 and 2.66, respectively, at June 30, 2006, compared to $1,323,000 and 1.67 at September 30, 2005, and total liabilities to equity ratio was .57 to 1 at June 30, 2006 compared to 2.36 to 1 at September 30, 2005.

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

As discussed in the accompanying financial statements, on July 14, 2006, we announced that we have entered into an agreement to acquire substantially all of the assets and associated liabilities of Parascript LLC, a Wyoming limited liability company. Funding for this transaction will be provided by a combination of $35 million in subordinated convertible notes and $55 million in senior debt from Plainfield Asset Management, LLC. The subordinated notes will be convertible into approximately 22 million shares of Mitek common stock at a conversion price of $1.60 per share . From the remaining funds obtained from Plainfield, we estimate that approximately $9 million will be used for expenses related to the transaction and $1 million will be used for general working capital purposes. In addition, Plainfield will provided a revolving line of credit for up to $5 million.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended June 30, 2006.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2005, which Item 3 is incorporated herein by reference.

ITEM 2

UNREGISTERED SALES OF EQUITY SECURITIES

In connection with the payment of the principal related to a convertible term note of $3,000,000, issued to Laurus Master Fund, Ltd. (“Laurus”) in June 2004, we issued the following shares of our common stock during the quarter ended June 30, 2006: April 5, 2006, 20,000 shares were converted, reflecting $14,000 of principal; April 12, 2006, 10,000 shares were converted, reflecting $7,000 of principal; April 24, 2006, 30,000 shares were converted, reflecting $21,000 of principal; May 3, 2006, 15,000 shares were converted, reflecting $10,500 of principal; May 4, 2006, 25,000 shares were converted, reflecting $17,500 of principal; May 9, 2006, 10,000 shares were converted, reflecting $7,000 in principal; May 11, 2006, 10,000 shares were converted, reflecting $7,000 of principal; May 12, 2006, 10,000 shares were converted, reflecting $7,000 of principal; May 15, 2006, 10,000 shares were converted, reflecting $7,000 of principal; May 16, 2006, 10,000 shares were converted, reflecting $7,000 of principal; May 17, 2006, 100,000 shares were converted, reflecting $70,000 of principal; May 23, 2006, 200,000 shares were converted, reflecting $140,000 of principal; May 24, 2006, 200,000 shares were converted, reflecting $140,000 of principal; May 25, 2006, 25,000 shares were converted, reflecting $17,500 in principal; and June 5, 2006, 257,597 shares were converted, reflecting the final principal payment of $180,318.

These conversions were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as Laurus is a sophisticated investor who had access to information about Mitek.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.	Forms 8-K

The Company filed a Form 8-K on June 7, 2006 regarding the payoff of the remaining principal under the note issued to Laurus Master Fund, Ltd. in June 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: July 31, 2006	/s/ James B. Debello
James B. DeBello, President and
Chief Executive Officer

Date: July 31, 2006	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer