Form 10KSB
period 2006-09-30
MITEK SYSTEMS INC
filed 2006-12-29
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-15235

MITEK SYSTEMS, INC.
(Name of small business issuer in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0418827 (I.R.S Employer Identification No.)

8911 Balboa Ave., Suite B, San Diego, CA 92123
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number (858) 503-7810

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

State issuer’s revenues for its most recent fiscal year: $6,021,000

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 1, 2006 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $13,088,154.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of December 1, 2006

MITEK SYSTEMS, INC.

FORM 10-KSB

For The Fiscal Year Ended September 30, 2006

Index

Part I

Part II

Part III

Part IV

Item 14	Principal Accountant Fees and Services	67
	Signatures	68

PART I

ITEM 1. BUSINESS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Form 10-KSB and in the documents that are incorporated by reference into this Form 10-KSB. These forward-looking statements relate to Mitek’s outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek’s business, results of operations or financial condition. Specifically, forward looking statements used in this Form 10-KSB may include:

•	statements relating to the benefits of a proposed merger between Mitek and Parascript LLC, including anticipated synergies and cost savings estimated to result from the merger;
•	statements relating to the successful consummation of a proposed merger between Mitek and Parascript LLC;
•	statements relating to the anticipated timing of consummation of a proposed merger between Mitek and Parascript LLC
•	statements related to constitution of the Mitek’s board of directors and management following a proposed merger between Mitek and Parascript LLC; and
•	statements relating to future business prospects, revenue, income and financial condition of Mitek.

Forward-looking statements can be identified by the use of words such as “estimate,” “may,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. These statements reflect Mitek’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition to those factors discussed under the heading “Risk Factors” in Part II, Item 6 of this Form 10-KSB, and in Mitek’s other public filings with the SEC, important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to: (i) adverse economic conditions; (ii) general decreases in demand for Mitek products and services; (iii) intense competition (including entry of new competitors), including among competitors with substantially greater resources than Mitek; (iv) loss of key customers or contracts; (v)increased or adverse federal, state and local government regulation; (vi) inadequate capital; (vii) unexpected costs; (viii) lower revenues and net income than forecast; (ix) inability to raise prices; (x) the risk of litigation and administrative proceedings; (xi) higher than anticipated labor costs; (xii) the possible fluctuation and volatility of operating results and financial condition; (xiii) adverse publicity and news coverage; (xiv) inability to carry out marketing and sales plans; (xv) loss of key employees and executives; (xvi) changes in interest rates; and (xvii) inflationary factors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, Mitek undertakes no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

The above list is not intended to be exhaustive and there may be other factors that would preclude Mitek and Parascript from realizing the predictions made in the forward-looking statements. Mitek and Parascript operate in a continually changing business environment and new factors emerge from time to time. Mitek and Parascript cannot predict such factors or assess the impact, if any, of such factors on their respective financial positions or results of operations. Accordingly, Mitek stockholders are cautioned not to place undue reliance on such statements, which speak only as of the date of this joint proxy statement/prospectus.

OVERVIEW

We were incorporated under the laws of the State of Delaware in 1986. We are primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

We develop, market and support what we believe to be the most accurate Automated Document Recognition (“ADR”) products commercially available for the recognition of hand printed characters. Our unique proprietary technology recognizes hand printed and machine generated characters with a level of accuracy that renders our ADR products a viable alternative to manual data entry in certain applications. The Mitek solution allows customers that process large volumes of hand printed and machine generated documents to do so more quickly, with greater accuracy and at reduced costs.

PRODUCTS AND RELATED MARKETS

During fiscal year ending 2006, we had one operating segment based on our product and service offerings: Automated Document Processing.

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

Intelligent Recognition Toolkits

Our Intelligent Recognition Toolkits include a suite of products that leverage our proprietary intelligent character recognition (ICR), image processing, and dynamic data extraction software engines. The suite of recognition toolkits includes QuickStrokes®, QuickFX Pro™, ImageScore™, and Dynafind™. These products are sold to original equipment manufacturers (OEMs) such as Advanced Financial Solutions, a Metavante Company; Harland Financial Solutions, a John Harland Company; Sungard; BancTec; J&B Software; and to systems integrators such as Computer Sciences Corporation.

Our products used in financial document processing, are a combination of the Legal Amount Recognition (LAR) capabilities licensed from Parascript, LLC with our proprietary QuickStrokes® API Courtesy Amount Recognition (CAR) technology. These products provide a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

The QuickStrokes® product allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as bank documents, such as checks, deposit slips, and remittance coupons. Quickstrokes integrates technology components from the ”CheckReader” product licensed from A2iA Corporation or CheckScript™ product licensed from Parascript, LLC which specifically increases read rates of the courtesy and legal amounts of US and Canadian checks.

QuickFX® Pro is a software toolkit that provides automatic form ID, form registration and form/template removal. We believe it significantly improves automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. QuickFX® Pro reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

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

DynaFind® is a software toolkit that captures data from many types of unstructured business documents. DynaFind is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. DynaFind locates this data on documents using contextual, positional, format and keyword specific information, even if it appears in a different location on each document. We have supplied DynaFindâas a stand alone API to several important OEMs in the document processing field. DynaFind® is also available as an add-on feature that has been integrated into Doctus, which is Mitek’s forms processing solution.

Document and Image Processing Solution

Leveraging our core technical competency in Intelligent Recognition, we have addressed the forms processing market with our Doctus® product. Doctus® incorporates our core Intelligent Recognition technologies in an application designed for end users in a broad variety of industries that require high volume automated data entry. The Doctus® software handles both structured and unstructured forms.

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

Mitek's PADsafe toolkit is the first toolkit of its kind to detect fraudulent preauthorized drafts. It automatically identifies PADs from checks, then notifies the user of any potentially suspicious PADs. As a result, the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented. Mitek's PayeeFind™ prevents payee-altered checks from clearing. As a result, PayeeFind can substantially reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees. With PayeeFind, this type of fraud can be stopped before recovery becomes an issue.

Forgery Detection Solution

Mitek’s FraudProtect™ System is a comprehensive, automated software application that allows banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations. Banks can significantly reduce losses due to Check Fraud by using the FraudProtect System.

RESEARCH AND DEVELOPMENT

During fiscal years 2006 and 2005 research and development expense was approximately $1,349,000 and $1,508,000 respectively. Those amounts represented 22% and 23% respectively, of revenue in each of those years. The reduction in research and development was due to the reclassification of approximately $938,000 in fiscal 2006 and approximately $802,000 in fiscal 2005 from research and development to cost of goods sold for engineering services provided to our customers. The total Research and Development expense would have been approximately $2,287,000 in fiscal 2006 and approximately $2,310,000 in fiscal 2005 before reclassification. We plan to continue spending significant amounts for research and product development. We intend for these efforts to improve our future operating results and increase cash flow. However, we can make no assurance these efforts will result in additional new products or revenue.

Most of our software products are developed internally. We also purchase technology and license intellectual property rights. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements. We do not believe we are materially dependent upon licenses or other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. We devise innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in automated document processing. We intend to expand our existing product offerings and to introduce new document processing software solutions. In the development of new products and enhancements to existing products, we use our own tools extensively. We perform all quality assurance and develop documentation internally. We strive to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. We intend to continue to support industry standard operating environments.

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

In order to improve the accuracy of our ADR products, we focus research and development efforts on continued enhancement of our core technology and on our database of millions of character images that is used to "train" the neural network software that forms the core of our Intelligent Character Recognition (ICR) engine. In addition, we have expanded our research and development tasks to include pre- and post-processing of data subject to automated processing.

Our research and development organization included twelve software engineers on September 30, 2006, including three with advanced degrees. We balance our engineering resources between development of ICR technology and applications development. All the software engineers are involved in applications development, including ICR research and development of the QuickStrokes® API recognition engine, Doctus®, QuickFX® Pro, and FraudProtect’ products, quality assurance, and customer services and support.

INTELLECTUAL PROPERTY

Our success and ability to compete is dependent in part upon our proprietary technology. We rely on a combination of patent, copyright and trade secret laws and non-disclosure agreements to protect our proprietary technology. We hold a U.S. patent for our hierarchical character recognition systems. The patent covers our multiple-pass, multiple-expert system that significantly increases the accuracy of forms processing and item processing applications. We may seek to file additional patents to expand the scope of patent coverage. We may also file future patents to cover technologies under development. There can be no assurance that patents will be issued with respect to future patent applications or that our patents will be upheld as valid or will prevent the development of competitive products.

We also seek to protect our intellectual property rights by limiting access to the distribution of our software, documentation and other proprietary information. In addition, we enter into confidentiality agreements with our employees and certain customers, vendors and strategic partners. There can be no assurance that the steps we take in this regard will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies.

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

SALES AND MARKETING

We market our products and services primarily through our internal, direct sales organization. We employ a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on Original Equipment Manufacturers (OEM), distributors and companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to small and large financial institutions. We currently maintain our sales and support office in California. In addition, we sell and support our products through foreign resellers in Australia, Canada, Greece, Italy, the United Kingdom, Spain, Sweden, India, and Japan. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

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

International sales accounted for approximately 15% and 23%, of our net sales for the fiscal years ended September 30, 2006 and 2005, respectively. We believe that in addition to our international sales, a significant percentage of the products in our domestic sales are incorporated into systems that are delivered to end users outside the United States. International sales in fiscal year 2006 were made to customers in fourteen countries including Australia, Greece, Canada, United Kingdom, Spain, India, Italy, Japan, and Sweden. We sell our products in United States currency only. We recorded a significant portion of our revenues from two customers in fiscal year 2006, and from two customers in fiscal year 2005. Net sales from these customers aggregated 35% and 31% for the fiscal years 2006 and 2005, respectively.

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

  We provide maintenance and support on a contractual basis after the initial product warranty has expired. We provide telephone support and on-site support. Customers with maintenance coverage receive software updates from us. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, our products are supported internationally by periodic distributor and customer visits by our management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well s technical visits in addition to those previously mentioned.

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

It is also possible that we will face competition from new competitors. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our market either independently or by acquiring or forming strategic alliances with our competitors or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.

Our QuickStrokes® API product and licensed CheckScript’ product compete, to various degrees, with products produced by a number of substantial competitors such as A2iA, Parascript LLC, and Orbograph. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since it may operate on a broad range of computer operating platforms, (iii) scalability and (iv) an architectural software design, which allows it to be more readily modified, improved with added functionality, configured for new products, and ported to new operating systems and upgrades. Despite these advantages, QuickStrokes® API and CheckScript™ competitors have existed longer and have far greater financial resources and industry connections than we have.

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

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2006, we employed a total of 22 persons, consisting of 3 in sales and marketing, 12 in research and development, product management and support, 1 in operations, and 6 in finance, administration and other capacities. We have never had a work stoppage. None of our employees are represented by a labor organization, and we consider our relations with our employees to be good.

AVAILABLE INFORMATION

Our internet address is www.miteksystems.com. There we make available, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The public may also obtain such information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.   PROPERTIES

Our principal executive offices, as well as its principal research and development facility, is located in approximately 15,927 square feet of leased office building space in San Diego, California. The lease on this facility commenced in early December 2005 and expires in early December, 2012. The base monthly rent for our facility in fiscal 2006 under this lease was approximately $24,687. The base monthly rent increases every twelve months by approximately 3%.

ITEM 3.   LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY  HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2006.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of October 16, 2006 were as follows:

Name	Age	Position with Mitek
James B. DeBello	48	President, Chief Executive Officer
John M. Thornton	74	Chairman
Tesfaye Hailemichael	57	Chief Financial Officer
Emmanuel deBoucaud	40	Vice President - Sales

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

Part II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol MITK.OB and the closing bid price on October 13, 2006 was $1.30. As of October 13, 2006, there were 434 holders of record of Mitek Systems, Inc. Common Stock.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the Nasdaq National Market or the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Year

Fiscal 2006
Common stock price per share
High	$1.60	$1.65	$1.12	$1 .30	$1.88
Low	1.57	1.64	1.06	1 .25	.70

Fiscal 2005
Common stock price per share
High	$.56	$1.03	$.88	$.94	$1.03
Low	.33	.36	.55	.55	.33

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

In connection with the payment of the principal related to a convertible term note of $3,000,000, issued to Laurus Master Fund, Ltd. (“Laurus) in June 2004, we issued the following shares of our common stock with a conversion price of $0.70 in fiscal 2006: First quarter, period ended December 31, 2005, issued 1,214,286 shares of common stock and $850,000 applied to principal; second quarter, period ended March 31, 2006, issued 195,000 shares of common stock and $136,500 applied to principal; third quarter, period ended June 30, 2006, issued 932,597 shares of common stock and $652,818 applied to principal. These conversions were made pursuant to Section 4(2) of the Securities Act of 1933, as amended, as Laurus is a sophisticated investor who had access to information about Mitek.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

In addition to historical information, this Management's Discussion and Analysis of or Plan of Operation (the "MD&A") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to Mitek, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of Mitek, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by Mitek in forward-looking statements. We have attempted to identify, in context, certain factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited to, adverse economic conditions, general decreases in demand for our products and services, intense competition, including entry of new competitors, increased or adverse federal, state and local government regulation, inadequate capital, unexpected costs, lower revenues and net income than forecast, price increases for supplies, inability to raise prices, the risk of litigation and administrative proceedings involving Mitek and its employees, higher than anticipated labor costs, the possible fluctuation and volatility of our operating results and financial condition, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this MD&A. See “Important Note About Forward-Looking Statements” in Part I of this 10-KSB.

RESULTS OF OPERATIONS

NET SALES

Net sales were approximately $6,021,000 and approximately $6,594,000 for fiscal 2006 and 2005, respectively. Net sales decreased by approximately $573,000, or 9%, in fiscal 2006 compared to fiscal 2005. The decrease in fiscal 2006 revenue is due primarily to one international customer who purchased less in fiscal 2006, as compared to fiscal 2005.

Revenue from Harland for engineering development services were approximately $1,100,000 in fiscal 2006 compared to approximately $775,000 for the same period in fiscal 2005.

COST OF SALES

Cost of sales includes manufacturing and distribution costs for products and programs sold, operation costs related to product support, and costs associated with the delivery of consulting services. Cost of sales was approximately $1,248,000 and $1,130,000 for fiscal year 2006 and 2005, respectively. Cost of sales for 2006 increased by approximately $118,000 due to product mix as the increase in engineering services results in increased cost of sales. Stated as a percentage of net sales, cost of sales for fiscal year 2006 and 2005 were 21% and 17%, respectively.

OPERATIONS

Operations expenses for fiscal year 2006 and 2005 included payroll, employee benefits, and other headcount-related costs associated with purchasing, shipping and receiving. Operations expenses were approximately $83,000 and $145,000 for fiscal 2006 and 2005, respectively. Stated as a percentage of net sales, operations expenses for fiscal year 2006 and 2005 were 1% and 2%, respectively. The dollar decrease in 2006 expense compared to 2005 is primarily the result of a change in the total space devoted to operations and the resulting allocation of facilities costs in fiscal 2006 as compared to fiscal 2005.

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses were approximately $1,306,000 and $2,074,000 for fiscal 2006 and 2005, respectively. Stated as a percentage of net sales, selling and marketing expenses for fiscal year 2006 and 2005 were 22% and 31%, respectively. The dollar decrease in 2006 expense compared to 2005 is primarily attributable to the reduction of four people, reduced spending on public relations expenses and outside consulting services.

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

Research and Development expenses for fiscal year 2006 were approximately $1,349,000 after the reclassification of approximately $938,000 from Research and Development to the cost of goods sold in relation to engineering services to our customers. Total Research and Development expenses would have been approximately $2,287,000 if there was no reclassification. In fiscal year 2005, Research and Development expenses were approximately $1,508,000 after the reclassification of approximately $802,000 from Research and Development to the cost of goods sold in relation to engineering services to our customers. Total Research and Development expenses would have been approximately $2,310,000 if there was no reclassification. Stated as a percentage of net sales, research and development expenses for fiscal year 2006 and 2005, including charges to cost of sales, were 22% and 23%, respectively. The dollar decrease in the 2006 expense is primarily due to the reduction of six people in product management and engineering services combined with the increase of expense reclassification to cost of sales as stated above.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include payroll, employee benefit, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative costs were approximately$2,354,000 and approximately $3,050,000 for fiscal year 2006 and 2005, respectively. Stated as a percentage of net sales, general and administrative expenses for fiscal year 2006 and 2005 were 39% and 46%, respectively. The dollar decrease in 2006 over 2005 was primarily due to legal expenses related to legal matters resolved in 2005.

GAIN ON SALE OF ASSETS

In fiscal year 2005, the gain on the sale of assets of $1,106,000 related to a contingent payment on the sale of the CheckQuest product line as discussed in Note 7 to the accompanying financial statements.

OTHER INCOME (EXPENSE)

Other Income (Expense) for fiscal year 2006 consists of interest expense on the Convertible Note, as discussed in Note 5 of the accompanying financial statements, of which approximately $466,000 represents amortization of the beneficial conversion feature and interest paid, and approximately $68,000 represents interest and other income. Other Income (Expense) for fiscal year 2005 consists of interest expense on the Convertible Note, as discussed in Note 5 of the accompanying financial statements, of which $929,000 represents amortization of the beneficial conversion feature and interest paid, $82,000 represents the change in fair value of warrant liability, and $25,000 represents interest and other income. Net other (expenses) were approximately $398,000 and approximately $822,000 for fiscal year 2006 and 2005, respectively. Stated as a percentage of net sales, net other expense for the corresponding periods were 7% and 12%, respectively.

INCOME TAXES

For the fiscal year 2006, we recorded a tax provision of approximately $800 for income taxes which was primarily state franchise tax. For the fiscal year 2005, we recorded a tax benefit of approximately $714 for income taxes which was primarily franchise taxes overpaid to states in which we operated.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2006, we had approximately $2,331,000 in cash as compared to approximately $2,387,000 on September 30, 2005 which is a decrease of approximately $56,000. Accounts receivable totaled approximately $1,079,000, an increase of approximately $306,000 from the September 30, 2005 balance of approximately $773,000. This increase was primarily a result of revenue generated in the fourth quarter of the fiscal year.

Unearned revenue as of September 30, 2006 was approximately $658,000, an increase of approximately $230,000 from September 30, 2005, which reflects the addition of deferred license sales of $175,000 to John H. Harland and new and anniversary product support agreements offset by continued recognition of unearned revenue from product support agreements licensed in prior periods.

During fiscal year 2006, we financed our cash needs primarily from financing activities combined with cash carried over from the prior fiscal year and the reduction in the current fiscal year loss.

Net cash used by operating activities during the year ended September 30, 2006 was approximately $54,000. The primary use of cash from operating activities was the net loss of approximately $717,000, and an increase in accounts receivable of approximately $326,000.The primary sources of cash from operating activities was an increase in accounts payable of approximately $528,000, and an increase to deferred revenue of approximately $230,000. The primary non-cash adjustment to operating activities was depreciation and amortization expense for fixed assets and debt discount of approximately $470,000. We used part of the cash provided from operating activities to finance the acquisition of equipment used in our business.

In fiscal 2005, net cash provided from investing activities was primarily from the transaction with Harland Financial Solutions as described in Note 7 of the accompanying financial statements and collections on the note receivable from Mitek Systems, Ltd., which were in part offset by the acquisition of fixed assets, primarily computer equipment.

In fiscal 2005, net cash from financing activities was primarily the proceeds from the convertible debt, net of debt issuance costs, described in Note 5 of the accompanying financial statements, which was offset by the borrowings of $801,000, as well as the proceeds from the sale of common stock to John H. Harland Company.

Our working capital and current ratio was approximately $1,905,000 and 2.12, respectively on September 30, 2006 and approximately $1,323,000 and 1.67, respectively, on September 30, 2005. On September 30, 2006, the total liabilities to equity ratio was .86 to 1 compared to 2.36 to 1 on September 30, 2005. As of September 30, 2006, total liabilities decreased by approximately $780,000 compared to total liabilities on September 30, 2005.

On June 11, 2004, we secured a financing arrangement with Laurus Master Fund (“Laurus”). The financing consisted of a $3 million Secured Note that bore interest at the rate of prime (as published in the Wall Street Journal), plus one percent and had a term of three years (matures June 11, 2007).

As noted below, on June 2, 2006, Laurus converted the remaining Secured Note balance to Common Stock, leaving no principal balance due (unaudited). The Secured Note was convertible into shares of our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004.The effective annual interest rate of this convertible debt, after considering the total debt issue costs (discussed below), was approximately 36%.

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated among the debt instrument and the warrants. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Cumulative amortization of the debt discounts through June 30, 2006 was $1,041,271.

A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month would accrue if stipulated deadlines were not met. Prior to the end of fiscal 2004, we incurred a penalty of $208,000 to Laurus Funds for failing to register the securities underlying the Secured Notes and Warrants. On October 4, 2004, we settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by us to be $73,159, using a Black-Scholes option pricing model. We incurred additional liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005.

In conjunction with raising capital through the issuance of convertible debt, we issued various warrants that have registration rights for the underlying shares.  As the contracts required the company to register the shares underlying the warrants and which contained liquidating damages, which is not within the control of the Company by September 10, 2004, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($367,887) and the change in fair value from the date of issuance to September 30, 2004 and 2005 has been included in other (expense) income.

On June 11, 2004, to secure the payment of all obligations, we entered into a Master Security Agreement which assigned and granted to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by us or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, tradestyles and any other intellectual property, in each case, in which any Assignor now has or may acquire, any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

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

During the third quarter of fiscal 2006, Laurus exercised its right to convert the outstanding principal balance of the note to common stock. On June 2, 2006, Laurus converted the remaining note balance to common stock, leaving no principal balance due. We have therefore expensed all unamortized deferred financing costs associated with this debt as of June 2, 2006.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations. Although our strategy for fiscal 2006 is to grow the identified markets for its new products and enhance the functionality and marketability of our character recognition technology, we have not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Anticipated cash requirements over the next twelve months are principally to fund operations, including spending on research and development. We believe that it will have sufficient liquidity to finance our operations for the next twelve months using existing cash and cash generated from operations, as discussed above.

The merger agreement we entered on July 13, 2006 with Parascript may impact our ability to satisfy our cash needs if we terminate the agreement before completion of the merger in certain circumstances. The merger agreement provides that each of Mitek and Parascript may be required to pay a termination fee to the other in an amount of $1 million plus fees and expenses up to $500,000.

In connection with the entry into the merger agreement on July 13, 2006, we have entered into various agreements with Plainfield relating to the financing for the transaction with Parascript. Whether or not the merger with Parascript is consummated, we may be required to pay Plainfield certain fees and expenses, which could be substantial and may impact our ability to satisfy our cash needs.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That compensation cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The company will adopt the modified prospective transition method under SFAS 123R effective October 1, 2006. We are continuously evaluating the impact of the adoption of SFAS 123(R), and currently believe the impact will be significant to our overall results of operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is currently analyzing the expected impact of adoption of this Statement on its financial statements.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement. The Company will adopt this statement immediately, and will disclose the caption in which sales tax is recorded in accordance with the consensus reached in this issue when sales tax has been collected.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

RISK FACTORS

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

Risks Associated With Our Business

If we consummate our business combination with Parascript, there will be a substantial number of shares of our common stock available for resale in the future that may increase the volume of common stock available for sale in the open market and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger with Parascript will include approximately 51 million shares of our common stock. The convertible financing with Plainfield to be used to consummate the merger will be convertible into approximately 22 million shares of our common stock. Except for a portion of the shares that will be held in an indemnification escrow, the shares issued to Parascript will be freely saleable after the consummation of the merger. The shares issuable upon conversion of the convertible debt will be freely saleable upon registration. The presence of these additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock.

 If we are unable to consummate our business combination with Parascript, the impact of various accrued costs and expenses associated with the transaction would remain our responsibility, which may have a material adverse effect upon our financial resources and our ability to operate in the future.

    We have expended, and continue to expend, considerable financial and other resources in connection with the proposed business combination with Parascript.  We have anticipated that the cash flow from the combined businesses would be used to satisfy the costs and expenses associated with the transaction.  No assurance can be made that the transaction will be consummated.  If the transaction is not consummated, the payment for the various costs and expenses we have incurred would be substantial and would have a negative impact upon our financial condition and our ability to operate effectively, or at all, in the future

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues and cause us to be unable to continue our business.

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

Our efforts to reduce expenses and generate revenue may not be successful. We have funded our operations in the past by raising capital, sale of certain assets and loan from Laurus Fund. We raised $3.0 million in gross proceeds from our June 2004 secured debt financing and a total of approximately $2.4 million in gross proceeds ( $1.3 million in July of 2004 and $1.0 million in April of 2005 and a release of $106,000 from indemnification liability withholding in the fourth quarter of fiscal 2005) from our July sale of certain assets and granting of exclusive distribution and licensing rights related to our CheckQuest® item processing and CaptureQuest® electronic document management solutions to Harland Financial Solutions, Inc. In addition we received $1.5 million in equity investment from John H. Harland Company.
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

Also, see the discussion of the transaction described under Subsequent Events and the credit facilities which may exist upon the consummation of such transaction.

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

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel. We do not have employment contracts with, or "key person" life insurance policies on, any of our employees, including Mr. James B. DeBello, our President and Chief Executive Officer, Mr. John M. Thornton, our Chairman and Mr. Tesfaye Hailemichael, our Chief Financial Officer. Loss of services of key employees could have a material adverse effect on our operations and financial condition. We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

Also, see the discussion of the transaction described under Subsequent Events and the credit facilities which may exist upon the consummation of such transaction.

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

As of September 30, 2006, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,699,959 shares of common stock or approximately 17% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 17% of our outstanding common stock, or approximately 26% including outstanding options (vested and unvested) to acquire common stock, but not including options to be issued pursuant to employment agreements with certain Mitek officers which become effective upon consummation of the merger with Parascript. Laurus may acquire up to 1,060,000 shares upon exercise of its warrant or approximately 5% of the outstanding common stock.

The above-described significant stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors. In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2006, our common stock price ranged from $0.70 to $1.88.

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

ITEM 7.   FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Mitek Systems, Inc.
San Diego, California

We have audited the accompanying balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
December 19, 2006

MITEK SYSTEMS, INC.
BALANCE SHEET
September 30, 2006

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,331,011
Accounts receivable including related party of $372,498-net of allowance	1,078,576
for doubtful accounts of $69,631
Inventory, prepaid expenses and other current assets	198,620
Total current assets	3,608,207

PROPERTY AND EQUIPMENT - net	83,530
OTHER ASSETS	52,022

TOTAL ASSETS	$3,743,759

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$734,707
Accrued payroll and related taxes	280,400
Deferred revenue	657,505
Other accrued liabilities	30,927
Total current liabilities	1,703,539

Deferred rent	23,890
TOTAL LIABILITIES	$1,727,429

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:

Preferred Stock, Par $0.001, 1,000,000 shares authorized, none issued and outstanding
Common stock - $.001 par value; 40,000,000 shares authorized, 16,745,609 issued
and outstanding	16,746
Additional paid-in capital	14,357,042
Accumulated deficit	(12,357,458)
Total stockholders' equity	2,016,330

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,743,759

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 and 2005

	2006	2005

NET SALES
Software, including approximately $83,000 in 2006 and approximately $196,000	$3,029,597	$4,432,043
in 2005 to a related party	-	-
Professional Services, education and other, including approximately $1,330,000 in 2006	2,991,509	2,161,802
and $775,000 in 2005 to a related party
	6,021,106	6,593,845

COSTS AND EXPENSES:
Cost of Sales-Software	276,971	300,606
Cost of Sales-Professional Services, education and other	970,575	829,088
Operations	83,017	145,223
Selling and marketing	1,306,157	2,073,977
Research and development	1,348,721	1,507,510
General and administrative	2,354,274	3,050,037
Gain on disposition of assets	0	(1,106,129)
Total costs and expenses	6,339,715	6,800,312

OPERATING LOSS	(318,609)	(206,467)

OTHER INCOME (EXPENSE):
Interest expense	(465,753)	(929,066)
Change in fair value of warrant liability	0	81,993
Interest and other income	67,836	25,470
Total other income (expense)	(397,917)	(821,603)

LOSS BEFORE TAXES	(716,526)	(1,028,070)

PROVISION (BENEFIT) FOR TAXES	800	(714)

NET LOSS	$(717,326)	$(1,027,356)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.05)	$(0.08)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	15,905,157	12,569,617

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES
Net loss	$(717,326)	$(1,027,356)
Adjustments to reconcile net loss used in operating activities:
Depreciation and amortization	51,815	92,320
Provision (recoveries) for bad debts	21,000	(31,000)
Gain on disposal of property and equipment	(2,551)	0
Gain on sale of checkquest assets	0	(1,106,129)
Change in fair value of warrant liability	0	(81,993)
Amortization of debt discount	418,085	526,938
Provision for sales returns & allowances	(85,068)	(14,583)
Fair value of stock options issued to non-employees	0	2,580
Gain on sale of equity investment	0	(16,159)
Changes in assets and liabilities:
Accounts receivable	(326,366)	(172,056)
Inventory, prepaid expenses, and other assets	60,276	(126,434)
Accounts payable	527,771	(81,973)
Accrued payroll and related taxes	(70,705)	111,105
Deferred revenue	229,998	29,783
Deferred rent	23,890	(13,215)
Other accrued liabilities	(184,346)	(114,002)
Net cash used in operating activities	(53,527)	(2,022,174)

INVESTING ACTIVITIES
Purchases of property and equipment	(54,319)	(48,932)
Proceeds from sale of property and equipment	4,150	569
Proceeds from sale of assets, related party	0	1,000,000
Payment on related party note receivable-net	0	150,000
Net cash provided by (used in) investing activities	(50,169)	1,101,637

FINANCING ACTIVITIES
Repayment of borrowings	0	(800,682)
Proceeds from sale of common stock	0	1,501,250
Proceeds from exercise of stock options	47,503	0
Net cash provided by financing activities	47,503	700,568

NET DECREASE IN CASH AND CASH EQUIVALENTS	(56,193)	(219,969)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,387,204	2,607,173

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,331,011	$2,387,204

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid for interest	$47,668	$402,127
Cash paid for income taxes	$700	$1,056

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES

Options issued in exchange for services	$-	$2,580
Warrants issued in connection with financing	$-	$73,159
Conversion of debt to equity	$1,639,318	$560,000
Statement of indemnification liability	$-	$106,129
Settlement of registration penalty through issuance of warrants	$-	$208,000
Reclassification of warrants with registration obligation to liability	$-	$73,159
Reclassification of warrants upon fulfillment of registration obligations to equity	$-	$407,074

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

			Additional		Total
	Common Stock	Common	Paid-In	Accumulated	Stockholders
	Outstanding	Stock	Capital	Deficit	Equity (Deficit)

Balance, October 1, 2004	11,389,481	$11,389	$10,069,833	$(10,612,776)	$(531,554)

Fair value of stock options issued to non-employees			2,580		2,580
Proceeds from issuance of common stock	2,142,856	2,143	1,499,107		1,501,250
Common stock issued in exchange for convertible debt	800,000	800	559,200		560,000
Settlement of registration penalty through issuance of warrants			208,000		208,000
Reclassification of warrants with registration obligation to liability			(73,159)		(73,159)
Reclassification of warrants upon fulfillment of registration
obligations to equity			407,074		407,074
Net loss				(1,027,356)	(1,027,356)

Balance, September 30, 2005	14,332,337	14,332	12,672,635	(11,640,132)	1,046,835

Exercise of stock options	71,389	71	47,432		47,503
Common stock issued in exchange for convertible debt	2,341,883	2,343	1,636,975		1,639,318
Net loss				(717,326)	(717,326)

Balance, September 30, 2006	16,745,609	$16,746	$14,357,042	$(12,357,458)	$2,016,330

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Mitek Systems, Inc. (the "Company") is a designer, manufacturer and marketer of advanced character recognition products for intelligent forms processing applications ("Character Recognition") with an emphasis in document imaging system products and solutions systems integration services.

During the years ended September 30, 2006 and 2005, the Company has incurred losses of $717,326 and $1,027,356, respectively. Cash used for operations improved from $2,022,174 in 2005 to $53,527 in 2006. The Company has a cash balance of approximately $2.3 million as of September 30, 2006. Management believes that the current cash balance and cash expected to be generated from operations for the next twelve months will be adequate to satisfy its working capital needs for the next twelve months. In 2004, the Company addressed its cash requirements by issuing Convertible Debt (see Note 5 of the accompanying financial statements). In 2005, the Company received equity investments of $1.5 million from J.H. Harland & Co. As discussed in Note 7 of the accompany notes, the Company received an additional $1 million arising from the sale of the checkquest assets in 2004 and resolution of the BSM legal matter in 2005. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

Also, see the discussion of the pending acquisition transaction of Parascript, LLC, as more fully described under Note 10 and the related credit facilities, which may exist upon the consummation of such transaction.

Basis of Accounting - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; and when technological feasibility is achieved for our products. The Balance Sheet items that are significantly impacted by estimates include the contingencies related to the collectability of accounts receivable, the useful lives of fixed assets and the associated depreciation expense thereupon, the valuation of tax losses and credits. In addition, we use assumptions to estimate the fair value of stock-based compensation. Actual results may differ from management’s estimates and assumptions.

Fair Value of Financial Instruments - The carrying amount of cash, cash equivalents, accounts receivable, notes receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition - Revenue from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific evidence about the fair value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Software license revenue for arrangements to deliver unspecified additional software products in the future is recognized ratably over the term of the arrangement, beginning with the initial shipment. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer.

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

Advertising expense -Advertising costs are expensed as incurred and totaled approximately $24,000 and approximately $45,000 during the years ended September 30, 2006, and 2005, respectively.

Cash and Cash Equivalents - Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of our cash is deposited with one financial institution. We monitor the financial condition of the financial institution and we do not believe that the deposit is subject to a significant degree of risk. However, the bank has FDIC insurance of up to $100,000, and any financial problems with the bank may impact the company.

Allowance for Doubtful Accounts - The allowance for doubtful accounts reflects our best estimate for probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2006.

Inventories	$6,833
Prepaid insurance	29,277
Deposits and prepaid rent	63,515
Financing costs (Note 10)	39,750
Prepaid expenses	59,245
Total	$198,620

Inventories - Inventories consisting of finished goods are recorded at the lower of cost or market.

  Property and equipment - Property and Equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2006.

Property and equipment - at cost:
Equipment	$669,026
Furniture and fixtures	132,015
Leasehold improvements	49,299
$850,340

Less: accumulated depreciation and amortization	(766,810)
Total	$83,530

Property and equipment are carried at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or 7 years. Expenditures for repairs and maintenance are charged to operations while renewals and betterments are capitalized. Total repairs and maintenance expenses for the year ended September 30, 2006 amounted to approximately $56,000. Depreciation and amortization of property and equipment totaled approximately $52,000 and $92,000 for the years ended September 30, 2006 and 2005, respectively.

Other Assets - Other assets consisted of the following at September 30, 2006:

Prepaid rent	$29,465
Prepaid other	22,557
Total	$52,022

Long-Lived Assets - We periodically evaluate the carrying value of license agreements and other intangible assets to determine whether any impairment of these assets has occurred or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. We did not record any impairment for the years ended September 30, 2006 and 2005.

Investment in Mitek Systems Ltd. - Between September 1, 2000 and fiscal 2001, we acquired an investment in Itech Business Solutions Ltd., who subsequently changed their name to Mitek Systems Ltd. In fiscal year 2002, we made an interest bearing loan to Mitek Systems Ltd. which was later converted to equity. In the first quarter of fiscal 2005, our entire interest in Mitek Systems Ltd. was repurchased by the principal stockholder of Mitek Systems Ltd., which resulted in net proceeds of $150,000. Included in fiscal 2005 Other Income (Expenses) is $15,710 related to the gain in equity investment in Mitek Systems Ltd.

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

Net  Loss Per Share - We calculate net loss per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive. Outstanding stock options for fiscal 2006 and 2005 of 2,616,246 and 2,006,719, respectively, were excluded from this calculation, as they would have been antidilutive. In addition, 1,060,000 Laurus warrants and 321,428 Harland warrants were excluded from this calculation in fiscal 2006, as they would reduce net loss per share. In fiscal 2005, 2,341,883 shares issuable upon conversion of debt to equity and exercise of 1,060,000 Laurus warrants and 321,428 Harland warrants were excluded from this calculation, as they would reduce net loss per share.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), “Share-Based Payment” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That compensation cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The company will adopt the modified prospective transition method under SFAS 123R effective October 1, 2006. We are continuously evaluating the impact of the adoption of SFAS 123(R), and currently believe the impact will be significant to our overall results of operations or financial position.

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

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” which amends SFAS No. 140. SFAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 156 to have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the FAS issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. The Company is currently analyzing the expected impact of adoption of this Statement on its financial statements.

In July 2006, the Emerging Issues Task Force Reached Consensus on Issue No. 06-03 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation),” that provides guidance on how sales tax collected from customers should be presented in the income statement. The Company will adopt this statement immediately, and will disclose the caption in which sales tax is recorded in accordance with the consensus reached in this issue when sales tax has been collected.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” that provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position will be adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 2 - STOCK BASED COMPENSATION

As permitted by SFAS No. 123, Accounting for Stock-Based Compensation, we account for costs of stock-based compensation to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations, and accordingly, discloses the pro forma effect on net income (loss) and related per-share amounts assuming the fair value based method to account for stock-based compensation (Note 2) had been used. The fair value of stock compensation issued to non-employees is determined using the Black-Scholes option pricing model and compensation expense is recorded pursuant to the provisions of EITF 96-18.

We account for stock options granted to our employees and members of our board of directors under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB No. 25) Accounting for Stock Issued to Employees, and related interpretations, and with the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Pursuant to APB No. 25, no compensation cost is recognized for options granted to employees and non-employee directors at fair value on the grant date (measurement date).

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

(rounded)	Year Ended September 30, 2006		Year Ended September 30, 2005
Net loss, as reported		($717,000)		($1,027,000)
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects		0		0
Deduct; Total stock-based employee compensation expense determined under the fair value method, net of related tax effects		(406,000)		(322,000)
Pro Forma net loss		($1,123,000)		($1,349,000)
Net loss per share - basic and diluted, as reported	$	( .05)	$	( .08)
Pro Forma net loss per share - basic and diluted	$	( .07)	$	( .12)

NOTE 3 - INCOME TAXES

 For the years ended September 30, 2006 and 2005 the provision (benefit) for income taxes were as follows (rounded):

	2006	2005
Federal - Current	$0	$0
State - Current	$800	$(714)
Total	$800	$(714)

Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax liabilities and assets as of September 30, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets (liabilities):
Reserves not currently deductible	$28,000	$34,000
Book depreciation and amortization in excess of tax	30,000	33,000
Research credit carryforwards	551,000	551,000
AMT credit carryforward	69,000	69,000
Net operating loss carryforwards	4,763,000	4,485,000
Capitalized research and development costs	832,000	548,000
Uniform capitalization	2,000	1,000
Other	356,000	610,000
Total deferred tax assets	6,631,000	6,331,000
Valuation allowance for net deferred tax assets	(6,631,000)	(6,331,000)
Total	$0	$0

 We have provided a valuation allowance against deferred tax assets recorded as of September 30, 2006 and 2005 due to uncertainties regarding the realization of such assets.

 The research credit and net operating loss carryforwards expire during the years 2006 to 2025. The federal and California net operating loss carryforwards at September 30, 2006 are approximately $12,927,000 and $6,306,000, respectively.

  The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

	2006	2005
Amount computed using statutory rate	$(260,000)		$(372,000)
Net change in valuation allowance for net deferred tax assets	300,000		461,000
Non-deductible items	8,000		8,000
State income taxes	(47,200)		(97,714)
Provision for income taxes	$800	$	(714)

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Legal Matters - We are not aware of any legal proceedings or claims that Management believes may have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan - We have a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Mitek’s contributions. During fiscal 2006 and 2005, the Board elected not to make any contributions to the plan.

 Leases - Our office is leased under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. In September 2005, we signed a seven year lease for a property located at 8911 Balboa Avenue, San Diego, California and moved in early December of 2005. The Lease is effective and binding on the parties as of September 19, 2005; however, the term of the Lease began on the date on which the Landlord achieved substantial completion of certain improvements in accordance with the terms of the Lease (the "Commencement Date"). The initial term of the Lease is seven years. The Lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date; however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions. As of the date of this financial statement, the Company does not have any intent to terminate this office lease

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2007	$304,206
2008	313,762
2009	323,318
2010	332,874
2011	342,430
Thereafter	410,916
Total	$2,027,506

 Rent expense for operating leases, net of sub-lease income of $0 and $60,000, for the years ended September 30, 2006 and 2005 totaled $337,639 and $410,128, respectively.

NOTE 5 - ISSUANCE OF CONVERTIBLE DEBT

On June 11, 2004, we secured a financing arrangement with Laurus Master Fund (“Laurus”). The financing consists of a $3 million Secured Note that bears interest at the rate of prime (as published in the Wall Street Journal), plus one percent and has a term of three years (matures June 11, 2007).

As noted below, on June 2, 2006, Laurus converted the remaining Secured Note balance to Common Stock, leaving no principal balance due. The Secured Note was convertible into shares of our common stock at an initial fixed price of $0.70 per share, a premium to the 10-day average closing share price as of June 11, 2004. The Secured Note was not convertible until the sooner of (a) time the shares underlying the debt was registered with the SEC and declared effective or (b) shares were available for trading under the provisions of Rule 144.The conversion price of the Secured Note was subject to adjustment upon the occurrence of certain events, such as anti-dilution provisions, all of which were within the control of the company. A registration rights agreement was executed requiring us to register the shares of our common stock underlying the Secured Note and warrants so as to permit the public resale thereof. Liquidated damages of 2% of the Secured Note balance per month would accrue if stipulated deadlines were not met. Prior to the end of fiscal 2004, we incurred a penalty of $208,000 to Laurus Funds for failing to register the securities underlying the Secured Notes and Warrants. On October 4, 2004, the Company settled this penalty with Laurus Master Fund, LLC by agreeing to issue an additional warrant for the purchase of 200,000 shares at a price of $0.70 per share. The value of this additional warrant was calculated by us to be $73,159, using a Black-Scholes option pricing model. We incurred additional liquidated damages, payable in cash, in the amount of $215,000 for the period January 1, 2005 to May 13, 2005. The registration became effective on May 13, 2005.

In conjunction with raising capital through the issuance of convertible debt, the Company has issued various warrants that have registration rights for the underlying shares.  As the contracts required the company to register the shares underlying the warrants and which contained liquidating damages, which is not within the control of the Company by September 10, 2004, pursuant to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet ($367,887) and the change in fair value from the date of issuance to September 30, 2004 and the applicable period in 2005 has been included in other (expense) income.

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated among the debt instrument and the warrants. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 is being amortized over the term of the Secured Note. Cumulative amortization of the debt discounts through June 30, 2006 was $1,041,271. The amortization of above mentioned expenses were approximately $418,000 in fiscal 2006 and approximately $527,000 in fiscal 2005. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), was approximately 36%.

On June 11, 2004, to secure the payment of all obligations, we entered into a Master Security Agreement which assigned and granted to Laurus a continuing security interest in all of the following property now owned or at any time upon execution of the agreement, acquired by us or subsidiaries, or in which any assignor now have or at any time in the future may acquire any right, title or interest: all cash, cash equivalents, accounts, deposit accounts, inventory, equipment, goods, documents, instruments (including, without limitation, promissory notes), contract rights, general tangibles, chattel paper, supporting obligations, investment property, letter-of-credit rights, trademarks, trademark applications, patents, patent applications, copyrights, copyright applications, trade styles and any other intellectual property, in each case, in which any Assignor now has or may acquire, any right, title or interest, all proceeds and products thereof (including, without limitation, proceeds of insurance) and all additions, accessions and substitutions. In the event any Assignor wishes to finance an acquisition in the ordinary course of business of any hereafter-acquired equipment and have obtained a commitment from a financing source to finance such equipment from an unrelated third party, Laurus agreed to release its security interest on such hereafter-acquired equipment so financed by such third party financing source.

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

At various time during fiscal 2006 through June 2, 2006, Laurus exercised its right to convert the outstanding principal balance of the note to common stock at the conversion price of $0.70 per share, leaving no principal balance due. We have therefore expensed all unamortized deferred financing costs associated with this debt as of June 2, 2006. In fiscal 2006, we issued 2,341,883 shares of common stock to Laurus upon conversion of $1,639,318 of debt to equity. In fiscal 2005, we issued 800,000 shares of common stock to Laurus upon conversion of $560,000 of debt to equity. Interest expense, including expensing of unamortized financing costs and amortization of financing costs, paid to Laurus during fiscal 2006 and 2005 amounted to approximately $466,000 and $929,000, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

John H. Harland Company made an investment in Mitek in February and May 2005, which is discussed in detail in Note 8 under Stockholders’ Equity. This transaction resulted in John H. Harland Company and its subsidiary, Harland Financial Services, (collectively “John Harland”) being considered related parties. John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

In fiscal 2006, we realized revenue of approximately $1,100,000 with John H. Harland Company for engineering development services under an existing development arrangement, unrelated to the sale of assets (Note 7). In addition, we realized revenue of approximately $213,000 in software license and software maintenance. At September 30, 2006 there was a balance due from John H. Harland Company of approximately $350,000. This balance was paid subsequent to September 30, 2006. Included in deferred revenue as of September 30, 2006, is approximately $175,000 related certain arrangements, for which vendor specific objective evidence of fair value was not determinable. In fiscal 2005, we realized revenue of approximately $775,000 with John H. Harland Company for engineering development services, unrelated to the sale of assets (Note 7).

In fiscal 2006, we realized revenue of approximately $100,000 with Harland Financial Solutions, a subsidiary of John Harland, for software license purchases and for software maintenance. At September 30, 2006 there was a balance due from Harland Financial Solutions of approximately $22,000. This balance was paid subsequent to September 30, 2006, but prior to this filing. In fiscal 2005, we realized revenue with Harland Financial Solutions for software license purchases and software maintenance for approximately $196,000.

Harland Financial Solutions sub-leased office space from us during fiscal 2005 which totaled approximately $60,000.

If the transaction described in Note 10 is approved by the shareholders, Parascript would be considered a related party. In fiscal 2006, we incurred royalty expense of approximately $100,000 to Parascript under the software licensing agreement. In fiscal 2005, we incurred royalty expense of approximately $148,000 related to Parascript. The royalties payable to Parascript at September 30, 2006 were approximately $39,000 and at September 30, 2005 were approximately $41,000. Of the royalties payable to Parascript at September 30, 2006, approximately $33,000 was paid subsequent to September 30, 2006.

NOTE 7 - SALE OF ASSETS

On July 7, 2004, we entered into an agreement with Harland Financial Solutions (HFS) wherein HFS acquired certain of our trade assets relating to its Item Processing line of business. In addition, HFS assumed the trade liabilities and hired certain of our personnel relating to this line of business. In connection with this transaction, we entered into a reseller agreement wherein HFS will be the exclusive reseller of this line of business. The consideration for this transaction was $1,425,000, plus the assumption of liabilities. The consideration was reduced by $100,000, which was placed in escrow pending delivery of our Fraud Protect System to certain customers. We fulfilled the required obligations and HFS released the $100,000 in the 4th Quarter of fiscal 2005 and was applied against the indemnification. The agreement required us to Indemnify HFS for future liabilities. The indemnification is limited to $250,000. The indemnification was settled for a total amount of $144,000 in the fourth quarter of fiscal 2005 and the indemnification has expired as of September 30, 2005.

Under the agreement, HFS had the right to acquire certain additional assets for an additional consideration of $1 million if we were able to comply with certain closing conditions such as resolution on BSM, Inc. arbitration hearing. In March 2005, we delivered certain executed documents according to terms satisfactory to the buyer, and received the additional $1,000,000 in April 2005. In addition, we recognized a gain of $106,129 relating to the indemnification as stated above, for a total additional gain on sale of $1,106,129 in 2005.

Note 8-Stockholders’ Equity

Shares Sold For Cash

On May 4, 2005, John H. Harland Company ("John Harland") acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share. As part of the acquisition of the shares on May 4, John Harland received warrants to purchase 160,714 additional shares of common stock at an exercise price of $0.70 per share. These warrants are valid until May 4, 2012. This sale was the second sale of securities pursuant to the terms of a Securities Purchase Agreement between Mitek and John Harland dated February 22, 2005, under which, on February 22, 2005, John Harland acquired 1,071,428 shares of unregistered common stock for an aggregate purchase price of $750,000, or $.70 per share As part of the acquisition of shares on February 22, John Harland received warrants to purchase 160,714 additional shares of common stock at $0.70 per share. These warrants expire on February 22, 2012.

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

Shares Issued For Conversion Of Debt To Equity

In fiscal 2006, we issued 2,341,883 shares of common stock to Laurus upon conversion of $1,639,318 in principal to equity. In fiscal 2005, we issued 800,000 shares of common stock to Laurus upon conversion of $560,000 in principal to equity.

Stock Options

We have stock option plans for executives and key individuals who make significant contributions to Mitek. The option price to those persons owning more than 10% of the total combined voting power of the Corporation’s stock shall not be less than 110% of the fair market value of the stock as determined on the date of the grant of the options.

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

The 2002 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted at no less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. However, we have elected a three year term date on non-qualified stock option grants.

The 2006 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted at no less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. However, we have elected a three year term date on non-qualified stock option grants.

Information concerning stock options granted by Mitek under all plans for the years ended September 30, 2006 and 2005 is as follows:

	Shares	Weighted Average Exercise Price Per Share
Balance, September 30, 2004	1,834,238	$1.58

Granted:	890,500	$1.02
Board of Directors	60,000	$.56
Management	575,000	$.57
Employees	255,500	$.54
Exercised	0	$1.00
Cancelled	(718,019)	$2.46

Balance, September 30, 2005	2,006,719	$1.06

Granted:
Board of Directors	175,000	$.85
Management	525,000	$.95
Employees	347,000	$.84
Exercised	(71,389)	$1.04
Cancelled	(366,084)	$2.46

Balance, September 30, 2006	2,616,246	$1.01

The following table summarizes information about stock options outstanding on September 30, 2006:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Non-Vested
$ 0.43- - $ 0.69	742,750	7.43	$0.56	510,739	$0.57	232,011
$ 0.75- - $ 0.92	824,861	6.98	$0.80	443,087	$0.83	381,774
$ 1.06- - $ 1.26	810,000	7.85	$1.10	810,000	$1.10	0
$ 1.60- - $ 1.68	119,083	5.03	$1.60	108,377	$1.60	10,706
$ 2.13- - $ 2.68	76,558	5.24	$2.32	76,558	$2.33	0
$ 3.25- - $12.37	42,994	3.60	$6.86	42,994	$6.81	0
	2,616,246	7.18	$1.01	1,991,755	$1.10	624,491

All stock options are granted with an exercise price equal to the fair market value of our common stock at the grant date. The weighted average fair value of the stock options granted was $.48 and $.69 for fiscal 2006 and 2005, respectively. The fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2006: risk-free interest rate of 5.07%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 82%. In 2005 the assumptions were: risk-free interest rate of 3.72%; expected dividend yield of 0%; expected life of 3 years; and expected volatility of 74%. Stock options generally expire between three to ten years from the grant date. Incentive stock options generally vest over a three-year period, with one thirty-sixth becoming exercisable on each of the monthly anniversaries of the grant date. Non-qualified stock options vest immediately and expire in three years from the date of the grant.

In fiscal 2005, we issued 10,000 stock options to non-employees which are accounted for as variable arrangements under the provisions of EITF 96-18. Compensation expense related to such award was $2,580 for the year ended September 30, 2005, and is included in general and administrative expense. Future increases in the fair value of our common stock could result in additional compensation expense.

Effective October 1, 2007, we are required to adopt SFAS 123 (R) - Stock Based Compensation, the adoption of which will result in fair value accounting for stock options and recognition of compensation expense in our statement of operations, as opposed to the current practice of presenting such effect of fair value accounting on a pro forma basis (Note 2).

NOTE 9 - PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues - During fiscal years 2006 and 2005, our revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

	Year Ended September 30,
	2006	2005
Character recognition	50%	64%
Maintenance & Other	50%	36%

Sales Concentrations - The Company sells its products primarily to community depository institutions. For the years ended September 30, 2006 and 2005, the Company had the following sales concentrations:

	Year Ended September 30,
	2006	2005
Customers to which sales were
in excess of 10% of total sales
Number of customers	2	2
Aggregate percentage of sales	35%	31%

Foreign Sales - primarily Europe & Asia	15%	23%

Accounts receivable to the customers to which sales were in excess of 10% of total sales was approximately $497,000 as of September 30, 2006. This entire amount was paid subsequent to September 30, 2006, but prior to the date of this filing. Sales to these customers including related parties during fiscal 2006 were approximately $2,144,000.

Of the $1,078,000 accounts receivable as shown at September 30, 2006, $1,024,000 were collected subsequent to September 30, 2006 but prior to the date of this filing.

Below is a summary of the revenue by product lines.

	2006	2005
Revenue (000’s)
Recognition Toolkits	$2,872	$4,059
Document and Image Processing Solutions	116	160
Maintenance and other	3,033	2,375
Total Revenue	$6,021	$6,594

NOTE 10 - ACQUISITION OF PARASCRIPT LLC

 On July 14, 2006, we announced that we had entered into an agreement to acquire substantially all of the assets and associated liabilities of Parascript LLC, a Wyoming limited liability company. Under this agreement, Parascript unit holders will receive approximately $80 million in cash and 52 million shares of Mitek common stock. Funding for the transaction is to be provided by Plainfield Offshore Holdings V111, Inc. The transaction is subject to approval by shareholders of Mitek and the unit holders of Parascript, as well as the authorization and registration of shares to be issued to Parascript and other customary closing conditions.

The merger will be accounted for as a “reverse acquisition” using the purchase method of accounting under generally accepted accounting principles.  Although Mitek is the legal acquirer, Parascript will be treated as the acquiring company for accounting purposes in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations.”  The factors influencing this accounting treatment include:

•
Holders of Parascript’s units will control a majority of the voting rights and receive approximately 55% of the common stock of the company on a fully-diluted basis, and assuming full conversion of the Plainfield debt as described more fully below;

•	Parascript’s business represents the larger market capitalization and revenues of the combined company;

•	A current director of Parascript will be the Chairman of the combined company ;

•	A director, and the President and Chief Operating Officer of the combined company will be the current CEO of Parascript;

•
The Board of Directors of the combined company will be comprised of seven members, two from the current Mitek board, two from the current board of directors of Parascript’s manager, Parascript Management, Inc., and three independent directors; and

•	The CEO and CFO of Mitek will become CEO and CFO of the combined company.

Under the purchase method of accounting for a reverse acquisition, the aggregate consideration paid is allocated to the tangible and identifiable intangible assets acquired and liabilities assumed of the accounting acquirer, Mitek is recorded at their fair values at the date of the completion of the transaction. Any excess of the enterprise value in excess of the acquired entity is recognized as goodwill. Since Parascript unit holders will retain control, among other factors, on a post merger basis, the total merger purchase price consideration paid to the unit holders of Parascript is treated similar to a distribution for accounting purposes. The final valuation will be based on the actual net tangible and intangible assets to be acquired and liabilities to be assumed of Mitek that exist as of the date of the completion of the merger. The fair value was determined based on Mitek common stock on the OTC for one day prior to the signing of the definitive agreement or announcement of the business combination, (July 13, 2006).

On September 18, 2006, we announced that we have entered into a definitive Amended and Restated Agreement and Plan of Merger (the "Merger Agreement") with Mitek Acquisition Sub, LLC, a Wyoming limited liability company (the "Acquisition Sub"), Parascript, LLC, a Wyoming limited liability company ("Parascript") and Parascript Management, Inc., a Wyoming corporation, pursuant to which Parascript will merge with and into the Acquisition Sub (the "Merger"). Upon consummation of the Merger, Parascript will be the surviving company and we will be the holder of all of the outstanding limited liability company interests of Parascript.

The closing of the Merger is subject to various closing conditions, including: (i) approval by the stockholders of Mitek of (a) an increase in the number of its authorized shares to provide sufficient shares to be issued in connection with the Merger and (b) a change of the name of Mitek to “Parascript, Inc.” after closing; (ii) entry by Mitek into definitive financing agreements of from $85 million to $95 million in order to consummate the Merger; (iii) approval of the Merger Agreement by the unit holders of Parascript, (iv) regulatory approvals, (v) the effectiveness of the registration statement to be filed by Mitek (the "Registration Statement"),
(vi) the satisfaction or waiver of other customary conditions and (vii) upon completion of financing.

To finance the merger, Mitek will obtain up to $95 million in financing from Plainfield Offshore Holdings VIII Inc. and/or its affiliates. Mitek has obtained financing commitments from Plainfield in which up to $95 million (including a $5 million revolving credit facility) will, subject to satisfaction of certain conditions in the credit facilities and notes documents, be available to Mitek to consummate the transaction with Parascript. Because the transaction cannot be consummated without this outside financing from Plainfield, the receipt of up to $90 million in private financing is a condition to the closing of the merger. The financing proceeds will be used as partial merger consideration and to pay the fees and expenses incurred in connection with the merger and related financing. These fees and expenses, which include legal, accounting and advisory costs, are estimated to be $5.7 million. In addition, financing fees are estimated to be $3.3 million. The costs of the acquisition transaction incurred by Parascript will be treated as acquisition costs and the costs of the transaction incurred by Mitek will be expensed. Financing costs will be capitalized and amortized over the term of the Plainfeld Debt using the effective interest method.

The financing commitments contemplate two distinct sources of financing, namely, (i) Senior Secured Credit Facilities in the aggregate amount of $60 million (including a $5 million revolving line of credit to be used for working capital and other general corporate purposes) with an initial interest rate of LIBOR plus 7.5% (such combined rate not to be less than 11%), the LIBOR rate as of September 30, 2006 was 5.37%, secured by all of the assets of the combined company and (ii) $35 million from the issuance and sale of 9.75% senior subordinated convertible notes (the "Notes").

The Senior Secured Credit Facilities will consist of a senior secured term loan facility in an aggregate principal amount of $55 million and a senior secured revolving credit facility in an aggregate principal amount of $5 million having an interest rate of LIBOR plus 7.5%, but in no event less than 11%. The term facility will mature on the fifth anniversary of the closing date and will amortize in equal quarterly installments during each of the fourth and fifth years following the closing date in an aggregate amount equal to $2.5 million per quarter, with the unpaid balance payable on the final maturity date. The revolving facility will mature, and lending commitments thereunder will terminate, on the fifth anniversary of the closing date. Mandatory prepayments of the revolving facility are required if Revolving Exposures (as defined in the credit facilities documents) exceed Revolving Commitments (as defined in the credit facilities documents). Mandatory prepayments of the term facility are required (i) upon a Change of Control (as defined in the credit facilities documents), (ii) upon dispositions of assets (subject to a reinvestment right), (iii) upon receipt of insurance or condemnation payments (subject to a reinvestment right) and (iv) upon the issuance of equity or receipt of capital contributions, in the case of each of clauses (ii)-(iv), with baskets and exceptions as provided in the credit facilities documents. If Mitek voluntarily prepays or is required to prepay pursuant to clause (i) above any loans under the term facility within the first year, it must pay 103% of the outstanding principal. If Mitek makes such prepayment in the second or third year, it must pay 101% of the outstanding principal. Thereafter, it may prepay without penalty.

The Notes will bear interest at a rate of 9.75% per annum. The Closing Date will be the issue date of the Notes (the "Issue Date"). Interest payments will be due each quarter. Up to and including the fourth anniversary of the Issue Date, Mitek may, at its option, pay interest either in cash or additional Notes. The Notes are convertible into Mitek common stock, in whole or in part, at the option of the holders, at any time. The conversion price is $1.60 per share of Mitek common stock if there is no sale of shares to other investors from the merger date to the conversion date. However, reserved stock options at the consummation of the merger are not considered dilutive. The Notes will mature on the sixth anniversary of the Issue Date. Mitek will be required to offer to purchase the Notes at the option of the holder (i) at a purchase price of 101% of the outstanding principal amount plus accrued interest upon a Change of Control (as defined in the indenture governing the Notes) and (ii) at a purchase price of 100% of the outstanding principal amount plus accrued interest upon certain asset sales.

If the transaction described in Note 10 is approved by the shareholders, Parascript would be considered a related party. In fiscal 2006, we incurred royalty expense of approximately $100,000 to Parascript under the software licensing agreement. In fiscal 2005, we incurred royalty expense of approximately $148,000 to Parascript. The royalties payable to Parascript at September 30, 2006 were approximately $39,000 and at September 30, 2005 were approximately $41,000. Of the royalties payable to Parascript at September 30, 2006, approximately $33,000 was paid subsequent to September 30, 2006 but prior to this filing.

The transaction described in Note 10 may impact our ability to satisfy our cash needs if we terminate the agreement before completion of the merger in certain circumstances. The merger agreement provides that each of Mitek and Parascript may be required to pay a termination fee to the other in an amount of $1 million plus fees and expenses up to $500,000.

Employment Contracts - Mitek and Parascript have entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Chief Technology Officer. The employment agreements are only effective upon the closing of the merger transaction with Parascript and expire at at the end of 2 or 3 year terms from the effective date. The agreements provide for initial aggregate annual base compensation of $1.1 million per year. Each of these employment agreements provide for the participation in any incentive bonus program adopted by the Company, the executives receive between 30% to 50% bonus of the respective base salary upon achievement of certain goals. There is no minimum bonus that the executive receive. Additionally, these individuals have been granted, subject to the closing of the merger transaction with Parascript, options under the Company’s stock option plan ranging from 1% to 3% of the fully diluted shares outstanding including Plainfield convertible note upon the closing of the merger transaction.

NOTE 11 - SUBSEQUENT EVENTS

After September 30, 2006, one former employee exercised options to purchase 5,528 shares of stock. The cash proceeds of this exercise were $4,636.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NONE

ITEM 8A.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the year ended September 30, 2006.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal year ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.     OTHER INFORMATION

NONE

PART III

ITEM 9.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to our Bylaws, the Board of Directors has fixed the number of authorized directors at seven. The members of the Board of Directors serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table includes the names and certain information about our directors and executive officers.

Name	Age	Position

John M. Thornton	74	Chairman of the Board

James B. DeBello	48	Chief Executive Officer, Director

Tesfaye Hailemichael	56	Chief Financial Officer

Michael Bealmear (1)(2)(3)	59	Director

Vinton Cunningham (2)	70	Director

Gerald I. Farmer, Ph. D.(2) (3)	72	Director

Sally B. Thornton	72	Director

William P. Tudor (1)	60	Director

John M. Thornton. Mr. Thornton has been a director of Mitek since March 1986. He was appointed Chairman of the Board as of October 1, 1987 and served as President, Chief Executive Officer and Chief Financial Officer from September 1998 to May 2003, when he resigned from his positions as President and Chief Executive Officer. He resigned from his position as Chief Financial Officer in May 2005. He continues to serve as Chairman of the Board. Previously, he served as President of Mitek from May 1991 through July 1991 and Chief Executive Officer from May 1991 through February 1992. From 1976 through 1988, Mr. Thornton served as Chairman and Vice Chairman of the Board at Micom Systems, Inc. Mr. Thornton was Chairman and President of Wavetek Corporation for 18 years. Mr. Thornton is also Chairman of the Board of Thornton Winery Corporation in Temecula, California.

James B. DeBello. Mr. DeBello has been a director of Mitek since November 1994. He has been President and Chief Executive Officer of Mitek since May 2003. Previously he was Chief Executive Officer of AsiaCorp Communications, Inc., a wireless data infrastructure and software company, from July 2001 to May 2003. He was Venture Chief Executive Officer for IdeaEdge Ventures, Inc., a venture capital company, from June 2000 to June 2001. From May 1999 to May 2000 he was President, Chief Operating Officer and a member of the Board of Directors of CollegeClub.com, an internet company. From November 1998 to April 1999 he was Chief Operating Officer of WirelessKnowledge, Inc., a joint venture company formed between Microsoft and Qualcomm, Inc. Before that, from November 1996 to November 1998, Mr. DeBello held positions as Vice President, Assistant General Manager and General Manager of Qualcomm, Inc.’s Eudora Internet Software Division, and Vice President of Product Management of Qualcomm, Inc.’s Subscriber Equipment Division. Mr. DeBello holds a B.A., magna cum laude and MBA from Harvard Business School and was a Rotary Scholar at the University of Singapore where he studied economics and Chinese.

Tesfaye Hailemichael. Mr. Hailemichael joined Mitek in May 2005 as Chief Financial Officer. Prior to joining Mitek, he served as Chief Financial Officer at Maxwell Technologies from 2003 to 2005. Prior to that, he served as Chief Financial Officer at Raidtec Ltd from 2001 to 2003. Prior to that, he served as Executive Vice President and Director of Transnational Computer Technology, Inc. from 1998 to 2001. Mr. Hailemichael served as Vice President of Finance and Chief Financial Officer of Dothill Systems, Inc. from 1990 to 1998.

Michael Bealmear. Mr. Bealmear has been a director of Mitek since April 2004. He has been President and Chief Executive Officer of Hyperroll since 2004. He was EVP and President of Worldwide Operations at Sybase, Inc. from 2002 to 2004. From 2001 to 2000 he was CEO at Convansys, Inc., from 1999 to 2000 he was CEO at Spear Technologies, and from 1997 to 1998 he was EVP at Cadence Design Systems.

Vinton Cunningham. Mr. Cunningham has been a director of the Company since May 2005. Retired since 2002, he served as Sr. Vice-President-Finance of EdVision Corporation from 1993 to 2002. Mr. Cunningham was Chief Operating Officer and Chief Financial Officer of Founders Club Golf Company from 1990 to 1993. He was Vice President-Finance of Amcor Capital, Inc from 1985 to 1990. Mr. Cunningham was Chief Financial Officer and Treasurer of Superior Farming Company, a wholly owned subsidiary of Superior Oil Company, from 1981 to 1985.

Gerald I. Farmer. Dr. Farmer has been a director of the Company since May 1994. He was Executive Vice President of the Company from November 1992 until June 1997. Before joining the Company, Dr. Farmer was Executive Vice President of HNC Software, Inc. from January 1987 to November 1992. He has held senior management positions with IBM Corporation, Xerox, SAIC and Gould Imaging and Graphics.

Sally B. Thornton. Ms. Thornton has been a director of the Company since April 1988. She has been a private investor for more than forty years. She served as a director of Micom Systems, Inc. from 1976 to 1988. From 1987 until 1996 she served as Chairman of Medical Materials, Inc, a composite plastics manufacturer. Ms. Thornton is on the Board of Directors of Thornton Winery Corporation in Temecula, California. She has been a Trustee of the Sjorgren’s Syndrome Foundation in New York and Stephens College in Missouri. Ms. Thornton is also a Life Trustee of the San Diego Museum of Art. Ms. Thornton is the spouse of John M. Thornton, Chairman of the Board.

William P. Tudor. Mr. Tudor has been a director of the Company since September 2004. He is President of Parent Tutor. Prior to that he was Executive Vice President of Scantron Corporation from July 2002 to July 2005. He was Chief Executive Officer of EdVision from June 1990 to July 2002.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of Forms, 3, 4, and 5 and amendments thereto furnished to us, we are not aware of any director, officer or beneficial owner of 10% of our common stock that failed to file on a timely basis as disclosed on the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2006, except that Messrs. Thornton, DeBello, Hailemichael, Bealmear, Cunningham, de Boucaud, Farmer and Tudor and Ms. Thornton failed to file a timely Form 4 to reflect option grants made on October 19, 2005.

We have adopted the Mitek Systems, Inc. financial Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The finance code of ethics is publicly available on our website at www.miteksystems.com. If we make any amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Office and Chief Financial Officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

ITEM 10.     EXECUTIVE COMPENSATION

The following table shows the compensation Mitek paid to its Chief Executive Officer and other executive officers who served as such at the end of fiscal 2006 and received annual compensation over $100,000.

Principal Position	Year	Salary ($)	Bonus ($)	Common Stock Underlying Options (#)

James B. DeBello	2006	316,113	--	350,000
President & Chief Executive Officer	2005 2004	300,385 275,000	-- --	800,000

Tesfaye Hailemichael (1) Chief Financial Officer	2006 2005	173,250 67,872	-- --	125,000 150,000

Emmanuel DeBoucaud (2) V.P., Sales	2006 2005 2004	162,442 150,000 37,500	49,345(2) 49,879(2) --	50,000 200,000

(1)	Mr. Hailemichael joined the Company in May 2005 and has an annualized salary of $173,250.
(2)	Mr. DeBoucaud joined the Company in July 2004 and has an annualized salary of $165,000. He received sales commissions of $49,345 during fiscal 2006 and $49,879 during fiscal 2005.

Stock Options

The following table shows, as to the individuals named in the Summary Compensation Table, information concerning stock options granted during the fiscal year ended September 30, 2006.

Option Grants in Last Fiscal Year
Potential Realizable
	Number of				Value at Assumed
	Securities				Annual Rates of Stock Price
	Underlying	Total Options			Appreciation for
	Options Granted	Granted to Employees in	Exercise or Base		Option Term (2)
	(#)(1)	FY 2006 (%)	Price ($/Share)	Expiration Date	5%($)	10%($)
James B. DeBello	100,000 100,000 150,000	10% 10% 14%	0.80 0.82 1.10	10/18/15 11/17/15 07/09/16	50,328 51,586 103,835	127,552 130,741 263,192
Tesfaye Hailemichael	25,000 100,000	2% 10%	0.80 1.10	10/18/15 07/09/16	12,582 69,223	31,888 175,461
Emanuel DeBoucaud	50,000	5%	0.80	10/18/15	25,164	63,776

(1)
Options vest monthly over a three-year period and have terms of ten years, subject to earlier termination on the occurrence of certain events related to termination of employment. In addition, the full vesting of the option is accelerated if there is a change in control of the Company. The options expiring on July 9, 2016 were fully vested on the date of the grant which was July 10, 2006.

(2)
The potential realizable value at assumed annual rates of stock price appreciation for the option term represents hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. The 5% and 10% assumed annual rates of compounded stock price appreciation are mandated by the rules of the Securities and Exchange Commission and do not represent our estimate or projection of our future common stock prices. These amounts represent assumed rates of appreciation in the value of our common stock from the fair market value on the date of the grant. The amounts reflected in the table may not necessarily be achieved.

The following table shows, as to the individuals named in the Summary Compensation Table, information concerning stock option values at the fiscal year end September 30, 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
	Number of Securities Underlying Unexercised Options at FY End		Value of Unexercised In-the Money Options at FY-End ($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable

James B. DeBello	852,776	297,224	334,444	192,556
Tesfaye Hailemichael	174,306	100,694	166,111	76,389
Emmanuel DeBoucaud	159,722	90,278	111,889	66,111

(1) Based on a closing bid price of $1.27 on September 29, 2006 as reported on the OTC BB.

 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows, as of November  30, 2006, the amount and class of the Company’s voting stock owned beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by (i) each director of the Company, (ii) the executive officers named in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of any class of the Company’s voting stock (except as noted below). The business address for each of these stockholders is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Name of beneficial Owner or Identify of Group	Number of shares of common stock Beneficially Owned	Percent of Class

John M. and Sally B. Thornton	2,814,959 (1)	16.8%
Gerald I. Farmer	55,000 (2)	*
James B. DeBello	1,150,000 (3)	6.9%
Michael Bealmear	45,000 (4)	*
William Tudor	65,000 (5)	*
Emmanuel DeBoucaud	250,000 (6)	1.5%
Vinton Cunningham	30,000 (7)	*
Tesfaye Hailemichael	275,000 (8)	1.6%
John Harland Company	2,464,284(9)	14.71%
White Pine Capital, LLC	984,900(10)	5.88%
Directors and Officers as a Group	4,684,959(11)	25.55%

*  Less than 1%.
(1)
John M. Thornton and Sally B. Thornton, husband and wife, are trustees of a family trust, and are each directors of the Company. Includes 115,000 shares of common stock subject to options exercisable within 60 days of November 30, 2006.

(2)	Includes 55,000 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(3)	Includes 919,444 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(4)	Includes 45,000 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(5)	Includes 35,000 shares of common stock held by Mr. Tudor, and 30,000 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(6)	Includes 187,500 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(7)	Includes 30,000 shares of common stock subject to options exercisable within 60 days of November 30, 2006.

(8)	Includes 193,750 shares of common stock subject to options exercisable within 60 days of November 30, 2006.
(9)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on May 13, 2005. The beneficial owner’s address is 2939 Miller Road, Decatur, Georgia 30035.
(10)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on February 10, 2006. The beneficial owner’s address is 60 South 6th Street, Suite 2530, Minneapolis, Minnesota 55402.
(11)	Includes 1,460,694 shares of common stock subject to options exercisable within 60 days of November 30, 2006.

Information with respect to beneficial ownership is based on information furnished to the Company by each person identified above.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2006, with respect to the Company’s compensation plans under which common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,616,246	1.01	1,492,472
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,616,246	1.01	1,492,472

 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no related party transactions with Mitek directors or executive officers in the last three fiscal years.

ITEM 13.     EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document	No. in Document
2.1	Amended and Restated Agreement and Plan of Merger dated September 18, 2006 by and among Mitek Systems, Inc., a Delaware corporation and Mitek Acquisition Sub, LLC, a Wyoming limited liability company and Parascript, LLC, a Wyoming limited liability company and Parascript Management, Inc., a Wyoming corporation, as the Member Representative.	A	2.1

3.1	Certificate of Incorporation of Mitek Systems, Inc.	A	3.1

3.2	Bylaws of Mitek Systems, Inc.	A	3.2

10.1	Mitek Systems, Inc. 2006 Stock Option Plan.	A	10.1

23.1	Consent of Stonefield Josephson, Inc		Filed herewith

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934..		Filed herewith

31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.		Filed herewith

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

_________________
A. Incorporated by reference to Mitek’s Registration Statement on Form S-4 Registration Number 333-138495.

 ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees for professional services rendered for the audit of our financial statements for each of the fiscal years ended September 30, 2006 and September 30, 2005, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) or services normally provided by the independent auditor in connection with statutory or regulatory filings or engagements for each of these fiscal years, were approximately $129,000 and approximately $128,000 respectively.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2006 or September 30, 2005.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning billed or expected to be billed by our independent auditors for the fiscal years ended September 30, 2006 or September 30, 2005.

All Other Fees

Other than described above, there were no other fees paid to our independent auditors. The Audit Committee believes there were no services provided by our independent auditors which would effect their independence.

Pre-Approval Policies

In accordance with the Audit Committee Charter, the Audit Committee has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by the Company’s independent auditors. Under these procedures, prior to the engagement of the independent auditor for pre-approved services, requests or applications for the auditors to provide services must be submitted to the Audit Committee and must include a detailed description of the services to be rendered. The chief financial officer and the independent auditors must ensure that the independent auditors are not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent auditors and the related fees.

Each request or application must include:

●a recommendation by the chief financial officer as to whether the Audit Committee should approve the request or application; and

●a joint statement of the chief financial officer and the auditors as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s and the requirements for auditor independence of the Public Company Accounting Oversight Board (“PCAOB”).

The Audit Committee also will not permit the independent auditors to be engaged to provide any services to the extent that the Securities and Exchange Commission has prohibited the provision of those services by independent auditors, which generally include:

•   bookkeeping or other services related to accounting records or financial statements;

•   financial information systems design and implementation;

•   appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•   actuarial services;

•   internal audit outsourcing services;

•   management functions;

•   human resources;

•   broker-dealer, investment adviser or investment banking services;

•   legal services;

•   expert services unrelated to the audit; and

•   any service that the PCAOB determines is not permissible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 29, 2006	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello,
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton John M. Thornton, Chairman of the Board and Director)	December 29, 2006

/s/ James B. DeBello James B. DeBello, President and Chief Executive Officer (Principal Executive Officer and Director)	December 29, 2006

/s/Tesfaye Hailemichael Tesfaye Hailemichael Chief Financial officer	December 29, 2006

/s/ Gerald I. Farmer Gerald I. Farmer, Director	December 29, 2006

/s/ Michael Bealmear Michael Bealmear, Director	December 29, 2006

/s/ Sally B. Thornton Sally B. Thornton, Director	December 29, 2006

/s/ William P. Tudor William P. Tudor, Director	December 29, 2006

/s/ Vinton Cunningham Vinton Cunningham, Director	December 29, 2006

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
8911 Balboa Ave, Suite B
San Diego, California 92123
(858) 503-7810

CORPORATE OFFICERS
James B. DeBello , President and Chief Executive Officer
Tesfaye Hailemichael, Chief Financial Officer
Emmanuel deBoucaud, Vice President of Sales

TRANSFER AGENT
Mellon Investor Services LLC
480 Washington Blvd., Jersey City, N 07310-1900
www.melloninvestor.com/isd

AUDITORS
Stonefield & Josephson, Inc.
2049 Century Park East, Suite 400 South, Los Angeles, California 90067

DIRECTORS
John M. Thornton, Chairman of the Board
Sally B. Thornton, Investor
Michael Bealmear (1) (2)
James B. DeBello, President, Chief Executive Officer
Gerald I. Farmer, Ph.D. (2)
William P. Tudor (1)
Vinton Cunningham (2)

NOTES
(1) Compensation Committee
(2) Audit Committee

FORM 10-K REPORT
Copies of our Form 10-KSB report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, California 92123, phone (858) 503-7810.