Form 10QSB
period 2006-12-31
MITEK SYSTEMS INC
filed 2007-02-14
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006 or

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

There were 16,751,137 shares outstanding of the registrant's Common Stock as of February 9, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended December 31, 2006

INDEX

Part 1. Financial Information

Item 1.	Financial Statements		Page

	a)	Balance Sheet (unaudited)
		As of December 31, 2006	1

	b)	Statements of Operations
		for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	2

	c)	Statements of Cash Flows
		for the Three Months Ended December 31, 2006 and 2005 (Unaudited)	3

	d)	Notes to Unaudited Financial Statements	4

Item 2.		Management’s Discussion and Analysis or Plan of Operation	12

Item 3.		Controls and Procedures	21

Part II. Other Information

Item 1.		Legal Proceedings	21

Item 6.		Exhibits and Reports on Form 8-K	21

Signature			22

ITEM 1
FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

December 31,
2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,447,663
Accounts receivable including related party of $19,606-net of allowance of $54,631	861,666
Inventory, prepaid expenses and other current assets	125,316
Total current assets	3,434,645

PROPERTY AND EQUIPMENT-net	72,241
OTHER ASSETS	50,777

TOTAL ASSETS	$3,557,663

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$917,260
Accrued payroll and related taxes	266,026
Deferred revenue	521,600
Other accrued liabilities	51,346
Total current liabilities	1,756,232

Deferred rent	30,261
TOTAL LIABILITIES	1,786,493

STOCKHOLDERS' EQUITY:

Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751
Additional paid-in capital	14,406,021
Accumulated deficit	(12,651,602)
Total stockholders' equity	1,771,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,557,663

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2006	2005

NET SALES
Software including approximately $24,000 and $17,000	$920,456	$785,583
to a related party, respectively
Professional Services, education and other including approximately	518,376	735,079
$86,000 and $350,000 to a related party, respectively
	1,438,832	1,520,662

COSTS AND EXPENSES:
Cost of sales-software	134,656	40,073
Cost of sales-professional services, education and other	22,106	369,738
Operations	21,982	21,464
Selling and marketing	255,019	398,557
Research and development	501,906	326,675
General and administrative	795,814	531,875
Total costs and expenses	1,731,483	1,688,382

OPERATING LOSS	(292,651)	(167,720)

OTHER INCOME (EXPENSE):
Interest expense	(5,916)	(311,648)
Interest and other income	4,423	6,936
Total other income (expense) - net	(1,493)	(304,712)

LOSS BEFORE INCOME TAXES	(294,144)	(472,432)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(294,144)	$(472,432)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,748,974	15,018,703

The accompanying notes form an integral part of these financial statements

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2006	2005
OPERATING ACTIVITIES
Net loss	$(294,144)	$(472,432)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	11,288	13,339
Provision for bad debts	(15,000)	-
Gain on disposal of property and equipment	-	(2,551)
Stock-based compensation expense	44,349	-
Amortization of debt discount	-	288,085
Changes in assets and liabilities:
Accounts receivable	231,910	(119,239)
Inventory, prepaid expenses, and other assets	74,549	40,998
Accounts payable	182,553	6,632
Accrued payroll and related taxes	(14,374)	(75,008)
Deferred revenue	(135,905)	(116,062)
Other accrued liabilities	26,790	(156,251)
Net cash provided by (used in) operating activities	112,016	(592,489)

INVESTING ACTIVITIES
Purchases of property and equipment	-	(41,189)
Proceeds from sale of property and equipment	-	4,150
Net cash used in investing activities	-	(37,039)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,636	5,153
Net cash provided by financing activities	4,636	5,153

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	116,652	(624,375)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,331,011	2,387,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,447,663	$1,762,829

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$-	$23,563
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Conversion of debt to equity	$-	$850,000

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

Results for the three months ended December 31, 2006 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.   Recently Issued Accounting Pronouncements

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

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

3.   Accounting for Stock-Based Compensation

Stock Based Benefit Plans

We have stock option plans for executives and key individuals who make significant contributions to Mitek. The option price to those persons owning more than 10% of the total combined voting power of the Corporation’s stock shall not be less than 110% of the fair market value of the stock as determined on the date of the grant of the options.

The 1996 plan provides for the purchase of up to 2,000,000 shares of common stock through incentive and non-qualified options. Options must be granted at fair market value of our stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. The 1996 plan maximized in February 1999 and no additional options may be granted under this plan.

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

Adoption of SFAS 123 (R)

On October 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) for periods beginning in fiscal 2007. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (SAB 107) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of October 1, 2006, the first day of the Company’s fiscal year 2007. The Company’s Financial Statements as of and for the three months ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Statement of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Statement of Operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the first quarter of fiscal 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first quarter of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended December 31, 2006 of approximately 2.9% for grants to all employees were based on historical forfeiture experience. The estimated expected life of option grants for the first three months of 2006 was approximately 6 years on grants to all employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended December 31, 2006 and December 31, 2005. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123R. Forfeitures are estimated. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations are based on the following assumptions:

Three Months Ended December 31, 2006
Risk-free interest rate	2.25% - 5.07%
Expected life (years)	6
Expected volatility	90%
Expected dividends	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three months ended December 31, 2006 which was allocated as follows:

Three Months Ended December 31, 2006
Research and development	$11,329
Sales and marketing	9,004
General and administrative	24,016

Stock-based compensation expense related to employee stock options included in operating expenses	$44,349

As a result of adopting SFAS 123(R) on October 1, 2006, the Company’s net loss for the three months ended December 31, 2006 was approximately $44,000 higher than it would have been if it had continued to account for share-based compensation under APB Opinion No. 25. The Company’s net loss per common share, basic and diluted, for the three months ended December 31, 2006 was $0.02. The Company’s net loss per common share, basic and diluted, for the three months ended December 31, 2006 would have been $0.01 if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value.

	Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Term (Years)	Aggregate Intrinsic Value

December 31, 2006
Vested	1,984,339	0.60	6.54	313,068
Unvested	586,040	0.37	8.37	180,659
Total	2,570,379	0.55	6.95	493,727

As of December 31, 2006, the company had $175,000 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.5 years. During the quarter ended December 31, 2006, 5,528 options with intrinsic value of $3,380 were exercised.

A summary of option activity under the Company’s stock equity plans during the three months ended December 31, 2006 is as follows:

	Number of Shares (in Thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2006	2,616	$1.01
Granted	0	0
Exercised	(6)	0.84
Cancelled	(40)	3.20
Outstanding at December 31, 2006	2,570	$0.98	6.97

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2006:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Non-Vested
$ 0.43- - $ 0.69	740,111	7.18	$0.56	565,219	$0.57	174,892
$ 0.75- - $ 0.92	818,222	6.75	$0.80	482,296	$0.83	335,926
$ 1.06- - $ 1.26	810,000	7.60	$1.10	810,000	$1.10	0
$ 1.60- - $ 1.68	107,000	4.51	$1.60	103,389	$1.60	3,611
$ 2.13- - $ 2.68	63,025	5.08	$2.31	63,025	$2.32	0
$ 3.25- - $12.37	32,021	3.34	$6.87	32,021	$6.80	0
	2,570,379	6.97	$0.98	2,055,950	$1.04	514,429

There were no stock options granted during the three months ended December 31, 2006.The per share weighted average fair value of options granted during the three months ended December 31, 2005 was $0.43.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared.

Prior to fiscal 2007, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

Pro forma information regarding net loss and loss per share is required by SFAS No. 123, Accounting for Stock-based Compensation, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement.

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the three months ended December 31, 2005.

2005
Risk free interest rates	4.43%
Dividend yields	0%
Volatility	79%
Weighted average expected life	3 years

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards to employees was amortized to expense over the options’ vesting period. Our pro-forma information is as follows (in thousands, except for net loss per share information):

Three months ended December 31, 2005
Net income (loss) as reported	$(472)
Net income (loss) pro forma	(574)
Net income (loss) per share as reported	(0.03)
Net income (loss) per share pro forma	(0.04)

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

In connection with the financing, Laurus was also issued warrants to purchase up to 860,000 shares of our common stock. The warrants are exercisable as follows: 230,000 shares at $0.79 per share; 230,000 shares at $0.85 per share and the balance at $0.92 per share. The gross proceeds of the convertible debt were allocated among the debt instrument and the warrants. Then we computed the beneficial conversion feature embedded in the debt instrument using the effective conversion price in accordance with EITF 98-5 and 00-27. We have recorded a debt discount of (i) $367,887 for the valuation of the 860,000 warrants issued with the note (computed using a Black-Scholes model with an interest rate of 2.53%, volatility of 81%, zero dividends and expected term of three years); (ii) $522,384 for a beneficial conversion feature inherent in the Secured Note and (iii) $151,000 for debt issue costs paid to affiliates of the lender, for a total discount of $1,041,271. The $1,041,271 was being amortized over the term of the Secured Note until the note was converted to shares on June 2, 2006. Cumulative amortization of the debt discounts through June 2, 2006 was $1,041,271. The effective annual interest rate of this Convertible Debt, after considering the total debt issue costs (discussed below), was approximately 36%.

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

There was no conversion of debt to equity for the period ended December 31, 2006 as the debt was fully converted to equity in June 2006 which left no outstanding principal balance on the note. During the quarter ended December 31, 2005, Laurus exercised its right to convert $850,000 of the outstanding principal balance of the note to common stock at the conversion price of $0.70 per share, and Laurus was issued 1,214,286 shares of common stock on this conversion to equity. In the quarter ended December 31, 2005, we expensed $288,085 of deferred financing costs associated with this debt.

5.    Commitments and Contingencies

Leases - Our office is leased under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. In September 2005, we signed a seven year lease for a property located at 8911 Balboa Avenue, San Diego, California and moved in early December of 2005. The Lease is effective and binding on the parties as of September 19, 2005; however, the term of the Lease began on December 9, 2005, which is the date on which the Landlord achieved substantial completion of certain improvements in accordance with the terms of the Lease (the "Commencement Date"). The initial term of the Lease is seven years. The Lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date; however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions. As of the date of this financial statement, the Company does not have any intent to terminate this office lease

Contingent Liability

Mitek has accrued, but not yet paid, approximately $700,000 of fees and expenses in contemplation of the merger (See Note 9). Mitek may have to recognize and pay up to $1.2 million of additional merger related expenses as a result of the termination of the contemplated transaction.  The Company has had discussions with its creditors who provided merger related services regarding these amounts owed, and at the time of such discussions, the creditors expressed a willingness to consider the Company's proposals for addressing these debts. No assurance can be made that the Company’s creditors will agree to a proposal that is satisfactory to the Company

6.     Related Party Transactions

John H. Harland Company made an investment in Mitek in February and May 2005, as discussed in detail in the Company’s annual 10K-SB filing, found at Note 8 under Stockholders’ Equity. This transaction resulted in John H. Harland Company and its subsidiary, Harland Financial Services, (collectively “John Harland”) being considered related parties. In connection with the sale, we granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants.

In the first quarter of fiscal 2007, we realized revenue of approximately $80,000 with John H. Harland Company (“John Harland”) for maintenance covering engineering development services pursuant to an agreement dated February 22, 2005 which was subsequently amended on December 29, 2005 and March 21, 2006. In addition, we sold to Harland Financial Solutions, a subsidiary of John Harland, software licenses and related software maintenance for approximately $30,000. In the first quarter of fiscal 2006, we realized revenue of approximately $350,000 with John H. Harland Company for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and related software maintenance for approximately $17,000. At December 31, 2006, there was an outstanding receivable balance from Harland Financial Solutions of approximately $20,000.

7.    Related Party Transactions - Below is a summary of the revenues by product lines.

	Three Months Ended December 31
Revenue	2006	2005
(000’s)
Recognition Toolkits	$903	$1,126
Document and Image Processing Solutions	12	10
Maintenance and other	524	385
Total Revenue	$1,439	$1,521

8.    Stockholders’ Equity

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

Under the terms of the Securities Purchase Agreement, John Harland had the right to make the second investment of $750,000 in the event we were able to increase our authorized shares of common stock. On May 4, 2005, the Shareholders of Mitek approved an amendment to our Certificate of Incorporation which increased the authorized number of shares of common stock of Mitek from 20,000,000 to 40,000,000 and John Harland completed the second investment of $750,000. In connection with the sale, we granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants. As a result of these transactions, John Harland is considered a related party, as defined under Generally Accepted Accounting Principles.

9.   Subsequent Events and Liquidity

    On July 14, 2006, we announced that we had entered into an agreement to acquire substantially all of the assets and associated liabilities of Parascript LLC, a Wyoming limited liability company. Under this agreement, Parascript unit holders were to receive approximately $80 million in cash and 52 million shares of Mitek common stock. Funding for the transaction was to be provided by Plainfield Offshore Holdings Vlll, Inc. The transaction was to be subject to approval by shareholders of Mitek and the unit holders of Parascript, as well as the authorization and registration of shares to be issued to Parascript and other customary closing conditions. For accounting purposes, this transaction was to be treated as a reverse acquisition, whereby Parascript LLC was to be treated as the acquirer of Mitek.

 On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement.  As previously reported, Mitek has accrued, but not yet paid, approximately $700,000 of fees and expenses in contemplation of the merger. Mitek may have to recognize and pay up to $1.2 million of additional merger related expenses as a result of the termination of the contemplated transaction.  The Company has had discussions with its creditors who provided merger related services regarding these amounts owed, and at the time of such discussions, the creditors expressed a willingness to consider the Company's proposals for addressing these debts. No assurance can be made that the Company’s creditors will agree to a proposal that is satisfactory to the Company. If the Company is required to make full payment of the various merger-related fees and expenses, it will have a material adverse effect upon our liquidity position and ability to operate.
.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) the impact of fees and expenses related to the planned transaction with Parascript (xvi) inflationary factors; (xvii) and other specific risks that may be alluded to in this MD&A.

Our strategy for fiscal 2007 is to grow the identified markets for our new products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide entrée into a larger base of community banks.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Mitek’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates by management are affected by management’s application of accounting policies, are subjective and may differ from actual results. Critical accounting policies for Mitek include revenue recognition, allowance for doubtful accounts receivable, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the Notes to the Financial Statements, filed with Form 10K-SB for the year ended September 30, 2006.

We consider many factors when applying generally accepted accounting principles to revenue recognition. These factors include, but are not limited to:

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer. Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards. Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse affect on our future revenues and operating results.

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

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involve significant estimates with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions.

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

RISK FACTORS
This Quarterly Report on Form 10-QSB contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Risks Associated With Our Business

We have recently terminated our business combination agreement with Parascript and the impact of various accrued costs and expenses associated with the transaction may have a material adverse effect upon our financial resources and our ability to operate in the future.

We expended considerable financial and other resources in connection with the proposed business combination with Parascript. We anticipated that the cash flow from the combined businesses would be used to satisfy the costs and expenses associated with the transaction. Because the transaction will not be consummated, the payment for the various substantial costs and expenses we have incurred will have a material adverse effect upon our financial condition and may have a negative impact on our ability to operate effectively, or at all, in the future.

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

As previously reported, Mitek has accrued, but not yet paid, approximately $700,000 of fees and expenses in contemplation of the merger. Mitek may have to recognize and pay up to $1.2 million of additional merger related expenses as a result of the termination of the contemplated transaction.  The Company has had discussions with its creditors who provided merger related services regarding these amounts owed, and at the time of such discussions, the creditors expressed a willingness to consider the Company's proposals for addressing these debts. If the Company is required to make full payment of the various merger related fees and expenses, it will have a material adverse effect upon our liquidity position and ability to operate.

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

As of December 31, 2006, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,699,959 shares of common stock or approximately 17% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 28% including outstanding options (vested and unvested) to acquire common stock. John H. Harland Company has 2,464,284 common stock or approximately 14.7% and 321, 428 warrants. Harland may acquire 321,428 common stock upon exercise of the warrants and increase its holding to approximately 16.2%. Laurus may acquire up to 1,060,000 shares upon exercise of its warrant or approximately 5% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2006, our common stock price ranged from $0.70 to $1.88. During the quarter ended December 31, 2006, our common stock price ranged from $0.92 to $1.55.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2006 and 2005

Net Sales. Net sales for the three month period ended December 31, 2006 were approximately $1,439,000, compared to approximately $1,521,000 for the same period in 2005, a decrease of approximately $82,000, or 5%. The decrease was primarily attributable to decrease in engineering services revenue to a related party. Such decrease was partially offset by an increase in software sales during the quarter.

Revenue from John Harland Co. for engineering development services were none for the quarter ended December 31, 2006 compared with $350,000 for the same period in fiscal 2005. The decrease in the current period is attributable to our fulfillment of the engineering services contract. However, we received $80,000 in maintenance revenue from John Harland relating to the product licensed under the contract for engineering development services. Revenue on software licenses and related maintenance of approximately $30,000 was sold to Harland Financial Solutions for the period ended December 31, 2006 compared to $17,000 for the same period in 2005.

Cost of Sales. Cost of Sales for the three month period ended December 31, 2006 was approximately $157,000 compared to approximately $410,000 for the same period in 2005, a decrease of approximately $253,000 or 62%. The dollar decrease was primarily attributable to the decrease in costs related to engineering services revenue from John Harland. Stated as a percentage of net sales, cost of sales were 11% compared to 27% for the same period in fiscal 2005. The decrease as a percentage of sales was primarily in costs related to engineering services revenue from John Harland.

Operations. Operations expense for the three-month period ended December 31, 2006 were approximately $22,000, compared to $21,000 for the same period in 2005. Stated as a percentage of net sales, operations expenses were 2% for the periods ended December 31, 2006 and 2005

Selling and Marketing. Selling and marketing expenses for the three month period ended December 31, 2006 were approximately $255,000, compared to $399,000 for the same period in 2005, a decrease of approximately $144,000 or 36%. Stated as a percentage of net sales, selling and marketing expenses decreased to 18% for the period ended December 31, 2006, compared to 26% for the same period in 2005. The dollar decrease in expenses for the three month period is primarily attributable to reduced headcount in the current fiscal year which was offset by stock option expense of approximately $9,000.

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended December 31, 2006 were approximately $502,000 compared to approximately $327,000 for the same period in 2005, an increase of approximately $175,000 or 54%. Stated as a percentage of net sales, research and development expenses increased to 34% for the period ended December 31, 2006 compared to 21% for the same period in 2005. The increase in expenses for the three month period ended December 31, 2006 includes approximately $11,000 in stock option expense.

Research and Development expenses for the quarter ended December 31, 2006 did not require any reclassification to cost of goods sold, as there was no engineering services revenue in this period. In the period ended December 31, 2005, such expense was shown net of $345,000 of costs related to contract development and therefore charged to cost of sales-professional services, education and other. Gross Research and development spending including charges to cost of sales were approximately $502,000 and $672,000 for the three month periods ended December 31, 2006 and 2005, respectively.

General and Administrative. General and administrative expenses for the three month period ended December 31, 2006 were approximately $796,000, compared to $532,000 for the same period in 2005, an increase of approximately $264,000 or 50%. Stated as a percentage of net sales, general and administrative expenses increased to 55% compared to 35% for the same period in 2005. The increase in expenses for the three month period is primarily attributable to the legal and regulatory costs relating to the merger of Parascript, LLC and Mitek described in Footnote 9 of the financial statements, and includes stock option expense of approximately $24,000.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended December 31, 2006 were approximately ($1,000) compared to interest and other income (expense) of approximately ($305,000) for the same period in 2005, a change of approximately $369,000. The primary reason for the change was the elimination of interest expense relating to the debt from Laurus, which was fully converted to equity in June 2006 leaving no outstanding principal balance on the note. This transaction is more fully discussed in Note 4 to the financial statements. In the period ended December 31, 2005, interest expense totaled $312,000, including cash interest paid to Laurus Master Fund of $24,000. Included in interest expense during this period was amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from accelerated conversion of debt to equity.

LIQUIDITY AND CAPITAL

At December 31, 2006, the Company had approximately $2,448,000 in cash and cash equivalents as compared to $2,331,000 at September 30, 2006. Accounts receivable totaled approximately $862,000, a decrease of approximately $217,000 over the September 30, 2006 balance of approximately $1,079,000. This decrease in accounts receivable was due to slightly lower sales in the first quarter and prompt collections.

We financed our cash needs during the first quarter of fiscal 2007 and for the same period in fiscal 2006 primarily from collections of accounts receivable and existing cash.

Net cash provided by operating activities during the three months ended December 31, 2006 was approximately $112,000. The primary use of cash from operating activities was the loss during the three month period of approximately $294,000. The primary sources of cash from operating activities was a decrease to accounts receivable of $232,000, an increase to accounts payable of approximately $183,000 which was offset by a decrease in deferred revenue of approximately $136,000. The primary non-cash adjustment to operating activities was stock option expense of approximately $44,000 and depreciation and amortization of approximately $11,000.

Our working capital and current ratio was approximately $1,678,000 and 1.96, respectively, at December 31, 2006, compared to $1,905,000 and 2.12 at September 30, 2006, and total liabilities to equity ratio was 1.01 to 1 at December 31, 2006 compared to .86 to 1 at September 30, 2006.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions. We believe that we will have sufficient capital to finance our operations for the next twelve months using existing cash and cash equivalents, and cash to be generated from operations, subject to the outcomes described below

As discussed in the accompanying financial statements, on July 14, 2006, we announced that we entered into an agreement to acquire substantially all of the assets and associated liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. Funding for this transaction was to be provided by a combination of $35 million in subordinated convertible notes and $55 million in senior debt from Plainfield Asset Management, LLC.

On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement.  As previously reported, Mitek has accrued, but not yet paid, approximately $700,000 of fees and expenses in contemplation of the merger. Mitek may have to recognize and pay up to $1.2 million of additional merger related expenses as a result of the termination of the contemplated transaction.  The Company has had discussions with its creditors who provided merger related services regarding these amounts owed, and at the time of such discussions, the creditors expressed a willingness to consider the Company's proposals for addressing these debts. No assurance can be made that the Company’s creditors will agree to a proposal that is satisfactory to the Company. If the Company is required to make full payment of the various merger related fees and expenses, it will have a material adverse effect upon our liquidity position and ability to operate.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of the quarter ended December 31, 2006.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2006, which Item 3 is incorporated herein by reference.

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

MITEK SYSTEMS, INC.

Date: February 13, 2007	/s/ James B. Debello
James B. DeBello, President and
Chief Executive Officer

Date: February 13, 2007	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer