Form 10QSB
period 2007-03-31
MITEK SYSTEMS INC
filed 2007-05-09
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number	0-15235

Mitek Systems, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8911 Balboa Ave., Suite B, San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number	(858) 503-7810

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

Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of May 4, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2007

INDEX

Part 1. Financial Information

Item 1.	Financial Statements	Page

a)	Balance Sheet (Unaudited)
	As of March 31, 2007	1

b)	Statements of Operations
	for the Three and Six Months Ended March 31, 2007 and 2006 (Unaudited)	2

c)	Statements of Cash Flows
	for the Six Months Ended March 31, 2007 and 2006 (Unaudited)	3

d)	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation	11

Item 3.	Controls and Procedures	20

Part II. Other Information

Item 1.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	21

Signature	22

FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

March 31,
2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,195,335
Accounts receivable including amount due from related party of $76,133-net of allowance	1,185,284
of $48,977
Inventory, prepaid expenses and other current assets	112,716
Total current assets	3,493,335

PROPERTY AND EQUIPMENT-net	66,681
OTHER ASSETS	29,465

TOTAL ASSETS	$3,589,481

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$687,555
Accrued payroll and related taxes	304,703
Deferred revenue	885,067
Other accrued liabilities	20,622
Total current liabilities	1,897,947

Deferred rent	35,039
TOTAL LIABILITIES	1,932,986

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value; 40,000,000 shares authorized,
16,751,137 issued and outstanding	16,751
Additional paid-in capital	14,502,376
Accumulated deficit	(12,862,632)
Total stockholders' equity	1,656,495

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,589,481

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,		March 31,
	2007	2006	2007	2006

SALES	$718,743	$657,286	$1,639,199	$1,442,869
Software including approximately $11,000 and $27,000 for the three month period and approximately $36,000 and $44,000 for the six month period to a related party, respectively
Professional Services, education and other including approximately $162,000 and $353,000 for the three month period and approximately $248,000 and $703,000 for the six month periodto a related party, respectively	582,698	797,922	1,101,074	1,533,001
	1,301,441	1,455,208	2,740,273	2,975,870

COSTS AND EXPENSES:
Cost of sales-software	62,376	57,595	197,032	97,668
Cost of sales-professional services, education and other	45,942	167,892	68,048	537,630
Operations	21,924	21,737	43,906	43,201
Selling and marketing	295,278	322,413	550,298	720,970
Research and development	495,384	405,290	997,290	731,965
General and administrative	591,183	416,423	1,386,997	948,298
Total costs and expenses	1,512,087	1,391,350	3,243,571	3,079,732

OPERATING INCOME (LOSS)	(210,646)	63,858	(503,298)	(103,862)

OTHER INCOME (EXPENSE):
Interest expense	(3,439)	(58,450)	(9,355)	(370,098)
Interest and other income	3,856	20,615	8,279	27,551
Total other income (expense) - net	417	(37,835)	(1,076)	(342,547)

INCOME (LOSS) BEFORE INCOME TAXES	(210,229)	26,023	(504,374)	(446,409)

PROVISION FOR INCOME TAXES	(800)	(800)	(800)	(800)

NET INCOME (LOSS)	$(211,029)	$25,223	$(505,174)	$(447,209)

NET INCOME (LOSS) PER SHARE - BASIC	$(0.01)	$-	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	16,751,137	15,699,456	16,750,044	15,355,339

NET INCOME (LOSS) PER SHARE - DILUTED	$(0.01)	$-	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING - DILUTED	16,751,137	17,492,880	16,750,044	15,355,339

 The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED
	March 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(505,174)	$(447,209)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	21,753	26,959
Provision for bad debts	(20,654)	(7,000)
Gain on disposal of property and equipment	-	(2,551)
Stock-based compensation expense	140,703	-
Amortization of debt discount	-	331,635
Provision for sales returns & allowances	-	(23,000)
Changes in assets and liabilities:
Accounts receivable	(86,054)	(210,826)
Inventory, prepaid expenses, and other assets	108,461	6,641
Accounts payable	(47,152)	964
Accrued payroll and related taxes	24,303	(42,476)
Deferred revenue	227,562	107,338
Other accrued liabilities	843	(160,446)
Net cash used in operating activities	(135,409)	(419,971)

INVESTING ACTIVITIES
Purchases of property and equipment	(5,947)	(51,411)
Proceeds from sale of property and equipment	1,044	4,150
Net cash used in investing activities	(4,903)	(47,261)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,636	5,153
Net cash provided by financing activities	4,636	5,153

NET DECREASE IN CASH AND CASH EQUIVALENTS	(135,676)	(462,079)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,331,011	2,387,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,195,335	$1,925,125

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$9,355	$38,463
Cash paid for income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Conversion of debt to equity	$-	$986,500

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-KSB. Refer to the Company’s financial statements on Form 10-KSB for the year ended September 30, 2006 for additional information. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and six months ended March 31, 2007 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.	Recently Issued Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, the adoption of SFAS 155 did not have an impact on our financial position, results of operations or cash flows.

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

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for fiscal years beginning after November 15, 2007.We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the application of the fair value option and its effect on our results of operations or financial condition.

3.	Accounting for Stock-Based Compensation

Stock Based Benefit Plans

We have stock option plans for executives and key individuals who make significant contributions to Mitek. The exercise price of options granted to those persons owning more than 10% of the total combined voting power of the Company’s stock are not to be less than 110% of the fair market value of the stock as determined on the date of the grant of the options.

The 1996 plan provides for the purchase of up to 2,000,000 shares of common stock through incentive and non-qualified options. Options are granted with an exercise price equal to the fair market value of our stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the plan on the same terms except that the options must be granted for a term of not more than five years. All the options available under the 1996 plan were granted prior to March of 1999 and no additional options will be granted under this plan.

The 1999 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive stock options are granted with an exercise price equal to the fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price not less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. To date, we have elected to grant non-qualified stock option grants under the 1999 plan with a three year term.

The 2000 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. To date, we have elected to grant non-qualified stock option grants under the 2000 plan with a three year term.

The 2002 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. To date, we have elected to grant non-qualified stock option grants under the 2002 plan with a three year term.

The 2006 plan provides for the purchase of up to 1,000,000 shares of common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of our stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of our stock at the grant date, and for a term of not more than five years. To date, we have elected to grant non-qualified stock option grants under the 2006 plan with a three year term.

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

The Company adopted SFAS 123(R) using the modified prospective transition method. In accordance with the modified prospective transition method, the Company’s Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and six month periods ended March 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first six months of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six months ended March 31, 2007 of approximately 12% for grants to all employees were based on historical forfeiture experience. The estimated expected life of option grants for the first three and six month periods ended March 31, 2007 was 4.5 years on grants to directors and 6.1 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six month periods ended March 31, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123R. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations for stock-based compensation awards to employees for the three and six month periods ended March 31, 2007 were based on the following assumptions:

Three and Six Months Ended March 31, 2007
Risk-free interest rate	4.49% - 4.71%
Expected life (years)	4.5 - 6.1
Expected volatility	90%
Expected dividends	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and six month periods ended March 31, 2007 which was allocated as follows:

	Three Months Ended March 31, 2007	Six Months Ended March 31, 2007
Research and development	$2,882	$14,211
Sales and marketing	11,893	20,897
General and administrative	81,579	105,595
Stock-based compensation expense related to employee stock options included in operating expenses	$96,354	$140,703

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual life (in Years)	Aggregate Intrinsic Value
March 31, 2007

Vested	2,217,168	0.57	6.31	67,837
Unvested	562,169	0.44	8.76	16,773

Total	2,779,337	$0.54	6.85	84,610

As of March 31, 2007, the company had $230,473 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.1 years. During the six months ended March 31, 2007, 5,528 options with intrinsic value of $3,380 were exercised.

A summary of option activity under the Company’s stock equity plans during the six months ended March 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2006	2,616,246	$ 1.01

Granted:
Board of Directors	90,000	$ .74
Executive Officers	0	$ .00
Employees	230,000	$ .72
Exercised	(5,528)	$ .84
Forfeited	(151,381)	$ 1.63

Outstanding, March 31, 2007	2,779,337	$ 1.01	6.85

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Unvested
$ 0.43- - $ 0.69	716,222	6.91	$ 0.56	591,391	$ 0.56	124,831
$ 0.72- - $ 0.92	1,091,069	6.68	$ 0.78	653,731	$ 0.81	437,338
$ 1.06- - $ 1.26	810,000	7.35	$ 1.10	810,000	$ 1.10	-
$ 1.60- - $ 1.68	67,000	6.86	$ 1.60	67,000	$ 1.60	-
$ 2.13- - $ 2.68	63,025	4.83	$ 2.31	63,025	$ 2.32	-
$ 3.25- - $12.37	32,021	3.09	$ 6.88	32,021	$ 6.80	-
	2,779,337	6.85	$ 0.94	2,217,168	$ 1.00	562,169

The per share weighted average fair value of options granted during the three and six months ended March 31, 2007 was $0.55.

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

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the six months ended March 31, 2006.

2006
Risk free interest rates	4.43%
Dividend yields	0%
Volatility	79%
Weighted average expected life	3 years

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards to employees was amortized to expense over the options’ vesting period. Our pro-forma information is as follows (in thousands, except for net loss per share information):

	Three months ended March 31	Six months ended March 31
	2006	2006
Net income (loss) as reported	$25	$(447)
Net loss pro forma	(76)	(650)
Net income (loss) per share as reported	.00	(.03)
Net loss per share pro forma	(.01)	(.04)

4. Commitments and Contingencies

Termination of Merger Agreement

On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31, 2007, the Company conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. The Company was able to settle all outstanding merger related obligations except an estimated $250,000 for potential liabilities which the Company has accrued for as of March 31, 2007. As a result, the Company incurred additional merger related expenses of approximately $106,000 in the three months ended March 31, 2007. Such merger related expenses are included in general and administrative expense for the three and six months ended March 31, 2007. During the quarter ended March 31, 2007, the Company also received a $150,000 settlement from merger related activities. This amount was recorded as a reduction of the merger related costs included in general and administrative expenses. During the three months ended March 31, 2007, the Company paid approximately $293,000 in merger related costs and agreed to pay approximately $524,000 in the next 30 to 60 days. At March 31, 2007, merger related obligations of approximately $524,000 are included in the balance sheet in accounts payable, including $250,000 related to amounts for which the Company has not yet reached settlement. This amount was determined pursuant to the guidance provided by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, Reasonable Estimation of the Amount. During the quarter ended March 31, 2007, we expensed approximately $65,000 of capitalized legal cost related to the merger and such costs have been included in general and administrative expenses.

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

5.	Related Party Transactions

John H. Harland Company made an investment in Mitek in February and May 2005, as discussed in detail in the Company’s annual 10K-SB filing for the year ended September 30, 2006, found at Note 8 under Stockholders’ Equity. This transaction resulted in John H. Harland Company (“John Harland”) and its subsidiary, Harland Financial Services being considered related parties. In connection with the sale, we granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants.

In the first quarter of fiscal 2007, we recognized revenue of approximately $155,000 with John Harland for engineering development services and for maintenance covering engineering development services. In addition, we sold to Harland Financial Solutions, a subsidiary of John Harland, software licenses and related software maintenance for approximately $18,000. In the first quarter of fiscal 2006, we realized revenue of approximately $353,000 with John Harland for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and related software maintenance for approximately $27,000. In the first six months of fiscal 2007, we realized revenue of approximately $235,000 with John Harland for software maintenance and engineering development services, and $49,000 with Harland Financial Solutions for software licenses and software maintenance. In the first six months of fiscal 2006, we realized revenue of approximately $703,000 with John Harland for engineering development services and approximately $44,000 to Harland Financial Solutions for software licenses and software maintenance. At March 31, 2007, there was an outstanding receivable balance from John Harland and Harland Financial Solutions of approximately $76,000.

6.	Product Revenues and Sales Concentrations

Product Revenues - During the three and six months ended March 31, 2007 and 2006, our revenues were derived primarily from the Character Recognition Product line. Below is a summary of the revenues by product lines:

	Three Months Ended March 31		Six Months Ended March 31
Revenue	2007	2006	2007	2006
(000’s)
Recognition Toolkits	$682	$657	$1,590	$1,433
Document and Image Processing Solutions	37	0	49	10
Professional services, Maintenance and other	582	798	1,101	1,533
Total Revenue	$1,301	$1,455	$2,740	$2,976

Sales Concentration - The Company sells its products primarily to community depository institutions. For the three months ended March 31, 2007 and 2006, the Company had the following sales concentrations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Customers to which sales were in excess of 10% of total sales
Number of customers	4	4
Aggregate percentage of sales	50%	67%

Accounts receivable to the customers in which sales were in excess of 10% of total sales was approximately $441,000 as of March 31, 2007. Sales to these customers including related parties during the three months ended March 31, 2007and 2006 were approximately $648,000 and $991,000, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) the impact of fees and expenses related to the planned transaction with Parascript (xvi) inflationary factors; and (xvii) other specific risks that may be alluded to in this MD&A.

Our strategy for fiscal 2007 is to grow the identified markets for our new products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, Mitek is determined to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection Solutions by entering into reselling relationships with key resellers who will better penetrate the market and provide Mitek entrée into a larger base of community banks.

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

Our efforts to reduce expenses and generate revenue may not be successful. We have funded our operations in the past by raising capital, selling certain assets and obtaining loans. If our revenues do not increase we will need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations.

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

While we believe that our current cash on hand and cash generated from operations, is sufficient to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing. If such financing is not available, or if available, is not on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition.

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

As of March 31, 2007, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,699,959 shares of common stock or approximately 16% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 28% including outstanding options (vested and unvested) to acquire common stock. John H. Harland Company (“John Harland”) has 2,464,284 shares of common stock or approximately 14.7% of our outstanding common stock. John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,785,712 shares or approximately 16.2% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 5% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2006, our common stock price ranged from $0.70 to $1.88. During the six months ended March 31, 2007, our common stock price ranged from $0.67 to $1.55.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Six Months Ended March 31, 2007 and 2006

Net Sales. Net sales for the three month period ended March 31, 2007 were approximately $1,301,000, compared to approximately $1,455,000 for the same period in 2006, a decrease of approximately $154,000, or 11%. The decrease was primarily attributable to decrease in engineering services revenue to John H. Harland, a related party. A portion of the decrease was partially offset by an increase in software sales during the quarter.

Revenue from John H. Harland Co. for engineering development services and maintenance was approximately $155,000 for the quarter ended March 31, 2007 compared with $353,000 for the same period in fiscal 2006. Revenue on software licenses and related software maintenance of approximately $18,000 was sold to Harland Financial Solutions for the period ended March 31, 2007 compared to $27,000 for the same period in 2006.

Net sales for the six month period ended March 31, 2007 were approximately $2,740,000 compared to approximately $2,976,000 for the same period in 2006, a decrease of approximately $236,000 or 8%. The decrease was primarily attributable to the decrease in engineering development services revenue from John Harland, a related party.

Revenue from John H. Harland Co. for the six month period ended March 31, 2007 was approximately $235,000 for engineering services and maintenance as compared to revenue of $703,000 for engineering development services in the same period in fiscal 2006. The reason for the decline in engineering development revenue at March 31, 2007 was due to the completion of the major development project from Harland in fiscal year ended September 30, 2006. Revenue on software licenses and related software maintenance from Harland Financial Solutions for the six month period ended March 31, 2007 was $49,000 compared to $44,000 for the same period in 2006.

Cost of Sales. Cost of Sales for the three month period ended March 31, 2007 was approximately $108,000 compared to approximately $225,000 for the same period in 2006, a decrease of approximately $117,000 or 52%. The dollar decrease was primarily attributable to the decrease in engineering development revenue from Harland and associated cost allocated from engineering to cost of professional services, education and other.. Revenue from Harland for the second quarter was lower compared to other quarters. Stated as a percentage of net sales, cost of sales were 8% compared to 16% for the same period in fiscal 2006. The decrease as a percentage of sales was primarily in costs of sales related to engineering revenue from Harland. Engineering development revenue from Harland has decreased in the second quarter of 2007 compared to at the same time in 2006 due to the completion of the project at the end of 2006.

Cost of sales for the six month period ended March 31, 2007 was approximately $265,000 compared to approximately $635,000 for the same period in 2006, a decrease of approximately $370,000 or 58%. Stated as a percentage of net sales, cost of sales were 10% compared to 21% for the same period in fiscal 2006. The dollar decrease, and the decrease as a percentage of sales, in cost of sales is due to a decrease in engineering services revenue from Harland and direct costs related to the engineering services revenue.

Operations. Operations expense for the three-month period ended March 31, 2007 were approximately $22,000, compared to $22,000 for the same period in 2006. Stated as a percentage of net sales, operations expenses were 2% for the periods ended March 31, 2007 and 2006.

Operations expenses for the six month period ended March 31, 2007 were approximately $44,000, compared to approximately $43,000 for the same period in 2006, an increase of approximately $1,000 or 2%. Stated as a percentage of net sales, operations expenses increased to 2% for the period ended March 31, 2007, compared to 1% for the same period in 2006.

Selling and Marketing. Selling and marketing expenses for the three month period ended March 31, 2007 were approximately $295,000, compared to $322,000 for the same period in 2006, a decrease of approximately $27,000 or 8%. Stated as a percentage of net sales, selling and marketing expenses were 23% for the periods ended March 31, 2007 and March 31, 2006. The dollar decrease in expenses for the three month period is primarily attributable to reduced headcount in the current fiscal year which was offset by stock based compensation expense of approximately $12,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Selling and marketing expenses for the six month period ended March 31, 2007 were approximately $550,000, compared to $721,000 for the same period in 2006, a decrease of approximately $171,000 or 24%. Stated as a percentage of net sales, selling and marketing expenses decreased to 20% for the period ended March 31, 2007, compared to 24% for the same period in 2006. The dollar decrease in expenses for the six month period is primarily attributable to reduced headcount in the current fiscal year. The stock based compensation expense for selling and marketing for the six month period ended March 31, 2007 was approximately $21,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and development of custom projects. Research and development expenses for the three month period ended March 31, 2007 were approximately $495,000 compared to approximately $405,000 for the same period in 2006, an increase of approximately $90,000 or 22%. Stated as a percentage of net sales, research and development expenses increased to 38% for the period ended March 31, 2007 compared to 28% for the same period in 2006. The dollar increase in expenses for the three month period ended March 31, 2007 primarily relates to increasing the outsourcing of software development. The stock based compensation expense for research and development for the three month period ended March 31, 2007 was approximately $3,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Research and development expenses for the three month periods do not include approximately $18,000 and approximately $168,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $514,000 and approximately $573,000 for the period ended March 31, 2007 and 2006, respectively.

Research and development expenses for the six month period ended March 31, 2007 were approximately $997,000, compared to approximately $732,000 for the same period in 2006, an increase of approximately $265,000 or 36%. Stated as a percentage of net sales, research and development expenses increased to 36% for the six month period ended March 31, 2007 compared to 25% for the same period in 2006. The increase in expenses for the six month period is primarily due to increasing outsourcing of software development. The research and development expenses include approximately $14,000 in stock based compensation expense. For the six month periods ended March 31, 2007 and 2006 approximately $18,000 and $538,000, respectively, was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. We anticipate continuing outsourcing some software development.

General and Administrative. General and administrative expenses for the three month period ended March 31, 2007 were approximately $591,000, compared to approximately $416,000 for the same period in 2006, an increase of approximately $175,000 or 42%. Stated as a percentage of net sales, general and administrative expenses increased to 45% compared to 29% for the same period in 2006. The increase in expenses for the three month period is primarily attributable to the costs and expenses relating to the merger of Parascript, LLC and Mitek described in Footnote 4 of the financial statements, and includes stock based compensation expense of approximately $82,000 as a result of adopting FAS 123(R) effective October 1, 2006.

General and administrative expenses for the six month period ended March 31, 2007 were approximately $1,387,000, compared to approximately $948,000 for the same period in 2006, an increase of approximately $439,000 or 46%. Stated as a percentage of net sales, general and administrative expenses increased to 51% for the period ended March 31, 2007 compared to 32% for the same period in 2006. The increase in expenses for the six month period is primarily attributable to the costs and expenses relating to the merger of Parascript, LLC and Mitek described in Footnote 4 of the financial statements, and includes stock based compensation expense of approximately $106,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended March 31, 2007 was approximately $400 compared to interest and other income (expense) of approximately ($38,000) for the same period in 2006, a change of approximately $38,000. The primary reason for the change relates to the elimination of interest expense in fiscal 2006 relating to the debt from Laurus, which was fully converted to equity in June 2006 leaving no outstanding principal balance on the note. In the three month period ended March 31, 2007, the interest expense was approximately $3,000 compared to approximately $58,000 for the three month period ended March 31, 2006, including cash interest paid to Laurus Master Fund of $14,000 in fiscal 2006. Included in interest expense during the period ended March 31, 2006 was amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from accelerated conversion of debt to equity.

Interest and Other Income (Expense) - Net for the six month period ended March 31, 2007 was approximately ($1,000) compared to interest and other income (expense) of approximately ($342,000) for the same period in 2006, a change of approximately $341,000. The primary reason for the change relates to the elimination of interest expense in fiscal 2006 relating to the debt from Laurus, which was fully converted to equity in June 2006 leaving no outstanding principal balance on the note. In the six month period ended March 31, 2007, the interest expense was approximately $9,000 compared to approximately $370,000 for the six month period ended March 31, 2006, including cash interest paid to Laurus Master Fund of $38,000 in fiscal 2006. Included in interest expense during the six month period ended March 31, 2006 was amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from accelerated conversion of debt to equity.

LIQUIDITY AND CAPITAL

At March 31, 2007, the Company had approximately $2,195,000 in cash and cash equivalents as compared to $2,331,000 at September 30, 2006. Accounts receivable totaled approximately $1,185,000, an increase of approximately $106,000 over the September 30, 2006 balance of approximately $1,079,000. The increase in accounts receivable was primarily the result of sales generated in the latter part of the quarter.

We financed our cash needs during the six months ended March 31, 2007 and for the same period in fiscal 2006 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the six months ended March 31, 2007 was approximately $135,000. The primary use of cash from operating activities was the loss during the six month period of approximately $505,000 and a decrease of accounts payable of $47,000 offset by an increase of accounts receivable of $107,000, an increase of deferred revenue of $228,000, non cash expenses of stock based compensation of approximately $141,000, depreciation and amortization of fixed assets for approximately $22,000 and an increase in accrued liabilities of approximately $54,000.

Our working capital and current ratio was approximately $1,595,000 and 1.84, respectively, at March 31, 2007, compared to $1,905,000 and 2.12 at September 30, 2006, and total liabilities to equity ratio was 1.17 to 1 at March 31, 2007 compared to .86 to 1 at September 30, 2006.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions. We believe that we will have sufficient capital to finance our operations for the next twelve months using existing cash and cash equivalents, and cash to be generated from operations, subject to the outcomes described below.

On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31, 2007, the Company conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. The Company was able to settle all outstanding merger related obligations except an estimated $250,000 for potential liabilities which the Company has accrued for as of March 31, 2007. As a result, the Company incurred additional merger related expenses of approximately $106,000 in the three months ended March 31, 2007. Such merger related expenses are included in general and administrative expense for the three and six months ended March 31, 2007. During the quarter ended March 31, 2007, the Company also received a $150,000 settlement from merger related activities. This amount was recorded as a reduction of the merger related costs included in general and administrative expenses. During the three months ended March 31, 2007, the Company paid approximately $293,000 in merger related costs and expect to pay approximately $524,000 in the next 30 to 60 days. At March 31, 2007, merger related obligations of approximately $524,000 are included in the balance sheet in accounts payable, including $250,000 related to amounts for which the Company has not yet reached settlement. This amount was determined pursuant to the guidance provided by Statement of Financial Accounting Standards No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, Reasonable Estimation of the Amount. During the quarter ended March 31, 2007, we expensed approximately $65,000 of capitalized legal cost related to the merger and such costs have been included in general and administrative expenses.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended March 31, 2007.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2006, which Item 3 is incorporated herein by reference.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a.	The Company’s Annual Meeting of Stockholders was held on February 27, 2007 (the “Meeting”).

b.	The following directors were elected at the Meeting:

Director	For	Against or Withheld

John M. Thornton	14,626,530	1,486,147
James B. DeBello	14,686,680	1,425,997
Sally B. Thornton	14,474,186	1,638,491
Gerald I Farmer, Ph.D	14,532,011	1,580,666
Michael Bealmear	15,784,605	328,072
William P. Tudor	15,784,555	328,122
Vinton Cunningham	15,784,855	327,822

c.	Mayer Hoffman McCann, P.C. was ratified as the Company’s 2007 auditors:

For	Against or Withheld	Abstain or Broker Non-Vote
15,744,477	123,488	883,172

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.	Form 8-K filed on January 24, 2007, Item 4.01, notifying of the change in our registered public accounting firm from Stonefield Josephson, Inc. to Mayer Hoffman McCann, P.C.

Form 8-K filed on January 25, 2007, Item 1.02, notifying of the termination of a material definitive agreement, amended and restated agreement and plan of merger, with Parascript LLC

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: May 9, 2007	/s/ James B. Debello
James B. DeBello, President and
Chief Executive Officer

Date: May 9, 2007	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer