Form 10QSB
period 2007-06-30
MITEK SYSTEMS INC
filed 2007-08-07
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of August 6, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.
FORM 10-QSB

For the Quarter Ended June 30, 2007

INDEX

Part 1. Financial Information

Item 1.	Financial Statements		Page

	a)	Balance Sheet (Unaudited)
		As of June 30, 2007	1

	b)	Statements of Operations
		for the Three and Nine Months Ended June 30, 2007 and 2006	2
		(Unaudited)

	c)	Statements of Cash Flows
		for the Nine Months Ended June 30, 2007 and 2006 (Unaudited)	3

	d)	Notes to Unaudited Financial	4
		Statements

Item 2.	Management’s Discussion and Analysis or Plan of Operation		10

Item 3.	Controls and Procedures		20

Part II. Other Information

Item 1.	Legal Proceedings		20

Item 6.	Exhibits and Reports on Form 8-K		20

Signature			21

MITEK SYSTEMS, INC
BALANCE SHEET
(Unaudited)

June 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,859,969
Accounts receivable is net of the allowance for doubtful accounts of $48,977.	1,136,744
Included in accounts receivable is the amount due from related party for $117,445.
Inventory, prepaid expenses and other current assets	120,721
Total current assets	3,117,434

PROPERTY AND EQUIPMENT-net	62,328
OTHER ASSETS	29,464

TOTAL ASSETS	$3,209,226

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$157,705
Accrued payroll and related taxes	244,294
Deferred revenue	932,445
Other accrued liabilities	47,587
Total current liabilities	1,382,031

Deferred rent	39,817
TOTAL LIABILITIES	1,421,848

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value; 40,000,000 shares authorized,
16,751,137 issued and outstanding	16,751
Additional paid-in capital	14,545,558
Accumulated deficit	(12,774,931)
Total stockholders' equity	1,787,378

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,209,226
The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED June 30,		NINE MONTHS ENDED June 30,
	2007	2006	2007	2006
SALES
Software including approximately $17,000 and $23,000 for the three month period and approximately $53,000 and $67,000 for the nine month period to a related party, respectively	$842,617	$918,852	$2,481,816	$2,361,721
Professional services, education and other including	615,961	780,085	1,717,035	2,313,086
approximately $204,000 and $359,000 for the three month period and approximately $452,000 and $1,062,000 for the nine month period to a related party, respectively
	1,458,578	1,698,937	4,198,851	4,674,807

COSTS AND EXPENSES:
Cost of sales-software	102,210	93,634	299,242	191,302
Cost of sales-professional services, education and other	91,488	251,437	159,536	789,067
Operations	21,470	19,891	65,376	63,092
Selling and marketing	311,646	384,458	861,944	1,105,428
Research and development	436,776	301,295	1,434,066	1,033,260
General and administrative	410,276	701,420	1,797,273	1,649,718
Total costs and expenses	1,373,866	1,752,135	4,617,437	4,831,867

OPERATING INCOME (LOSS)	84,712	(53,198)	(418,586)	(157,060)

OTHER INCOME (EXPENSE):
Interest expense	-	(95,133)	(9,355)	(465,230)
Interest and other income	2,989	22,706	11,268	50,257
Total other income (expense) - net	2,989	(72,427)	1,913	(414,973)

INCOME (LOSS) BEFORE INCOME TAXES	87,701	(125,625)	(416,673)	(572,033)

PROVISION FOR INCOME TAXES	-	-	(800)	(800)

NET INCOME (LOSS)	$87,701	$(125,625)	$(417,473)	$(572,833)

NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC	16,751,137	16,179,951	16,750,408	15,630,210

NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.01)	$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING - DILUTED	16,809,426	16,179,951	16,750,408	15,630,210

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED June 30,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(417,473)	$(572,833)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	30,906	39,725
Provision for bad debts	(20,654)	7,000
Gain on disposal of property and equipment	-	(2,551)
Stock-based compensation expense	183,885	-
Amortization of debt discount	-	418,085
Provision for sales returns & allowances	-	(57,000)
Changes in assets and liabilities:
Accounts receivable	(37,514)	(520,110)
Inventory, prepaid expenses, and other assets	100,456	58,741
Accounts payable	(577,002)	249,677
Accrued payroll and related taxes	(36,106)	(65,683)
Deferred revenue	274,940	102,470
Other accrued liabilities	32,587	(139,641)
Net cash used in operating activities	(465,975)	(482,120)

INVESTING ACTIVITIES
Purchases of property and equipment	(10,747)	(54,319)
Proceeds from sale of property and equipment	1,044	4,150
Net cash used in investing activities	(9,703)	(50,169)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,636	21,071
Net cash provided by financing activities	4,636	21,071

NET DECREASE IN CASH AND CASH EQUIVALENTS	(471,042)	(511,218)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,331,011	2,387,204

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,859,969	$1,875,986

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$9,355	$47,146
Cash paid for income taxes	$800	$800

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
ACTIVITIES
Conversion of debt to equity	$-	$1,639,318

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

Results for the three and nine months ended June 30, 2007 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and nine month periods ended June 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first nine months of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine months ended June 30, 2007 of approximately 12% for grants to all employees were based on historical forfeiture experience. The estimated expected life of option grants for the first three and nine month periods ended June 30, 2007 was 4.5 years on grants to directors and 6.1 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the three and nine month periods ended June 30, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123R. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. There were no stock-based compensation awards to employees for the three month period ended June 30, 2007. The fair value calculations for stock-based compensation awards to employees for the three and nine month periods ended June 30, 2007 were based on the following assumptions:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Risk-free interest rate	N/A	4.49% - 4.71%
Expected life (years)	N/A	4.5 - 6.1
Expected volatility	90%	90%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and nine month periods ended June 30, 2007 which was allocated as follows:

	Three Months Ended June 30, 2007	Nine Months Ended June 30, 2007
Research and development	$4,489	$18,700
Sales and marketing	16,735	37,632
General and administrative	21,958	127,553
Stock-based compensation expense related to employee stock options included in operating expenses	$43,182	$183,885

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual life (in Years)	Aggregate Intrinsic Value
June 30, 2007

Vested	2,088,334	0.57	6.34	73,419
Unvested	441,573	0.45	8.95	10,365
Total	2,529,907	0.55	6.79	83,784

As of June 30, 2007, the company had $189,605 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.0 years. During the nine months ended June 30, 2007, 5,528 options with intrinsic value of $3,380 were exercised. There were no exercises of stock option grants in the three month period ended June 30, 2007.

A summary of option activity under the Company’s stock equity plans during the nine months ended June 30, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2006	2,616,246	$1.01

Granted:
Board of Directors	90,000	$.74
Executive Officers	0	$.00
Employees	230,000	$.72
Exercised	(5,528)	$.84
Forfeited	(400,811)	$1.10

Outstanding, June 30, 2007	2,529,907	$1.01	6.79

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Unvested
$ 0.43- - $ 0.69	529,139	6.51	$0.51	467,320	$0.51	61,819
$ 0.72- - $ 0.92	1,043,722	6.35	$0.80	663,968	$0.80	379,754
$ 1.06- - $ 1.26	810,000	7.10	$1.10	810,000	$1.10	-
$ 1.60- - $ 1.68	55,000	6.67	$1.60	55,000	$1.60	-
$ 2.13- - $ 2.68	60,525	4.57	$2.31	60,525	$2.32	-
$ 3.25- - $12.37	31,521	2.84	$6.90	31,521	$6.81	-
	2,529,907	6.79	$0.96	2,088,334	$1.01	441,573

The per share weighted average fair value of options granted during the three and nine months ended June 30, 2007 was $0.55.

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

The fair value for these options was estimated at the dates of grant using the Black-Scholes option valuation model with the following weighted-average assumptions for the nine months ended June 30, 2006.

2006
Risk free interest rates	4.43%
Dividend yields	0%
Volatility	79%
Weighted average expected life	3 years

For purposes of pro forma disclosures, the estimated fair value of stock-based compensation awards to employees was amortized to expense over the options’ vesting period. Pro-forma information is as follows (in thousands, except for net loss per share information):

	Three months ended June 30	Nine months ended June 30
	2006	2006
Net loss as reported	$(126)	$(573)

Net loss pro forma	(128)	(868)
Net loss per share as reported	(.01)	(.04)
Net loss per share pro forma	(.01)	(.06)

4. Commitments and Contingencies

Termination of Merger Agreement

On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31 and June 30, 2007, we conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. During the quarter ended March 31, 2007, we settled all outstanding merger related expenses with the exception of an estimated $250,000 for remaining potential liabilities which was accrued in the quarter ended March 31, 2007. We settled the remaining potential liabilities related to the merger for approximately $250,000 during the quarter ended June 30, 2007. All accrued liabilities to various vendors who provided merger related services have been paid during the quarter ended March 31, 2007 and in the quarter ended June 30, 2007. There are no merger related obligations as of June 30, 2007. Such merger related expenses are included in general and administrative expenses for the nine months ended June 30, 2007.

Leases - Our office is leased under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. In September 2005, we signed a lease with an initial term of seven years for a property located at 8911 Balboa Avenue, San Diego, California. The Lease was effective and binding on the parties as of September 19, 2005; however, the term of the Lease began on December 9, 2005, which was the date on which the Landlord achieved substantial completion of certain improvements in accordance with the terms of the Lease (the "Commencement Date"). The Lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date; however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions. As of the date of this financial statement, the Company does not have any intent to terminate this office lease

5.  Related Party Transactions

John H. Harland Company (“John Harland”) made an investment in Mitek in February and May 2005, as discussed in detail in the Company’s annual 10K-SB filing for the year ended September 30, 2006, found at Note 8 under Stockholders’ Equity. This transaction resulted in John Harland and its subsidiary, Harland Financial Solutions, being considered related parties. In connection with the sale, we granted John Harland board observation rights for as long as John Harland continues to hold at least 20% of the shares of common stock it purchased under the Securities Purchase Agreement together with the shares of common stock issuable upon exercise of the warrants.

In the third quarter of fiscal 2007, we recognized revenue of approximately $196,000 with John Harland for engineering development services and for maintenance covering engineering development services. In addition, we sold to Harland Financial Solutions software licenses and related software maintenance for approximately $25,000. In the third quarter of fiscal 2006, we recognized revenue of approximately $359,000 with John Harland for engineering development services. In addition, we sold to Harland Financial Solutions software licenses and related software maintenance for approximately $23,000. In the first nine months of fiscal 2007, we recognized revenue of approximately $431,000 with John Harland for software maintenance and engineering development services, and $74,000 with Harland Financial Solutions for software licenses and software maintenance. In the first nine months of fiscal 2006, we recognized revenue of approximately $1,062,000 with John Harland for engineering development services and approximately $67,000 to Harland Financial Solutions for software licenses and software maintenance. At June 30, 2007, there was an outstanding receivable balance from John Harland and Harland Financial Solutions of approximately $117,000.

6.  Product Revenues and Sales Concentrations

Product Revenues - During the three and nine months ended June 30, 2007 and 2006, our revenues were derived primarily from the Character Recognition Product line. Below is a summary of the revenues by product lines:

	Three Months Ended June 30		Nine Months Ended June 30
Revenue	2007	2006	2007	2006
(000’s)
Recognition Toolkits	$843	$814	$2,433	$2,247
Document and Image Processing Solutions	0	105	49	115
Professional services, Maintenance and other	616	780	1,717	2,313
Total Revenue	$1,459	$1,699	$4,199	$4,675

Sales Concentration - The Company sells its products primarily to OEM’s and system integrators. For the three months ended June 30, 2007 and 2006, the Company had the following sales concentrations:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Customers to which sales were in excess of 10% of total sales Number of customers	4	2
Aggregate percentage of sales	63%	36%

Accounts receivable to the customers in which sales were in excess of 10% of total sales was approximately $811,000 as of June 30, 2007. Sales to these customers including related parties during the three months ended June 30, 2007and 2006 were approximately $919,000 and $612,000, respectively.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in the Notes to the Financial Statements, filed with Form 10K-SB for the year ended September 30, 2006.

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

As of June 30, 2007, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,844,959 shares of common stock including stock options or approximately 17% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 27% including outstanding options (vested and unvested) to acquire common stock. John H. Harland Company (“John Harland”) has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock. John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2006, our common stock price ranged from $0.70 to $1.88. During the nine months ended June 30, 2007, our common stock price ranged from $0.63 to $1.55.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months and Nine Months Ended June 30, 2007 and 2006

Net Sales. Net sales for the three month period ended June 30, 2007 were approximately $1,459,000, compared to approximately $1,699,000 for the same period in 2006, a decrease of approximately $240,000, or 14%. The decrease was primarily attributable to decrease in engineering services revenue to John H. Harland Company (“John Harland”), a related party.

Revenue from John Harland for engineering development services and maintenance was approximately $196,000 for the quarter ended June 30, 2007 compared with $359,000 for the same period in fiscal 2006. Revenue on software licenses and related software maintenance of approximately $25,000 was sold to a subsidiary of John Harland, Harland Financial Solutions, for the period ended June 30, 2007 compared to $23,000 for the same period in 2006.

Net sales for the nine month period ended June 30, 2007 were approximately $4,199,000 compared to approximately $4,675,000 for the same period in 2006, a decrease of approximately $476,000 or 10%. The decrease was primarily attributable to the decrease in engineering development services revenue from John Harland.

Revenue from John Harland for the nine month period ended June 30, 2007 was approximately $431,000 for engineering services and maintenance as compared to revenue of $1,062,000 for engineering development services in the same period in fiscal 2006. The reason for the decline in engineering development revenue for the nine month period ended June 30, 2007 was due to the completion of the major development project from John Harland in the fiscal year ended September 30, 2006. Revenue on software licenses and related software maintenance from Harland Financial Solutions for the nine month period ended June 30, 2007 was $74,000 compared to $67,000 for the same period in 2006.

Cost of Sales. Cost of Sales for the three month period ended June 30, 2007 was approximately $194,000 compared to approximately $345,000 for the same period in 2006, a decrease of approximately $151,000 or 44%. The dollar decrease was primarily attributable to the decrease in engineering development revenue from John Harland and associated cost allocated from engineering to cost of professional services, education and other. Stated as a percentage of net sales, cost of sales were 13% compared to 20% for the same period in fiscal 2006. The decrease as a percentage of sales was primarily in costs of sales related to engineering revenue from John Harland. Engineering development revenue from John Harland has decreased in the third quarter of 2007 compared to at the same time in 2006 due to the completion of the project at the end of fiscal year 2006. In the prior comparable period we incurred certain non recurring engineering development costs related to the achievement of a contractual milestone. Accordingly, cost of sales as a percentage of the John Harland development revenue in the current quarter is less than the percentage reflected in the prior comparable quarter.

Cost of sales for the nine month period ended June 30, 2007 was approximately $459,000 compared to approximately $980,000 for the same period in 2006, a decrease of approximately $521,000 or 53%. Stated as a percentage of net sales, cost of sales were 11% compared to 21% for the same period in fiscal 2006. The dollar decrease, and the decrease as a percentage of sales, in cost of sales is due to a decrease in engineering services revenue from John Harland and direct costs related to the engineering services revenue. In the prior comparable period we incurred certain non recurring engineering development costs related to the achievement of a contractual milestone. Accordingly, cost of sales as a percentage of the John Harland development revenue in the current quarter is less than the percentage reflected in the prior comparable quarter.

Operations. Operations expenses for the three-month period ended June 30, 2007 were approximately $21,000, compared to $20,000 for the same period in 2006. Stated as a percentage of net sales, operations expenses were 1% for the periods ended June 30, 2007 and 2006.

Operations expenses for the nine month period ended June 30, 2007 were approximately $65,000, compared to approximately $63,000 for the same period in 2006, an increase of approximately $2,000 or 3%. Stated as a percentage of net sales, operations expenses increased to 2% for the period ended June 30, 2007, compared to 1% for the same period in 2006.

Selling and Marketing. Selling and marketing expenses for the three month period ended June 30, 2007 were approximately $312,000, compared to $384,000 for the same period in 2006, a decrease of approximately $72,000 or 19%. Stated as a percentage of net sales, selling and marketing expenses were 21% for the period ended June 30, 2007 compared to 23% for the same period in 2006. The dollar decrease in expenses for the three month period is primarily attributable to reduced headcount in the current fiscal year which was offset by stock based compensation expense of approximately $17,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Selling and marketing expenses for the nine month period ended June 30, 2007 were approximately $862,000, compared to $1,105,000 for the same period in 2006, a decrease of approximately $243,000 or 22%. Stated as a percentage of net sales, selling and marketing expenses decreased to 21% for the period ended June 30, 2007, compared to 24% for the same period in 2006. The dollar decrease in expenses for the nine month period is primarily attributable to reduced headcount in the current fiscal year. The stock based compensation expense for selling and marketing for the nine month period ended June 30, 2007 was approximately $38,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Research and Development. Research and development expenses are incurred to maintain existing products, develop new products or new product features, and develop custom projects. Research and development expenses for the three month period ended June 30, 2007 were approximately $437,000 compared to approximately $301,000 for the same period in 2006, an increase of approximately $136,000 or 45%. Stated as a percentage of net sales, research and development expenses increased to 30% for the period ended June 30, 2007 compared to 18% for the same period in 2006. The dollar increase in expenses for the three month period ended June 30, 2007 primarily relates to increasing the outsourcing of programming and enhancements of existing products. The stock based compensation expense for research and development for the three month period ended June 30, 2007 was approximately $4,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Research and development expenses for the three month periods do not include approximately $57,000 and approximately $212,000, respectively, that was spent in research and development related to contract development and charged to cost of sales-professional services, education and other. Research and development expenses including charges to cost of sales were approximately $494,000 and approximately $513,000 for the period ended June 30, 2007 and 2006, respectively.

Research and development expenses for the nine month period ended June 30, 2007 were approximately $1,434,000, compared to approximately $1,033,000 for the same period in 2006, an increase of approximately $401,000 or 39%. Stated as a percentage of net sales, research and development expenses increased to 34% for the nine month period ended June 30, 2007 compared to 22% for the same period in 2006. The increase in expenses for the nine month period is primarily due to increasing outsourcing of programming and enhancements of existing products. The research and development expenses include approximately $19,000 in stock based compensation expense. For the nine month periods ended June 30, 2007 and 2006 approximately $75,000 and $750,000, respectively, was spent in research and development related to contract development and charged to cost of sales-professional services, education and other.

General and Administrative. General and administrative expenses for the three month period ended June 30, 2007 were approximately $410,000, compared to approximately $701,000 for the same period in 2006, an decrease of approximately $291,000 or 42%. Stated as a percentage of net sales, general and administrative expenses decreased to 28% compared to 41% for the same period in 2006. The decrease in expenses for the three month period is primarily attributable to the costs and expenses incurred in the prior year comparable period relating to the planned merger of Parascript, LLC and Mitek described in Footnote 4 of the financial statements, and is offset by the inclusion of stock based compensation expense of approximately $22,000 as a result of adopting FAS 123(R) effective October 1, 2006.

General and administrative expenses for the nine month period ended June 30, 2007 were approximately $1,797,000, compared to approximately $1,650,000 for the same period in 2006, an increase of approximately $147,000 or 9%. Stated as a percentage of net sales, general and administrative expenses increased to 43% for the period ended June 30, 2007 compared to 35% for the same period in 2006. The increase in expenses for the current nine month period as compared to the prior year comparable period is primarily attributable to the costs and expenses incurred relating to the termination of the merger of Parascript, LLC and Mitek described in Footnote 4 of the financial statements, as well as the inclusion of stock based compensation expense of approximately $127,000 as a result of adopting FAS 123(R) effective October 1, 2006.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended June 30, 2007 was approximately $3,000 compared to interest and other income (expense) of approximately ($72,000) for the same period in 2006, a change of approximately $75,000. The primary reason for the change relates to the elimination of interest expense in fiscal 2006 relating to the debt from Laurus, which was fully converted to equity in June 2006 leaving no outstanding principal balance on the note. In the three month period ended June 30, 2007, the interest expense was approximately $0 compared to approximately $95,000 for the three month period ended June 30, 2006, including cash interest paid to Laurus Master Fund of $8,000 in fiscal 2006. Included in interest expense during the period ended June 30, 2006 was amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from accelerated conversion of debt to equity.

Interest and Other Income (Expense) - Net for the nine month period ended June 30, 2007 was approximately $2,000 compared to interest and other income (expense) of approximately ($415,000) for the same period in 2006, a change of approximately $417,000. The primary reason for the change relates to the elimination of interest expense in fiscal 2006 relating to the debt from Laurus, which was fully converted to equity in June 2006 leaving no outstanding principal balance on the note. In the nine month period ended June 30, 2007, the interest expense was approximately $9,000 compared to approximately $465,000 for the nine month period ended June 30, 2006, including cash interest paid to Laurus Master Fund of $46,000 in fiscal 2006. Included in interest expense during the nine month period ended June 30, 2006 was amortization of the deferred loan costs related to the beneficial conversion feature of the convertible note, including additional expense recognized from accelerated conversion of debt to equity.

LIQUIDITY AND CAPITAL

At June 30, 2007, the Company had approximately $1,860,000 in cash and cash equivalents as compared to $2,331,000 at September 30, 2006. Accounts receivable totaled approximately $1,137,000, an increase of approximately $58,000 over the September 30, 2006 balance of approximately $1,079,000. The increase in accounts receivable was primarily the result of sales generated in the latter part of the quarter.

We financed our cash needs during the nine months ended June 30, 2007 and for the same period in fiscal 2006 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the nine months ended June 30, 2007 was approximately $466,000. The primary use of cash from operating activities was the loss during the six month period of approximately $417,000 and a decrease of accounts payable of $577,000 offset by an increase of accounts receivable of $58,000, an increase of deferred revenue of $275,000, non cash expenses of stock based compensation of approximately $184,000, depreciation and amortization of fixed assets for approximately $31,000 and a decrease in accrued liabilities of approximately $4,000.

Our working capital and current ratio was approximately $1,735,000 and 2.26, respectively, at June 30, 2007, compared to $1,905,000 and 2.12 at September 30, 2006, and total liabilities to equity ratio was .80 to 1 at June 30, 2007 compared to .86 to 1 at September 30, 2006.

On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31 and June 30, 2007, we conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. During the quarter ended March 31, 2007, we settled all outstanding merger related expenses with the exception of an estimated $250,000 for remaining potential liabilities which was accrued in the quarter ended March 31, 2007. We settled the remaining potential liabilities related to the merger for approximately $250,000 during the quarter ended June 30, 2007. All accrued liabilities to various vendors who provided merger related services have been paid during the quarter ended March 31, 2007 and in the quarter ended June 30, 2007. There are no merger related obligations as of June 30, 2007.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions. We believe that we will have sufficient capital to finance our operations for the next twelve months using existing cash and cash equivalents, and cash to be generated from operations.

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the quarter ended June 30, 2007.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2006, which Item 3 is incorporated herein by reference.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:
The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.	Form 8-K filed on May 23, 2007, Item 8.01, notifying of the final settlement of remaining fees and expenses related to terminated merger agreement with Parascript, LLC.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: August 7, 2007	By:	/s/ James B. Debello
James B. DeBello, President and Chief Executive Officer

Date: August 7, 2007	By:	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael Chief Financial Officer