Form 10KSB
period 2007-09-30
MITEK SYSTEMS INC
filed 2007-12-12
CIK 807863

  SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2007
or
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

Common Stock, par value $.001 per share
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year: $5,570,000

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of November 30, 2007 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $4,986,795.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of November 30, 2007.

MITEK SYSTEMS, INC.

FORM 10-KSB

For The Fiscal Year Ended September 30, 2007

PART I

ITEM 1. BUSINESS

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this Form 10-KSB and in the documents that are incorporated by reference into this Form 10-KSB. These forward-looking statements relate to Mitek’s outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek’s business, results of operations or financial condition. Specifically, forward looking statements used in this Form 10-KSB may include statements relating to future business prospects, revenue, income and financial condition of Mitek.

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

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof, or in the case of a document incorporated by reference, as of the date of that document. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-KSB or to reflect the occurrence of unanticipated events.

The above list is not intended to be exhaustive and there may be other factors that would preclude us from realizing the predictions made in the forward-looking statement. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on their respective financial positions or results of operations.

OVERVIEW

We were incorporated under the laws of the State of Delaware in 1986. We are primarily engaged in the development and sale of software products with particular focus on intelligent character recognition and forms processing technology, products and services for the document imaging markets.

We develop, market and support, Document Image Processing and Image Analytics, products commercially available for the recognition of scanned documents, extraction of hand-printed as well as machine-printed text. We also develop fraud detection and prevention products which find signatures on any document and using patented algorithms, convert them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification. Other capabilities include the detection of forged or illegally modified checks.

PRODUCTS AND RELATED MARKETS

During fiscal year ended September 30, 2007, we had one operating segment based on our product and service offerings: Document Image Processing and Image Analytics.

DOCUMENT IMAGE PROCESSING AND IMAGE ANALYTICS

Since 1992, we have developed and marketed pattern recognition products which enable the automation of costly, labor-intensive business functions such as check and remittance processing, forms processing, order entry and fraud detection.  Our proprietary software algorithms allow us to process images of scanned documents in many ways, including image “cleanup” and repair, image quality analysis, document identification, and the extraction of hand-printed as well as machine-printed text.    These capabilities work on a multitude of scanned documents:  checks, coupons and other financial documents, as well as most types of other business forms.  Our software can find data on so-called unstructured documents which contain the data in variable locations and formats.  Our fraud detection and prevention products find signatures on any document and, using patented algorithms, convert them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification.  Other capabilities include the detection of forged or illegally modified checks.  To further reduce manual labor, our software automatically distinguishes between common document types such as personal and business checks, substitute checks (so-called IRDs, permitted by the Check 21 law), pre-authorized drafts, and almost any other document type specified by the customer.

Our product family is made up of two distinct product lines: software development toolkits (SDKs) and end-user applications, and the new product line-up is fully Internet-enabled.

Intelligent Recognition Toolkits

Our Intelligent Recognition Toolkits include a suite of products (Image Net) that leverage our proprietary intelligent character recognition (ICR), image processing, and dynamic data extraction software engines. The Image Net suite of recognition toolkits includes Payments, Prep and ID, Data Capture, Fraud and Signature. These products are sold to original equipment manufacturers (OEMs) such as Advanced Financial Solutions, a Metavante Company; Harland Financial Solutions, a John Harland Company; Sungard; BancTec; J&B Software; and to systems integrators such as Computer Sciences Corporation.

Our products used in financial document processing, are a combination of the Legal Amount Recognition (LAR) capabilities licensed from a vendor with our proprietary Image Net Payments Courtesy Amount Recognition (CAR) technology. These products provide a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

The ImageNet Payments product allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as bank documents, such as checks, deposit slips, and remittance coupons. ImageNet Payments integrates technology components from the ”CheckReader” product licensed from a vendor which specifically increases read rates of the courtesy and legal amounts of US and Canadian checks.

ImageNet Prep and ID is a software toolkit that provides automatic form ID, form registration and form/template removal. We believe it significantly improves automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. Image Net Prep & ID reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

ImageScore is our Check 21 readiness solution for any financial institution that truncates or uses check images in an accounts receivables conversion environment. Integrated solution providers for financial institutions can also buy ImageScore to enhance their products. ImageScore can quickly, accurately and comprehensively analyze check images to provide the usability and quality information needed to help financial institutions act in accordance with regulatory and industry mandates. As a result, institutions minimize their risk by ensuring the integrity of check images they process, and they eliminate costly manual processes associated with managing transactions from bad check images.

ImageNet Data Capture is a software toolkit that captures data from many types of unstructured business documents. ImageNet Data Capture is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. ImageNet Data Capture locates this data on documents using contextual, positional, format and keyword specific information, even if it appears in a different location on each document. We have supplied ImageNet Data Catpure as a stand alone API to several important OEMs in the document processing field.

IDENTITY VALIDATION AND FORGERY DETECTION

Since 2001, we have applied and adapted our core competency in automatic document processes and image analytics creating a product offering our image analytics, which are built on our portfolio of innovative recognition technologies used to test, clean, read and authenticate imaged documents.

Our capabilities include:
Image analysis of signatures
Image repair and optimization
OCR/ICR
Dynamic data finding on any document or check
Distributed Capture CAR/LAR

Forgery Detection Toolkits

FraudProtect™ Toolkit is an innovative product for detecting check fraud and forgery using image analytics to uncover inconsistencies and alterations in checks as they are processed by banks. These products are sold to OEMs and System Integrators.

Signature & Check Stock Verification API is fully automated and incorporates advanced imaging, image analysis and data extraction technologies that can help verify the authenticity of every signature on every check that passes through a bank, and analyzes paper stock for any indication that an item is a counterfeit.

Pre-authorized Draft (PAD) safe toolkit is the first toolkit of its kind to detect fraudulent preauthorized drafts. It automatically identifies PADs from checks, then notifies the user of any potentially suspicious PADs. As a result, the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented. Our PayeeFind™ works to prevent payee-altered checks from clearing. As a result, PayeeFind™ can substantially reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees. With PayeeFind™, this type of fraud can be stopped before recovery becomes an issue.

Forgery Detection Solution

FraudProtect™ System is a comprehensive, automated software application that allows banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations. Banks can significantly reduce losses due to Check Fraud by using the FraudProtect™ System.

RESEARCH AND DEVELOPMENT

Research and Development expenses for fiscal year 2007 were approximately $1,901,000, compared to approximately $1,349,000 for fiscal year 2006, an increase of approximately $552,000 or 40%. Stated as a percentage of net sales, research and development expenses for fiscal year 2007 increased to 34% compared to 22% for fiscal 2006. The increase in expenses for fiscal 2007 is primarily due to increasing outsourcing of programming and enhancements of existing products. The research and development expenses for fiscal 2007 include approximately $22,000 in stock based compensation expense. For the fiscal year 2007, approximately $140,000 compared to $838,000 for fiscal 2006, were spent in research and development related to contract development and charged to cost of sales-professional services, education and other.

Typically, our software products are developed internally. We also purchase technology and license intellectual property rights. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements. We do not believe we are materially dependent upon licenses or other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. We devise innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in document image processing. We intend to expand our existing product offerings and to introduce new document image processing software solutions. In the development of new products and enhancements to existing products, we use our own tools extensively. We perform all quality assurance and develop documentation internally. We strive to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. We intend to continue to support industry standard operating environments.

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

In order to improve the accuracy of our Document Image Processing products, we devote significant research and development resources to enhance our core technology including our database of millions of character images that are used to "train" the neural network software that forms the core of our Intelligent Character Recognition (ICR) engine. In addition, we have expanded our research and development tasks to include pre- and post-processing of data subject to automated processing.

Our research and development organization included twelve software engineers, including three with advanced degrees, and three consultants as of September 30, 2007. We balance our engineering resources between development of ICR technology and applications development. All the software engineers are involved in applications development, including ICR research and development of the Service Oriented Architecture (SOA) compliant ImageNet API recognition engine suite, with solutions for Payments Prep & ID, Data Capture, Fraud Detection and Signatures, quality assurance, and customer services and support.

INTELLECTUAL PROPERTY

Our success depends significantly upon our proprietary technology. We have received registered trademark protection for the marks FRAUDPROTECT®, IMAGESCORE®, MITEK®, MITEK SYSTEMS, INC®, PAYEEFIND®, QUICKFX®, DYNAFIND®, TRUESIGN®, and CAPTUREQUEST®. We attempt to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures. We have registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

As of September 30, 2007, we have been awarded a total of four patents, three of which were awarded in 2007. Three patents generally cover System and Method for Check Fraud detection using Signature Validation, which we believe could provide us with a material competitive advantage. In addition, as of September 30, 2007, we had five patent applications. If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operation results could be harmed.

SALES AND MARKETING

We market our products and services primarily through our internal, direct sales organization. We employ a technically-oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on Original Equipment Manufacturers (OEM), Systems Integrators, and distributors and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to small and large financial institutions that are positioning themselves in the emerging Remote Data Capture (RDC) market. We currently maintain our sales and support office in California. In addition, we sell and support our products through foreign resellers in Australia, Canada, Greece, Italy, the United Kingdom, Spain, Sweden, India, Switzerland and Japan. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

We license our software to organizations on a term or perpetual basis. We also license software to organizations under enterprise agreements that allow the end-user customer to acquire multiple licenses, without having to acquire separate packaged products. These enterprise agreements are targeted at large organizations that want to acquire perpetual licenses to software products for their entire enterprise.

International sales accounted for approximately 28% and 15%, of our net sales for the fiscal years ended September 30, 2007 and 2006, respectively. International sales in fiscal year 2007 were made to customers in fourteen countries including Australia, Greece, Canada, United Kingdom, Spain, India, Italy, Japan, Switzerland and Sweden. We sell our products in United States currency only. We recorded a significant portion of our revenues from two customers in fiscal year 2007 and from two customers in fiscal year 2006. Net sales from these customers aggregated 32% and 35% for the fiscal years 2007 and 2006, respectively.

MAINTENANCE AND SUPPORT

Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers in operating the systems. We have an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone. For more complicated issues, our staff, after customer consent, can log on to our customers’ systems remotely. Occasionally, visits to the customers’ facilities are required to resolve support issues. We maintain our customers’ software largely through releases which contain improvements and incremental additions. Nearly all of our in-house customers contract for annual support services from us. These services are a significant source of recurring revenue, and are contracted for an annual basis and are typically priced at approximately 8% to 20% of the particular software product’s license fee.

  We provide maintenance and support on a contractual basis after the initial product warranty has expired. We provide telephone support and on-site support. On site support is made at the customer’s request along with pre-approval of reimbursable expenses from the customer. Customers with maintenance coverage receive software updates from us on an if and when available basis only. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, our products are supported internationally by periodic distributor and customer visits by our management. These visits include attending imaging shows, as well as sales and training efforts. Technical support is provided by telephone as well as technical visits if necessary in addition to those previously mentioned.

We believe that as the installed base of our products grows and as customers purchase additional complementary products, the software support function will become a larger source of recurring revenues. Maintenance and support service fees are deferred and recognized as income over the contract period on a straight-line basis. Costs incurred by us to supply maintenance and support services are charged to cost of sales.

COMPETITION

The market for our Document Image Processing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from (i) customer-developed solutions; (ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

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

Our Service Oriented Architecture (SOA) compliant ImageNet API products and licensed Payments, Prep & ID, Fraud Detection and Signatures products compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since our products may operate in several Microsoft Web Services environments, (iii) scalability and (iv) an architectural software design, which allows our products to be more readily modified, improved with added functionality, configured for new products allowing our software to be easily upgraded. Despite these advantages, Image Net competitors have existed longer and have far greater financial resources and industry connections than we have.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

EMPLOYEES AND LABOR RELATIONS

As of September 30, 2007, we employed a total of 21 persons, consisting of 4 in sales and marketing, 12 in research and development, product management and support, 1 in operations, and 4 in finance, administration and other capacities. We engaged various consultants in the area of Product Development and Marketing during the fiscal year ended September 30, 2007. We have never had a work stoppage. None of our employees are represented by a labor organization, and we consider our relations with our employees to be good.

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

ITEM 2. PROPERTIES

Our principal executive office, as well as its principal research and development facility, is located in approximately 15,927 square feet of leased office building space in San Diego, California. The lease on this facility commenced in early December 2005 and expires in early December, 2012. The base monthly rent for our facility in fiscal 2007 under this lease was approximately $25,483. The base monthly rent increases every twelve months by approximately 3%.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2007.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of November 30, 2007 were as follows:

Name	Age	Position with Mitek
James B. DeBello	49	President, Chief Executive Officer
John M. Thornton	75	Chairman
Tesfaye Hailemichael	58	Chief Financial Officer & Secretary

Mr. Thornton currently serves as Chairman of the Board. He served as President, Chief Executive Officer and Chief Financial Officer from August 1998 to May 2003, when he resigned as President and Chief Executive Officer but remained as Chairman and Chief Financial Officer. Mr. Thornton resigned as Chief Financial Officer in May 2005 but remains as Chairman. He has served as Chairman since 1987.

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

Part II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the OTC Bulletin Board under the symbol MITK.OB and the closing bid price on October 29, 2007 was $0.50. As of October 29, 2007, there were 432 holders of record of Mitek Systems, Inc. Common Stock.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for the Common Stock as reported on the OTC Bulletin Board. The quotations for the Common Stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Quarter Ended	Dec. 31	Mar. 31	Jun. 30	Sept. 30	Year
Fiscal 2007
Common stock price per share
High	$1.55	$1.07	$.78	$.68	$1.55
Low	.92	.66	.63	.49	.49

Fiscal 2006
Common stock price per share
High	$1.88	$1.85	$1.75	$1 .75	$1.88
Low	.70	1.25	1.05	1 .01	.70

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

RESULTS OF OPERATIONS

NET SALES

Net sales were approximately $5,570,000 and approximately $6,021,000 for fiscal 2007 and 2006, respectively. Net sales decreased by approximately $451,000, or 7%, in fiscal 2007 compared to fiscal 2006. The decrease in fiscal 2007 revenue is due primarily to reduced development revenue from John H. Harland who purchased a reduced amount of development services in fiscal 2007, as compared to fiscal 2006.

Revenue from John H. Harland for engineering development services were approximately $280,000 in fiscal 2007 compared to approximately $1,100,000 for fiscal 2006. We will not realize engineering development services revenue and related maintenance revenue from John H. Harland in the future as it has terminated its agreement for engineering services and related maintenance revenue in the fourth quarter of fiscal 2007. The loss of revenue from John H. Harland may have an adverse impact on our revenue in the coming year. John H. Harland and its subsidiary, Harland Financial Solutions, is a related party which is discussed in Note 7.

COST OF SALES

Cost of sales for fiscal year 2007 was approximately $634,000 compared to approximately $1,248,000 for fiscal year 2006, a decrease of approximately $614,000 or 49%. Stated as a percentage of net sales, cost of sales were 11% compared to 21% for fiscal 2007. The dollar decrease, and the decrease as a percentage of sales, in cost of sales is due to a decrease in engineering services revenue from John Harland and direct costs related to the engineering services revenue. In the prior comparable period we incurred certain non recurring engineering development costs related to the achievement of a contractual milestone. Accordingly, cost of sales as a percentage of the John Harland development revenue in the current period is less than the percentage reflected in the prior comparable period.

OPERATIONS

Operations expenses for fiscal year 2007 and 2006 included payroll, employee benefits, and other headcount-related costs associated with purchasing, shipping and receiving. Operations expenses were approximately $88,000 and $83,000 for fiscal 2007 and 2006, respectively. Stated as a percentage of net sales, operations expenses for fiscal year 2007 and 2006 were 2% and 1%, respectively. The dollar increase in 2007 expense compared to 2006 is primarily the result of personnel and employee benefit expenses.

SELLING AND MARKETING

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses were approximately $1,173,000 and $1,306,000 for fiscal 2007 and 2006, respectively. Stated as a percentage of net sales, selling and marketing expenses for fiscal year 2007 and 2006 were 21% and 22%, respectively. The dollar decrease in 2007 expense compared to 2006 is primarily attributable to headcount reduction which was made towards the end of fiscal year 2006.

RESEARCH AND DEVELOPMENT

Research and Development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. We maintain what we believe to be sufficient staff to maintain our existing product lines, including development of new, more feature-rich versions of our existing product lines, as we determine the demands by the marketplace. We also maintain research personnel, whose efforts are designed to ensure product paths from current technologies to anticipated future generations of products within our area of business.

Research and Development expenses for fiscal year 2007 were approximately $1,901,000, compared to approximately $1,349,000 for fiscal year 2006, an increase of approximately $552,000 or 40%. Stated as a percentage of net sales, research and development expenses for fiscal year 2007 increased to 34% compared to 22% for fiscal 2006. The increase in expenses for fiscal 2007 is primarily due to increasing outsourcing of programming and enhancements of existing products. The research and development expenses for fiscal 2007 include approximately $22,000 in stock based compensation expense. For the fiscal year 2007, approximately $140,000 compared to $838,000 for fiscal 2006, were spent in research and development related to contract development and charged to cost of sales-professional services, education and other.

GENERAL AND ADMINISTRATIVE

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative costs were approximately $2,162,000 and approximately $2,354,000 for fiscal year 2007 and 2006, respectively. Stated as a percentage of net sales, general and administrative expenses for fiscal year 2007 and 2006 were 39% and 39%, respectively. The dollar decrease in 2007 over 2006 was primarily due to a reduction of legal expenses.

INTEREST AND OTHER INCOME (EXPENSE) - Net

Interest and Other Income (Expense) - Net for fiscal year 2007 was approximately $4,000 as compared to approximately ($398,000) for fiscal year 2006, a change of approximately $402,000. The primary reason for the change relates to the elimination of interest expense in fiscal 2007 relating to the debt from Laurus which was fully converted to equity in June 2006 leaving no principal balance on the note. Interest expense related to the note for fiscal year 2007 was $0 and interest expense for fiscal year 2006 was approximately $466,000 which consists of interest on the Convertible Note, as discussed in Note 6 of the accompanying financial statements, which represents amortization of the beneficial conversion feature and interest paid. Interest and other income for fiscal year 2007 was approximately $14,000 compared to approximately $68,000 for fiscal year 2006. Stated as a percentage of net sales, net interest and other income (expense) for the corresponding periods were less than 1% for fiscal year 2007 and 7% for fiscal year 2006.

INCOME TAXES

For the fiscal year 2007 and 2006, we recorded a tax provision of approximately $800 for each year for income taxes which was primarily state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2007, we had approximately $2,096,000 in cash and cash equivalents as compared to approximately $2,331,000 on September 30, 2006 which is a decrease of approximately $235,000. Accounts receivable totaled approximately $542,000, a decrease of approximately $537,000 from the September 30, 2006 balance of approximately $1,079,000. The decrease in cash was due to the loss for the year, capital equipment purchases, lower revenue and significant reduction in accounts payable. The reduction in accounts receivable was due to the lower revenue for the year and improvement in collections.

Unearned revenue as of September 30, 2007 was approximately $541,000, a decrease of approximately $116,000 from September 30, 2006, which reflects the recognition of deferred license sales from September 30, 2006 of $175,000 to John H. Harland, and new anniversary product support agreements offset by continued recognition of unearned revenue from product support agreements licensed in prior periods.

During the fiscal year 2007, we financed our cash needs primarily from collections of accounts receivable and existing cash and cash equivalents. During fiscal year 2006, we financed our cash needs primarily from financing activities combined with cash carried over from the prior fiscal year.

Net cash used by operating activities during the year ended September 30, 2007 was approximately $206,000. The primary use of cash from operating activities was the net loss of approximately $384,000, a decrease in accounts payable of approximately $614,000 and a decrease in deferred revenue of approximately $116,000.The primary sources of cash from operating activities was a decrease in accounts receivable, net of provision for bad debts, of approximately $537,000, and a decrease of inventory, prepaid expenses and other assets of approximately $122,000. The primary non-cash adjustment to operating activities was depreciation and amortization expense for fixed assets of approximately $39,000 and stock based compensation expense of approximately $221,000. We used part of the cash provided from operating activities to finance the acquisition of equipment used in our business.

Our working capital and current ratio was approximately $1,796,000 and 2.91, respectively on September 30, 2007 and approximately $1,905,000 and 2.12, respectively, on September 30, 2006. On September 30, 2007 the total liabilities to equity ratio was 0.53 to 1 compared to 0.86 to 1 on September 30, 2006. As of September 30, 2007, total liabilities decreased by approximately $741,000 compared to total liabilities on September 30, 2006.

On June 11, 2004, we secured a financing arrangement with Laurus Master Fund (“Laurus”). The financing consisted of a $3 million Secured Note that bore interest at the rate of prime (as published in the Wall Street Journal), plus one percent and had a term of three years (matures June 11, 2007). Laurus has converted all of the secured note in 2006 and the agreement has expired. The company does not have financing vehicle at the moment.

On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31 and June 30, 2007, we conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. During the quarter ended March 31, 2007, we settled all outstanding merger related expenses with the exception of an estimated $250,000 for remaining potential liabilities which was accrued in the quarter ended March 31, 2007. We settled the remaining potential liabilities related to the merger for approximately $250,000 during the quarter ended June 30, 2007. All accrued liabilities to various vendors who provided merger related services have been paid during the quarter ended March 31, 2007 and in the quarter ended June 30, 2007. There are no merger related obligations as of September 30, 2007. Such merger related expenses are included in general and administrative expenses for the year ended September 30, 2007.

John H. Harland Company (explained fully in Note 7 - Related Party Transactions) has terminated its agreement for engineering services and related maintenance revenue in the fourth quarter of fiscal 2007. The loss of revenue from John H. Harland may have an adverse impact on our revenue in the coming year.

There are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations. Although our strategy for fiscal 2008 is to grow the identified markets for our new products and enhance the functionality and marketability of our document image processing and image analytic technology, we have not yet observed a significant change in liquidity or future cash requirements as a result of this strategy. Anticipated cash requirements over the next twelve months are principally to fund operations, including spending on research and development. We believe that we will have sufficient liquidity to finance our operations for the next twelve months using existing cash and cash generated from operations, as discussed above.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of the our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the Notes to the Financial Statements.

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

We currently derive substantially all of our product revenues from licenses and sales of software products to customers incorporate our character recognition technology. As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for document image processing, negative publicity or obsolescence of the software environments in which our products operate could result in lower sales or gross margins and would have a material adverse effect on our business, operating results and financial condition.

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

Our efforts to reduce expenses and generate revenue may not be successful. We have funded our operations in the past by raising capital, sale of certain assets and obtaining loans. If our revenues do not increase we will need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations.

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

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 97-2, Software Revenue Recognition. We adopted SOP 97-2, as amended by SOP 98-4 Deferral of the Effective Date of a Provision of SOP 97-2 as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. We adopted SAB 101 during the fourth quarter of fiscal 2000 which was subsequently superceded by SAB 104.

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

As of September 30, 2007, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,844,959 shares of common stock including stock options or approximately 17% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 27% including outstanding options (vested and unvested) to acquire common stock. John H. Harland Company (“John Harland”) has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock. John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of Mitek or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2007, our common stock price ranged from $0.49 to $1.55.

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

ITEM 7. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mitek Systems, Inc.

We have audited the accompanying balance sheet of Mitek Systems, Inc. as of September 30, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Mayer Hoffman McCann P.C.
San Diego, California
December 11, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors Mitek Systems, Inc.
San Diego, California

We have audited the accompanying statements of operations, stockholders’ equity and cash flows of Mitek Systems, Inc. (the “Company”) for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and their cash flows for year ended September 30, 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Stonefield Josephson, Inc.
Los Angeles, California
December 19, 2006

MITEK SYSTEMS, INC.
BALANCE SHEET
September 30, 2007

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,096,282
Accounts receivable including related party of $203,462-net of allowance	542,009
for doubtful accounts of $18,977
Inventory, prepaid expenses and other current assets	99,476
Total current assets	2,737,767

PROPERTY AND EQUIPMENT - net	77,827
OTHER ASSETS	29,465
TOTAL ASSETS	$2,845,059

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$120,519
Accrued payroll and related taxes	249,036
Deferred revenue	541,010
Other accrued liabilities	31,510
Total current liabilities	942,075

Deferred rent	44,596
TOTAL LIABILITIES	986,671

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
Preferred Stock, Par $0.001, 1,000,000 shares authorized,
none issued and outstanding
Common stock - $.001 par value; 40,000,000
shares authorized, 16,751,137 issued
and outstanding	16,751
Additional paid-in capital	14,582,894
Accumulated deficit	(12,741,257)
Total stockholders' equity	1,858,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,845,059

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 and 2006

	2007	2006
NET SALES
Software, including approximately $268,000 in 2007 and approximately $83,000	$3,158,229	$3,029,597
in 2006 to a related party
Professional Services, education and other, including approximately $731,000	2,411,711	2,991,509
in 2007 and $1,330,000 in 2006 to a related party
	5,569,940	6,021,106

COSTS AND EXPENSES:
Cost of Sales-Software	380,792	276,971
Cost of Sales-Professional Services, education and other	252,916	970,575
Operations	87,656	83,017
Selling and marketing	1,172,689	1,306,157
Research and development	1,901,215	1,348,721
General and administrative	2,162,110	2,354,274
Total costs and expenses	5,957,378	6,339,715

OPERATING LOSS	(387,438)	(318,609)

OTHER INCOME (EXPENSE):
Interest expense	(9,556)	(465,753)
Interest and other income	13,996	67,836
Total other income (expense)	4,440	(397,917)

LOSS BEFORE TAXES	(382,998)	(716,526)

PROVISION FOR TAXES	800	800

NET LOSS	$(383,798)	$(717,326)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,750,592	15,905,157

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	2007	2006
OPERATING ACTIVITIES
Net loss	$(383,798)	$(717,326)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation expense	221,221	-
Provision (recoveries) for bad debts	(50,654)	21,000
Depreciation and amortization	39,343	51,815
Amortization of debt discount	-	418,085
Provision for sales returns & allowances	-	(85,068)
Gain on disposal of property and equipment	-	(2,551)
Changes in assets and liabilities:
Accounts receivable	587,221	(326,366)
Inventory, prepaid expenses, and other assets	121,701	60,276
Accounts payable	(614,188)	527,771
Accrued payroll and related taxes	(31,364)	(70,705)
Deferred revenue	(116,495)	229,998
Other accrued liabilities	583	(184,346)
Deferred rent	20,706	23,890
Net cash used in operating activities	(205,724)	(53,527)

INVESTING ACTIVITIES
Purchases of property and equipment	(34,685)	(54,319)
Proceeds from sale of property and equipment	1,044	4,150
Net cash used in investing activities	(33,641)	(50,169)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	4,636	47,503
Net cash provided by financing activities	4,636	47,503

NET DECREASE IN CASH AND CASH EQUIVALENTS	(234,729)	(56,193)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,331,011	2,387,204

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,096,282	$2,331,011

SUPPLEMENTAL DISCLOSURE
OF CASH FLOW INFORMATION
Cash paid for interest	$9,556	$47,668
Cash paid for income taxes	$800	$700

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES

Conversion of debt to equity	$-	$1,639,318

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

	Common		Additional		Total
	Stock	Common	Paid-In	Accumulated	Stockholders
	Outstanding	Stock	Capital	Deficit	Equity
Balance, September 30, 2005	14,332,337	$14,332	$12,672,635	$(11,640,133)	1,046,834

Exercise of stock options	71,389	71	47,432		47,503
Common stock issued in exchange for convertible debt	2,341,883	2,343	1,636,975		1,639,318
Net loss				(717,326)	(717,326)

Balance, September 30, 2006	16,745,609	$16,746	$14,357,042	$(12,357,459)	$2,016,329

Exercise of stock options	5,528	5	4,631		4,636
Stock-based compensation expense	0	0	221,221		221,221
Net loss				(383,798)	(383,798)

Balance, September 30, 2007	16,751,137	$16,751	$14,582,894	$(12,741,257)	$1,858,388

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - Mitek Systems, Inc. (the "Company") is a developer and marketer of pattern recognition products which enable the automation of costly labor intensive business functions such as check and remittance processing, forms processing, order entry and fraud detection. Our proprietary software algorithms allow process images of scanned documents in many ways, including image “cleanup” and repair, image quality analysis, document identification, and the extraction of hand-printed as well as machine-printed text.

During the years ended September 30, 2007 and 2006, the Company has incurred losses of $383,798 and $717,326, respectively. Cash used for operations increased from $53,527 in 2006 to $205,724 in 2007. The Company has a cash balance of approximately $2.1 million as of September 30, 2007. Management believes that the current cash balance and cash expected to be generated from operations for the next twelve months will be adequate to satisfy its working capital needs for the next twelve months. Should additional losses occur, the Company may need to raise significant additional funds to continue its activities. In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments. If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms. The Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

Basis of Accounting - The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; and when technological feasibility is achieved for our products. The Balance Sheet items that are significantly impacted by estimates include the contingencies related to the collectability of accounts receivable, the useful lives of fixed assets and the associated depreciation expense thereupon, and the valuation of tax losses and credits. In addition, we use assumptions to estimate the fair value of stock-based compensation. Actual results may differ from management’s estimates and assumptions.

Fair Value of Financial Instruments - The carrying amount of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition - Revenue from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, as amended, are met. If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific evidence about the fair value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements. Vendor specific objective evidence (“VSOE”) of fair value for customer support is determined by reference to the price the company’s customer’s pay for such element when sold separately; that is, the renewal rates offered to customers. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, we follow the guidance in Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. In these arrangements, revenue is recognized based on predetermined milestone objectives required to complete the project, under the guidance of SOP 81-1. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Deferred Revenue - Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including post contract customer support which typically includes telephone support and the right to receive unspecified upgrades/enhancements on our software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement

Stock-Based Compensation - On October 1, 2006, Mitek adopted SFAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on estimated fair values. SFAS 123R supersedes Mitek’s previous accounting under Accounting Principles Board Opinion (“APB”) 25, Accounting for Stock Issued to Employees and SFAS 123, Accounting for Stock-Based Compensation. In March 2005, the SEC issued SAB 107 relating to SFAS 123R. Mitek has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 3-Accounting for Stock-Based Compensation for additional information regarding Mitek’s share-based compensation plans and the impact of adopting SFAS 123R.

Advertising expense - Advertising costs are expensed as incurred and totaled approximately $14,000 and $24,000 during the years ended September 30, 2007, and 2006, respectively.

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

Inventories - Inventories consisting of finished goods are recorded at the lower of cost or market.

Property and equipment - Property and Equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2007.

Property and equipment - at cost:
Equipment	$621,350
Furniture and fixtures	132,015
Leasehold improvements	49,299
$802,664

Less: accumulated depreciation and amortization	(724,837)
Total	$77,827

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or 7 years. Expenditures for repairs and maintenance are charged to operations while renewals and betterments are capitalized. We have not capitalized any renewals and betterments in fiscal 2007. Total repairs and maintenance expenses for the year ended September 30, 2007 amounted to approximately $39,000. Depreciation and amortization of property and equipment totaled approximately $39,000 and $52,000 for the years ended September 30, 2007 and 2006, respectively.

Long-Lived Assets - We periodically evaluate the carrying value of long-lived assets including license agreements and other intangible assets when events and circumstances indicate that these assets may be impaired or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets. We did not record any impairment for the years ended September 30, 2007 and 2006.

Research and Development - Research and development costs are expensed in the period incurred.

Capitalized Software Development Costs - The company accounts for software development costs intended for sale in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS 86”). SFAS 86 requires product development costs to be charged to expense as incurred until technological feasibility is attained and all other research and development activities for the hardware components of the product have been completed. Technological feasibility is attained when the Company has completed the planning, design and testing phase of development and the product has been determined viable for its intended use, which typically occurs when beta testing commences. The time between the attainment of technological feasibility and the completion of software development has historically been relatively short with immaterial amounts of development costs incurred during this period. Accordingly, the Company has not capitalized any software development costs during the periods presented.

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

Net Income ( Loss) Per Share - We calculate net income (loss) per share in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive. Outstanding stock options for fiscal 2007 and 2006 of 2,510,879 and 2,616,246 respectively, were excluded from this calculation, as they would have been antidilutive. In addition, 1,060,000 Laurus warrants and 321,428 Harland warrants were excluded from this calculation in fiscal 2007 and fiscal 2006, as they would reduce net loss per share.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), Accounting for Certain Hybrid Financial Instruments which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on our financial position, results of operations, or cash flows.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our financial position, results of operation, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our financial position, results of operations, or cash flows.

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

NOTE 2 - INVENTORIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2007:

Inventories	$2,376
Prepaid insurance	37,196
Deposits and prepaid rent	22,762
Prepaid expenses	37,142
Total	$99,476

NOTE 3 - ACCOUNTING FOR STOCK BASED COMPENSATION

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the twelve month period ended September 30, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the twelve months of fiscal 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the twelve months ended September 30, 2007 of approximately 12% for grants to all employees were based on historical forfeiture experience. The estimated expected remaining contractual life of stock option grants for the twelve month period ended September 30, 2007 was 1.3 years on grants to directors and 7.2 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the twelve month period ended September 30, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123R. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations for stock-based compensation awards to employees for the twelve month period ended September 30, 2007 were based on the following assumptions:

Twelve Months Ended September 30, 2007
Risk-free interest rate	4.49% - 4.71%
Expected life (years)	4.5 - 6.1
Expected volatility	90%
Expected dividends	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the twelve month period ended September 30, 2007 which was allocated as follows:

Twelve Months Ended September 30, 2007
Research and development	$21,517
Sales and marketing	49,864
General and administrative	149,840
Stock-based compensation expense related to employee stock options included in operating expenses	$221,221

The following table summarizes vested and unvested options, fair value per share, weighted average remaining term and aggregate intrinsic value:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual life (in Years)	Aggregate Intrinsic Value
September 30, 2007

Vested	2,167,235	0.65	6.03	23,315
Unvested	343,644	0.48	8.62	1,214
Total	2,510,879	0.65	6.39	24,529

As of September 30, 2007, the company had $151,706 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.81 years. During the twelve month period ended September 30, 2007, 5,528 options with intrinsic value of $3,380 were exercised.

Pro Forma Information Under SFAS 123 for Periods Prior to Fiscal 2007

Prior to fiscal 2007, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach.

The following table illustrates the effect on net loss and net loss per share at our fiscal year ended September 30, 2006 if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation.

	Year Ended September 30, 2006
Net loss, as reported		($717,000)
Add: Stock-based employee compensation expense included in reported net loss net of related tax effects		-
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects		(406,000)
Pro Forma net loss		($1,123,000)
Net loss per share - basic and diluted, as reported	$	( .05)
Pro Forma net loss per share - basic and diluted	$	( .07)

NOTE 4 - INCOME TAXES

  For the years ended September 30, 2007 and 2006 the provision for income taxes were as follows:

	2007	2006
Federal - Current	$0	$0
State - Current	$800	$800
Total	$800	$800

Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax liabilities and assets as of September 30, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets (liabilities):
Reserves not currently deductible	$8,000	$28,000
Book depreciation and amortization in excess of tax	25,000	30,000
Stock based compensation	88,000	-
Research credit carryforwards	51,000	551,000
AMT credit carryforward	69,000	69,000
Net operating loss carryforwards	5,175,000	4,763,000
Capitalized research and development costs	535,000	832,000
Uniform capitalization	1,000	2,000
Other	302,000	356,000
Total deferred tax assets	6,254,000	6,631,000
Valuation allowance for net deferred tax assets	(6,254,000)	(6,631,000)
Total	$-	$-

  We have provided a valuation allowance against deferred tax assets recorded as of September 30, 2007 and 2006 due to uncertainties regarding the realization of such assets.

  The research credit and net operating loss carryforwards expire during the years 2007 to 2025. The federal and California net operating loss carryforwards at September 30, 2007 are approximately $14,201,000 and $7,457,000, respectively.

  The differences between the provision for income taxes and income taxes computed using the U.S. federal income tax rate were as follows for the years ended September 30:

	2007	2006
Amount computed using statutory rate	$(132,000)	$(260,000)
Net change in valuation allowance for net deferred tax assets	(377,000)	300,000
Non-deductible items	3,000	8,000
Expired credit	529,000
State income taxes	(22,200)	(47,200)
Provision for income taxes	$800	$800

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Matters - We are not aware of any legal proceedings or claims that Management believes may have, individually or in the aggregate, a material adverse effect on the business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan - We have a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits. The Board may, at its sole discretion, approve Mitek’s contributions. During fiscal 2007 and 2006, the Board elected not to make any contributions to the plan.

Termination of Merger Agreement - On July 14, 2006, the Company announced that it had entered into an agreement to acquire substantially all of the assets and liabilities of Parascript LLC (“Parascript”), a Wyoming limited liability company. On January 23, 2007, Mitek notified Parascript that it was terminating the merger agreement. In connection with the merger, Mitek had accrued, but not yet paid, approximately $700,000 of fees and costs which were expensed as incurred. As a result of the termination of the merger agreement, Mitek was subject to additional merger related expenses of up to approximately $1,300,000. During the quarter ended March 31 and June 30, 2007, we conducted discussions with the service providers who had provided merger related services regarding the total amounts owed by Mitek inclusive of the approximate $1,300,000 of potential liabilities. During the quarter ended March 31, 2007, we settled all outstanding merger related expenses with the exception of an estimated $250,000 for remaining potential liabilities which was accrued in the quarter ended March 31, 2007. We settled the remaining potential liabilities related to the merger for approximately $250,000 during the quarter ended June 30, 2007. All accrued liabilities to various vendors who provided merger related services have been paid during the quarter ended March 31, 2007 and in the quarter ended June 30, 2007. There are no merger related obligations as of September 30, 2007.

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

Future annual minimum rental payments payable by us under non-cancelable leases are as follows:

Operating Leases
Year Ending September 30:
2008	313,762
2009	323,318
2010	332,874
2011	342,430
2012	351,986
Thereafter	58,930
Total	$1,723,300

 Rent expense for operating leases for the years ended September 30, 2007 and 2006 totaled $326,304 and $337,639, respectively.

NOTE 6 - ISSUANCE OF CONVERTIBLE DEBT

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

At various time during fiscal 2006 through June 2, 2006, Laurus exercised its right to convert the outstanding principal balance of the note to common stock at the conversion price of $0.70 per share, leaving no principal balance due. We have therefore expensed all unamortized deferred financing costs associated with this debt as of June 2, 2006. In fiscal 2006, we issued 2,341,883 shares of common stock to Laurus upon conversion of $1,639,318 of debt to equity. In fiscal 2005, we issued 800,000 shares of common stock to Laurus upon conversion of $560,000 of debt to equity. Interest expense, including expensing of unamortized financing costs and amortization of financing costs, paid to Laurus during fiscal 2006 amounted to approximately $466,000.

NOTE 7 - RELATED PARTY TRANSACTIONS

John H. Harland Company made an investment in Mitek in February and May 2005, which is discussed in detail in Note 8 under Stockholders’ Equity in our 10-KSB for our fiscal year 2006. John Harland acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share. As part of the acquisition of shares, John Harland received warrants to purchase 321,428 additional shares of common stock at $0.70 per share. This transaction resulted in John H. Harland Company and its subsidiary, Harland Financial Services, (collectively “John Harland”) being considered related parties. John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

In fiscal 2007, we realized revenue of approximately $680,000 with John H. Harland Company for engineering development services and for maintenance covering engineering development services. In addition, we realized revenue of approximately $197,000 in software license and software maintenance. At September 30, 2007 there was a balance due from John H. Harland Company of approximately $180,000. This balance was paid subsequent to September 30, 2007. In fiscal 2006, we realized revenue of approximately $1,100,000 with John H. Harland Company for engineering development services. We will not realize engineering development services revenue and related maintenance revenue from John H. Harland in the future. John H. Harland has terminated its agreement for engineering services and related maintenance revenue in the fourth quarter of fiscal 2007. The loss of revenue from John H. Harland may have an adverse impact on our revenue in the coming year.

In fiscal 2007, we realized revenue of approximately $122,000 with Harland Financial Solutions, a subsidiary of John Harland, for software license purchases and for software maintenance. At September 30, 2007 there was a balance due from Harland Financial Solutions of approximately $22,000. This balance was paid subsequent to September 30, 2007. In fiscal 2006, we realized revenue with Harland Financial Solutions for software license purchases and software maintenance for approximately $100,000.

NOTE 8 - STOCKHOLDERS’ EQUITY

Shares Issued For Conversion Of Debt To Equity

In fiscal 2006, we issued 2,341,883 shares of common stock to Laurus upon conversion of $1,639,318 in principal to equity. No shares were issued in fiscal 2007.

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

Information concerning stock options granted by Mitek under all plans for the years ended September 30, 2007 and 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Balance, September 30, 2005	2,006,719	$1.06

Granted:
Board of Directors	175,000	$.85
Executive Officers	525,000	$.95
Employees	347,000	$.84
Exercised	(71,389)	$1.04
Cancelled	(366,084)	$2.46

Balance, September 30, 2006	2,616,246	$1.01

Granted:
Board of Directors	90,000	$.74
Executive Officers	-	-
Employees	230,000	$.72
Exercised	(5,528)	$.84
Cancelled	(419,839)	$1.08

Balance, September 30, 2007	2,510,879	$.96	6.39

The following table summarizes information about stock options outstanding on September 30, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Unvested
$ 0.43- - $ 0.69	515,111	6.35	$0.51	490,833	$0.51	24,278
$ 0.70- - $ 0.92	1,038,722	6.29	$0.79	719,356	$0.80	319,366
$ 1.06- - $ 1.68	865,000	6.82	$1.13	865,000	$1.13	-
$ 2.13- - $ 2.68	60,525	4.29	$2.32	60,525	$2.32	-
$ 3.25- - $12.37	31,521	2.53	$6.81	31,521	$6.81	-
	2,510,879	6.39	$.96	2,167,235	$1.00	343,644

NOTE 9 - PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues - During fiscal years 2007 and 2006, our revenues were derived primarily from the Character Recognition Product line. Revenues by product line as a percentage of net sales are summarized as follows:

	Year Ended September 30,
	2007	2006
Character recognition	57%	50%
Maintenance & Other	43%	50%

Sales Concentrations - The Company sells its products primarily to community depository institutions. For the years ended September 30, 2007 and 2006, the Company had the following sales concentrations:

	Year Ended September 30,
	2007	2006
Customers to which sales were
in excess of 10% of total sales
Number of customers	2	2
Aggregate percentage of sales	32%	35%

Foreign Sales - primarily Europe & Asia	28%	15%

Accounts receivable to the customers to which sales were in excess of 10% of total sales was approximately $237,000 as of September 30, 2007. This entire amount was paid subsequent to September 30, 2007. Sales to these customers including related parties during fiscal 2007 were approximately $1,751,000.

Of the $542,000 accounts receivable as shown at September 30, 2007, $450,970 were collected subsequent to September 30, 2007 but prior to December 1, 2007.

Below is a summary of the revenue by product lines:

	2007	2006
Revenue (000’s)
Recognition Toolkits	$3,108	$2,872
Document and Image Processing Solutions	50	116
Maintenance and other	2,412	3,033
Total Revenue	$5,570	$6,021

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 8A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the year ended September 30, 2007.

We have not made any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal year ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
John M. Thornton	75	Chairman of the Board

James B. DeBello	49	Chief Executive Officer, Director

Tesfaye Hailemichael	57	Chief Financial Officer

Michael Bealmear (1)(2)(3)	60	Director

Vinton Cunningham (2)	71	Director

Gerald I. Farmer, Ph. D.(2) (3)	73	Director

Sally B. Thornton	73	Director

William P. Tudor (1)	61	Director

(1)  Compensation Committee

(2)  Audit Committee

(3)  Nominating & Corporate Governance Committee

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of Forms, 3, 4, and 5 and amendments thereto furnished to us, we are not aware of any director, officer or beneficial owner of 10% of our common stock that failed to file on a timely basis as disclosed on the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2007, except that Messrs. Thornton, Bealmear, Cunningham, Farmer and Tudor and Ms. Thornton failed to file a timely Form 4 to reflect option grants made on February 27, 2007.

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

ITEM 10.     EXECUTIVE COMPENSATION

The following table shows the compensation Mitek paid to its Chief Executive Officer and other executive officers who served as such at the end of fiscal 2007 and received annual compensation over $100,000.

Principal Position	Year	Salary ($)	Bonus ($)	Common Stock Underlying Options (#)

James B. DeBello President & Chief Executive Officer	2007 2006 2005 2004	332,174 316,113 300,385 275,000	— — —	— 350,000 800,000

Tesfaye Hailemichael Chief Financial Officer	2007 2006 2005	181,191 173,250 67,872	— —	— 125,000 150,000

Stock Options

There were no stock options granted during the fiscal year ended September 30, 2007 to the individuals named in the Summary Compensation Table. The following table shows, as to the individuals named in the Summary Compensation Table, information concerning stock options granted during the fiscal year ended September 30, 2006.

Option Grants in Fiscal Year 2006

	Number of Securities Underlying Options Granted	Total Options Granted to Employees in FY 2006		Exercise or Base Price	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
	(#)(1)	(%)		($/Share)	Date	5%($)	10%($)
James B. DeBello	100,000 100,000 150,000	10 10 14	% % %	0.80 0.82 1.10	10/18/15 11/17/15 07/09/16	50,328 51,586 103,835	127,552 130,741 263,192

Tesfaye Hailemichael	25,000 100,000	2 10	% %	0.80 1.10	10/18/15 07/09/16	12,582 69,223	31,888 175,461

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

The following table shows, as to the individuals named in the Summary Compensation Table, information concerning stock option values at the fiscal year end September 30, 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

	Number of Securities Underlying Unexercised Options at FY End		Value of Unexercised In-the Money Options at FY-End ($)(1)
	Exercisable	Unexercisable	Exercisable	Unexercisable

James B. DeBello	1,052,741	97,259	188,887	11,113
Tesfaye Hailemichael	232,611	42,389	-	-

(1) Based on a closing bid price of $0.55 on September 28, 2007 as reported on the OTC BB.

 ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below shows, as of November 30, 2007, the amount and class of the Company’s voting stock owned beneficially (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended) by (i) each director of the Company, (ii) the executive officers named in the Summary Compensation Table, (iii) all directors and executive officers as a group and (iv) each person known by us to own beneficially 5% or more of any class of the Company’s voting stock (except as noted below). The business address for each of these stockholders is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Name of beneficial Owner or Identify of Group	Number of shares of common stock Beneficially Owned		Percent of Class

John M. and Sally B. Thornton	2,844,959	(1)	16.98%
Gerald I. Farmer	45,000	(2)	*
James B. DeBello	1,150,000	(3)	6.87%
Michael Bealmear	45,000	(4)	*
William Tudor	80,000	(5)	*
Vinton Cunningham	45,000	(6)	*
Tesfaye Hailemichael	275,000	(7)	1.64%
John Harland Company	2,464,284	(8)	14.71%
White Pine Capital, LLC	984,900	(9)	5.88%
Directors and Officers as a Group	4,484,959	(10)	26.77%

*	Less than 1%.

(1)
John M. Thornton and Sally B. Thornton, husband and wife, are trustees of a family trust, and are each directors of the Company. Includes 145,000 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(2)	Includes 45,000 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(3)	Includes 1,097,183 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(4)	Includes 45,000 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(5)	Includes 35,000 shares of common stock held by Mr. Tudor, and 45,000 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(6)	Includes 45,000 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(7)	Includes 252,051 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

(8)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on May 13, 2005. The beneficial owner’s address is 2939 Miller Road, Decatur, Georgia 30035.

(9)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on December 31, 2006. The beneficial owner’s address is 60 South 6th Street, Suite 2530, Minneapolis, Minnesota 55402.

(10)	Includes 1,529,234 shares of common stock subject to options exercisable within 60 days of November 30, 2007.

Information with respect to beneficial ownership is based on information furnished to the Company by each person identified above.

Equity Compensation Plan Information

The following table sets forth information, as of September 30, 2007, with respect to the Company’s compensation plans under which common stock is authorized for issuance.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,510,879	0.96	1,592,311
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	2,510,879	0.96	1,592,311

 ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no related party transactions with Mitek directors or executive officers in the last three fiscal years.

ITEM 13.     EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document	No. in Document
2.1	Amended and Restated Agreement and Plan of Merger dated September 18, 2006 by and among Mitek Systems, Inc., a Delaware corporation and Mitek Acquisition Sub, LLC, a Wyoming limited liability company and Parascript, LLC, a Wyoming limited liability company and Parascript Management, Inc., a Wyoming corporation, as the Member Representative.	A	2.1

Exhibit No.	Description	Incorporated by Reference from Document	No. in Document
3.1	Certificate of Incorporation of Mitek Systems, Inc.	A	3.1

3.2	Bylaws of Mitek Systems, Inc.	A	3.2

10.1	Mitek Systems, Inc. 2006 Stock Option Plan.	A	10.1

23.1	Consent of Mayer Hoffman McCann P.C. and Stonefield Josephson, Inc.		Filed herewith

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934..		Filed herewith

31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.		Filed herewith

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Filed herewith

A. Incorporated by reference to Mitek’s Registration Statement on Form S-4 Registration Number 333-138495.

 ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees for professional services rendered for the audit of our financial statements for each of the fiscal years ended September 30, 2007 and September 30, 2006, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) or services normally provided by the independent auditors in connection with statutory or regulatory filings or engagements, were approximately $133,000 to Mayer Hoffman McCann P.C. and approximately $70,000 to Stonefield Josephson Inc. for a total of $203,000 for fiscal 2007, and approximately $164,000 to Stonefield Josephson Inc. for fiscal 2006.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2007 or September 30, 2006.
Tax Fees

There were no fees for tax compliance, tax advice or tax planning billed or expected to be billed by our independent auditors for the fiscal years ended September 30, 2007 or September 30, 2006.

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

Each request or application must include:

●	a recommendation by the chief financial officer as to whether the Audit Committee should approve the request or application; and

•
a joint statement of the chief financial officer and the auditors as to whether, in their view, the request or application is consistent with the Securities and Exchange Commission’s and the requirements for auditor independence of the Public Company Accounting Oversight Board (“PCAOB”).

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

Dated: December 11, 2007	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello,
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton	December 11, 2007
John M. Thornton,
Chairman of the Board
and Director)

/s/ James B. DeBello	December 11, 2007
James B. DeBello,
President
and Chief Executive Officer
(Principal Executive Officer
and Director)

/s/Tesfaye Hailemichael	December 11, 2007
Tesfaye Hailemichael
Chief Financial officer

/s/ Gerald I. Farmer	December 11, 2007
Gerald I. Farmer, Director

/s/ Michael Bealmear	December 11, 2007
Michael Bealmear, Director

/s/ Sally B. Thornton	December 11, 2007
Sally B. Thornton, Director

/s/ William P. Tudor	December 11, 2007
William P. Tudor, Director

/s/ Vinton Cunningham	December 11, 2007
Vinton Cunningham, Director

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
8911 Balboa Ave, Suite B
San Diego, California 92123
(858) 503-7810

CORPORATE OFFICERS
James B. DeBello , President and Chief Executive Officer
Tesfaye Hailemichael, Chief Financial Officer

TRANSFER AGENT
Mellon Investor Services LLC
480 Washington Blvd., Jersey City, NJ 07310-1900
www.melloninvestor.com/isd

AUDITORS
Maher Hoffman McCann, P.C.
10616 Scripps Summit Court, San Diego, California 92131

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