Form 10QSB
period 2007-12-31
MITEK SYSTEMS INC
filed 2008-02-14
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007 or

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

Yes ☐ No ☒

There were 16,751,137 shares outstanding of the registrant's Common Stock as of February 4, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended December 31, 2007

INDEX

			Page

Part I. Financial Information

Item 1.	Financial Statements

	a)	Balance Sheet
		As of December 31, 2007 (Unaudited) and September 30, 2007	1

	b)	Statements of Operations
		for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	2

	c)	Statements of Cash Flows
		for the Three Months Ended December 31, 2007 and 2006 (Unaudited)	3

	d)	Notes to Unaudited Financial Statements	4

Item 2.		Management’s Discussion and Analysis or Plan of Operation	10

Item 3.		Controls and Procedures	18

Part II. Other Information

Item 1.		Legal Proceedings	18

Item 6.		Exhibits and Reports on Form 8-K	18

Signature			19

ITEM 1

FINANCIAL INFORMATION

MITEK SYSTEMS, INC.
BALANCE SHEET

	December 31, 2007	September 30, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,498,691	$2,096,282
Accounts receivable including related party of $222,166 and $203,466, respectively,	879,493	542,009
net of allowance of $18,977 in both periods
Inventory, prepaid expenses and other current assets	66,343	99,476
Total current assets	2,444,527	2,737,767

PROPERTY AND EQUIPMENT-net	85,624	77,827
OTHER ASSETS	29,465	29,465
TOTAL ASSETS	$2,559,616	$2,845,059

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$196,314	$120,519
Accrued payroll and related taxes	291,909	249,036
Deferred revenue	332,187	541,010
Other accrued liabilities	43,541	31,510
Total current liabilities	863,951	942,075

Deferred rent	48,577	44,596
TOTAL LIABILITIES	912,528	986,671

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized,
16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,653,194	14,582,894
Accumulated deficit	(13,022,857)	(12,741,257)
Total stockholders' equity	1,647,088	1,858,388
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,559,616	$2,845,059

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2007	2006
NET SALES
Software including approximately $227,000 and $24,000	$785,261	$920,456
to a related party, respectively
Professional Services, education and other including approximately
$9,000 and $86,000 to a related party, respectively	478,338	518,376
	1,263,599	1,438,832

COSTS AND EXPENSES:
Cost of sales-software	133,087	134,656
Cost of sales-professional services, education and other	41,777	22,106
Operations	24,399	21,982
Selling and marketing	345,506	255,019
Research and development	530,887	501,906
General and administrative	472,463	795,814
Total costs and expenses	1,548,119	1,731,483
OPERATING LOSS	(284,520)	(292,651)

OTHER INCOME (EXPENSE):
Interest expense	-	(5,916)
Interest and other income	2,920	4,423
Total other income (expense) - net	2,920	(1,493)

LOSS BEFORE INCOME TAXES	(281,600)	(294,144)

PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(281,600)	$(294,144)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,748,974

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	THREE MONTHS ENDED
	December 31,
	2007	2006
OPERATING ACTIVITIES
Net loss	$(281,600)	$(294,144)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	10,348	11,288
Provision (recoveries) for bad debts	-	(15,000)
Stock based compensation expense	70,300	44,349
Changes in assets and liabilities:
Accounts receivable	(337,484)	231,910
Inventory, prepaid expenses, and other assets	33,134	74,549
Accounts payable	75,795	182,553
Accrued payroll and related taxes	42,873	(14,374)
Deferred revenue	(208,823)	(135,905)
Other accrued liabilities	12,031	20,419
Deferred rent	3,981	6,371
Net cash provided by (used in) operating activities	(579,445)	112,016

INVESTING ACTIVITIES
Purchases of property and equipment	(18,146)	-
Net cash used in investing activities	(18,146)	-

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,636
Net cash provided by financing activities	-	4,636

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(597,591)	116,652

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,096,282	2,331,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,498,691	$2,447,663

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying balance sheet as of September 30, 2007, which has been derived from audited financial statements, and the unaudited interim financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-B and that will normally be made in the Company's Annual Report on Form 10-KSB. Refer to the Company’s financial statements on Form 10-KSB for the year ended September 30, 2007 for additional information. The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three months ended December 31, 2007 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 160 and its impact on our financial condition, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 141R, Business Combinations. This Statement replaces SFAS No. 141 and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141R). In addition, SFAS No. 141R’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS No. 141R amends SFAS No. 109, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact of the adoption of SFAS No. 141R and its impact on our financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accounts (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

Adoption of SFAS 123 (R)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three month period ended December 31, 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2007 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first three months of fiscal 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended December 31, 2007 of approximately 14.7% for grants to all employees were based on historical forfeiture experience. The estimated expected life of option grants for the first three month period ended December 31, 2007 was 1.8 years on grants to directors and 6 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the three month period ended December 31, 2007. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123R. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations for stock-based compensation awards to employees for the three month periods ended December 31, 2007 and 2006 were based on the following assumptions:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Risk-free interest rate	3.50% - 3.67%	2.25% - 5.07%
Expected life (years)	5.3	6
Expected volatility	94.19%	90%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three month periods ended December 31, 2007 and 2006 which was allocated as follows:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Research and development	$12,225	$11,329
Sales and marketing	9,342	9,004
General and administrative	48,733	24,016
Stock-based compensation expense related to employee stock options included in operating expenses	$70,300	$44,349

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value.

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining contractual life (in Years)	Aggregate Intrinsic Value
December 31, 2007

Vested	2,420,625	0.57	5.72	6,096
Unvested	1,218,077	0.36	9.64	38,384
Total	3,638,702	0.57	7.03	44,480

As of December 31, 2007, the company had $381,524 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.21 years.

A summary of option activity under the Company’s stock equity plans during the three months ended December 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2007	2,510,879	$0.96	6.39

Granted:
Board of Directors	175,000	$.37
Executive Officers	600,000	$.35
Employees	412,000	$.35
Forfeited	(59,177)	$.52

Outstanding, December 31, 2007	3,638,702	$.77	7.03

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2007:

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price of Exercisable Options	Number Unvested
$ 0.35- - $ 0.69	1,647,111	8.22	$0.40	687,514	$0.46	959,597
$ 0.72- - $ 0.92	1,034,545	5.86	$0.79	776,065	$0.80	258,480
$ 1.06- - $ 1.68	865,000	6.56	$1.13	865,000	$1.13	-
$ 2.13- - $ 2.68	60,525	4.04	$2.32	60,525	$2.32	-
$ 3.25- - $12.37	31,521	2.28	$6.81	31,521	$6.81	-
	3,638,702	7.03	$0.77	2,420,625	$.94	1,218,077

The per share weighted average fair value of options granted during the three months ended December 31, 2007 was $0.30.

4.    Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. On October 1, 2007, the Company adopted FIN 48 and the adoption did not impact the Company's financial condition, results or operations or cash flows.

The Company is subject to taxation in the United States and various state jurisdictions. The Company's tax years for 2002 and forward are subject to examination by the Internal Revenue Service and various state tax authorities.

At October 1, 2007, the Company had net deferred tax assets of approximately $6.25 million. The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 83% of the net deferred tax assets at October 1, 2007). Such carryforwards expire between 2007 and 2025. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets. In recording this allowance, management has considered a number of factors, but chiefly, the Company's recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

The Company has not determined the amount of the annual limitation on operating loss carryforwards that can be utilized in a taxable year. Any operating loss carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Based on the 100% valuation allowance on the deferred tax assets, the Company does not anticipate that future changes in the Company's unrecognized tan benefits will impact its effective tax rate.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of October 1, 2007 or December 31, 2007, and has not recognized interest and/or penalties in the statement of operations for the first three months of 2007.

5.    Commitments and Contingencies

Leases - Our office is leased under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. In September 2005, we signed a lease with an initial term of seven years for a property located at 8911 Balboa Avenue, San Diego, California. The lease was effective and binding on the parties as of September 19, 2005; however, the term of the lease began on December 9, 2005, which was the date on which the Landlord achieved substantial completion of certain improvements in accordance with the terms of the Lease (the "Commencement Date"). The lease will be terminable by the Company after the calendar month which is forty-eight (48) full calendar months after the Commencement Date; however, termination will require certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions. As of the date of this financial statement, the Company does not have any intent to terminate this lease.

6.    Related Party Transactions

John H. Harland Company (“John Harland”) made an investment in the Company in February and May 2005, as discussed in detail in the Company’s annual 10K-SB filing for the year ended September 30, 2007, found at Note 7 under Related Party Transactions. John Harland acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share. As part of the acquisition of shares, John Harland received warrants to purchase 321,428 additional shares of common stock at $0.70 per share. This transaction resulted in John H. Harland Company and its subsidiary, Harland Financial Solutions, (collectively “John Harland”) being considered related parties. John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

In the first quarter of fiscal 2008, we realized revenue of approximately $236,000 with Harland Financial Solutions for software licenses and related software maintenance. In the first quarter of fiscal 2007, we realized revenue of approximately $80,000 with John Harland for maintenance on engineering development services. In addition, we realized revenue of approximately $30,000 for software licenses and related software maintenance with Harland Financial Solutions. At December 31, 2007, there was an outstanding receivable balance from Harland Financial Solutions of approximately $222,000.

7.    Product Revenues and Sales Concentrations

Product Revenues - During the three months ended December 31, 2007 and 2006, our revenues were derived primarily from the Character Recognition Product line. Below is a summary of the revenues by product lines:

	Three Months Ended December 31
Revenue	2007	2006
(000’s)
Recognition Toolkits	$785	$903
Document and Image Processing Solutions	0	12
Professional services, Maintenance and other	479	524
Total Revenue	$1,264	$1,439

Sales Concentration - The Company sells its products primarily to community depository institutions. For the three months ended December 31, 2007 and 2006, the Company had the following sales concentrations:

	Three Months Ended December 31, 2007	Three Months Ended December 31, 2006
Customers to which sales were in excess of 10% of total sales
Number of customers	2	4
Aggregate percentage of sales	39%	58%

Accounts receivable to the customers in which sales were in excess of 10% of total sales was approximately $433,000 as of December 31, 2007. Sales to these customers including related parties during the three months ended December 31, 2007 and 2006 were approximately $488,000 and $824,000, respectively.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management’s Discussion

In addition to historical information, this Management’s Discussion and Analysis (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) inflationary factors; and (xvii) other specific risks that may be alluded to in this MD&A.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in the Notes to the Financial Statements, filed with Form 10K-SB for the year ended September 30, 2007.

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

Our historical order flow patterns, which we expect to continue, have caused forecasting difficult for us. If we do not meet our forecasts or analysts’ forecasts for us, the price of our common stock may decline.

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

The accounting profession and the SEC continue to discuss certain provisions of SOP 97-2, SAB 104 and other revenue recognition standards and related interpretations with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in our current revenue accounting practices, which could cause us to recognize lower revenues and lead to a decrease in our stock price.

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

As of December 31, 2007, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,919,959 shares of common stock including stock options or approximately 17% of our outstanding common stock. Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 31% including outstanding options (vested and unvested) to acquire common stock. John H. Harland Company (“John Harland”) has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock. John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of the Company or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2007, our common stock price ranged from $0.49 to $1.55. During the three months ended December 31, 2007, our common stock price ranged from $0.31 to $0.60.

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

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three Months Ended December 31, 2007 and 2006

Net Sales. Net sales for the three month period ended December 31, 2007 were approximately $1,264,000, compared to approximately $1,439,000 for the same period in 2006, a decrease of approximately $175,000, or 12%. The decrease was primarily attributable to decrease in revenue from three of our major customers who made significant purchases in the first quarter of fiscal 2007.

Revenue from Harland Financial Solutions for software licenses and related maintenance was approximately $236,000 for the quarter ended December 31, 2007 compared with approximately $110,000 for the same period in fiscal 2006.

Cost of Sales. Cost of Sales for the three month period ended December 31, 2007 was approximately $175,000 compared to approximately $157,000 for the same period in 2006, an increase of approximately $18,000 or 11%. The dollar increase was primarily attributable to the increase in costs related to engineering services. Stated as a percentage of net sales, cost of sales were 14% compared to 11% for the same period in fiscal 2006. The increase as a percentage of sales was primarily in costs of sales related to engineering services provided to a new customer.

Operations. Operations expenses for the three-month period ended December 31, 2007 were approximately $24,000, compared to $22,000 for the same period in 2006. Stated as a percentage of net sales, operations expenses were 2% for the periods ended December 31, 2007 and 2006.

Selling and Marketing. Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses for the three month period ended December 31, 2007 were approximately $346,000, compared to $255,000 for the same period in 2006, an increase of approximately $91,000 or 36%. Stated as a percentage of net sales, selling and marketing expenses were 27% for the period ended December 31, 2007 compared to 18% for the same period in 2006. The dollar increase in expenses for the three month period is primarily attributable to website design expense and consulting marketing professional services.

Research and Development. Research and Development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. We maintain what we believe to be sufficient staff to maintain our existing product lines, including development of new, more feature-rich versions of our existing product lines, as we determine the demands by the marketplace. We also maintain research personnel, whose efforts are designed to ensure product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses for the three month period ended December 31, 2007 were approximately $531,000 compared to approximately $502,000 for the same period in 2006, an increase of approximately $29,000 or 6%. Stated as a percentage of net sales, research and development expenses increased to 42% for the period ended December 31, 2007 compared to 35% for the same period in 2006. The increase in expenses for the three month period ended December 31, 2007 was primarily due to outsourcing of programming and enhancements of existing products. For the three month period ended December 31, 2007, approximately $40,000 compared to none for the same period ended in fiscal 2007, were spent in research and development related to contract development and charged to cost of sales-professional services, education and other.

General and Administrative. General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, facilities, and legal and other administrative fees. General and administrative expenses for the three month period ended December 31, 2007 were approximately $472,000 including an increase of $25,000 in stock based compensation expense in the quarter, compared to approximately $796,000 for the same period in 2006, a decrease of approximately 324,000 or 41%. Stated as a percentage of net sales, general and administrative expenses decreased to 37% compared to 55% for the same period in 2006. The decrease in expenses for the three month period is primarily attributable to the costs and expenses incurred in the prior year comparable period relating to the previously planned merger of Parascript, LLC and Mitek which will not be consummated.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three-month period ended December 31, 2007 was approximately $3,000 compared to interest and other income (expense) of approximately ($1,000) for the same period in 2006, a change of approximately $4,000. In the three month period ended December 31, 2007, the interest expense was approximately $0 compared to approximately $6,000 for the three month period ended December 31, 2006.

LIQUIDITY AND CAPITAL

At December 31, 2007, the Company had approximately $1,499,000 in cash and cash equivalents as compared to $2,096,000 at September 30, 2007. Accounts receivable totaled approximately $879,000, an increase of approximately $337,000 over the September 30, 2007 balance of approximately $542,000. The increase in accounts receivable was primarily the result of sales generated in the latter part of the quarter.

We financed our cash needs during the three months ended December 31, 2007 and for the same period ended December 31, 2006 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the three months ended December 31, 2007 was approximately $579,000. The primary use of cash from operating activities was the loss during the three month period of approximately $282,000 and a decrease of deferred revenue of $209,000 offset by an increase of accounts receivable of $337,000, an increase of accounts payable of $76,000, an increase in accrued liabilities of approximately $55,000, a decrease in prepaid expenses and other assets of approximately $33,000, non cash expenses of stock based compensation of approximately $70,000, and depreciation and amortization of fixed assets for approximately $10,000. We used part of the cash provided from operating activities to finance the acquisition of equipment used in our business.

Our working capital and current ratio was approximately $1,581,000 and 2.83, respectively, at December 31, 2007, compared to $1,796,000 and 2.91 at September 30, 2007, and total liabilities to equity ratio was .55 to 1 at December 31, 2007 compared to .53 to 1 at September 30, 2007.

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

ITEM 3

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2007.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

There are no additional material legal proceedings pending against the Company not previously reported by the Company in Item 3 of its Form 10-KSB for the year ended September 30, 2007, which Item 3 is incorporated herein by reference.

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

MITEK SYSTEMS, INC.

Date: February 13, 2008	/s/ James B. DeBello
James B. DeBello, President and Chief Executive Officer

Date: February 13, 2008	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer