Form 10QSB
period 2008-03-31
MITEK SYSTEMS INC
filed 2008-05-13
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  March 31, 2008  or

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

Yes ☐ No ☒.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of May 12, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended March 31, 2008

INDEX

			Page
Part 1. Financial Information

Item 1.	Financial Statements

	a)	Balance Sheets	1
		As of March 31, 2008 (Unaudited) and September 30, 2007

	b)	Statements of Operations	2
		For the Three and Six Months Ended March 31, 2008 and 2007 (Unaudited)

	c)	Statements of Cash Flows	3
		For the Six Months Ended March 31, 2008 and 2007 (Unaudited)

	d)	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation		10

Item 3.	Controls and Procedures		19

Part II. Other Information

Item 1.	Legal Proceedings		20
Item 4.	Submission of Matters to a Vote of Security Holders		20

Item 6.	Exhibits and Reports on Form 8-K		21

Signature			22

ITEM 1
FINANCIAL INFORMATION

MITEK SYSTEMS, INC
BALANCE SHEETS

	March 31, 2008 (Unaudited)	September 30, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,506,590	$2,096,282
Accounts receivable including related party of $3,776 and $203,466, respectively, net of allowance of $18,977 in both periods	1,183,463	542,009
Inventory, prepaid expenses and other current assets	83,055	99,476
Total current assets	2,773,108	2,737,767

PROPERTY AND EQUIPMENT-net	84,130	77,827
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$2,886,703	$2,845,059

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$272,870	$120,519
Accrued payroll and related taxes	306,658	249,036
Deferred revenue	723,603	541,010
Other accrued liabilities	59,054	31,510
Total current liabilities	1,362,185	942,075

Deferred rent	50,966	44,596
TOTAL LIABILITIES	1,413,151	986,671

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,701,434	14,582,894
Accumulated deficit	(13,244,633)	(12,741,257)
Total stockholders' equity	1,473,552	1,858,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,886,703	$2,845,059

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED March 31,		SIX MONTHS ENDED March 31,
	2008	2007	2008	2007
SALES
Software including sales to a related party of $600 and $11,220 for the three months ended March 31, 2008 and 2007, respectively, and $227,712 and $35,161 for the six months ended March 31, 2008 and 2007, respectively	$797,015	$718,743	$1,582,276	$1,639,199
Professional services including sales to a related party of $15,394 and $162,370 for the three months ended March 31, 2008 and 2007, respectively, and $24,963 and $248,359 for the six months ended March 31, 2008 and 2007, respectively	463,501	582,698	941,839	1,101,074
	1,260,516	1,301,441	2,524,115	2,740,273

COSTS AND EXPENSES:
Cost of sales-software	101,289	62,376	234,376	197,032
Cost of sales-professional services, education and other	41,359	45,942	83,136	68,048
Operations	24,131	21,924	48,530	43,906
Selling and marketing	334,501	295,278	680,007	550,298
Research and development	500,957	495,384	1,031,844	997,290
General and administrative	479,374	591,183	951,837	1,386,997
Total costs and expenses	1,481,611	1,512,087	3,029,730	3,243,571

OPERATING LOSS	(221,095)	(210,646)	(505,615)	(503,298)

OTHER INCOME (EXPENSE):
Interest expense	-	(3,439)	-	(9,355)
Interest and other income	2,119	3,856	5,039	8,279
Total other income (expense) - net	2,119	417	5,039	(1,076)

LOSS BEFORE INCOME TAXES	(218,976)	(210,229)	(500,576)	(504,374)

PROVISION FOR INCOME TAXES	(2,800)	(800)	(2,800)	(800)

NET LOSS	$(221,776)	$(211,029)	$(503,376)	$(505,174)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,751,137	16,751,137	16,750,044

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED March 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(503,376)	$(505,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,375	21,753
Provision (recoveries) for bad debts	-	(20,654)
Stock-based compensation expense	118,540	140,703
Changes in assets and liabilities:
Accounts receivable	(641,454)	(86,054)
Inventory, prepaid expenses, and other assets	16,421	108,461
Accounts payable	152,351	(47,152)
Accrued payroll and related taxes	57,622	24,303
Deferred revenue	182,593	227,562
Other accrued liabilities	27,544	(10,306)
Deferred rent	6,370	11,149
Net cash used in operating activities	(564,014)	(135,409)

INVESTING ACTIVITIES
Purchases of property and equipment	(25,678)	(5,947)
Proceeds from sale of property and equipment	-	1,044
Net cash used in investing activities	(25,678)	(4,903)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,636
Net cash provided by financing activities	-	4,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(589,692)	(135,676)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,096,282	2,331,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,506,590	$2,195,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$-	$9,355
Cash paid for income taxes	$2,800	$800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Basis of Presentation

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

Results for the three and six months ended March 31, 2008 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

2.	Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact, if any, of SFAS No. 157 on its financial position, results of operation, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115, which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its results of operations or financial condition.

In December 2007 the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 160 on its financial condition, results of operations or cash flows.

In December 2007 the FASB issued SFAS No. 141(R), Business Combinations. This Statement replaces SFAS No. 141 and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 141(R) and its impact on its financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the Securities and Exchange Commission (“SEC”) did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

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

The 1996 Plan provides for the purchase of up to 2,000,000 shares of the Company’s common stock through incentive and non-qualified options. Options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than ten years. Employees owning in excess of 10% of the outstanding stock are included in the 1996 Plan on the same terms except that the options must be granted for a term of not more than five years. All the options available under the 1996 Plan were granted prior to March of 1999 and no additional options will be granted under the plan.

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock through incentive and non-qualified options. Incentive stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price not less than 85% of fair market value of the Company’s common stock at the grant date, and for a term of not more than five years. To date, the Company has elected to grant non-qualified stock option grants under the 1999 Plan with a three year term.

The 2000 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company’s common stock at the grant date, and for a term of not more than five years. To date, the Company has elected to grant non-qualified stock option grants under the 2000 Plan with a three year term.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company’s common stock at the grant date, and for a term of not more than five years. To date, the Company has elected to grant non-qualified stock option grants under the 2002 Plan with a three year term.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock through incentive and non-qualified options. Incentive options must be granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than ten years. Non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company’s common stock at the grant date, and for a term of not more than five years. To date, the Company has elected to grant non-qualified stock option grants under the 2006 Plan with a three year term.

Adoption of SFAS 123 (R)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and six month periods ended March 31, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first six months of fiscal 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate at March 31, 2008 of approximately 12% for grants to all employees was based on historical forfeiture experience. The estimated expected life of option grants for the six month period ended March 31, 2008 was 1.8 years on grants to directors and 5.9 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the three and six month period ended March 31, 2008. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

Valuation and Expense Information under SFAS 123(R)

The value of stock-based compensation is based on the single option valuation approach under SFAS 123(R). It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. The fair value calculations for stock-based compensation awards for the three and six month periods ended March 31, 2008 and 2007 were based on the following assumptions:

	Three and Six Months Ended March 31, 2008	Three and Six Months Ended March 31, 2007
Risk-free interest rate	3.50% - 3.67%	4.49% - 4.71%
Expected life (years)	5.3	4.5 – 6.1
Expected volatility	94.19%	90%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and six month periods ended March 31, 2008 and 2007 which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Research and development	$7,911	$2,882	$17,839	$14,211
Sales and marketing	12,286	11,893	23,925	20,897
General and administrative	28,043	81,579	76,776	105,595
Stock-based compensation expense related to employee stock options included in operating expenses	$48,240	$96,354	$118,540	$140,703

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at March 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,521,671	0.56	5.67	$-
Unvested	1,065,105	0.32	9.45	-
Total	3,586,776	0.56	6.80	$-

As of March 31, 2008, the company had $328,710 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.17 years.

A summary of option activity under the Company’s stock equity plans during the six months ended March 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2007	2,510,879	$0.96	6.39
Granted:
Board of Directors	175,000	$0.37	2.18
Executive Officers	600,000	$0.35	9.18
Employees	412,000	$0.35	8.76
Forfeited	(111,103)	$0.83

Outstanding, March 31, 2008	3,586,776	$0.56	6.80

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$ 0.35 - $ 0.69	1,629,748	7.96	$0.40	765,696	$0.45	864,052
$ 0.72 - $ 0.92	1,024,757	5.59	$0.79	823,704	$0.80	201,053
$ 1.06 - $ 1.68	857,500	6.32	$1.13	857,500	$1.13	-
$ 2.13 - $ 2.68	54,000	3.94	$2.29	54,000	$2.29	-
$ 3.25 - $12.37	20,771	2.00	$6.78	20,771	$6.78	-
	3,586,776	6.80	$0.75	2,521,671	$0.89	1,065,105

The per share weighted average fair value of options granted during the six months ended March 31, 2008 was $0.25.

4.	Income Taxes

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, FIN 48 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. On October 1, 2007, the Company adopted FIN 48 and the adoption did not impact the Company's financial condition, results or operations or cash flows.

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

The Company has not determined the amount of the annual limitation on operating loss carryforwards that can be utilized in a taxable year. Any operating loss carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Based on the 100% valuation allowance on the deferred tax assets, the Company does not anticipate that future changes in the Company's unrecognized tax benefits will impact its effective tax rate.

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of October 1, 2007 or March 31, 2008, and has not recognized interest and/or penalties in the statement of operations the three and six month periods ended March 31, 2008.

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

In the three and six months ended March 31, 2008, the Company realized revenue of approximately $16,000 and $253,000, respectively, from John Harland for software licenses and related software maintenance. In the three and six months ended March 31, 2007, the Company realized revenue of approximately $173,000 and $284,000 from John Harland for software licenses, related software maintenance and engineering development services. At March 31, 2008, there was an outstanding accounts receivable balance from Harland Financial Solutions of approximately $4,000.

7.	Product Revenues and Sales Concentrations

Product Revenues

During the three and six months ended March 31, 2008 and 2007, the Company’s revenues were derived primarily from the Character Recognition Product line. Below is a summary of the revenues by product lines:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue (000's)
Recognition toolkits	$797	$682	$1,582	$1,590
Document and imaging processing solutions	-	37	-	49
Professional services, maintenance and other	464	582	942	1,101
Total revenue	$1,261	$1,301	$2,524	$2,740

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions. For the three and six months ended March 31, 2008 and 2007, the Company had the following sales concentrations:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Customers to which sales were in excess of 10% of total sales:
Number of customers	2	4	3	2
Aggregate percentage of sales	24.8%	50.0%	32.3%	25.4%

Sales to customers in excess of 10% of total sales were approximately $313,000 and $630,000 for the three months ended March 31, 2008 and 2007, respectively, and $814,000 and $695,000 for the six months ended March 31, 2008 and 2007, respectively. The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $532,000 as of March 31, 2008.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

In addition to historical information, this Management’s Discussion and Analysis (the “MD&A”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Also, new risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us. We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

To the extent that the MD&A contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements. We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations. The difference may be caused by a variety of factors, including, but not limited, to the following: (i) adverse economic conditions; (ii) decreases in demand for our products and services; (iii) intense competition, including entry of new competitors into our markets; (iv) increased or adverse federal, state and local government regulation; (v) our inability to retain our working capital or otherwise obtain additional capital on terms satisfactory to us; (vi) increased or unexpected expenses; (vii) lower revenues and net income than forecast; (viii) price increases for supplies; (ix) inability to raise prices; (x) the risk of litigation and/or administrative proceedings involving us and our employees; (xi) higher than anticipated labor costs; (xii) adverse publicity or news coverage regarding us; (xiii) inability to successfully carry out marketing and sales plans; (xiv) loss of key executives; (xv) inflationary factors; and (xvii) other specific risks that may be alluded to in this MD&A. Please consider our forward-looking statements in light of those risks as you read this report.

Management’s Discussion

Our strategy for fiscal 2008 is to grow the identified markets for our product and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, Mitek plans to expand the installed base of its Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection solutions by entering into reselling relationships with key resellers who we believe are better able to penetrate the market and provide Mitek entrée into a larger base of community banks.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in the Notes to the Financial Statements, filed with Form 10-KSB for the year ended September 30, 2007.

We consider many factors when applying generally accepted accounting principles to revenue recognition. These factors include, but are not limited to:

•	The actual contractual terms, such as payment terms, delivery dates, and pricing of the various product and service elements of a contract;
•	Time period over which services are to be performed;
•	Creditworthiness of the customer;
•	The complexity of customizations to our software required by service contracts;
•	The sales channel through which the sale is made (direct, VAR, distributor, etc.);
•	Discounts given for each element of a contract; and
•	Any commitments made as to installation or implementation “go live” dates.

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

Accounts Receivable

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

We compete against numerous other companies that address the character recognition market, many of which have greater financial, technical, marketing and other resources. Other companies could choose to enter our marketplace. We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products. Moreover, from time to time, our competitors or we may announce new products or technologies that have the potential to replace our existing product offerings. There can be no assurance that the announcement of new product offerings will not cause potential customers to defer purchases of our existing products, which could adversely affect our business, operating results and financial condition.

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

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). We adopted SOP 97-2, as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. During the fourth quarter of fiscal 2000, we adopted SAB 101, which was subsequently superseded by SAB 104 in December 2003.

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

Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, both as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel from operations, whether or not such litigation is resolved in our favor. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be materially and adversely affected.

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel. We do not have employment contracts with, or "key person" life insurance policies on, Chairman, Mr. John M. Thornton, or any of our employees, including Mr. James B. DeBello, our President and Chief Executive Officer, and Mr. Tesfaye Hailemichael, our Chief Financial Officer. Loss of services of key employees could have a material adverse effect on our operations and financial condition. We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications. The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

While we believe that our current cash on hand and cash generated from operations is sufficient to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing. If such financing is not available, or if available, is not on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition.

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

Our compliance with the SEC's rules concerning internal controls will be costly, time-consuming and difficult for us.

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002.  We, like all other public companies, must incur additional expenses and to a lesser extent the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting.  We have not evaluated our internal controls over financial reporting in order to allow management to assess, and our independent auditors to attest to, our internal controls over financial reporting, as required (or to be required) by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404.   Currently, the SEC's rules under Section 404 requires us to provide a management assessment as to the effectiveness of our internal control over financial reporting in our annual report for the year ended September 30, 2008, and have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in our annual report for the year ended September 30, 2009.  We have not yet performed the system and process evaluation and testing required to comply with the management assessment and auditor attestation requirements of Section 404. We may be required to make substantial changes to our internal controls in order for our management to be able to report, and our independent registered public accounting firm to be able to attest, that our internal controls are effective as of those dates. We anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management and registered public accounting firm to be able to make their respective required reports that our internal controls are effective as of those dates. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008 and 2009. If we are unable to maintain, in all material respects, effective internal control over financial reporting, investors may react by selling our stock, causing its price to fall.

Risks Related to Our Stock

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of March 31, 2008, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,919,959 shares of common stock including stock options or approximately 17% of our outstanding common stock. Our directors and executive officers, as a whole, own approximately 16% of our outstanding common stock, or approximately 25% of the outstanding shares on a fully diluted basis, including all outstanding options (vested and unvested) and warrants. John H. Harland Company (“John Harland”) has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock. John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

Our common stock is currently listed on the Over-The-Counter Bulletin Board (the “OTCBB”). If our common stock became ineligible to be listed on the OTCBB, it would likely continue to be listed on the Pink Sheets, a centralized quotation service that collects and publishes market maker quotes for OTC securities in real-time. Securities traded on the OTCBB or the Pink Sheets are subject to certain securities regulations. These regulations may limit, in certain circumstances, certain trading activities in our common stock, which could reduce the volume of trading in our common stock or the market price of our common stock. Stocks trading on the OTCBB and the Pink Sheets also typically exhibit extreme price and volume fluctuations. These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance. In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company. This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of the Company or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2007, our common stock price ranged from $0.49 to $1.55. During the first six months of fiscal 2008, our common stock price ranged from $0.25 to $0.55.

Applicable SEC Rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock which may adversely affect the trading price of our common stock.

Our common stock is subject to Rule 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock, a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three and Six Months Ended March 31, 2008 and 2007

Net Sales Net sales for the three month period ended March 31, 2008 were approximately $1,261,000, compared to approximately $1,301,000 for the three months ended March 31, 2007, a decrease of approximately $40,000, or 3%. The decrease was primarily attributable to a decrease in revenue from several major customers who made significant purchases during the three months ended March 31, 2007 which did not make significant purchases in the current period, partially offset by increased revenue from new customers in the current period.

Net sales for the six months ended March 31, 2008 were approximately $2,524,000 compared to approximately $2,740,000 in the six months ended March 31, 2007, a decrease of approximately $216,000, or 8%. The decrease was primarily attributable to a decrease in revenue from several major customers, including engineering development services revenue from John Harland, a related party.

Revenue from Harland Financial Solutions for software licenses and related maintenance was approximately $16,000 for the three months ended March 31, 2008 compared with approximately $173,000 for the three months ended March 31, 2007, which included revenue from engineering development services of $70,000.

For the six months ended March 31, 2008 and 2007, revenue from Harland Financial Solutions was approximately $253,000 and $284,000, respectively, a decrease of approximately $31,000, or 11%. The decrease in the current six month period was primarily due to decreased engineering development services revenue, offset by an increase in revenue from software licenses and related maintenance.

Cost of Sales Cost of Sales for the three months ended March 31, 2008 was approximately $143,000 compared to approximately $108,000 for the three months ended March 31, 2007, an increase of approximately $35,000 or 32%. The increase in the current period was primarily attributable to increased costs related to a one time non-recurring license fee of $37,000. As a percentage of net sales, cost of sales were 11% in the current period compared to 8% for the same period in fiscal 2007.

Cost of Sales for the six months ended March 31, 2008 and 2007 were approximately $318,000 and $265,000, respectively, a decrease of approximately $53,000, or 20%. The decrease in the current period is primarily due to decreased sales of royalty-related products compared to the same period in fiscal 2007. In the six months ended March 31, 2008 and 2007, cost of sales as a percentage of net sales were 13% and 10%, respectively.

Operations Operations expenses for the three months ended March 31, 2008 and 2007, respectively, were approximately $24,000, compared to $22,000, a decrease of approximately $2,000, or 9%. As a percentage of net sales, operations expenses were 2% for the three-month periods ended March 31, 2008 and 2007.

For the six months ended March 31, 2008 and 2007, operations expenses were approximately $49,000 and $44,000, respectively, an increase of approximately $5,000, or 11%. As a percentage of net sales, operations expenses were 2% for both the six months ended March 31, 2008 and 2007.

Selling and Marketing Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses for the three months ended March 31, 2008 were approximately $335,000, compared to $295,000 for the three months ended March 31, 2007, an increase of approximately $40,000 or 14%. As a percentage of net sales, selling and marketing expenses were 27% for the three-month period ended March 31, 2008 compared to 23% for the same period in fiscal 2007. The dollar increase in expenses for the current three-month period is primarily attributable to more promotional, marketing and sales activities including increased headcount.

For the six months ended March 31, 2008 and 2007, selling and marketing expenses were approximately $680,000 and $550,000, respectively, an increase of $130,000, or 24%. The increase in the current six-month period is primarily due to higher costs related to consulting marketing professional services, improvement of the corporate website, increased trade show activities and increased headcount. As a percentage of net sales, selling and marketing expenses were 27% in the first six months of fiscal 2008 compared to 20% in the same period of last year.

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

Research and development expenses for the three months ended March 31, 2008 and 2007 were approximately $501,000 and $495,000, respectively, an increase of approximately $6,000 or 1%. As a percentage of net sales, research and development expenses increased to 40% for the three months ended March 31, 2008 from 38% for the same period in fiscal 2007.

For the six months ended March 31, 2008, research and development expenses were approximately $1,032,000 compared to $997,000 in the three months ended March 31, 2007, an increase of approximately $35,000, or 4%. The increase in expenses for the current six-month period was primarily due to the outsourcing of programming and the costs related to enhancements of our existing products, compared to the same period in fiscal 2007. As a percentage of net sales, research and development expenses increased to 41% in the six months ended March 31, 2008 from 36% in the six months ended March 31, 2007.

General and Administrative General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, facilities, information technology, auditing, legal and other administrative fees. General and administrative expenses for the three months ended March 31, 2008 were approximately $479,000, compared to approximately $591,000 for the three months ended March 31, 2007, a decrease of approximately $112,000 or 19%. The decrease in expenses for the three months ended March 31, 2008 is primarily attributable to decreased stock compensation, accounting and personnel-related expenses in the current period and the costs and expenses incurred in the three months ended March 31, 2007 related to the previously planned merger of Parascript, LLC and Mitek which was not consummated. As a percentage of net sales, general and administrative expenses decreased to 38% in the current three-month period compared to 45% for the same period in fiscal 2007.

General and administrative expenses for the six months ended March 31, 2008 and 2007 were approximately $952,000, compared to approximately $1,387,000, a decrease of approximately $435,000 or 31%. The decrease in expenses for the six months ended March 31, 2008 is primarily attributable to decreased stock compensation, accounting, financial reporting and personnel-related expenses in the current period. The costs and expenses incurred in the comparable period in fiscal 2007 include expenses related to the previously planned merger of Parascript, LLC and Mitek which was not consummated. As a percentage of net sales, general and administrative expenses decreased to 38% in the current six months ended March 31, 2008 compared to 51% for the six months ended March 31, 2007.

Interest and Other Income (Expense) - Net. Interest and other income (expense) for the three and six months ended March 31, 2008 was approximately $2,000 and $5,000, respectively, compared to approximately $400 and ($1,000), respectively, for the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL

At March 31, 2008, the Company had approximately $1,507,000 in cash and cash equivalents, compared to $2,096,000 at September 30, 2007, a decrease of approximately $589,000. The balance of accounts receivable at March 31, 2008 was approximately $1,183,000, an increase of approximately $641,000 over the September 30, 2007 balance of approximately $542,000. The increase in accounts receivable was primarily the result of sales generated in the latter part of the quarter and billings for related software maintenance.

We financed our cash needs during the six months ended March 31, 2008 and for the same period in fiscal 2007 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the six months ended March 31, 2008 was approximately $564,000. The primary use of cash from operating activities was the loss during the six month period of approximately $503,000, offset by an increase of accounts receivable of $641,000, an increase of accounts payable of $152,000, an increase in deferred revenue of $183,000, non cash expenses of stock based compensation of approximately $119,000, and depreciation and amortization of fixed assets of approximately $19,000. In the six months ended March 31, 2008, we spent approximately $26,000 of the cash provided from operating activities to finance the acquisition of equipment used in our business, compared to approximately $6,000 in the six months ended March 31, 2007.

Our working capital and current ratio was approximately $1,411,000 and 2.04, respectively, at March 31, 2008, compared to $1,796,000 and 2.91 at September 30, 2007. Our total liability to equity ratio was 0.96 to 1 at March 31, 2008 compared to 0.53 to 1 at September 30, 2007.

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

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the six months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

 We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Company’s Annual Meeting of Stockholders (the “Meeting”) was held on February 27, 2008.

b. The following directors were elected at the Meeting:

Director	For	Against or Withheld

John M. Thornton	12,544,465	1,211,311
Sally B. Thornton	12,254,639	1,501,137
James B. DeBello	12,543,255	1,212,521
Gerald I Farmer, PhD	12,404,297	1,351,479
Michael Bealmear	13,658,243	97,533
William P. Tudor	13,657,843	97,933
Vinton Cunningham	13,657,843	97,933

c. Mayer Hoffman McCann P.C. was ratified as the Company’s 2008 auditors:

For	Against or Withheld	Abstain or Broker Non-Vote
13,729,010	19,829	6,937

ITEM 6

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

b. Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: May 13, 2008	/s/ James B. DeBello
James B. DeBello, President and
Chief Executive Officer

Date: May 13, 2008	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer