Form 10QSB
period 2008-06-30
MITEK SYSTEMS INC
filed 2008-08-05
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  June 30, 2008  or

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

Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There were 16,751,137 shares outstanding of the registrant's Common Stock as of August 1, 2008.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

MITEK SYSTEMS, INC.

FORM 10-QSB

For the Quarter Ended June 30, 2008

INDEX

			Page

Part 1. Financial Information

Item 1.	Financial Statements

	a)	Balance Sheets	1
		As of June 30, 2008 (Unaudited) and September 30, 2007

	b)	Statements of Operations	2
		For the Three and Nine Months Ended June 30, 2008 and 2007 (Unaudited)

	c)	Statements of Cash Flows	3
		For the Nine Months Ended June 30, 2008 and 2007 (Unaudited)

	d)	Notes to Unaudited Financial Statements	4

Item 2.	Management’s Discussion and Analysis or Plan of Operation		11

Item 3(A)T.	Controls and Procedures		21

Part II. Other Information

Item 1.	Legal Proceedings		21

Item 6.	Exhibits and Reports on Form 8-K		21

Signature			22

ITEM 1
FINANCIAL INFORMATION
MITEK SYSTEMS, INC
BALANCE SHEETS

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,369,571	$2,096,282
Accounts receivable including related party of $37 and $203,466, respectively, net of allowance of $57,646 and $18,977, respectively	1,451,866	542,009
Inventory, prepaid expenses and other current assets	79,663	99,476
Total current assets	2,901,100	2,737,767

PROPERTY AND EQUIPMENT-net	78,635	77,827
SOFTWARE DEVELOPMENT COSTS	124,160	-
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$3,133,360	$2,845,059

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$519,910	$120,519
Accrued payroll and related taxes	323,104	249,036
Deferred revenue	640,029	541,010
Other accrued liabilities	18,205	31,510
Total current liabilities	1,501,248	942,075

Deferred rent	53,355	44,596
TOTAL LIABILITIES	1,554,603	986,671
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,764,775	14,582,894
Accumulated deficit	(13,202,769)	(12,741,257)
Total stockholders' equity	1,578,757	1,858,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,133,360	$2,845,059

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,		June 30,
	2008	2007	2008	2007

SALES
Software including sales to a related party of $0 and $16,890 for the three months ended June 30, 2008 and 2007, respectively, and $227,712 and $52,051 for the nine months ended June 30, 2008 and 2007, respectively	$1,279,070	$842,617	$2,861,346	$2,481,816
Professional services including sales to a related party of $15,998 and $203,402 for the three months ended June 30, 2008 and 2007, respectively, and $40,961 and $451,761 for the nine months ended June 30, 2008 and 2007, respectively	402,420	615,961	1,344,259	1,717,035
	1,681,490	1,458,578	4,205,605	4,198,851

COSTS AND EXPENSES:
Cost of sales-software	316,302	102,210	550,678	299,242
Cost of sales-professional services, education and other	41,750	91,488	124,887	159,536
Operations	23,377	21,470	71,906	65,376
Selling and marketing	413,239	311,646	1,093,246	861,944
Research and development	432,443	436,776	1,464,287	1,434,066
General and administrative	414,572	410,276	1,366,409	1,797,273
Total costs and expenses	1,641,683	1,373,866	4,671,413	4,617,437

OPERATING INCOME (LOSS)	39,807	84,712	(465,808)	(418,586)

OTHER INCOME (EXPENSE):
Interest expense	-	-	-	(9,355)
Interest and other income	2,057	2,989	7,096	11,268
Total other income expense - net	2,057	2,989	7,096	1,913

INCOME (LOSS) BEFORE INCOME TAXES	41,864	87,701	(458,712)	(416,673)

PROVISION FOR INCOME TAXES	-	-	(2,800)	(800)

NET INCOME (LOSS)	$41,864	$87,701	$(461,512)	$(417,473)

NET INCOME (LOSS) PER SHARE - BASIC	$0.00	$0.01	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC	16,751,137	16,751,137	16,751,137	16,750,408

NET INCOME (LOSS) PER SHARE - DILUTED	$0.00	$0.01	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	16,751,137	16,809,426	16,751,137	16,750,408

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	June 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(461,512)	$(417,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,150	30,906
Provision (recoveries) for bad debts	38,669	(20,654)
Stock-based compensation expense	181,881	183,885
Changes in assets and liabilities:
Accounts receivable	(948,526)	(37,514)
Inventory, prepaid expenses, and other assets	19,813	100,456
Accounts payable	399,391	(577,002)
Accrued payroll and related taxes	74,068	(36,106)
Deferred revenue	99,019	274,940
Other accrued liabilities	(13,305)	16,660
Deferred rent	8,759	15,927
Net cash used in operating activities	(574,593)	(465,975)

INVESTING ACTIVITIES
Purchases of property and equipment	(27,958)	(10,747)
Proceeds from sale of property and equipment	-	1,044
Investment in software development costs	(124,160)	-
Net cash used in investing activities	(152,118)	(9,703)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,636
Net cash provided by financing activities	-	4,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(726,711)	(471,042)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,096,282	2,331,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,369,571	$1,859,969

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$-	$9,355
Cash paid for income taxes	$2,800	$800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

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

Results for the three and nine months ended June 30, 2008 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115 (“SFAS No. 159”), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date. SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between the different measurement attributes the company elects for similar types of assets and liabilities. This statement is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the application of the fair value option and its effect on its results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160). SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 160 on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). This Statement replaces SFAS No. 141 and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)). In addition, SFAS No. 141(R)’s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer. SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances. It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the impact, if any, of the adoption of SFAS No. 141(R) and its impact on its financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This Statement shall be effective sixty days following the SEC’s approval of the Public Company Accounting Oversight Board (PCAOB) amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the Securities and Exchange Commission (“SEC”) did not have, or are not believed by management to have, a material impact on the Company’s present or future financial statements.

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

Adoption of SFAS 123 (R)

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Statement of Operations for the three and nine month periods ended June 30, 2008 included compensation expense for share-based payment awards granted prior to, but not yet vested as of September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to September 30, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the Statement of Operations for the first nine months of fiscal 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate at June 30, 2008 of approximately 13% for grants to all employees was based on historical forfeiture experience. The estimated expected life of option grants for the nine month period ended June 30, 2008 was 1.8 years on grants to directors and 5.9 years on grants to employees. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the three and nine month period ended June 30, 2008. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations for stock-based compensation awards for the three and nine month periods ended June 30, 2008 and 2007 were based on the following assumptions:

	Three and Nine Months Ended June 30, 2008	Three and Nine Months Ended June 30, 2007
Risk-free interest rate	1.74% - 3.67%	4.49% - 4.71%
Expected life (years)	5.4	4.5 – 6.1
Expected volatility	97.19%	90.0%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and nine month periods ended June 30, 2008 and 2007 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$8,676	$4,489	$26,516	$18,700
Sales and marketing	14,561	16,735	38,486	37,632
General and administrative	40,104	21,958	116,879	127,553
Stock-based compensation expense related to employee stock options included in operating expenses	$63,341	$43,182	$181,881	$183,885

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at June 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,655,280	0.54	5.66	$83
Unvested	1,080,864	0.29	9.47	4,917
Total	3,736,144	0.54	6.76	$5,000

As of June 30, 2008, the company had $293,155 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.2 years.

A summary of option activity under the Company’s stock equity plans during the nine months ended June 30, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2007	2,510,879	$0.96	6.39

Granted:
Board of Directors	175,000	$0.37	2.43
Executive Officers	600,000	$0.35	9.44
Employees	737,000	$0.35	9.17
Forfeited	(286,735)	$1.09

Outstanding, June 30, 2008	3,736,144	$0.71	6.76

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$ 0.33 - $ 0.69	1,913,216	7.96	$0.39	899,575	$0.44	1,013,641
$ 0.70 - $ 0.92	910,657	5.13	$0.79	843,434	$0.79	67,223
$ 1.06 - $ 1.68	847,500	6.08	$1.12	847,500	$1.12	-
$ 2.13 - $ 2.68	49,000	3.68	$2.29	49,000	$2.29	-
$ 3.25 - $12.37	15,771	1.72	$6.63	15,771	$6.63	-
	3,736,144	6.76	$0.71	2,655,280	$0.84	1,080,864

The per share weighted average fair value of options granted during the nine months ended June 30, 2008 was $0.26.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of October 1, 2007 or June 30, 2008, and has not recognized interest and/or penalties in the statement of operations the three and nine month periods ended June 30, 2008.

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

6. Related Party Transactions

John H. Harland Company (“John Harland”) made an investment in the Company in February and May 2005, as discussed in detail in the Company’s annual 10-KSB filing for the year ended September 30, 2007, found at Note 7 under Related Party Transactions. John Harland acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share. As part of the acquisition of shares, John Harland received warrants to purchase 321,428 additional shares of common stock at $0.70 per share. This transaction resulted in John H. Harland Company and its subsidiary, Harland Financial Solutions, (collectively “John Harland”) being considered related parties of the Company. John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

In the three and nine months ended June 30, 2008, the Company realized revenue of approximately $16,000 and $269,000, respectively, from John Harland for software licenses and related software maintenance. In the three and nine months ended June 30, 2007, the Company realized revenue of approximately $220,000 and $504,000 from John Harland for software licenses, related software maintenance and engineering development services. At June 30, 2008, there was an immaterial accounts receivable balance due from Harland Financial Solutions.

7. Product Revenues and Sales Concentrations

Product Revenues

During the three and nine months ended June 30, 2008 and 2007, the Company’s revenues were derived primarily from the Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Three Months Ended June 30,		Nine Months Ended June 30,
Revenue	2008	2007	2008	2007
(000's)
Recognition toolkits	$1,279	$843	$2,862	$2,433
Document and imaging processing solutions	-	-	-	49
Professional services, maintenance and other	402	616	1,344	1,717
Total revenue	$1,681	$1,459	$4,206	$4,199

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions. For the three and nine months ended June 30, 2008 and 2007, the Company had the following sales concentrations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Customers to which sales were in excess of 10% of total sales:
Number of customers	1	4	1	2
Aggregate percentage of sales	57.6%	63.0%	23.9%	25.1%

Sales to customers in excess of 10% of total sales were approximately $968,000 and $919,000 for the three months ended June 30, 2008 and 2007, respectively, and $1,004,000 and $1,053,000 for the nine months ended June 30, 2008 and 2007, respectively. The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $964,000 as of June 30, 2008, compared to $811,000 as of June 30, 2007.

8. Capitalized Software Development Costs

The Company is currently developing ImageNet Mobile Deposit™, the first mobile banking software that extends mobile payments and check deposit capabilities to millions of customers who use camera phones. ImageNet Mobile Deposit™ enables banks and carriers to deliver valuable financial services to their existing customers and compete for new customers beyond their branch footprint. ImageNet Mobile Deposit™ provides exceptional convenience to customers and complements existing mobile banking capabilities. The Company has completed all of the planning, designing, coding, and testing activities necessary to establish technological feasibility of the product and has determined that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Costs of internally developed software are expensed until the technological feasibility of the software product has been established. Thereafter, software development costs, to the extent that management expects such costs to be recoverable against future revenues, are capitalized until the product’s general availability to customers in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Capitalized software development costs are amortized based upon the higher of (i.) the ratio of current revenue to total projected revenue or (ii.) the straight-lined charges, over the product’s estimated economic life beginning at the date of general availability of the product to customers. The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value, as defined by SFAS No. 86, requires making estimates and judgments in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from those estimates. Also, any future changes to the Company’s product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs. Capitalized software development costs during the three and nine months ended June 30, 2008 were approximately $124,000. No software development costs were capitalized during the three and nine months ended June 30, 2007. No amortization of software development costs was recorded, because sales of the related software products has not commenced.

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

Deferred Income Taxes

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding two years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

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

Our efforts to reduce expenses and generate revenue may not be successful. We have funded our operations in the past by raising capital, selling certain assets and obtaining loans. If our revenues do not increase, we will need to raise additional capital through equity or debt financing or through the establishment of other funding facilities in order to keep funding operations.

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

In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2). We adopted SOP 97-2, as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, as of July 1, 1998. In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. We adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. We believe that we are currently in compliance with SOP 97-2 and SOP 98-9. In addition, in December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides further guidance with regard to revenue recognition, presentation and disclosure. During the fourth quarter of 2000, we adopted SAB 101, which was subsequently superseded by SAB 104 in December 2003.

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

If our products have product defects, it could damage our reputation, sales, profitability and result in other costs, any of which, could adversely affect our operating results and could cause our common stock price to go down.

Our products are extremely complex and are constantly being modified and improved, and as such they may contain undetected defects or errors when first introduced or as new versions are released. As a result, we have in the past, and could in the future, face loss or delay in recognition of revenues as a result of software errors or defects. In addition, our products are typically intended for use in applications that are critical to a customer's business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products generally.

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

Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, both as plaintiff or defendant, could result in significant expense to us and divert the efforts of our technical and management personnel from operations, whether or not such litigation is resolved in our favor. In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology. In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be materially adversely affected.

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

We cannot assure you that we will be successful in attracting, assimilating and retaining additional qualified personnel in the future. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially adversely affect our customer relationships, competitive position and revenues.

We do not have a current credit facility.

While we believe that our current cash on hand and cash generated from operations is sufficient to finance our operations for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond. Actual sales, expenses, market conditions or other factors, which could have a material affect upon us, could require us to obtain additional financing. If such financing is not available, or if available, is not on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition.

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

We are subject to various regulatory requirements, including the Sarbanes-Oxley Act of 2002.  We, like all other public companies, must incur additional expenses, and to a lesser extent, the diversion of our management’s time in our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 regarding internal controls over financial reporting.  We have not evaluated our internal controls over financial reporting in order to allow management to assess, and our independent auditors to attest to, our internal controls over financial reporting, as required (or to be required) by Section 404 of the Sarbanes-Oxley Act of 2002 and the rules and regulations of the SEC, which we collectively refer to as Section 404.   Currently, the SEC's rules under Section 404 requires us to provide a management assessment as to the effectiveness of our internal control over financial reporting in our annual report for the year ended September 30, 2008, and have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in our annual report for the year ended September 30, 2009.  We have not yet performed the system and process evaluation and testing required to comply with the management assessment and auditor attestation requirements of Section 404. We may be required to make substantial changes to our internal controls in order for our management to be able to report, and our independent registered public accounting firm to be able to attest, that our internal controls are effective as of those dates. We anticipate it will be time-consuming, costly and difficult for us to develop and implement the internal controls necessary for our management and registered public accounting firm to be able to make their respective required reports that our internal controls are effective as of those dates. We may need to hire additional financial reporting and internal controls personnel, acquire software and retain a third party consultant during 2008 and 2009. If we are unable to maintain, in all material respects, effective internal control over financial reporting, investors may react by selling our stock, causing its price to fall.

Risks Related to Our Stock

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of June 30, 2008, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,919,959 shares of common stock including stock options or approximately 17% of our outstanding common stock. Our directors and executive officers, as a whole, own approximately 16% of our outstanding common stock, or approximately 25% of the outstanding shares on a fully diluted basis, including all outstanding options (vested and unvested) and warrants. John H. Harland Company (“John Harland”) has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock. John Harland also holds 321,428 warrants, which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock. Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in the product pricing policies of the Company or its competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially. In addition, the stock market has from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. During the fiscal year ended September 30, 2007, our common stock price ranged from $0.49 to $1.55. During the first nine months of fiscal 2008, our common stock price ranged from $0.17 to $0.55.

Applicable SEC Rules governing the trading of “penny stocks” limit the trading and liquidity of our common stock, which may adversely affect the trading price of our common stock.

Our common stock is subject to Rules 15g-1 through 15g-9 under the Exchange Act, which imposes certain sales practice requirements on broker-dealers who sell our common stock to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 (or $300,000 together with their spouse)). For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. This rule adversely affects the ability of broker-dealers to sell our common stock and purchasers of our common stock to sell their shares of such common stock. Additionally, our common stock is subject to the SEC regulations for "penny stock." Penny stock includes any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. The regulations require that prior to any non-exempt buy/sell transaction in a penny stock that a disclosure schedule set forth by the SEC relating to the penny stock market must be delivered to the purchaser of such penny stock. This disclosure must include the amount of commissions payable to both the broker-dealer and the registered representative and current price quotations for the common stock. The regulations also require that monthly statements be sent to holders of penny stock which disclose recent price information for the penny stock and information of the limited market for penny stocks. These requirements adversely affect the market liquidity of our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

Comparison of Three and Nine Months Ended June 30, 2008 and 2007

Net Sales Net sales for the three month period ended June 30, 2008 were approximately $1,681,000, compared to approximately $1,459,000 for the three months ended June 30, 2007, a increase of approximately $222,000, or 15%. The increase was primarily attributable to an increase in revenue from a major customer who made significant purchases during the three months ended June 30, 2008, which did not make significant purchases during the same period last year.

Net sales for the nine months ended June 30, 2008 were approximately $4,206,000 compared to approximately $4,199,000 in the nine months ended June 30, 2007, an increase of approximately $7,000, or less than 1%. The increase was primarily attributable to an increase in revenue from a major customer, partially offset by a decrease in engineering development services revenue from John Harland, a related party.

Revenue from Harland Financial Solutions for software licenses and related maintenance was approximately $16,000 for the three months ended June 30, 2008 compared with approximately $220,000 for the three months ended June 30, 2007, a decrease of approximately $204,000 or 93%. The decrease in the current period primarily relates to decreases in revenue from engineering development services of approximately $110,000 and software related maintenance of approximately $78,000.

For the nine months ended June 30, 2008 and 2007, revenue from Harland Financial Solutions was approximately $269,000 and $504,000, respectively, a decrease of approximately $235,000, or 47%. The decrease in the current nine month period was primarily due to decreased engineering development services revenue of $180,000 and software related maintenance of $230,000, offset by an increase in revenue from software licenses of $175,000.

Cost of Sales Cost of Sales for the three months ended June 30, 2008 was approximately $358,000 compared to approximately $194,000 for the three months ended June 30, 2007, an increase of approximately $164,000 or 85%. The increase in the current period was primarily related to increased royalty payments to third party software providers. As a percentage of net sales, cost of sales were 21% in the current period compared to 13% for the same period in fiscal 2007.

Cost of Sales for the nine months ended June 30, 2008 and 2007 were approximately $676,000 and $459,000, respectively, an increase of approximately $217,000, or 47%. The increase in the current period is primarily due to increased sales of royalty-related products compared to the same period in fiscal 2007. In the nine months ended June 30, 2008 and 2007, cost of sales as a percentage of net sales was 16% and 11%, respectively.

Operations Operations expenses for the three months ended June 30, 2008 and 2007, respectively, were approximately $23,000, compared to approximately $21,000, a decrease of approximately $2,000, or 10%. As a percentage of net sales, operations expenses were 1% for the three-month periods ended June 30, 2008 and 2007.

For the nine months ended June 30, 2008 and 2007, operations expenses were approximately $72,000 and $65,000, respectively, an increase of approximately $7,000, or 11%. As a percentage of net sales, operations expenses were 2% for both the nine months ended June 30, 2008 and 2007.

Selling and Marketing Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses for the three months ended June 30, 2008 were approximately $413,000, compared to approximately $312,000 for the three months ended June 30, 2007, an increase of approximately $101,000 or 32%. As a percentage of net sales, selling and marketing expenses were 25% for the three-month period ended June 30, 2008 compared to 21% for the same period in fiscal 2007. The dollar increase in expenses for the current three-month period primarily relates to increased personnel costs, including salaries, taxes, vacation and other benefits, due to additional headcount and higher commissions expense due to increased sales in the current quarter.

For the nine months ended June 30, 2008 and 2007, selling and marketing expenses were approximately $1,093,000 and $862,000, respectively, an increase of approximately $231,000, or 27%. The increase in the current nine-month period primarily relates to increased personnel costs, including salaries, taxes, vacation and other benefits, outside services and promotions and advertising costs. As a percentage of net sales, selling and marketing expenses were 26% in the nine months ended June 30, 2008 compared to 21% in the same period of last year.

Research and Development Research and Development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with product development. These costs are incurred to maintain and enhance existing products. We maintain what we believe to be sufficient staff to maintain our existing product lines, including development of new, more feature-rich versions of our existing product lines, as we determine the demands by the marketplace. We also maintain research personnel, whose efforts ensure product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses for the three months ended June 30, 2008 and 2007 were approximately $432,000 and $437,000, respectively, a decrease of approximately $5,000 or 1%. The decrease in the current three-month period primarily relates to the capitalization of software development costs, partially off-set by increased personnel costs, including salaries, taxes, vacation and other benefits, due to increased headcount and increases in other direct operating expenses. As a percentage of net sales, research and development expenses decreased to 26% for the three months ended June 30, 2008 from 30% for the same period in fiscal 2007.

For the nine months ended June 30, 2008, research and development expenses were approximately $1,464,000 compared to approximately $1,434,000 in the nine months ended June 30, 2007, an increase of approximately $30,000, or 2%. The increase in expenses for the current nine-month period primarily relates to increased personnel costs, including salaries, taxes, vacation and other benefits, due to increased headcount and increases in other direct operating expenses in connection with the outsourcing of programming and the costs related to enhancements of our existing products, compared to the same period in fiscal 2007. The increases in the nine months ended June 30, 2008 were partially off-set by the capitalization of software development costs in the current period. As a percentage of net sales, research and development expenses increased to 35% in the nine months ended June 30, 2008 from 34% in the nine months ended June 30, 2007.

General and Administrative General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with the finance, facilities, information technology, auditing, legal and other administrative fees. General and administrative expenses for the three months ended June 30, 2008 were approximately $415,000, compared to approximately $410,000 for the three months ended June 30, 2007, an increase of approximately $5,000 or 1%. The increase in expenses for the three months ended June 30, 2008 primarily relates to increases in the bad debt reserve, personnel costs, including salaries, taxes, vacation and other benefits, stock compensation expense and costs for outside services in the current period, partially off-set by increased legal expenses in the three months ended June 30, 2007 related to the previously planned merger of Parascript, LLC and Mitek, which was not consummated. As a percentage of net sales, general and administrative expenses decreased to 25% in the current three-month period compared to 28% for the same period in fiscal 2007.

General and administrative expenses for the nine months ended June 30, 2008 and 2007 were approximately $1,366,000, compared to approximately $1,797,000, a decrease of approximately $431,000 or 24%. The decrease in expenses during the current nine-month period primarily relates to higher costs and expenses incurred in the comparable period in fiscal 2007 related to the previously planned merger of Parascript, LLC and Mitek, which was not consummated. As a percentage of net sales, general and administrative expenses decreased to 32% in the current nine months ended June 30, 2008 compared to 43% for the nine months ended June 30, 2007.

Interest and Other Income (Expense) - Net. Interest and other income expense for the three and nine months ended June 30, 2008 was approximately $2,000 and $7,000, respectively, compared to approximately $3,000 and $2,000, respectively, for the three and nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL

At June 30, 2008, we had approximately $1,370,000 in cash and cash equivalents, compared to approximately $2,096,000 at September 30, 2007, a decrease of approximately $726,000. The balance of accounts receivable at June 30, 2008 was approximately $1,452,000, an increase of approximately $910,000 over the September 30, 2007 balance of approximately $542,000. The increase in accounts receivable was primarily the result of sales to a major customer who made significant purchases the latter part of the quarter.

We financed our cash needs during the nine months ended June 30, 2008 and for the same period in fiscal 2007 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the nine months ended June 30, 2008 was approximately $575,000. The primary use of cash from operating activities was the loss during the nine month period of approximately $462,000, offset by increases in accounts receivable of approximately $949,000, accounts payable of approximately $399,000, non-cash stock-based compensation of approximately $182,000, deferred revenue of approximately $99,000, bad debt reserve of approximately $39,000, and depreciation and amortization of fixed assets of approximately $27,000. In the nine months ended June 30, 2008, we spent approximately $28,000 of the cash provided from operating activities to finance the acquisition of equipment used in our business, compared to approximately $11,000 in the nine months ended June 30, 2007.

Our working capital and current ratio was approximately $1,400,000 and 1.93, respectively, at June 30, 2008, compared to approximately $1,796,000 and 2.91 at September 30, 2007. Our total liability to equity ratio was 0.98 to 1 at June 30, 2008 compared to 0.53 to 1 at September 30, 2007.

At June 30, 2008, we had invested approximately $124,000 in software development costs related to our Mobile Deposit application and we expect to continue to do so until such time the product is available to general public. Other than our investment in software development costs, there are no significant capital expenditures planned for the foreseeable future.

We evaluate our cash requirements on a quarterly basis. Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions, and we may need to raise additional capital to fund continuing operations in the future. If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions. We believe that we will have sufficient capital to finance our operations for the next twelve months using existing cash and cash equivalents, and cash to be generated from operations.

ITEM 3A(T)

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the nine months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting

PART II - OTHER INFORMATION

ITEM 1

LEGAL PROCEEDINGS

 We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 6

EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed herewith:

Exhibit Number	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

b.	Reports on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

Date: August 5, 2008	/s/ James B. DeBello
James B. DeBello, President and
Chief Executive Officer

Date: August 5, 2008	/s/ Tesfaye Hailemichael
Tesfaye Hailemichael
Chief Financial Officer