Form 10-K
period 2008-09-30
MITEK SYSTEMS INC
filed 2009-01-13
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission File Number 0-15235

MITEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	87-0418827 (I.R.S. Employer Identification No.)

8911 Balboa Ave., Suite B San Diego, California (Address of principal executive offices)	92123 (Zip Code)

Registrant's telephone number: (858) 503-7810

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 8, 2009 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $1,187,332.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of January 8, 2009.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2008

Important Note About Forward-Looking Statements		(i)

Part I

Item 1.	Business	1
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and
	Issuer Purchases of Equity Securities	13
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 8.	Financial Statements and Supplementary Data	18
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	Page 36
Item 9A(T).	Controls and Procedures	Page 36
Item 9B.	Other Information	Page 37

Part III

Item 10.	Directors, Executive Officers and Corporate Governance	Page 37
Item 11.	Executive Compensation	Page 39
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	Page 41
Item 13.	Certain Relationships and Related Transactions, and Director Independence	Page 43

Part IV

Item 14.	Principal Accountant Fees and Services	Page 43
Item 15.	Exhibits and Financial Statement Schedules	Page 45

Signatures		Page 46
Exhibit Index		Page 47

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

We make forward-looking statements in this report, particularly in Item 1. "Business" and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the documents that are incorporated by reference into this report, if any.  These forward-looking statements relate to Mitek's outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek's business, results of operations or financial condition. Specifically, forward looking statements used in this report may include statements relating to future business prospects, revenue, income and financial condition of Mitek.

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition to those factors discussed under the heading "Risk Factors" in Part I, Item 1A of this report, and in Mitek's other public filings with the Security and Exchange Commission, important factors could cause actual results to differ materially from our expectations.  These factors include, but are not limited to:

•	adverse economic conditions;
•	general decreases in demand for Mitek products and services;
•	intense competition (including entry of new competitors), including among competitors with substantially greater resources than Mitek;
•	loss of key customers or contracts;
•	increased or adverse federal, state and local government regulation;
•	inadequate capital;
•	unexpected costs;
•	lower revenues and net income than forecast;
•	inability to raise prices;
•	the risk of litigation and administrative proceedings;
•	higher than anticipated labor costs;
•	the possible fluctuation and volatility of operating results and financial condition;
•	adverse publicity and news coverage;
•	inability to carry out marketing and sales plans;
•	loss of key employees and executives;
•	changes in interest rates; and
•	inflationary factors.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date hereof, or in the case of a document incorporated by reference, as of the date of that document.  Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

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

(i)

PART I

ITEM 1.	BUSINESS.

Overview

Mitek Systems, Inc., referred to as "we," "our," "us," "Mitek," or the "Company" in this report, was incorporated under the laws of the State of Delaware in 1986.  We are primarily engaged in the development and sale of software solutions.

During our most recent completed fiscal year, our business was primarily focused on document image processing and image analytics.  Our business also focuses on intelligent character recognition and forms processing technology, products and services used in the financial services markets.  We also develop fraud detection and prevention products, which find signatures on any document and, using patented algorithms, convert them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification.  Most recently, we have been expanding our business focus to include a software product that captures and reads data from mobile devices using our proprietary technology.  We refer to this software product as Mobile Capture.  Mobile Capture technology converts a camera-equipped mobile phone into a mobile scanner that has the ability to read and extract data from any digital photo or video image.

Products and Related Markets

During fiscal year ended September 30, 2008, we had one operating segment based on our product and service offerings: document image processing and image analytics.

Document Image Processing and Image Analytics

Since 1992, we have developed and marketed pattern recognition products which enable the automation of costly, labor-intensive business functions such as check and remittance processing, forms processing, order entry and fraud detection.  Our proprietary software algorithms allow us to process images of scanned documents in many ways, including image "cleanup" and repair, image quality analysis, document identification, and the extraction of hand-printed as well as machine-printed text.  These capabilities work on a multitude of scanned documents:  checks, coupons and other financial documents, as well as most types of other business forms including images captured on a camera-equipped mobile phone.  Our software can find data on so-called unstructured documents which contain the data in variable locations and formats.  Our fraud detection and prevention products find signatures on any document and, using patented algorithms, convert them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification.  Other capabilities include the detection of forged or illegally modified checks.  To further reduce manual labor, our software automatically distinguishes between common document types such as personal and business checks, substitute checks (so-called IRDs, permitted by the Check 21 law), pre-authorized drafts, and other document types specified by the customer.

Our product family consists of Mobile Capture, software development toolkits, or "SDKs," and end-user applications.  All our products are Internet-enabled and they integrate the use of the latest technologies.

Mobile Capture

Mobile Capture is a software solution that captures and reads data from mobile devices using proprietary technology.  Mobile Capture technology converts a camera-equipped mobile phone into a mobile scanner that has the ability to read and extract data from any digital photo or video image.  We created Mobile Capture by modifying our proprietary pattern recognition software that recognizes and reads typed or hand-written characters and specific document features using a scanner attached to a personal computer.  Utilizing Mobile Capture we have created business productivity applications specifically for camera-equipped mobile phones and recently developed our first mobile product, ImageNet Mobile Deposit.  ImageNet Mobile Deposit is the first mobile product to utilize Mitek’s image analytics and pattern recognition software that allow banks to accept paper check deposits and bill payments via camera-equipped mobile phones.  As of September 30, 2008, we had recorded no revenue related to Mobile Capture.

We have also untethered our core technology from the personal computer to read and extract data from digital photos and video images from additional sources including images taken from security and Web cameras or images or video directly uploaded from the Web.  This gives our customers the ability to read captured objects embedded in video stills or images such as license plates, street signs or billboards.

Intelligent Recognition Toolkits

Our Intelligent Recognition Toolkits include a suite of products, that we call "Image Net," that leverage our proprietary intelligent character recognition, or "ICR," image processing, and dynamic data extraction software engines.  The Image Net suite of recognition toolkits includes Payments, Prep and ID, Data Capture, Fraud and Signature.  These products are sold to original equipment manufacturers or "OEMs" such as Metavante Image Solutions, Harland Financial Solutions, a John Harland Company, SunGard, BancTec, J&B Software; and Leap, Inc.

Our products used in financial document processing, are a combination of the Legal Amount Recognition capabilities licensed from a vendor with our proprietary Image Net Payments Courtesy Amount Recognition technology.  These products provide a high level of accuracy in remittance processing, proof of deposit, and lock box processing applications.

The ImageNet Payments product allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as bank documents, such as checks, deposit slips, and remittance coupons.  ImageNet Payments integrates technology components from the "CheckReader" product licensed from a vendor which specifically increases read rates of the currency and legal amounts of checks drawn on US and Canadian financial institutions.

ImageNet Prep & ID is a software toolkit that provides automatic form ID, form registration and form/template removal.  We believe it significantly improves automatic data capture (ICR/OCR), forms processing, document imaging and storage performance.  Image Net Prep & ID reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data.  It repairs the characters that are left, ensuring better recognition, enhanced throughput, and higher accuracy rates.

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

ImageNet Data Capture is a software toolkit that captures data from many types of unstructured business documents.  ImageNet Data Capture is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements.  ImageNet Data Capture locates this data on documents using contextual, positional, format and keyword specific information, even if it appears in a different location on each document.  We have supplied ImageNet Data Capture as a stand alone application programming interface, or "API," to several important OEMs in the document processing field.

Identity Validation and Forgery Detection

Since 2001, we have applied and adapted our core competency in automatic document processes and image analytics creating a product offering , which is built on our portfolio of innovative recognition technologies used to test, clean, read and authenticate imaged documents.

Our capabilities include:

•	Image analysis of signatures;
•	Image repair and optimization;
•	OCR/ICR;
•	Dynamic data finding on any document or check; and
•	Distributed Capture Courtesy Amount Recognition / Legal Amount Recognition

Forgery Detection Toolkits

Our FraudProtect™ Toolkit product detects check fraud and forgery using image analytics to uncover inconsistencies and alterations in checks as they are processed by banks.  These products are sold to OEMs and System Integrators.

Signature & Check Stock Verification API is fully automated and incorporates advanced imaging, image analysis and data extraction technologies that can help verify the authenticity signatures on checks that pass through a bank, and analyzes paper stock for any indication that an item is a counterfeit.

Pre-authorized Draft, or "PAD," safe toolkit is the first toolkit of its kind using Mitek’s patented technology to detect fraudulent preauthorized drafts.  It automatically identifies PADs from checks, and then notifies the user of any potentially suspicious PADs.  As a result, the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented.

Our PayeeFind™ product is designed to prevent payee-altered checks from clearing.  As a result, PayeeFind™ can reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees.  With PayeeFind™, this type of fraud can be stopped before recovery becomes an issue.

Forgery Detection Solution

FraudProtect™ System is a comprehensive, automated software application that allows banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations.

Research and Development

Typically, our software products are developed internally.  We also purchase or license intellectual property rights.  We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements.  We do not believe we are materially dependent upon licenses or other agreements with third parties relating to the development of our products.  Internal development allows us to maintain closer technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented.  We devise innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in document image processing.  We intend to expand our existing product offerings and to introduce new document image processing software solutions.  In the development of new products and enhancements to existing products, we use our own tools extensively.  We perform all quality assurance and develop documentation internally.  We strive to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.  We intend to continue to support industry standard operating environments.

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

Our research and development organization included fourteen software engineers, including five with advanced degrees, and three consultants as of September 30, 2008.  We balance our engineering resources between development of ICR technology and applications development.  All of our software engineers are involved in applications development, including ICR research and development of the Service Oriented Architecture compliant ImageNet API recognition engine suite, with solutions for Payments Prep & ID, Mobile Capture, Data Capture, Fraud Detection and Signatures, quality assurance, and customer services and support.

Intellectual Property

Our success depends significantly upon our proprietary technology.  We attempt to protect our intellectual property rights primarily through copyrights, trade secrets, employee and third party nondisclosure agreements and other measures.  If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

As of September 30, 2008, we have been awarded a total of five patents, one of which was awarded in 2008.  Four of the patents generally cover System and Method for Check Fraud detection using Signature Validation, which we believe could provide us with a material competitive advantage.  In addition, as of September 30, 2008, we had two patent applications on file.

We have 21 registered trademarks and we will continue to evaluate the registration of additional trademarks as appropriate.  We claim common law protection for, and may seek to register, other trademarks.  In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services primarily through our internal, direct sales organization.  We contract the services of marketing companies to assist us with our marketing strategy during new product introduction and provide us insight in marketing materials design.  We employ a technically oriented sales force with management assistance to identify the needs of existing and prospective customers.  Our sales strategy concentrates on OEMs, systems integrators and distributors and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to small and large financial institutions that are positioning themselves in the emerging mobile capture and remote data capture market.  We currently maintain our sales and support office in California.  In addition, we sell and support our products through foreign resellers.  The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

We license our software to organizations on a term or perpetual basis.  We also license software to organizations under enterprise agreements that allow the end-user customer to acquire multiple licenses, without having to acquire separate packaged products.  These enterprise agreements mostly appeal to large organizations that want to acquire perpetual licenses to software products for their entire enterprise.

International sales accounted for approximately 35% and 28%, of our net sales for the fiscal years ended September 30, 2008 and 2007, respectively.  International sales in fiscal year 2008 were made to customers in 14 countries including Canada, Finland, Greece, India, Italy, Japan, Portugal, Spain, Switzerland, and the United Kingdom.  We sell our products in United States currency only.  We recorded a significant portion of our revenues from two customers in fiscal year 2008 and fiscal year 2007.  Net sales from these customers aggregated 31% and 32% for the fiscal years 2008 and 2007, respectively.

Maintenance and Support

Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers in operating the systems.  We have an internal customer service department that handles installation and maintenance requirements.  The majority of inquiries are handled by telephone.  For more complicated issues, our staff, after customer consent, can log on to our customers' systems remotely.  Occasionally, visits to the customers' facilities are required to resolve support issues.  We maintain our customers' software largely through releases, which contain improvements and incremental additions.  Nearly all of our customers purchase post contract support from us.  These services are a significant source of our recurring revenue and they are typically contracted on an annual basis and priced at approximately 10% to 20% of the license fee of the particular software product.

We typically provide telephone maintenance and support on a contractual basis after the initial product warranty of 90 days has expired.  On site support is made at the customer's request along with pre-approval of reimbursable expenses from the customer.  Customers with maintenance coverage receive software updates from us on an if-and-when-available basis only.  Foreign distributors generally provide customer training, service and support for the products they sell.  Additionally, our products are supported internationally by distributors.  Technical support is provided by telephone as well as technical visits if necessary in addition to those previously mentioned.

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

Competition

The market for our Document Image Processing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants.  We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers.  Our principal competition comes from (i) customer developed solutions; (ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

It is also possible that we will face competition from participants new to the industry.  Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our market either independently or by acquiring or forming strategic alliances with our competitors or to otherwise increase their focus on the industry.  In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and prospective customers.

Our Service Oriented Architecture compliant ImageNet API products and licensed Payments, Prep & ID, Fraud Detection and Signatures products compete, to various degrees, with products produced by a number of substantial competitors.  Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support.  We believe our primary competitive advantages are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, since our products may operate in several Microsoft Web Services environments, (iii) scalability and (iv) an architectural software design, which allows our products to be more readily modified, improved with added functionality and configured for new products allowing our software to be easily upgraded.  Despite these advantages, Image Net competitors have existed longer and have far greater financial resources and industry connections than we have.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Employees and Labor Relations

As of September 30, 2008, we employed a total of 27 persons, consisting of six in sales and marketing, 16 in research and development, product management and support, one in operations, and four in finance, administration and other capacities.  We engaged various consultants in the area of product development and marketing during the fiscal year ended September 30, 2008.  We have never had a work stoppage.  None of our employees are represented by a labor organization, and we consider our relations with our employees to be good.

Available Information

Our Internet address is www.miteksystems.com.  There we make available, free of charge, our annual report, quarterly reports, current reports and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Our SEC reports can be accessed through the investor relations section of our website.  Our public filings may also be obtained from the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330.  The information found on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS.

The risks described below could materially and adversely affect our business, results of operations, financial condition and liquidity.  These risks are not the only risks that we face.  Our business operations could also be affected by additional factors that apply to all businesses operating in the United States and globally, as well as other risks that are not presently known to us or that we currently consider to be immaterial to our operations.

Risks Associated With Our Business

We may need to raise additional capital to fund continuing operations.  If our financing efforts are not successful, we may not be able to continue as a going concern.

We may require additional financing in order to complete our stated plan of operations for the next twelve months.  There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows.  If we are unable to obtain the financing necessary to support our operations, we will be unable to continue as a going concern.

The trading price of our shares of common stock and the recent downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities.  Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

While we believe that we will be successful in generating additional cash through outside financing, the outcome of these matters cannot be predicted at this time.  If we are not able to secure additional funding, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

Note 1 to our financial statements included in Item 8 of this report has additional disclosures related to our ability to continue as a going concern.

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of approximately $749,000 and $384,000 for the years ended September 30, 2008 and 2007, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

We do not have a current credit facility.

We have experienced a significant decline in working capital over the last fiscal year.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.  Our current cash on hand and cash generated from operations may not be sufficient to sustain our business for the next twelve months, we can make no assurance that we will not need additional financing during the next twelve months or beyond.  Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing.  If such financing is not available, or if available, is not available on reasonable terms, it could have a material adverse effect upon our results of operations and financial condition.

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues and cause us to be unable to continue our business.

We currently derive substantially all of our product revenues from licenses and sales of software products to customers incorporating our character recognition technology.  As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for document image processing, negative publicity or obsolescence of the software environments in which our products operate could result in lower sales or gross margins and would have a material adverse effect on our business, operating results and financial condition.

If economic or other factors negatively affect the small and medium-sized business sector, our customers may become unwilling or unable to purchase our products and services, which could cause our revenue to decline.

Many of our existing and target customers are in the small and medium business sector.  These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses.  Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services.  If small and medium businesses experience economic hardship, it could negatively affect the overall demand for our products and services, and could cause our revenue to decline.

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

We must continue extensive research and development in order to remain competitive.  If our products fail to gain market acceptance, our business, operating results and financial condition would be materially adversely affected by decreased sales.

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

If our new products, including our recently developed Mobile Capture software solution, fail to gain market acceptance, our business, operating results and financial condition would be materially adversely affected by the lower sales.  If we are unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition may be materially and adversely affected by decreased sales.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically.  Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price.  We expect quarterly and annual fluctuations to continue for the foreseeable future.

Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us.  If we do not meet our forecasts or analysts' forecasts for us, the price of our common stock may decline.

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

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2").  We adopted SOP 97-2, as amended by SOP No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"), as of July 1, 1998.  In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9").  We adopted SOP 98-9 on January 1, 2000.  These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance.  We believe that we are currently in compliance with SOP 97-2 and SOP 98-9.  In addition, in December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides further guidance with regard to revenue recognition, presentation and disclosure.  We adopted SAB 101 during the fourth quarter of fiscal 2000.  In December 2003, the SEC issued SAB No. 104, Revenue Recognition ("SAB 104"), which superseded SAB 101.

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

If our products have product defects, it could damage our reputation, sales and profitability and result in other costs, any of which could adversely affect our operating results, which could cause our common stock price to go down.

Our products are extremely complex and are constantly being modified and improved, and as such they may contain undetected defects or errors when first introduced or as new versions are released.  As a result, we have in the past and could in the future face loss or delay in recognition of revenues as a result of software errors or defects.  In addition, our products are typically intended for use in applications that are critical to a customer's business.  As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products in general.

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

We operate in a number of countries other than the United States.  Effective copyright and trade secret protection may be unavailable or limited in certain countries.  Moreover, there can be no assurance that the protection provided to our proprietary technology by the laws and courts of foreign nations against piracy and infringement will be substantially similar to the remedies available under the laws of the United States.  Any of the foregoing considerations could result in a loss or diminution in value of our intellectual property, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation, either as plaintiff or defendant, could result in significant expense to us or divert the efforts of our technical and management personnel from operations, whether or not such litigation is resolved in our favor.  In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.  In the event of a successful claim against us and our failure to develop or license a substitute technology, our business, financial condition and results of operations would be materially and adversely affected.

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel.  We do not have employment contracts with or "key person" life insurance policies on, any of our employees, including Mr. John M. Thornton, our Chairman, Mr. James B. DeBello, our President and Chief Executive Officer, and Mr. Tesfaye Hailemichael, our Chief Financial Officer.  Loss of services of key employees could have a material adverse effect on our operations and financial condition.  We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications.  The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

As of September 30, 2008, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,919,959 shares of common stock including stock options or approximately 17% of our outstanding common stock.  Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 31% including outstanding options (vested and unvested) to acquire common stock.  John H. Harland Company ("John Harland") has 2,142,856 shares of common stock or approximately 13% of our outstanding common stock.  John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 15% of our outstanding common stock.  Laurus Funds may acquire up to 1,060,000 shares of common stock upon exercise of its warrant or approximately 6% of the outstanding common stock.

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

Our common stock is currently listed on the Over-The-Counter ("OTC") Bulletin Board.  If our common stock became ineligible to be listed on the OTC Bulletin Board, it would likely continue to be listed on the "pink sheets."  Securities traded on the OTC Bulletin Board or the "pink sheets" are subject to certain securities regulations.  These regulations may limit, in certain circumstances, certain trading activities in our common stock, which could reduce the volume of trading in our common stock or the market price of our common stock.  The OTC market and the "pink sheets" also typically exhibit extreme price and volume fluctuations.  These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company.  This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2008, the closing price of our common stock ranged from $0.16 to $0.55.

Applicable SEC rules governing the trading of "penny stocks" limit the trading and liquidity of our common stock which may adversely affect the trading price of our common stock.

So long as our common stock continues to trade below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure document explaining the penny stock market and the associated risks.  Under these regulations, brokers who recommend penny stocks to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale.  These regulations, and the practices required by them, have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock.  We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive office, as well as our principal research and development facility, is located in approximately 15,927 square feet of leased office building space in San Diego, California.  The lease on this facility commenced in December 2005 and expires in December 2012.  The base monthly rent for our facility in fiscal 2008 under this lease was approximately $26,280.  The base monthly rent increases every twelve months by approximately 3%.

Our leased facility is covered by insurance and we believe our leased space is suitable for its uses and adequate for our present needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol MITK.OB and the closing bid price on January 7, 2009 was $0.10.  The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board. The quotations for our common stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2008
Fourth Quarter	$0.60	$0.15
Third Quarter	0.51	0.15
Second Quarter	0.40	0.25
First Quarter	0.60	0.31

FISCAL YEAR ENDED SEPTEMBER 30, 2007
Fourth Quarter	$0.68	$0.49
Third Quarter	0.78	0.63
Second Quarter	1.07	0.66
First Quarter	1.55	0.92

Holders

As of December 31, 2008, there were 426 shareholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Repurchases

We did not repurchase any of our equity securities during the year ended September 30, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans.

The table below sets forth information as of September 30, 2008, with respect to compensation plans under which our common stock is authorized for issuance. The figures related to the equity compensation plan approved by security holders relate to our 1996 Stock Option Plan, 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan and 2006 Stock Option Plan. We do not have any equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	3,740,158	$0.71	363,032

ITEM 6.	SELECTED FINANCIAL DATA.

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the notes to those statements included in this report. This discussion and analysis may contain forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties. See "IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS," at the beginning of this report. Our actual results may differ materially from those anticipated in these forward-looking statements. In evaluating such statements, we urge you to carefully consider various factors identified in this report, including those discussed under "Risk Factors" in Part I, Item 1A of this report, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

Net Sales

Net sales were approximately $5,229,000 and approximately $5,570,000 for fiscal 2008 and 2007, respectively, a decrease of approximately $341,000, or 6%.  The decrease in revenue is due primarily to a reduction in development revenue of $280,000.  We recorded $280,000 in development revenue during fiscal 2007 for engineering development services we provided to John H. Harland Company.  There was no development revenue in fiscal 2008.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party which is discussed in Note 6 to our financial statements included in Item 8 of this report.

Cost of Sales

Cost of sales for fiscal year 2008 was approximately $899,000 compared to approximately $634,000 for fiscal year 2007, an increase of approximately $265,000 or 42%.  Stated as a percentage of net sales, cost of sales were 17% for fiscal 2008 compared to 11% for fiscal 2007.  The increase is primarily due to an increase in license fees paid to third-party software providers of integrated software products, partially off-set by a decrease in direct costs related to the John H. Harland Company engineering development project that ended in the fourth quarter of 2007.

Operations Expenses

Operations expenses for fiscal year 2008 and 2007 included payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Operations expenses were approximately $95,000 and $88,000 for fiscal 2008 and 2007, respectively, an increase of approximately $7,000 or 8%.  Stated as a percentage of net sales, operations expenses were 2% in both the twelve months ended September 30, 2008 and 2007.  The increase in 2008 operation expenses as compared to 2007 operation expenses primarily relates to increased personnel and employee benefit costs.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $1,469,000 and $1,173,000 for fiscal 2008 and 2007, respectively.  Stated as a percentage of net sales, selling and marketing expenses for fiscal year 2008 and 2007 were 28% and 21%, respectively.  The dollar increase in the current twelve-month period primarily relates to increased personnel costs, including salaries, taxes, vacation and other benefits, outside services and promotions and advertising costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with product development.  These costs are incurred to maintain and enhance existing products.  We retain what we believe to be sufficient staff to sustain our existing product lines, including development of new, more feature-rich versions of our existing product, as we determine the marketplace demands.  We also employ research personnel, whose efforts are instrumental in ensuring product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses for the twelve months ended September 30, 2008 were approximately $1,802,000, compared to approximately $1,901,000 for the twelve months ended September 30, 2007, a decrease of approximately $99,000 or 5%.  Stated as a percentage of net sales, research and development expenses were 34% in both the twelve months ended September 30, 2008 and 2007.  The decrease in expenses in the twelve months ended September 30, 2008 was primarily due to software development costs of approximately $348,000 related to our Mobile Capture software application that were capitalized in accordance with Statement of Financial Accounting Standards ("SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86").  The decrease was partially off-set by increased personnel costs, including salaries, taxes, vacation and other benefits, due to increased headcount and increases in other direct operating expenses in connection with the outsourcing of programming and the costs related to enhancements of our existing products as compared to fiscal 2007.  In addition, research and development expenses related to contract development services in the amount of approximately $47,000 and $140,000 for the twelve months ended September 30, 2008 and 2007, respectively, was charged to cost of sales-professional services, education and other.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $1,719,000 in fiscal year 2008 compared to approximately $2,162,000 in fiscal year 2007, a decrease of approximately $443,000 or 20%.  The decrease primarily relates to the fact that we incurred costs and expenses in fiscal 2007 related to a propsed merger transaction, which was not consummated, while no such expenses were incurred in fiscal 2008. Stated as a percentage of net sales, general and administrative expenses were 33% and 39% for the twelve months ended September 30, 2008 and 2007, respectively.

Interest and Other Income (Expense) – Net

Interest and other income (net) for fiscal 2008 was $8,000, compared to $4,000 for fiscal 2007.  The increase was primarily due to higher interest charges in the 2007 fiscal year, partially off-set by reduced interest income in the 2008 fiscal year due to lower cash balances.

Income Taxes

For the fiscal years 2008 and 2007, we recorded tax provisions of approximately $2,800 and $800, respectively, for income taxes which was primarily state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2008, we had approximately $1,300,000 in cash and cash equivalents compared to approximately $2,096,000 on September 30, 2007, a decrease of approximately $796,000 or 38%.  The decrease in cash was primarily due to the loss for the year, capital invested in software development, lower revenue and higher accounts receivable balances at the end of September 2008.  The balance of accounts receivable at the end of fiscal 2008 was approximately $913,000, an increase of approximately $371,000 from the September 30, 2007 balance of approximately $542,000.  The increase in accounts receivable was primarily due to the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $676,000 and $541,000 at September 30, 2008 and 2007, respectively, an increase of approximately $135,000 or 25%.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well those recognized as income over the contract term, will continue to increase.

We financed our cash needs during the twelve months ended September 30, 2008 and for the same period in fiscal 2007 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the twelve months ended September 30, 2008 was approximately $399,000.  The primary use of cash from operating activities was the net loss of approximately $749,000, increases in accounts receivable of approximately $398,000, net of the provision for bad debt, accounts payable of approximately $283,000, non-cash stock-based compensation of approximately $222,000, deferred revenue of approximately $135,000, bad debt reserve of approximately $27,000, and depreciation and amortization of fixed assets of approximately $36,000.  In addition, during the twelve months ended September 30, 2008, we spent approximately $49,000 of the cash provided from operating activities to finance the acquisition of equipment used in our business, compared to approximately $35,000 during the twelve months ended September 30, 2007.

Net cash used in investing activities during the twelve months ended September 30, 2008 was approximately $397,000, compared to approximately $34,000 during the twelve months ended September 30, 2007.  During the current fiscal year, we invested approximately $348,000 in software development costs related to our Mobile Capture software application and we expect to continue to incur such costs for the foreseeable future.  Other than our investment in software development costs, we do not have any significant capital expenditures planned for the foreseeable future.

Our working capital and current ratio were approximately $919,000 and 1.66, respectively, at September 30, 2008 and approximately $1,796,000 and 2.91, respectively, at September 30, 2007.  On September 30, 2008, the total liability to equity ratio was 1.09 to 1 compared to 0.53 to 1 on September 30, 2007.  As of September 30, 2008, total liabilities increased by approximately $463,000 or 47% over total liabilities as of September 30, 2007.  We have experienced a significant decline in working capital over the last fiscal year.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

We evaluate our cash requirements on a quarterly basis.  Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions, and we may need to raise additional capital to fund continuing operations in the future.  If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.  Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures

On January 9, 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sells our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations. Our management does not believe that such reductions will impair our ability to develop our ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to our current and prospective customers.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The possible effect on our consolidated financial statements of new accounting pronouncements that have been issued for future implementation is discussed Note 1 to our audited financial statements included in this report.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates by management are affected by management's application of accounting policies are subjective and may differ from actual results.  Our critical accounting policies include revenue recognition, allowance for accounts receivable, fair value of equity instruments and accounting for income taxes.  Our critical accounting policies are disclosed in Note 1 to our financial statements included in this report.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Mitek Systems, Inc.

We have audited the accompanying balance sheet of Mitek Systems, Inc. as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Mayer Hoffman McCann P.C.
San Diego, California
January 13, 2009

MITEK SYSTEMS, INC
BALANCE SHEET

	September 30,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,300,281	$2,096,282
Accounts receivable including related party of $4,591 and $203,466,
respectively, net of allowance of $47,877 and $18,977, respectively	912,831	542,009
Inventory, prepaid expenses and other current assets	100,000	99,476
Total current assets	2,313,112	2,737,767

PROPERTY AND EQUIPMENT-net	91,066	77,827
SOFTWARE DEVELOPMENT COSTS	347,738	-
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$2,781,381	$2,845,059

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$403,925	$120,519
Accrued payroll and related taxes	289,300	249,036
Deferred revenue	676,085	541,010
Other accrued liabilities	24,712	31,510
Total current liabilities	1,394,022	942,075

Deferred rent	55,745	44,596
TOTAL LIABILITIES	1,449,767	986,671

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized,
16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,804,884	14,582,894
Accumulated deficit	(13,490,021)	(12,741,257)
Total stockholders' equity	1,331,614	1,858,388

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,781,381	$2,845,059

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2008	2007

SALES
Software including sales to a related party of $227,812 and $267,442
for the years ended September 30, 2008 and 2007, respectively	$3,396,054	$3,158,229

Professional services including sales to a related party of $56,792 and
$730,493 for the years ended September 30, 2008 and 2007, respectively	1,833,394	2,411,711
	5,229,448	5,569,940

COSTS AND EXPENSES:
Cost of sales-software	729,818	380,792
Cost of sales-professional services, education and other	168,879	252,916
Operations	94,852	87,656
Selling and marketing	1,469,103	1,172,689
Research and development	1,801,633	1,901,215
General and administrative	1,719,463	2,162,110
Total costs and expenses	5,983,748	5,957,378

OPERATING LOSS	(754,300)	(387,438)

OTHER INCOME (EXPENSE):
Interest and other expense	(294)	(9,556)
Interest income	8,630	13,996
Total other income - net	8,336	4,440

LOSS BEFORE INCOME TAXES	(745,964)	(382,998)

PROVISION FOR INCOME TAXES	(2,800)	(800)

NET LOSS	$(748,764)	$(383,798)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,750,592

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(748,764)	$(383,798)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	36,084	39,343
Provision (recoveries) for bad debts	26,900	(50,654)
Stock-based compensation expense	221,990	221,221
Changes in assets and liabilities:
Accounts receivable	(397,722)	587,221
Inventory, prepaid expenses, and other assets	(524)	121,701
Accounts payable	283,406	(614,188)
Accrued payroll and related taxes	40,264	(31,364)
Deferred revenue	135,075	(116,495)
Other accrued liabilities	(6,798)	583
Deferred rent	11,149	20,706
Net cash used in operating activities	(398,940)	(205,724)

INVESTING ACTIVITIES
Purchases of property and equipment	(49,323)	(34,685)
Proceeds from sale of property and equipment	-	1,044
Investment in software development costs	(347,738)	-
Net cash used in investing activities	(397,061)	(33,641)

FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	4,636
Net cash provided by financing activities	-	4,636

NET DECREASE IN CASH AND CASH EQUIVALENTS	(796,001)	(234,729)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,096,282	2,331,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,300,281	$2,096,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$243	$9,556
Cash paid for income taxes	$2,800	$800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2008 and 2007

	Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders Equity

Balance, September 30, 2006	16,745,609	$16,746	$14,357,042	$(12,357,459)	$2,016,329

Exercise of stock options	5,528	5	4,631		4,636
Stock-based compensation expense			221,221		221,221
Net loss				(383,798)	(383,798)

Balance, September 30, 2007	16,751,137	16,751	14,582,894	(12,741,257)	1,858,388

Stock-based compensation expense			221,990		221,990
Net loss				(748,764)	(748,764)

Balance, September 30, 2008	16,751,137	$16,751	$14,804,884	$(13,490,021)	$1,331,614

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the "Company") is primarily engaged in the development and sale of software solutions.  During its most recent completed fiscal year, the Company’s business was primarily focused on document image processing and image analytics.

The Company also focuses on intelligent character recognition and forms processing technology, products and services used in the financial services markets.  The Company also develops fraud detection and prevention products, which find signatures on any document, and using patented algorithms, converts them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification.  Most recently, the Company has been expanding its business focus to include a software product that captures and reads data from mobile devices using its proprietary technology.  This software product is called Mobile Capture.

Basis of Accounting

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The Company incurred net losses of approximately $749,000 and $384,000 for the years ended September 30, 2008 and 2007, respectively, and has an accumulated deficit of approximately $13.5 million as of September 30, 2008.  Cash used for operations increased from approximately $206,000 in 2007 to $399,000 in 2008.  Cash used in investing activities during the twelve months ended September 30, 2008 was approximately $397,000, compared to approximately $34,000 in the same period in fiscal 2007.  The Company has a cash balance of approximately $1.3 million as of September 30, 2008.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company may need to raise significant additional funds to continue its operations.  In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  In addition, these consolidated financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.  The Company is taking expense reduction measures to conserve cash and has retained an investment banking firm to explore strategic alternatives.

On January 9, 2009, the Company implemented a plan to decrease its operating expenses by reducing its workforce in light of the economic contraction of the financial services market into which the Company primarily sells its products.  The staff reduction included general and administrative, sales and marketing and technical staff. The Company has diligently maintained key resources to adequately pursue new sales opportunities and support its operations. The Company's management does not believe that such reductions will impair the Company’s ability to develop its ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to its current and prospective customers.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; and when technological feasibility is achieved of new products.  Balance sheet items that are significantly impacted by estimates include the contingencies related to the collectability of accounts receivable, the useful lives of fixed assets and the associated depreciation expense thereupon, and the valuation of tax losses and credits.  In addition, the Company uses assumptions to estimate the fair value of stock-based compensation. Actual results may differ from management's estimates and assumptions.

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of Statement of Position ("SOP") 97-2, Software Revenue Recognition ("SOP 97-2"), as amended, are met.  If the requirements of SOP 97-2, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific evidence about the fair value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved.  Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements.  Vendor specific objective evidence ("VSOE") of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers.  Revenue from post-contract customer support is recognized ratably over the term of the contract.  Revenue from professional services is recognized when such services are delivered and accepted by the customer.  When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, the Company follows the guidance in SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").  In these arrangements, revenue is recognized based on predetermined milestone objectives required to complete the project, under the guidance of SOP 81-1 as those milestone objectives are deemed to be substantive in relationship to the work performed.  Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Deferred Revenue

Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.  For certain other licensing arrangements revenue attributable to undelivered elements, including post contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement.

Stock-Based Compensation

The Company records stock-based compensation in accordance with Statement of Financial Accounting Standards ("SFAS) No. 123(R), Share-Based Payment ("SFAS No. 123(R)") and Staff Accounting Bulletin No. 107 ("SAB No. 107"). The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $7,000 and $14,000 during the years ended September 30, 2008, and 2007, respectively.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less.  A substantial portion of our cash is deposited with two financial institutions.  The Company monitors the financial condition of these financial institutions and it does not believe that funds on deposit are subject to a significant degree of risk.  At September 30, 2008, the Company’s funds on deposit were insured by the FDIC only up to $100,000.  On October 3, 2008, in response to the recent crisis in the banking industry, the FDIC temporarily increased the basic deposit insurance limit from $100,000 to $250,000 per depositor through December 31, 2009, at which time the limit will return to $100,000.  Any financial problems with the Company's banks may impact its cash balances.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company's best estimate for probable losses inherent in accounts receivable balances.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

Inventories primarily consisting of media storage devices are recorded at the lower of cost or market.

Property and Equipment

Property and equipment are carried at cost.  Following is a summary of property and equipment as of September 30, 2008:

Property and equipment - at cost:
Equipment	$635,388
Furnitures and fixtures	143,701
Leashold improvements	49,300
828,389

Less: accumulated depreciation and amortization	(737,323)
Total property and equipment, net	$91,066

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years.  Leasehold improvements are amortized over the shorter of the life of the lease or seven years.  Expenditures for repairs and maintenance are charged to operations.  Total repairs and maintenance expenses for the year ended September 30, 2008 amounted to approximately $64,000 compared $39,000 for the year ended September 30, 2007.  Depreciation and amortization of property and equipment totaled approximately $36,000 and $39,000 for the years ended September 30, 2008 and 2007, respectively.

Long-Lived Assets

The Company periodically evaluates the carrying value of long-lived assets including license agreements and other intangible assets when events and circumstances indicate that these assets may be impaired or whether any revision to the related amortization periods should be made.  This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or asset.  If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.  The Company did not record any impairment for the years ended September 30, 2008 and 2007.

Research and Development

Research and development costs are expensed in the period incurred.

Capitalized Software Development Costs

The Company is currently developing Mobile Capture software, a software solution that captures and reads data from mobile devices using proprietary technology.  The Company has completed all of the planning, designing, coding, and testing activities necessary to establish technological feasibility of the product and has determined that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

Costs of internally developed software are expensed until the technological feasibility of the software product has been established.  Thereafter, software development costs, to the extent that management expects such costs to be recoverable against future revenues, are capitalized until the product's general availability to customers in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed ("SFAS No. 86").  Capitalized software development costs are amortized based upon the higher of (i.) the ratio of current revenue to total projected revenue or (ii.) the straight-lined charges, over the product's estimated economic life beginning at the date of general availability of the product to customers.  The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by SFAS No. 86, requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  Capitalized software development costs during the year ended September 30, 2008 were approximately $348,000.  No software development costs were capitalized during the year ended September 30, 2007.  No amortization of software development costs has been recorded, because sales of the related software products have not commenced.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109").  Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets.  The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.  See Note 4.

On October 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Further, FIN 48 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position.  The adoption of FIN 48 did not impact the Company's financial condition, results or operations or cash flows.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with SFAS No. 128, Earnings per Share ("SFAS No. 128").  Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive.  Outstanding stock options for fiscal 2008 and 2007 of 3,740,158 and 2,510,879, respectively, were excluded from this calculation, as they would have been antidilutive.  In addition, 1,060,000 warrants held by Laurus Master Fund and 321,428 warrants held by John Harland Company were excluded from this calculation in fiscal 2008 and fiscal 2007, as they would reduce net loss per share.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), requires the use of a management approach in identifying segments of an enterprise.  Management has determined that the Company operates in only one segment, document image processing and image analytics.

Comprehensive Income (Loss)

There are no differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying financial statements and a statement of comprehensive loss is not presented.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157").  SFAS No. 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact, if any, of the adoption SFAS No. 157 on its financial position, results of operation, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS No. 115 ("SFAS No. 159"), which allows measurement at fair value of eligible financial assets and liabilities that are not otherwise measured at fair value.  If the fair value option for an eligible item is elected, unrealized gains and losses for that item shall be reported in current earnings at each subsequent reporting date.  SFAS No. 159 also establishes presentation and disclosure requirements designed to draw comparison between different measurement attributes a company elects for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact, if any, of the adoption of SFAS No. 159 on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements ("SFAS No. 160).  SFAS No. 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS No. 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS No. 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS No. 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the impact, if any, of the adoption of SFAS No. 160 on its financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS No. 141(R)").  This Statement replaces SFAS No. 141 and requires an acquirer in a business combination to recognize the assets acquired, the liabilities assumed, including those arising from contractual contingencies, any contingent consideration, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.  SFAS No. 141(R) also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS No. 141(R)).  In addition, SFAS No. 141(R)'s requirement to measure the non-controlling interest in the acquiree at fair value will result in recognizing the goodwill attributable to the non-controlling interest in addition to that attributable to the acquirer.  SFAS No. 141(R) amends SFAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits that are recognizable because of a business combination either in income from continuing operations in the period of the combination, or directly in contributed capital, depending on the circumstances.  It also amends SFAS No. 142, Goodwill and Other Intangible Assets, to provide guidance on the impairment testing of acquired research and development intangible assets and assets that the acquirer intends not to use.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently assessing the impact, if any, of the adoption of SFAS No. 141(R) on our financial condition, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position ("FSP") FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP FAS 142-3").  FSP FAS 142-3 amends SFAS No. 142, Goodwill and Other Intangible Assets, to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No 141, Business Combinations, and other U.S. GAAP.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  The guidance for determining the useful life of a recognized intangible asset is to be applied prospectively, therefore, the impact of the implementation of this pronouncement cannot be determined until the transactions occur.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162").  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  This Statement shall be effective sixty days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe the adoption of SFAS No. 162 will have a material impact on its financial condition, results of operations or cash flows.

2.	INVENTORIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2008:

Inventories	$5,537
Prepaid insurance	52,513
Prepaid expenses	18,099
Deposits	23,851
Total	$100,000

3.	ACCOUNTING FOR STOCK BASED COMPENSATION

Adoption of SFAS 123 (R)

Effective October 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (R), using the modified prospective transition method.  Under that transition method, compensation expense that the Company recognized beginning on that date includes:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods will not be restated.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for the twelve months ended September 30, 2008 of approximately 14% for grants to all employees were based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants for the twelve month period ended September 30, 2008 was 1.8 years on grants to directors and 5.9 years on grants to employees.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the twelve month period ended September 30, 2008. Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the Company's stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The value of stock-based compensation is based on the single option valuation approach under SFAS No. 123(R).  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

The fair value calculations for stock-based compensation awards to employees for the twelve month period ended September 30, 2008 and 2007 were based on the following assumptions:

	Twelve Months ended September 30,
	2008	2007

Risk-free interest rate	1.74% - 3.67%	4.49% - 4.71%
Expected life (years)	5.4	4.5 - 6.1
Expected volatility	98%	90%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R) for the twelve month period ended September 30, 2008 and 2007 which was allocated as follows:

	Twelve Months Ended
	September 30,
	2008	2007
Research and development	$36,779	$21,517
Sales and marketing	45,783	49,864
General and administrative	139,428	149,840
Stock-based compensation expense related to employee stock options included in operating expenses	$221,990	$221,221

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at September 30, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,783,374	0.47	5.57	$-
Unvested	956,784	0.29	9.29	-
Total	3,740,158	0.42	6.52	$-

As of September 30, 2008, the Company had $263,878 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.09 years.

A summary of option activity under the Company's stock equity plans during the twelve months ended September 30, 2008 and 2007, as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Oustanding, September 30, 2006	2,616,246	$1.01	7.19

Granted:
Board of Directors	90,000	$0.74	2.41
Executive Officers	-	-	-
Employees	230,000	$0.72	8.66
Exercised	(5,528)	$0.84	6.65
Cancelled	(419,839)	$1.08	6.02

Oustanding, September 30, 2007	2,510,879	$0.96	6.39

Granted:
Board of Directors	175,000	$0.37	2.18
Executive Officers	600,000	$0.35	9.18
Employees	762,000	$0.35	8.95
Cancelled	(307,721)	$1.05	5.63

Oustanding, September 30, 2008	3,740,158	$0.71	6.52

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2008:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.33 - $ 0.69	1,930,432	7.73	$0.39	999,423	$0.43	931,009
$0.70 - $ 0.92	897,455	4.83	$0.79	871,680	$0.79	25,775
$1.06 - $ 1.68	847,500	5.82	$1.12	847,500	$1.12	-
$2.13 - $ 2.68	49,000	3.43	$2.29	49,000	$2.29	-
$3.25 - $12.37	15,771	1.47	$6.63	15,771	$6.63	-
	3,740,158	6.52	$0.71	2,783,374	$0.82	956,784

The per-share weighted average fair value of options granted during the twelve months ended September 30, 2008 was $0.26.

Stock Option Plans

The Company currently has five stock option plans that allow the Company to grant options to purchase common stock to the Company's directors, executive officers and key individuals who make, or are expected to make, significant contributions to the Company.  Under the terms of each of the Company's stock option plans, the exercise price of options granted to persons owning more than 10% of the total combined voting power of the Company's stock is not to be less than 110% of the fair market value of the Company's common stock as determined on the date of the grant of the options.

The 1996 Plan provides for the purchase of up to 2,000,000 shares of the Company's common stock through incentive and non-qualified options.  All options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date and for a term of not more than ten years.  Options granted to individuals owning in excess of 10% of the Company's outstanding common stock must have a term of not more than five years.  The 1996 Plan terminated on October 30, 2006; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expire.  As of September 30, 2008, options to purchase 5,000 shares of the Company's common stock granted under the 1996 Plan were outstanding.

Under the terms of the 1999 Plan, 2000 Plan, 2002 Plan and 2006 Plan, each of which provides for the grant of incentive and non-qualified options: incentive stock options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date and for a term of not more than ten years; non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company's common stock at the grant date and for a term of not more than five years; and to date, the Company has elected to grant non-qualified stock options under these plans with a three year term.

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2008, options to purchase 881,771 shares of the Company's common stock were outstanding and options to purchase up to 11,358 shares of the Company's common stock were available for grant under the 1999 Plan.

The 2000 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2008, options to purchase 683,455 shares of the Company's common stock were outstanding and options to purchase up to 154,661 shares of the Company's common stock were available for grant under the 2000 Plan.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2008, options to purchase 844,932 shares of the Company's common stock were outstanding and options to purchase up to 122,013 shares of the Company's common stock were available for grant under the 2002 Plan.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2008, options to purchase 925,000 shares of the Company's common stock were outstanding and options to purchase up to 75,000 shares of the Company's common stock were available for grant under the 2006 Plan.

4.	INCOME TAXES

On October 1, 2007, the Company adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Further, FIN 48 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position.  The adoption of FIN 48 did not impact the Company's financial condition, results of operations or cash flows.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at September 30, 2007	None
Increases related to current year tax posistions	None
Expiration of statue of limitation of the assessment of taxes	None
Other	None
Balance at September 30, 2008	None

For the years ended September 30, 2008 and 2007 the provisions for income taxes were as follows:

	2008	2007

Federal - current	$-	$-
State - current	2,800	800
Total	$2,800	$800

Under SFAS No. 109, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax liabilities and assets as of September 30, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets (liabilities):
Reserves not currently deductible	$18,000	$8,000
Book depreciation and amortization in excess of tax	2,000	25,000
Stock based compensation	177,000	88,000
Research credit carryforwards	44,000	66,000
AMT credit carryforwards	69,000	69,000
Net operating loss carryforwards	5,600,000	5,379,000
Capitalized research and development costs	551,000	535,000
Uniform capitalization	1,000	1,000
Other	259,000	302,000
Total deferred assets	6,721,000	6,473,000
Valuation allowance for net deferred tax assets	(6,721,000)	(6,473,000)
Total	$-

We have provided a valuation allowance against deferred tax assets recorded as of September 30, 2008 and 2007 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended September 30, 2008 was an increase of approximately $248,000.  The net change in the total valuation allowance for the year ended September 30, 2007 was a decrease of approximately $158,000.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2008, the Company has available net operating loss carryforwards of approximately $15,000,000 for federal income tax purposes, which will start to expire in 2018.  The net operating loss carryforwards for state purposes, which will begin to expire in 2008, are approximately $8,000,000.  As of September 30, 2008, the Company has available federal research and development credit carryforwards of approximately $44,000 and alternative minimum tax credit carryforwards of approximately $69,000.  The research and development credits will start to expire in 2023.  As of September 30, 2008, the Company has available California research and development credit carryforwards of approximately $22,000.  The state research and development credits have no expiration date.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30:

	2008	2007
Amount computed using statutory rate	$(260,000)	$(132,000)
Net change in valuation allowance for net deferred tax assets	248,000	(377,000)
Non-deductible items	8,000	3,000
Expired credit	33,000	529,000
Other	29,000	-
State income tax	(55,200)	(22,200)
Provision for income taxes	$2,800	$800

5.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company is at times subject to various legal proceedings.  Management is not aware of any legal proceedings or claims that it believes may have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve matching contributions by the Company.  During fiscal 2008 and 2007, the Board of Directors did not approve any Company matching contributions to the plan.

Leases

The Company leases office space under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term.  In September 2005, the Company signed a lease with an initial term of seven years for a property located at 8911 Balboa Avenue, San Diego, California.  The lease was effective and binding on the parties as of September 19, 2005; however, the term of the lease began on December 9, 2005, which was the date on which certain improvements were substantially complete.  The Company may terminate the lease after the 48th calendar month following the commencement date; however, termination requires certain penalties to be paid equal to two months of base rent and all unamortized improvements and commissions.  As of the date of this report, the Company does not have any intent to terminate this lease.

Future annual minimum rental payments payable under the lease are as follows:

Operating Leases
Year ending September 30:
2009	$323,318
2010	332,874
2011	342,431
2012	351,987
2013	58,930
Thereafter	-
Total	$1,409,540

Rent expense for operating leases for the years ended September 30, 2008 and 2007 totaled $324,911 and $326,304, respectively.

6.	RELATED PARTY TRANSACTIONS

John H. Harland Company ("JHH Co.") made investments in the Company in February and May 2005.  JHH Co. acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share.  As part of the acquisition of shares, JHH Co. received warrants to purchase 321,428 additional shares of common stock at $0.70 per share.  This transaction resulted in JHH Co. and its subsidiary, Harland Financial Solutions (collectively "John Harland"), being considered related parties of the Company due to the amount of the Company's common stock beneficially owned by John Harland.  John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

In the twelve months ended September 30, 2008, the Company realized revenue from John Harland of approximately $228,000 for software licenses and $57,000 for related software maintenance, compared to approximately $267,000 for software licenses, $50,000 for related software maintenance and $680,000 for engineering development services and for maintenance covering engineering development services in revenue realized from John Harland during the twelve months ended September 30, 2007.   At September 30, 2008, there was an outstanding accounts receivable balance of approximately $5,000 due from John Harland, compared to a balance of approximately $203,000 at September 30, 2007.

7.	PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues

During the twelve months ended September 30, 2008 and 2007, the Company's revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Twelve Months Ended September 30,
Revenue	2008	2007

Recognition toolkits	$3,396,000	$3,108,000
Document and imaging processing solutions	-	50,000
Professional services, maintenance and other	1,833,000	2,412,000
Total revenue	$5,229,000	$5,570,000

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the twelve months ended September 30, 2008 and 2007, the Company had the following sales concentrations:

	Twelve Months Ended September 30,
	2008	2007
Customers to which sales were in excess of 10% of total sales:
Number of customers	2	2
Aggregate percentage of sales	31.0%	32.0%

Sales to customers in excess of 10% of total sales were approximately $1,622,000 and $1,751,000 for the twelve months ended September 30, 2008 and 2007.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $402,000 as of September 30, 2008, compared to $237,000 as of September 30, 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act , means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of the year ended September 30, 2008.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles, generally accepted in the United States of America.

The Company’s management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company’s management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

The Company has not made any changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal year ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, its  internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Pursuant to our Bylaws, the Board of Directors has fixed the number of authorized directors at seven.  The members of the Board of Directors serve until the next annual meeting of stockholders and until their successors have been elected.  The officers serve at the pleasure of the Board of Directors.  The following table includes the names and certain information about our current directors and executive officers.

Name	Age	Position

John M. Thornton	76	Chairman of the Board

James B. DeBello	50	Chief Executive Officer, Director

Tesfaye Hailemichael	59	Chief Financial Officer

Michael W. Bealmear (1) (2) (3)	61	Director

Vinton P. Cunningham (2)	72	Director

Gerald I. Farmer, Ph. D. (1) (2) (3)	74	Director

Sally B. Thornton	74	Director

William P. Tudor (1)	62	Director

(1)	Member of the Compensation Committee of the Board of Directors
(2)	Member of the Audit Committee of the Board of Directors
(3)	Member of the Nominating & Corporate Governance Committee of the Board of Directors

John M. Thornton.  Mr. Thornton has been a director of Mitek since March 1986.  He was appointed Chairman of the Board as of October 1, 1987 and served as President from May 1991 to July 1991, as Chief Executive Officer from May 1991 to February 1992 and again as Chief Executive Officer and Chief Financial Officer from September 1998 to May 2003, when he resigned from his positions as President and Chief Executive Officer.  He resigned from his position as Chief Financial Officer in May 2005.  He continues to serve as Chairman of the Board.  From 1976 through 1988, Mr. Thornton served as Chairman and Vice Chairman of the Board at Micom Systems, Inc.  Mr. Thornton is also Chairman of the Board of Thornton Winery Corporation in Temecula, California.

James B. DeBello.  Mr. DeBello has been a director of Mitek since November 1994.  He has been President and Chief Executive Officer of Mitek since May 2003.  Previously he was Chief Executive Officer of AsiaCorp Communications, Inc., a wireless data infrastructure and software company, from July 2001 to May 2003.  He was Venture Chief Executive Officer for IdeaEdge Ventures, Inc., a venture capital company, from June 2000 to June 2001.  From May 1999 to May 2000 he was President, Chief Operating Officer and a member of the Board of Directors of CollegeClub.com, an Internet company.  From November 1998 to April 1999 he was Chief Operating Officer of WirelessKnowledge, Inc., a joint venture company formed between Microsoft and Qualcomm, Inc.  Before that, from November 1996 to November 1998, Mr. DeBello held positions as Vice President, Assistant General Manager and General Manager of Qualcomm, Inc.'s Eudora Internet Software Division, and Vice President of Product Management of Qualcomm, Inc.'s Subscriber Equipment Division.  Mr. DeBello holds a B.A., magna cum laude and MBA from Harvard Business School and was a Rotary Scholar at the University of Singapore where he studied economics and Chinese.

Tesfaye Hailemichael.  Mr. Hailemichael joined Mitek in May 2005 as Chief Financial Officer.  Prior to joining Mitek, he served as Chief Financial Officer at Maxwell Technologies from 2003 to 2005.  Prior to that, he served as Chief Financial Officer at Raidtec Ltd. from 2001 to 2003.  Prior to that, he served as Executive Vice President and Director of Transnational Computer Technology, Inc. from 1998 to 2001.  Mr. Hailemichael served as Vice President of Finance and Chief Financial Officer of Dothill Systems, Inc. from 1990 to 1998.

Michael W. Bealmear.  Mr. Bealmear has been a director of Mitek since April 2004.  He has been President and Chief Executive Officer of Hyperroll since 2004.  He was EVP and President of Worldwide Operations at Sybase, Inc. from 2002 to 2004.  From 2001 to 2000 he was CEO at Convansys, Inc., from 1999 to 2000 he was CEO at Spear Technologies, and from 1997 to 1998 he was EVP at Cadence Design Systems.

Vinton P. Cunningham.  Mr. Cunningham has been a director of Mitek since May 2005.  Retired since 2002, he served as Sr. Vice-President-Finance of EdVision Corporation from 1993 to 2002.  Mr. Cunningham was Chief Operating Officer and Chief Financial Officer of Founders Club Golf Company from 1990 to 1993.  He was Vice President-Finance of Amcor Capital, Inc. from 1985 to 1990.  Mr. Cunningham was Chief Financial Officer and Treasurer of Superior Farming Company, a wholly owned subsidiary of Superior Oil Company, from 1981 to 1985.

Gerald I. Farmer.  Dr. Farmer has been a director of Mitek since May 1994.  He was Executive Vice President of Mitek from November 1992 until June 1997.  Before joining Mitek, from January 1987 to November 1992, Dr. Farmer was Executive Vice President of HNC Software, Inc.  He has held senior management positions with IBM Corporation, Xerox, SAIC and Gould Imaging and Graphics.

Sally B. Thornton.  Ms. Thornton has been a director of Mitek since April 1988.  She has been a private investor for more than 40 years.  She served as a director of Micom Systems, Inc. from 1976 to 1988.  From 1987 until 1996 she served as Chairman of Medical Materials, Inc, a composite plastics manufacturer.  Ms. Thornton is on the Board of Directors of Thornton Winery Corporation in Temecula, California.  She has been a Trustee of the Sjorgren's Syndrome Foundation in New York and Stephens College in Missouri.  Ms. Thornton is also a Life Trustee of the San Diego Museum of Art.  Ms. Thornton is the spouse of John M. Thornton, Chairman of the Board.

William P. Tudor.  Mr. Tudor has been a director of Mitek since September 2004.  He is President of Parent Tutor.  Prior to that, he was Executive Vice President of Scantron Corporation from July 2002 to July 2005.  He was Chief Executive Officer of EdVision from June 1990 to July 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms, 3, 4, and 5 and amendments thereto furnished to us, we are not aware of any director, officer or beneficial owner of 10% of our common stock that failed to file on a timely basis as disclosed on the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2008, except that Messrs. Bealmear, Cunningham, Farmer and Tudor each failed to file a timely Form 4 to reflect option grants made on December 4, 2007.

Code of Ethics

We have adopted the Mitek Systems, Inc. Financial Code of Professional Conduct (the "Finance Code of Ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees.  The Finance Code of Ethics is publicly available on our website at www.miteksystems.com, under the Company tab.  We will provide a copy of the Finance Code of Ethics, free of charge, to any stockholder upon written request to our Corporate Secretary at Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.  If we make any amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Office or Chief Financial Officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

We have an audit committee established in accordance with Section 3(a)(58)(a) of the Exchange Act.  The members of the audit committee include Messrs. Bealmear, Cunningham and Farmer.  The Board of Directors has determined that Mr. Cunningham is an "audit committee financial expert" and "independent" as defined under applicable SEC and NASDAQ Marketplace rules.

ITEM 11.	EXECUTIVE COMPENSATION

The following table shows the compensation we paid to our chief executive officer and other executive officers who served as such at the end of fiscal 2008 and received annual compensation over $100,000.  We may refer to our executive officers identified in the table below as our "named executive officers" elsewhere in this report.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total Compensation ($)

James B. DeBello	2008	$333,497	—	$70,325	$403,822
President & Chief Executive Officer	2007	$332,174	—	$63,517	$395,691

Tesfaye Hailemichael	2008	$186,915	—	$27,483	$214,398
Chief Financial Officer	2007	$181,191	—	$22,564	$203,755

(1)
Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with SFAS 123(R).  Please see "NOTE 3. ACCOUNTING FOR STOCK BASED COMPENSATION," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the September 30, 2008.  The only outstanding equity awards are stock options.  All options we granted to our named executive officers during our fiscal year ended September 30, 2008, vest monthly over a three-year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James B. DeBello	400,000	-	-	$1.06	05/19/13
	400,000	-	-	$0.50	11/17/14
	97,196	2,804	-	$0.80	10/19/15
	94,419	5,581	-	$0.82	11/18/15
	150,000	-	-	$1.10	07/10/16
	125,000	325,000	-	$0.35	12/04/17
Tesfaye Hailemichael	150,000	-	-	$0.75	05/23/15
	24,290	710	-	$0.80	10/19/15
	100,000	-	-	$1.10	07/10/16
	41,660	108,340	-	$0.35	12/04/17

Option Exercises and Stock Vested at Fiscal Year End

During the fiscal year ended September 30, 2008, no stock options were exercised by any named executive officer.

Pension Benefits

We do not have any defined benefit plans at this time.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans.

Employment Arrangements and Change in Control Arrangements

The stock option agreements of our named executive officers provide that, generally, in case of a change of control, the option will be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation.  If the successor corporation refuses to assume or substitute for the option, then immediately before and contingent on the consummation of the change in control, the optionee will fully vest in and have the right to exercise his or her options.

As of September 30, 2008, the value of the unvested, in-the-money options of our named executive officers that would accelerate upon a change of control, based on the difference between the closing bid price on the last trading day of the year of $0.28 per share and the exercise price of the respective options, was as follows:

Name	Option Value as of September 30, 2008
James B. DeBello	$-
Tesfaye Hailemichael	$-

Director Compensation

Our Chairman receives $2,250 and all of our other non-employee directors received $1,500 for each regularly scheduled Board meeting attended in person and $500 per meeting attended by phone.  In addition, they received $500 for each regularly scheduled committee meeting.  We reimbursed our directors for their reasonable expenses incurred in attending meetings of our Board of Directors.  The members of the Board are eligible for reimbursement of expenses incurred in connection with their service on the Board.

The following table provides director compensation information for the year ended September 30, 2008.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total Compensation ($)
John M. Thornton(2)	$9,500	$6,067	$-	$15,567
Michael W. Bealmear(2)	$8,000	$3,336	$-	$11,336
Vinton P. Cunningham(2)	$8,000	$3,336	$-	$11,336
Gerald I. Farmer(2)	$8,500	$3,336	$-	$11,836
Sally B. Thornton(2)	$6,500	$3,336	$-	$9,836
William P. Tudor(2)	$7,000	$3,336	$-	$10,336

(1)
Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with SFAS 123(R).  Please see "NOTE 3. ACCOUNTING FOR STOCK BASED COMPENSATION," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

(2)	The outstanding equity awards held by each of our directors as of September 30, 2008 is as follows:
John M. Thornton, 165,000 shares;
Michael W. Bealmear, 55,000 shares;
Vinton P. Cunningham, 55,000 shares;
Gerald I. Farmer, 55,000 shares;
Sally B. Thornton, 55,000 shares; and
William P. Tudor, 55,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of December 31, 2008, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock,

•	each of our named executive officers and current directors, and

•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 16,751,137 shares of common stock outstanding on December 31, 2008.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2008.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, the business address for each of these stockholders is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Name of Beneficial Owner or Identify of Group	Number of shares of common stock Beneficially Owned	Percent of Class

Directors and Executive Officers
John M. and Sally B. Thornton (1)	2,804,959	16.64%
James B. DeBello (2)	1,337,500	7.39%
Tesfaye Hailemichael (3)	337,490	1.97%
William P. Tudor (4)	75,000	*
Michael W. Bealmear (5)	40,000	*
Vinton P. Cunningham (6)	40,000	*
Gerald I. Farmer (7)	40,000	*
Directors and Executive Officers as a Group (eight individuals)(8)	4,674,949	25.01%

Five Percent Stockholders
John M. and Sally B. Thornton (1)	2,804,959	16.64%
John Harland Company (9)	2,464,284	14.43%
Prescott Group Capital Management LLC (10)	1,666,985	9.95%
White Pine Capital, LLC (11)	1,544,825	9.22%
Isaac and Frieda Schlesinger (12)	1,000,000	5.97%
Laurus Master Fund Ltd. (13)	1,061,000	5.96%

*	Less than 1%.
(1)	John M. Thornton and Sally B. Thornton, husband and wife, are trustees of a family trust, and are each directors of the Company. Includes 105,000 shares of common stock subject to options.
(2)	Consists of 1,337,500 shares of common stock subject to options.
(3)	Consists of 337,490 shares of common stock subject to options.
(4)	Includes 40,000 shares of common stock subject to options.
(5)	Consists of 40,000 shares of common stock subject to options.
(6)	Consists of 40,000 shares of common stock subject to options.
(7)	Consists of 40,000 shares of common stock subject to options.
(8)	Includes 1,939,990 shares of common stock subject to options.
(9)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on May 13, 2005. The stockholder's address is 2939 Miller Road, Decatur, Georgia 30035.
(10)	Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on February 14, 2008. This stockholder's address is 1924 South Utica, Suite 1120, Tulsa, OK 74104-6529.
(11)	Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on February 12, 2008. This stockholder's address is 60 South 6th Street, Suite 2530 Minneapolis, MN 55402.
(12)
Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on March 6, 2008.  Consists of 1,000,000 shares of common stock as to which Isaac Schlesinger and Frieda Schlesinger have shared voting and dispositive power. This stockholder's address is c/o Bishop, Rosen & Co, Inc., 100 Broadway 16th Floor, New York, NY 10005.

(13)	Consists of 1,061,000 shares of common stock issuable upon exercise of warrants.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as noted below, there have been no related party transactions with any of our directors, executive officers or five percent stockholders in the last three fiscal years:

John H. Harland Company beneficially owns more than five percent of our outstanding common stock.  During the twelve months ended September 30, 2008, we realized revenue of approximately $285,000 from transactions between us and John H. Harland Company and its subsidiary, Harland Financial Solutions (collectively "John Harland").  During the twelve months ended September 30, 2007, we realized revenue of $997,000 from transactions between us and John Harland.   At September 30, 2008, there was an outstanding accounts receivable balance of approximately $5,000 due from John Harland, compared to a balance of approximately $203,000 at September 30, 2007.

Director Independence

Our board of directors has determined that each of Messrs. Bealmear, Cunningham, Farmer and Tudor are "independent" under the criteria established by the NASDAQ Marketplace Rules for independent board members.  In addition, our board of directors has determined that the members of our audit committee meet the additional independence criteria required for audit committee membership.

PART IV

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The fees for professional services rendered for the audit of our financial statements for each of the fiscal years ended September 30, 2008 and September 30, 2007, and the reviews of the financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) or services normally provided by the independent auditors in connection with statutory or regulatory filings or engagements, were approximately $140,500 to Mayer Hoffman McCann P.C. for fiscal 2008 and approximately $133,000 to Mayer Hoffman McCann P.C. and approximately $70,000 to Stonefield Josephson Inc. for a total of $203,000 for fiscal 2007.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2008 or September 30, 2007.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning billed or expected to be billed by our independent auditors for the fiscal years ended September 30, 2008 or September 30, 2007.

All Other Fees

Other than described above, there were no other fees paid to our independent auditors.

Independence

The Audit Committee of our Board of Directors believes there were no services provided by our independent auditors which would affect their independence.

Pre-Approval Policies

In accordance with the Audit Committee Charter, the Audit Committee of our Board of Directors has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent auditors. Under these procedures, prior to the engagement of the independent auditor for pre-approved services, requests or applications for the auditors to provide services must be submitted to the Audit Committee and must include a detailed description of the services to be rendered. Our chief financial officer and the independent auditors must ensure that the independent auditors are not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee's pre-approval and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent auditors and the related fees.

Each request or application must include:

•	a recommendation by our chief financial officer as to whether the Audit Committee should approve the request or application; and

•
a joint statement of our chief financial officer and the independent auditors as to whether, in their view, the request or application is consistent with the SEC's and the requirements for auditor independence of the Public Company Accounting Oversight Board ("PCAOB").

The Audit Committee also will not permit the independent auditors to be engaged to provide any services to the extent that the SEC has prohibited the provision of those services by independent auditors, which generally include:

•	bookkeeping or other services related to accounting records or financial statements;
•	financial information systems design and implementation;
•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;
•	actuarial services;
•	internal audit outsourcing services;
•	management functions;
•	human resources;
•	broker-dealer, investment adviser or investment banking services;
•	legal services;
•	expert services unrelated to the audit; and
•	any service that the PCAOB determines is not permissible.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm
Balance Sheet as of September 30, 2008 and 2007
Statements of Operations for the years ended September 30, 2008 and 2007
Statements of Cash Flows for the years ended September 30, 2008 and 2007
Statements of Stockholders' Equity for the years ended September 30, 2008 and 2007
Notes to Financial Statements

(2)	Financial Statement Schedule:

None.

(3)	Exhibits.

See subsection (b) below.

(b)	Exhibits. The exhibits set forth in the Exhibit Index following the signature page of this report are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

January 13, 2009	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello President, Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints James B. DeBello and Tesfaye Hailemichael, and each of them, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that each said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton	Chairman of the Board of Directors and Director	January 13, 2009
John M. Thornton

/s/ James B. DeBello	President, Chief Executive Officer (Principal Executive Officer)	January 13, 2009
James B. DeBello	and Director

/s/ Tesfaye Hailemichael	Chief Financial Officer (Principal Financial Officer)	January 13, 2009
Tesfaye Hailemichael

/s/ Michael W. Bealmear	Director	January 13, 2009
Michael W. Bealmear

/s/ Vinton P. Cunningham	Director	January 13, 2009
Vinton P. Cunningham

/s/ Gerald I. Farmer	Director	January 13, 2009
Gerald I. Farmer

/s/ Sally B. Thornton	Director	January 13, 2009
Sally B. Thornton

/s/ William P. Tudor	Director	January 13, 2009
William P. Tudor

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference from Document
3.1	Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Bylaws of Mitek Systems, Inc	(1)

10.1	Mitek Systems, Inc. 1996 Stock Option Plan.	(2)

10.2	Mitek Systems, Inc. 1999 Stock Option Plan.	(3)

10.3	Mitek Systems, Inc. 2000 Stock Option Plan.	(4)

10.4	Mitek Systems, Inc. 2002 Stock Option Plan.	(5)

10.5	Mitek Systems, Inc. 2006 Stock Option Plan.	(6)

10.6	Mitek Systems, Inc. 401(k) Savings Plan	(7)

23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith

24.1	Power of Attorney	Incorporated by reference from the signature page of this report

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

(1)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.

(2)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on March 21, 1997.

(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on June 11, 1999.

(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on March 30, 2001.

(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on July 7, 2003.

(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on May 3, 2006.

(7)	Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996.

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
8911 Balboa Ave, Suite B
San Diego, California 92123
(858) 503-7810

CORPORATE OFFICERS
James B. DeBello, President and Chief Executive Officer
Tesfaye Hailemichael, Chief Financial Officer

TRANSFER AGENT
Mellon Investor Services LLC
480 Washington Blvd., Jersey City, NJ 07310-1900
www.mellon.com

AUDITORS
Mayer Hoffman McCann, P.C.
10616 Scripps Summit Court, San Diego, California 92131

DIRECTORS
John M. Thornton, Chairman of the Board
Sally B. Thornton, Investor
Michael W. Bealmear (1) (2) (3)
James B. DeBello, President, Chief Executive Officer
Gerald I. Farmer, Ph.D. (1) (2) (3)
William P. Tudor (1)
Vinton P. Cunningham (2)

NOTES
(1) Compensation Committee
(2) Audit Committee
(3) Nominating & Corporate Governance Committee

FORM 10-K REPORT
Copies of our Form 10-KSB report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, California 92123, phone (858) 503-7810.