Form 10-Q
period 2008-12-31
MITEK SYSTEMS INC
filed 2009-02-17
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

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

There were 16,751,137 shares outstanding of the registrant's common stock as of February 13, 2009.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended December 31, 2008

(i)

Special Note About Forward-Looking Statements

We make forward-looking statements in this report, particularly in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the documents that are incorporated by reference into this report, if any.  These forward-looking statements relate to Mitek's outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek's business, results of operations or financial condition. Specifically, forward looking statements used in this report may include statements relating to future business prospects, revenue, income and financial condition of Mitek.

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

In addition to those factors discussed under the heading "Risk Factors" in Part II, Item 1A of this report, and in Mitek's other public filings with the Security and Exchange Commission, important factors could cause actual results to differ materially from our expectations.  These factors include, but are not limited to:

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

In this report, unless the context indicates otherwise, the terms "Mitek," "Company," "we," "us," and "our" refer to Mitek Systems, Inc., a Delaware corporation.

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$868,698	$1,300,281
Accounts receivable including related party of $4,980 and $203,466, respectively, net of allowance of $43,648 and $47,877, respectively	646,316	912,831
Inventory, prepaid expenses and other current assets	43,468	100,000
Total current assets	1,558,482	2,313,112

PROPERTY AND EQUIPMENT-net	90,422	91,066
SOFTWARE DEVELOPMENT COSTS	411,473	347,738
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$2,089,842	$2,781,381

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$548,327	$403,925
Accrued payroll and related taxes	290,265	289,300
Deferred revenue	446,611	676,085
Other accrued liabilities	53,378	24,712
Total current liabilities	1,338,581	1,394,022

Deferred rent, long-term portion	56,541	55,745
TOTAL LIABILITIES	1,395,122	1,449,767

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,836,105	14,804,884
Accumulated deficit	(14,158,136)	(13,490,021)
Total stockholders' equity	694,720	1,331,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,089,842	$2,781,381

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31,
	2008	2007

SALES
Software including sales to a related party of $0 and $227,112 for the three months ended December 31, 2008 and 2007, respectively	$496,658	$785,261

Professional services including sales to a related party of $15,779 and $9,569 for the three months ended December 31, 2008 and 2007, respectively	514,790	478,338
	1,011,448	1,263,599

COSTS AND EXPENSES:
Cost of sales-software	137,848	133,087
Cost of sales-professional services, education and other	57,730	41,777
Operations	23,324	24,399
Selling and marketing	361,041	345,506
Research and development	572,492	530,887
General and administrative	529,875	472,463
Total costs and expenses	1,682,310	1,548,119

OPERATING LOSS	(670,862)	(284,520)

OTHER INCOME (EXPENSE):
Interest and other expense	(280)	-
Interest income	3,027	2,920
Total other income - net	2,747	2,920

LOSS BEFORE INCOME TAXES	(668,115)	(281,600)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(668,115)	$(281,600)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31,
	2008	2007
OPERATING ACTIVITIES
Net loss	$(668,115)	$(281,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,694	10,348
Provision for bad debts	6,771	-
Stock-based compensation expense	31,221	70,300
Changes in assets and liabilities:
Accounts receivable	259,744	(337,484)
Inventory, prepaid expenses, and other current assets	56,532	33,134
Accounts payable	144,402	75,795
Accrued payroll and related taxes	965	42,873
Deferred revenue	(229,474)	(208,823)
Other accrued liabilities	28,666	12,031
Deferred rent	796	3,981
Net cash used in operating activities	(358,798)	(579,445)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,050)	(18,146)
Investment in software development costs	(63,735)	-
Net cash used in investing activities	(72,785)	(18,146)

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(431,583)	(597,591)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,300,281	2,096,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$868,698	$1,498,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$280	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.       Basis of Presentation

The accompanying unaudited balance sheet as of December 31, 2008, which has been derived from audited financial statements as of September 30, 2008, and the unaudited interim financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnote disclosures that are otherwise required by Regulation S-K and that will normally be made in the Company's Annual Report on Form 10-K.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2008 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three months ended December 31, 2008 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company incurred net losses of approximately $668,000 and $282,000 for the three months ended December 31, 2008 and 2007, respectively, and has an accumulated deficit of approximately $14.2 million as of December 31, 2008.  Cash used for operations decreased from approximately $579,000 in first quarter of fiscal 2008 to approximately $359,000 in the same period of fiscal 2009.  Cash used in investing activities during the three months ended December 31, 2008 was approximately $73,000, compared to approximately $18,000 in the three months ended December 31, 2007.  The Company’s cash balance was approximately $869,000 as of December 31, 2008.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company is taking expense reduction measures to conserve cash and has retained an investment banking firm to explore strategic alternatives.  In addition, the Company may need to raise significant additional funds to continue its operations.  In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms, if available at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  In addition, these financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.

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

2.         Accounting for Stock-Based Compensation

Effective October 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified prospective transition method.  Under that transition method, compensation expense that the Company recognized beginning on that date includes:  (a) compensation expense for all share-based awards granted prior to, but not yet vested as of October 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation expense for all share-based awards granted on or after October 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R).  Results for prior periods will not be restated.

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates at December 31, 2008 of approximately 19% for grants to all employees were based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants at December 31, 2008 was 1.7 years on grants to directors and 7.1 years on grants to employees.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three month period ended December 31, 2008.  Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations for stock-based compensation awards to employees for the three month period ended December 31, 2008 and 2007 were based on the following assumptions:

	2008	2007

Risk-free interest rate	2.29%	3.50% - 3.67%
Expected life (years)	6.0	5.3
Expected volatility	166%	94%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R) for the three month period ended December 31, 2008 and 2007 which was allocated as follows:

	Three Months Ended
	December 31,
	2008	2007
Research and development	$8,741	$12,225
Sales and marketing	6,221	9,342
General and administrative	16,259	48,733
Stock-based compensation expense related to employee stock options included in operating expenses	$31,221	$70,300

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at December 31, 2008:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,704,261	0.46	5.81	$-
Unvested	966,883	0.26	9.18	-
Total	3,671,144	0.41	6.70	$-

As of December 31, 2008, the Company had $149,937 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 0.98 years.

A summary of option activity under the Company’s stock equity plans during the three months ended December 31, 2008 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2008	3,740,158	$0.71	6.52

Granted:
Board of Directors	-	-	-
Executive Officers	-	-	-
Employees	125,000	$0.07	9.92
Forfeited	(194,014)	$0.84	0.60

Outstanding, December 31, 2008	3,671,144	$0.70	6.70

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2008:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$ 0.07 - $ 0.69	2,051,216	7.63	$0.37	1,096,166	$0.42	955,050
$ 0.70 - $ 0.92	707,657	5.72	$0.78	695,824	$0.78	11,833
$ 1.06 - $ 1.68	847,500	5.57	$1.12	847,500	$1.12	-
$ 2.13 - $ 2.68	49,000	3.18	$2.29	49,000	$2.29	-
$ 3.25 - $12.37	15,771	1.22	$6.63	15,771	$6.63	-
	3,671,144	6.70	$0.68	2,704,261	$0.80	966,883

The per-share weighted average fair value of options granted during the three months ended December 31, 2008 was $0.07.

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

The 1996 Stock Option Plan (the “1996 Plan”) provides for the purchase of up to 2,000,000 shares of the Company's common stock through incentive and non-qualified options.  All options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date and for a term of not more than ten years.  Options granted to individuals owning in excess of 10% of the Company's outstanding common stock must have a term of not more than five years.  The 1996 Plan terminated on October 30, 2006; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expire.  As of December 31, 2008, no options to purchase shares of the Company's common stock granted under the 1996 Plan were outstanding.

Under the terms of the 1999 Stock Option Plan (the “1999 Plan”), the 2000 Stock Option Plan (the “2000 Plan”), the 2002 Stock Option Plan (the “2002 Plan”) and the 2006 Stock Option Plan (the “2006 Plan), each of which provides for the grant of incentive and non-qualified options: incentive stock options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date and for a term of not more than ten years; non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company's common stock at the grant date and for a term of not more than five years; and to date, the Company has elected to grant non-qualified stock options under these plans with a three year term.

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of December 31, 2008, options to purchase 881,771 shares of the Company's common stock were outstanding and options to purchase up to 11,358 shares of the Company's common stock were available for grant under the 1999 Plan.

The 2000 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of December 31, 2008, options to purchase 796,657 shares of the Company's common stock were outstanding and options to purchase up to 41,459 shares of the Company's common stock were available for grant under the 2000 Plan.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of December 31, 2008, options to purchase 667,716 shares of the Company's common stock were outstanding and options to purchase up to 299,229 shares of the Company's common stock were available for grant under the 2002 Plan.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of December 31, 2008, options to purchase 925,000 shares of the Company's common stock were outstanding and options to purchase up to 75,000 shares of the Company's common stock were available for grant under the 2006 Plan.

On January 27, 2009, the Board of Directors of the Company approved the 2009 Stock Option Plan (the “2009 Plan”), which will provide for the purchase of up to 2,000,000 shares of the Company’s common stock.  The Company has submitted the 2009 Plan to the stockholders of the Company for their approval at the next Annual Meeting of Stockholders to be held February 25, 2009.  Upon proper approval of the 2009 Plan by the stockholders of the Company, such plan shall be deemed effective as of the date of approval by the Board of Directors.

3.         Income Taxes

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

At September 30, 2008, the Company had net deferred tax assets of approximately $6.72 million.  The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 83% of the net deferred tax assets at October 1, 2008).  Such carryforwards expire between 2008 and 2023.  Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets.  In recording this allowance, management has considered a number of factors, but chiefly, the Company's recent history of sustained operating losses.  Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2008 or December 31, 2008, and has not recognized interest and/or penalties in the statement of operations the three month period ended December 31, 2008.

4.         Commitments and Contingencies

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

5.         Related Party Transactions

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

In the three months ended December 31, 2008, the Company realized revenue from John Harland of approximately $16,000 for software maintenance, compared to revenue of approximately $227,000 for software licenses and $10,000 for related software maintenance in the three months ended December 31, 2007.   There was an outstanding accounts receivable balance of approximately $5,000 due from John Harland at December 31, 2008, compared to a balance of approximately $222,000 at December 31, 2007.

6.         Product Revenues and Sales Concentrations

Product Revenues

During the three months ended December 31, 2008 and 2007, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines (dollar amounts in thousands):

	Three Months Ended December 31,
	2008	2007
Revenue

Recognition toolkits	$496	$785
Professional services, maintenance and other	515	479
Total revenue	$1,011	$1,264

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three months ended December 31, 2008 and 2007, the Company had the following sales concentrations:

	Three Months Ended December 31,
	2008	2007
Customers to which sales were in excess of 10% of total sales:
Number of customers	3	2
Aggregate percentage of sales	45.7%	39.0%

Sales to customers in excess of 10% of total sales were approximately $462,000 and $488,000 for the three months ended December 31, 2008 and 2007.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $317,000 as of December 31, 2008, compared to $433,000 as of December 31, 2007.

7.	Capitalized Software Development Costs

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

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by SFAS No. 86, requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  Capitalized software development costs during the three months ended December 31, 2008 were approximately $64,000.  No software development costs were capitalized during the three months ended December 31, 2007.  The Company completed its first production general release of ImageNet Mobile DepositTM on October 31, 2008, and entered into an agreement with a major financial institution on November 4, 2008 to conduct a performance evaluation of the product.  In accordance with SFAS No. 86, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.  No amortization of software development costs has been recorded, because sales of the related software products have not commenced.

8.	Recently Issued Accounting Pronouncements

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  As a result, the Company only partially adopted SFAS No. 157 as it relates to its financial assets and liabilities until the Company is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2010.  The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Under SFAS No. 159, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  This statement became effective for the Company October 1, 2008; however, the Company did not elect the fair value option for any of its financial assets or financial liabilities.

9.         Subsequent Events

Workforce Reduction

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

Departure and Appointment of Certain Officers

On January 13, 2009, Tesfaye Hailemichael, Chief Financial Officer, Vice President, Treasurer and Secretary of the Company, tendered his resignation from all offices with the Company to pursue other interests, effective January 14, 2009.  Mr. Hailemichael's resignation was not the result of any disagreement with the policies or practices of the Company or related to any accounting or financial disputes.  The Board of Directors of the Company appointed James B. DeBello, the Company's President and Chief Executive Officer, as Chief Financial Officer and Secretary of the Company to replace Mr. Hailemichael, effective January 14, 2009.  Mr. DeBello also continues his current responsibilities as President and Chief Executive Officer.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

In addition to historical information, this management’s discussion and analysis of financial condition and results of operation contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  As contained herein, the words "expects," "anticipates," "believes," "intends," "will," and similar types of expressions identify forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Also, new risks and uncertainties arise from time to time, and it is impossible for us to predict these matters or how they may affect us.  We do not undertake and specifically decline any obligation to update any forward-looking statements or to publicly announce the results of any revisions to any statements to reflect new information or future events or developments.

To the extent that this management’s discussion and analysis of financial condition and results of operation contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from that projected or estimated by us in forward-looking statements.  We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations.  Please see "Note About Forward–Looking Statements" at the beginning of this report.  Please consider our forward-looking statements in light of those risks as you read this report.

Outlook

Our primary strategy for fiscal 2009 is to expand our business focus to include a software product that captures and reads data from mobile devices using our proprietary technology.  We refer to this software product as Mobile Capture.  Mobile Capture technology converts a camera-equipped mobile phone into a mobile scanner that has the ability to read and extract data from any digital photo or video image.  We will, however, also continue to grow the identified markets for our other products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, we plan to expand the installed base of our Recognition Toolkits and leverage existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also seek to expand the installed base of our Check Forgery detection solutions by entering into reselling relationships with key resellers who we believe are better able to penetrate the market and provide us entrée into a larger base of community banks.

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates by management are affected by management’s application of accounting policies, are subjective and may differ from actual results.  Critical accounting policies for Mitek include revenue recognition, allowance for doubtful accounts receivable, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately.  Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in the notes to our financial statements filed with our annual report on Form 10-K for the year ended September 30, 2008.

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

Amortization of capitalized software development costs begins when product sales commence.  Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding two years or the sales ratio method.  Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Analysis of Financial Condition and Results of Operations

Three Months Ended December 31, 2008 and 2007

Net Sales

Net sales were approximately $1,011,000 and approximately $1,264,000 for three months ended December 31, 2008 and 2007, respectively, a decrease of approximately $253,000, or 20%.  The decrease in revenue is due primarily to reduced sales of our core products.  We recorded approximately $227,000 in revenue during the first quarter of fiscal 2008 for software licenses we sold to John H. Harland Company.  There was no software license revenue in the first quarter of fiscal 2008.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party which is discussed in Note 5 to our financial statements included in this report.

Cost of Sales

Cost of sales for the three months ended December 31, 2008 was approximately $196,000 compared to approximately $175,000 for the three months ended December 31, 2007, an increase of approximately $21,000 or 12%.  Stated as a percentage of net sales, cost of sales were approximately 19% for the first fiscal quarter of 2009 compared to approximately 14% for the first quarter of fiscal 2008.  The increase is primarily due to an increase in license fees paid to third-party software providers of integrated software products.

Operations Expenses

Operations expenses for the three months ended December 31, 2008 and 2007 included payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Operations expenses were approximately $23,000 and $24,000 for the first fiscal quarter of 2009 and 2008, respectively, a decrease of approximately $1,000 or 4%.  Stated as a percentage of net sales, operations expenses were 2% in both the three months ended December 31, 2008 and 2007.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $361,000 and $346,000 for the three months ended December 31, 2008 and 2007, respectively.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended December 31, 2008 and 2007 were approximately 36% and 27%, respectively.  The $15,000 increase in the current three-month period primarily relates to increased personnel costs, including salaries, taxes, vacation and other benefits, outside services and promotions and advertising costs.

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

Research and development expenses for the three months ended December 31, 2008 were approximately $572,000, compared to approximately $531,000 for the three months ended December 31, 2007, an increase of approximately $41,000 or 8%.  Stated as a percentage of net sales, research and development expenses were 57% and 42% in the three months ended December 31, 2008 and 2007, respectively.  The increase in the current period is primarily due to increased personnel costs, including salaries, taxes, vacation and other benefits, due to increased headcount, partially offset by software development costs of approximately $64,000 related to our Mobile Capture software application that were capitalized in the first quarter of 2009 in accordance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $530,000 in the three months ended December 31, 2008 compared to approximately $472,000 in the three months ended December 31, 2007, an increase of approximately $58,000 or 12%.  The increase in the current period primarily relates to increased legal and accounting fees and other outside services, partially offset by decreased stock-based compensation expense due to the lower average share price in the three months ended December 31, 2008.  Stated as a percentage of net sales, general and administrative expenses were 52% and 37% for the three months ended December 31, 2008 and 2007, respectively.

Interest and Other Income – Net

Interest and other income (net) was approximately $3,000 in both the three months ended December 31, 2008 and 2007.  Higher interest rates in the current period compensated for the lower average cash balance during the three months ended December 31, 2008, as compared to the cash balances during the first three months of fiscal 2007.

Liquidity and Capital Resources

On December 31, 2008, we had approximately $869,000 in cash and cash equivalents compared to approximately $1,300,000 on September 30, 2008, a decrease of approximately $431,000 or 33%.  The balance of accounts receivable at December 31, 2008 was approximately $646,000, a decrease of approximately $267,000 from the September 30, 2008 balance of approximately $913,000.  The decrease in accounts receivable was primarily due to the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $447,000 and $676,000 at December 31, 2008 and September 30, 2008, respectively, a decrease of approximately $229,000 or 34%.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well those recognized as income over the contract term, will increase.

We financed our cash needs during the three months ended December 31, 2008 and for the same period ended December 31, 2007 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the three months ended December 31, 2008 was approximately $359,000.  The primary uses of cash from operating activities included the net loss of approximately $668,000, a decrease in deferred revenue of approximately $229,000, a decrease in the balance accounts receivable of approximately $259,000, net of the provision for bad debt and an increase in the accounts payable balance of approximately $144,000.  Net cash used in operating activities also included non-cash stock-based compensation of approximately $31,000,  depreciation and amortization of fixed assets of approximately $10,000 and an increase in the provision for bad debts of approximately $7,000.

Net cash used in investing activities during the three months ended December 31, 2008 was approximately $73,000, compared to approximately $18,000 during the three months ended December 31, 2007.  The increase in cash used in investing activities in the current period is primarily due to an increase of approximately $64,000 in software development costs related to our Mobile Capture software application, partially offset by reduced purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

Our working capital and current ratio were approximately $219,000 and 1.16, respectively, at December 31, 2008, compared to approximately $919,000 and 1.66, respectively, at September 30, 2008.  On December 31, 2008, the total liability to equity ratio was 2.01 to 1 compared to 1.09 to 1 on September 30, 2008.  We have experienced a significant decline in working capital over the last fiscal year.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

We evaluate our cash requirements on a quarterly basis.  Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions, and we may need to raise additional capital to fund continuing operations in the future.  If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.  Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through September 30, 2009 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures

After the quarter ended, on January 9, 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sells our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations. Our management does not believe that such reductions will impair our ability to develop our ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to our current and prospective customers.

While we believe our strategy to reduce our operating expenses will allow us to support our operations in the short term, if our cost cutting efforts are not successful, we may not be able to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

On January 13, 2009, Tesfaye Hailemichael, our Chief Financial Officer, Vice President, Treasurer and Secretary, tendered his resignation to pursue other interests, effective January 14, 2009 and our Board of Directors appointed James B. DeBello, our President and Chief Executive Officer, as Chief Financial Officer and Secretary.  Mr. DeBello also continues his current responsibilities as President and Chief Executive Officer.

Other than the aforementioned change, there have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1—Description of Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2008.

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of approximately $668,000 and $282,000 for the three months ended December 31, 2008 and 2007, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel.  We do not have employment contracts with or "key person" life insurance policies on, any of our employees, including Mr. John M. Thornton, our Chairman and Mr. James B. DeBello, our President, Chief Executive Officer and Chief Financial Officer.  Loss of services of key employees could have a material adverse effect on our operations and financial condition.  We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications.  The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

As of December 31, 2008, John M. Thornton, who is our Chairman of the Board and his spouse, Sally B. Thornton, who is also a member of our board of directors, beneficially owned 2,804,959 shares of common stock or approximately 17% of our outstanding common stock.  Our directors and executive officers as a whole, beneficially own approximately 2,464,284 shares of common stock, or 25% of our common stock.  John H. Harland Company ("John Harland") beneficially owns 2,142,856 shares of common stock or approximately 14%, which includes 321,428 shares of common stock issuable upon exercise of warrants held by John Harland.  Laurus Funds may acquire up to 1,060,000 shares of our common stock upon exercise of its warrant or approximately 6% of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2008, the closing price of our common stock ranged from $0.16 to $0.55.  During the first three months of fiscal 2009, our common stock price ranged from $0.06 to $0.34.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 17, 2009	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello
President, Chief Executive Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002