Form 10-Q
period 2009-03-31
MITEK SYSTEMS INC
filed 2009-05-15
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not tech if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

There were 16,751,137 shares outstanding of the registrant's common stock as of May 13, 2009.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2009

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

In addition to those factors discussed under the heading "Risk Factors" in Part II, Item 1A of this report, and in Mitek's other public filings with the Securities and Exchange Commission or “SEC,” important factors could cause actual results to differ materially from our expectations.  These factors include, but are not limited to:

•	adverse economic conditions;
•	general decreases in demand for Mitek products and services;
•	competition (including entry of new competitors) with competitors with substantially greater resources than Mitek;
•	loss of key customers or contracts;
•	increased or adverse federal, state and local government regulation;
•	inadequate capital;
•	unexpected costs;
•	lower revenues or lower net income than forecast;
•	inability to raise prices;
•	the risk of litigation and administrative proceedings;
•	higher than anticipated labor costs;
•	the possible fluctuation and volatility of operating results and financial condition;
•	adverse publicity and news coverage;
•	inability to carry out marketing and sales plans;
•	loss of key employees and executives;
•	changes in interest rates; and
•	inflationary factors.

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$775,314	$1,300,281
Accounts receivable including related party of $1,956 and $4,591, respectively, net of allowance of $43,648 and $45,877, respectively	782,034	912,831
Inventory, prepaid expenses and other current assets	132,460	100,000
Total current assets	1,689,808	2,313,112

PROPERTY AND EQUIPMENT-net	79,017	91,066
SOFTWARE DEVELOPMENT COSTS	411,473	347,738
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$2,209,763	$2,781,381

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$563,914	$403,925
Accrued payroll and related taxes	186,080	289,300
Deferred revenue	833,194	676,085
Other accrued liabilities	80,086	24,712
Total current liabilities	1,663,274	1,394,022

Deferred rent, long-term portion	54,152	55,745
TOTAL LIABILITIES	1,717,426	1,449,767

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,873,634	14,804,884
Accumulated deficit	(14,398,048)	(13,490,021)
Total stockholders' equity	492,337	1,331,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,209,763	$2,781,381

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2009	2008	2009	2008

SALES
Software including sales to a related party of $0 and $600 for the three months ended March 31, 2009 and 2008, respectively, and $0 and $227,712 for the six months ended March 31, 2009 and 2008, respectively	$431,433	$797,015	$928,091	$1,582,276

Professional services including sales to a related party of $14,733 and $15,394 for the three months ended March 31, 2009 and 2008, respectively and $30,512 and $24,963 for the six months ended March 31, 2009 and 2008, respectively	456,850	463,501	971,640	941,839
	888,283	1,260,516	1,899,731	2,524,115

COSTS AND EXPENSES:
Cost of sales-software	82,951	101,289	220,800	234,376
Cost of sales-professional services, education and other	52,106	41,359	109,836	83,136
Operations	6,516	24,131	29,840	48,530
Selling and marketing	190,017	334,501	551,057	680,007
Research and development	431,192	500,957	1,003,685	1,031,844
General and administrative	362,230	479,374	892,105	951,837
Total costs and expenses	1,125,012	1,481,611	2,807,323	3,029,730

OPERATING LOSS	(236,729)	(221,095)	(907,592)	(505,615)

OTHER (EXPENSE) INCOME:
Interest and other expense	(2,154)	-	(2,434)	-
Interest income	772	2,119	3,799	5,039
Total other (expense) income - net	(1,382)	2,119	1,365	5,039

LOSS BEFORE INCOME TAXES	(238,111)	(218,976)	(906,227)	(500,576)

PROVISION FOR INCOME TAXES	(1,800)	(2,800)	(1,800)	(2,800)

NET LOSS	$(239,911)	$(221,776)	$(908,027)	$(503,376)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.05)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,751,137	16,751,137	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(908,027)	$(503,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	68,750	118,540
Depreciation and amortization	19,262	19,375
Provision for bad debts	2,229	-
Loss on disposal of property and equipment	1,767	-
Changes in assets and liabilities:
Accounts receivable	128,568	(641,454)
Inventory, prepaid expenses, and other current assets	(32,460)	16,421
Accounts payable	159,989	152,351
Accrued payroll and related taxes	(103,220)	57,622
Deferred revenue	157,109	182,593
Other accrued liabilities	55,374	27,544
Deferred rent	(1,593)	6,370
Net cash used in operating activities	(452,252)	(564,014)

INVESTING ACTIVITIES
Investment in software development costs	(63,735)	-
Purchases of property and equipment	(9,050)	(25,678)
Proceeds from sale of property and equipment	70	-
Net cash used in investing activities	(72,715)	(25,678)

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(524,967)	(589,692)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,300,281	2,096,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$775,314	$1,506,590

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$667	$-
Cash paid for income taxes	$1,800	$2,800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited balance sheet as of March 31, 2009, which has been derived from audited financial statements as of September 30, 2008, and the unaudited interim financial statements of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2008 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and six months ended March 31, 2009 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company incurred net losses of approximately $240,000 and $908,000 for the three and six months ended March 31, 2009, respectively, compared to net losses of approximately $222,000 and $503,000 for the three and six months ended March 31, 2008.  As of March 31, 2009, the Company has incurred an accumulated deficit of approximately $14.4 million.  Cash used for operations decreased from approximately $564,000 in the first six months of fiscal 2008 to approximately $452,000 in the same period of fiscal 2009.  Cash used in investing activities during the six months ended March 31, 2009 was approximately $73,000, compared to approximately $26,000 in the six months ended March 31, 2008.  The Company’s cash balance was approximately $775,000 as of March 31, 2009.

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

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)").

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates at March 31, 2009 of approximately 18% for stock option grants were based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants at March 31, 2009 was approximately 2.0 years on grants to directors and 7.2 years on grants to employees.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and six month periods ended March 31, 2009.  Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations for stock-based compensation awards to employees for the six month periods ended March 31, 2009 and 2008 were based on the following assumptions:

	2009	2008

Risk-free interst rate	0.44% - 2.29%	3.50% - 3.67%
Expected life (years)	5.29	5.30
Expected volatility	192%	94%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and six month periods ended March 31, 2009 and 2008 which was allocated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Research and development	$8,828	$7,911	$17,569	$17,839
Sales and marketing	2,503	12,286	8,723	23,925
General and administrative	26,198	28,043	42,458	76,776

Stock-based compensation expense related to employee stock options included in operating expenses	$37,529	$48,240	$68,750	$118,540

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at March 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,954,667	0.44	5.55	$1,997
Unvested	1,126,903	0.16	9.44	9,893
Total	4,081,570	0.36	6.62	$11,890

As of March 31, 2009, the Company had $168,149 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.18 years.

A summary of option activity under the Company’s stock equity plans during the six months ended March 31, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2008	3,740,158	$0.71	6.52

Granted:
Board of Directors	150,000	$0.09	2.91
Executive Officers	249,000	$0.09	9.91
Employees	490,000	$0.08	9.85
Forfeited	(547,588)	$0.52	6.02

Outstanding, March 31, 2009	4,081,570	$0.59	6.62

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Eercisable Options	Number of Unvested Options
$ 0.07 - $ 0.69	2,463,467	7.51	$0.29	1,344,214	$0.37	1,119,253
$ 0.70 - $ 0.92	705,832	5.47	$0.78	698,182	$0.78	7,650
$ 1.06 - $ 1.68	847,500	5.33	$1.12	847,500	$1.12	-
$ 2.13 - $ 2.68	49,000	2.93	$2.29	49,000	$2.29	-
$ 3.25 - $12.37	15,771	0.97	$6.63	15,771	$6.63	-
	4,081,570	6.62	$0.59	2,954,667	$0.75	1,126,903

The per-share weighted average fair value of options granted during the six months ended March 31, 2009 was $0.08.

3.	Income Taxes

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2008 or March 31, 2009, and has not recognized interest and/or penalties in the statement of operations for the three and six month periods ended March 31, 2009.

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

On February 1, 2009, the facility lease was amended to allow the Company to defer the payment of fifty percent (50%) of the basic rent due for the months of February through September 2009.  The Company will repay the deferred rent with interest at an annual rate of six percent (6%) in equal monthly installments payable on the first day of each calendar month commencing October 1, 2009 and continuing through March 1, 2010.  In addition, as a result of the amendment, the Company gave up the early termination option in the original lease.

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

Below is a summary of revenues recognized from John Harland during the three and six months ended March 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Related party revenue

Software	-	600	-	227,712
Professional services	14,733	15,394	30,512	24,963
Total related party revenue	14,733	15,994	30,512	252,675

There was an outstanding accounts receivable balance due from John Harland of approximately $2,000 and $4,000 at March 31, 2009 and 2008, respectively.

6.	Product Revenues and Sales Concentrations

Product Revenues

During the three and six months ended March 31, 2009 and 2008, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Revenue	2009	2008	2009	2008

Recognition toolkits	$431,433	$797,015	$928,091	$1,582,276
Professional services, maintenance and other	456,850	463,501	971,640	941,839
Total revenue	$888,283	$1,260,516	$1,899,731	$2,524,115

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three and six months ended March 31, 2009 and 2008, the Company had the following sales concentrations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Customers to which sales were in excess of 10% of otal sales:
Number of customers	2	2	2	3
Aggregate percentage of sales	31.3%	24.8%	27.9%	32.3%

Sales to customers in excess of 10% of total sales were approximately $278,000 and $313,000 for the three months ended March 31, 2009 and 2008, respectively, and $531,000 and $814,000 for the six months ended March 31, 2009 and 2008, respectively.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $522,000 and $532,000 as of March 31, 2009 and 2008, respectively.

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

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by SFAS No. 86, requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  Software development costs of approximately $0 and $64,000 were capitalized in the three and six months ended March 31, 2009, respectively.  The Company completed its first production general release of ImageNet Mobile DepositTM on October 31, 2008, and entered into an agreement with a major financial institution on November 4, 2008 to conduct a performance evaluation of the product.  In accordance with SFAS No. 86, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.  No amortization of software development costs has been recorded because sales of the related software products have not commenced.

8.	Recently Issued Accounting Pronouncements

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  As a result, the Company only partially adopted SFAS No. 157 as it relates to its financial assets and liabilities until the Company is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2010.  The adoption of SFAS No. 157 did not have a material impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”).  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value.  Most of the provisions in SFAS No. 159 are elective; however, the amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), applies to all entities with available-for-sale and trading securities.  The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates.  Under SFAS No. 159, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  This statement became effective for the Company October 1, 2008; however, the Company did not elect the fair value option for any of its financial assets or financial liabilities.

On April 1, 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.”  The FSP amends the guidance in FASB Statement No. 141 (Revised 2007) (“SFAS No. 141R”), “Business Combinations,” to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.  If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss;” (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date.  For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement No. 5 and that those disclosures be included in the business combination footnote; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement No. 141R.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” providing guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” providing additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhancing consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The Company is currently evaluating the impact, if any, that the adoption of this FSP will have on its financial statements.

On April 13, 2009, the SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”).  SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2.  SAB 111 provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements.  The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope.  SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2.  The Company is currently evaluating the impact, if any, that the adoption of SAB 111 will have on its financial statements.

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

To the extent that this management’s discussion and analysis of financial condition and results of operation contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from those projected or estimated by us in forward-looking statements.  We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations.  Please see "Note About Forward–Looking Statements" at the beginning of this report.  Please consider our forward-looking statements in light of those risks as you read this report.

Outlook

Historically, our business has been primarily focused on document image processing and image analytics.  Our business also focuses on intelligent character recognition and forms processing technology, products and services used in the financial services markets.  We also develop fraud detection and prevention products, which find signatures on any document and, using patented algorithms, convert them into compact numeric codes, which are then compared against one or more reference codes of trusted signatures for highly accurate signature verification.

Our primary strategy for fiscal 2009 has been and continues to be to expand our business focus to include a software product that captures and reads data from mobile devices using our proprietary technology.  We refer to this software product as Mobile Capture.  Mobile Capture technology converts a camera-equipped mobile phone into a mobile scanner that has the ability to read and extract data from any digital photo or video image.  We have, however, continued to devote efforts to growing the identified markets for our other products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, we have been working on expanding the installed base of our Recognition Toolkits and leveraging existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also continue to seek to expand the installed base of our Check Forgery detection solutions by entering into reselling relationships with key resellers who we believe are better able to penetrate the market and provide us entrée into a larger base of community banks.

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

Amortization of capitalized software development costs begins when product sales commence.  Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method.  Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

Analysis of Financial Condition and Results of Operations

Comparison of the Three and Six Months Ended March 31, 2009 and 2008

Net Sales

Net sales were approximately $888,000 and $1,261,000 for three months ended March 31, 2009 and 2008, respectively, a decrease of approximately $373,000, or 30%.  In the six months ended March 31, 2009, net sales were approximately $1,900,000, compared to approximately $2,524,000 in the six months ended March 31, 2008, a decrease of approximately $624,000, or 25%.  The decrease in revenue primarily relates to reduced sales of our core products due to, among other factors, the recent downturn in the banking and financial services industry.

We recognized revenue from Harland Financial Solutions, a subsidiary of John H. Harland Company (collectively “John Harland”), of approximately $0 and $1,000 for software licenses in the three months ended March 31, 2009 and 2008, respectively.  Revenue from John Harland for maintenance support fees was approximately $15,000 in both the three months ended March 31, 2009 and 2008.  In the six months ended March 31, 2009 and 2008, revenue recognized from software licenses sold to John Harland was approximately $0 and $228,000, respectively.  Revenue from maintenance support fees was approximately $31,000 and $25,000 in the six months ended March 31, 2009 and 2008, respectively.  John Harland is a related party as discussed in greater detail in Note 5 to our financial statements included in this report.

Cost of Sales

Cost of sales were approximately $135,000 and $143,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately $8,000 or 6%.  The decrease in the current period primarily relates to the decrease in sales, partially offset by an increase in license fees paid to third-party software providers of integrated software products.  Stated as a percentage of net sales, cost of sales were approximately 15% for the three months ended March 31, 2009, compared to approximately 11% in the same period in fiscal 2008.  Cost of sales were approximately $331,000 and $318,000 for the six months ended March 31, 2009 and 2008, respectively, an increase of approximately $13,000 or 4%.  The increase in the current six-month period is primarily due to an increase in third-party license fees.  Cost of sales, as a percentage of net sales, were 18% in the six months ended March 31, 2009, compared to 13% in the six months ended March 31, 2008.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Operations expenses were approximately $7,000 and $24,000 for the three months ended March 31, 2009 and 2008, respectively, a decrease of approximately $17,000 or 71%.  The decrease in the current three month period primarily relates to reduced personnel costs, including salaries, taxes, vacation and other benefits due to the workforce reduction implemented in January 2009.  Stated as a percentage of net sales, operations expenses were approximately 1% in the three months ended March 31, 2009, compared to 2% in the same period of fiscal 2008.

Operations expenses decreased by approximately $19,000 or 39% to approximately $30,000 in the six months ended March 31, 2009 from approximately $49,000 in the six months ended March 31, 2008.  The decrease in the first six months of  fiscal 2009 primarily relates to reduced personnel-related cost and other direct operating expenses due to the workforce reduction.  Stated as a percentage of net sales, operations expenses were 2% for both the six months ended March 31, 2009 and 2008.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  In the three months ended March 31, 2009 and 2008, selling and marketing expenses were approximately $190,000 and $335,000, respectively, a decrease of approximately $145,000 or 43%.  The decrease in the current three-month period primarily relates to a decrease in personnel costs due to the workforce reduction implemented in January 2009, reduced commissions due to the lower sales volume, cost savings in public relations and other promotion expenses and reduced travel and other direct operating expenses.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended March 31, 2009 and 2008 were 21% and 27%, respectively.

Selling and marketing expenses were approximately $551,000 in the six months ended March 31, 2009, compared to approximately $680,000 in the same period in fiscal 2008, a decrease of approximately $129,000 or 19%.  The decrease in the first six months of fiscal 2009 primarily relates to cost savings in outside services, travel expenses, materials and supplies, website development and stock-based compensation.  Stated as a percentage of net sales, selling and marketing expenses were 29% in the six months ended March 31, 2009, compared to 27% in the first six months of fiscal 2008.

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

Research and development expenses for the three months ended March 31, 2009 were approximately $431,000, compared to approximately $501,000 for the three months ended March 31, 2008, a decrease of approximately $70,000 or 14%.  The decrease in the current three month period primarily relates to decreases in personnel costs due to the workforce reduction implemented in January 2009 and decreases in other direct operating expenses, including outside services and recruitment.  Stated as a percentage of net sales, research and development expenses were 49% and 40% in the three months ended March 31, 2009 and 2008, respectively.

In the six months ended March 31, 2009 and 2008, research and development expenses were approximately $1,004,000 and $1,032,000, respectively, a decrease of approximately $28,000 or 3%.  The decrease in the current six month period is primarily due to decreases in certain direct operating expenses, such as outside services, materials and supplies and recruitment costs, partially offset by increases in telephone, repairs and maintenance, subscriptions and dues and travel expenses.  Stated as a percentage of net sales, research and development expenses were 53% and 41% in the six months ended March 31, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $362,000 in the three months ended March 31, 2009 compared to approximately $479,000 in the three months ended March 31, 2008, a decrease of approximately $117,000 or 24%.  The decrease in the current three month period primarily relates to reduced personnel costs, including salaries, taxes, vacation and other benefits due to the workforce reduction implemented in January 2009 and decreases in other direct operating expenses, including legal, accounting and annual reporting fees, travel expenses and charitable donations.  Stated as a percentage of net sales, general and administrative expenses were 41% and 38% for the three months ended March 31, 2009 and 2008, respectively.

In the six months ended March 31, 2009 and 2008, general and administrative expenses were  approximately $892,000 and $952,000, respectively, a decrease of approximately $60,000 or 6%.  The decrease in the first six months of fiscal 2009 was primarily due to decreased personnel costs due to the workforce reduction implemented in January 2009 and decreases in other direct operating expenses, including stock-based compensation, travel and charitable contributions, partially offset by increased accounting and legal fees and other outside services.

Other (Expense) Income

We recorded interest expense of approximately $1,000 for both the three and six months ended March 31, 2009.  No interest expense was recorded in the three and six months ended March 31, 2008.  In the three and six months ended March 31, 2009, we recorded a loss on the disposal of fixed assets of approximately $2,000.  There was no loss related to the disposal of fixed assets in the three and six months ended March 31, 2008.  Interest income in the three months ended March 31, 2009 and 2008 was approximately $1,000 and $2,000, respectively.  In the six months ended March 31, 2009 and 2008, interest income was approximately $4,000 and $5,000, respectively.  The decrease in interest income in the current periods was due to lower average cash balances.

Liquidity and Capital Resources

On March 31, 2009, we had approximately $775,000 in cash and cash equivalents compared to approximately $1,300,000 on September 30, 2008, a decrease of approximately $525,000 or 40%.  The balance of accounts receivable at March 31, 2009 was approximately $782,000, a decrease of approximately $131,000 from the September 30, 2008 balance of approximately $913,000.  The decrease in accounts receivable was primarily due to the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $833,000 and $676,000 at March 31, 2009 and September 30, 2008, respectively, an increase of approximately $157,000 or 23%.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well those recognized as income over the contract term, will increase.

We financed our cash needs during the six months ended March 31, 2009 and for the same period in fiscal 2008 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the six months ended March 31, 2009 was approximately $452,000, compared to approximately $564,000 during the six months ended March 31, 2008.  The primary uses of cash from operating activities during the six months ended March 31, 2009 included the net loss of approximately $908,000, a decrease in accounts receivable of approximately $129,000, an increase in the balance of accounts payable of approximately $160,000 and an increase in deferred revenue of approximately $157,000.  Net cash used in operating activities also included non-cash stock-based compensation of approximately $69,000 and depreciation and amortization of fixed assets of approximately $19,000.

Net cash used in investing activities during the six months ended March 31, 2009 was approximately $73,000, compared to approximately $26,000 during the six months ended March 31, 2008.  The increase in cash used in investing activities in the current period is primarily due to an increase of approximately $64,000 in software development costs related to our Mobile Capture software application, partially offset by a reduction of approximately $17,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

Our working capital and current ratio were approximately $26,000 and 1.02, respectively, at March 31, 2009, compared to approximately $919,000 and 1.66, respectively, at September 30, 2008.  On March 31, 2009, the total liability to equity ratio was 3.49 to 1 compared to 1.09 to 1 on September 30, 2008.  We have experienced a significant decline in working capital since September 30, 2008.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

We evaluate our cash requirements on a quarterly basis.  Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions, and we may need to raise additional capital to fund continuing operations in the future.  If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.  Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.

On January 9, 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sells our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations. Our management does not believe that such reductions have impaired or will impair our ability to develop our ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to our current and prospective customers.  While we believe our strategy to reduce our operating expenses will allow us to support our operations in the short term, if our cost cutting efforts are not successful, we may not be able to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

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

Other than the aforementioned change, there have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations resulted in net losses of approximately $240,000 and $908,000 for the three and six months ended March 31, 2009, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

As of March 31, 2009, John M. Thornton, who is our Chairman of the Board and his spouse, Sally B. Thornton, who is also a member of our board of directors, beneficially owned 2,869,959 shares of common stock or approximately 17% of our outstanding common stock.  Our directors and executive officers as a whole, beneficially own 4,560,707 shares of common stock, or approximately 25% of our common stock.  John H. Harland Company beneficially owns 2,464,284 shares of common stock or approximately 14%, which includes 321,428 shares of common stock issuable upon exercise of warrants.  Laurus Funds may acquire up to 1,060,000 shares of our common stock upon exercise of its warrant or approximately 6% of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2008, the closing price of our common stock ranged from $0.16 to $0.55.  During the first six months of fiscal 2009, the closing price our common stock price ranged from $0.05 to $0.29.

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

May 15, 2009	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello President, Chief Executive Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002