Form 10-Q
period 2009-06-30
MITEK SYSTEMS INC
filed 2009-08-14
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________.

Commission File Number 0-15235

MITEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State of Incorporation)	(I.R.S. Employer Identification No.)

8911 Balboa Ave., Suite B
San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (858) 503-7810

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not tech if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

There were 16,751,137 shares outstanding of the registrant's common stock as of August 12, 2009.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2009

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$537,216	$1,300,281
Accounts receivable including related party of $637 and $4,591, respectively, net of allowance of $24,268 and $47,877, respectively	638,745	912,831
Inventory, prepaid expenses and other current assets	114,454	100,000
Total current assets	1,290,415	2,313,112

PROPERTY AND EQUIPMENT-net	69,692	91,066
SOFTWARE DEVELOPMENT COSTS-net	400,043	347,738
OTHER ASSETS	29,465	29,465

TOTAL ASSETS	$1,789,615	$2,781,381

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$347,996	$403,925
Accrued payroll and related taxes	165,854	289,300
Deferred revenue	681,147	676,085
Other accrued liabilities	112,908	24,712
Total current liabilities	1,307,905	1,394,022

Deferred rent, long-term portion	51,763	55,745
TOTAL LIABILITIES	1,359,668	1,449,767

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,896,921	14,804,884
Accumulated deficit	(14,483,725)	(13,490,021)
Total stockholders' equity	429,947	1,331,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,789,615	$2,781,381

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2009	2008	2009	2008

SALES
Software including sales to a related party of $0 for the three months ended June 30, 2009 and 2008, and $0 and $227,712 for the nine months ended June 30, 2009 and 2008, respectively	$418,778	$1,279,070	$1,346,869	$2,861,346

Professional services including sales to a related party of $15,010 and $15,998 for the three months ended June 30, 2009 and 2008, respectively and $45,522 and $40,961 for the nine months ended June 30, 2009 and 2008, respectively	495,960	402,420	1,467,600	1,344,259
	914,738	1,681,490	2,814,469	4,205,605

COSTS AND EXPENSES:
Cost of sales-software	117,473	316,302	338,273	550,678
Cost of sales-professional services, education and other	70,268	41,750	180,104	124,887
Operations	-	23,377	29,840	71,906
Selling and marketing	133,340	413,239	684,397	1,093,246
Research and development	409,903	432,443	1,413,588	1,464,287
General and administrative	268,737	414,572	1,160,843	1,366,409
Total costs and expenses	999,721	1,641,683	3,807,045	4,671,413

OPERATING (LOSS) INCOME	(84,983)	39,807	(992,576)	(465,808)

OTHER (EXPENSE) INCOME:
Interest and other expense	(1,337)	-	(3,770)	-
Interest income	643	2,057	4,442	7,096
Total other (expense) income – net	(694)	2,057	672	7,096

(LOSS) INCOME BEFORE INCOME TAXES	(85,677)	41,864	(991,904)	(458,712)

PROVISION FOR INCOME TAXES	-	-	(1,800)	(2,800)

NET (LOSS) INCOME	$(85,677)	$41,864	$(993,704)	$(461,512)

NET (LOSS) INCOME PER SHARE – BASIC	$(0.01)	$0.00	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING – BASIC	16,751,137	16,751,137	16,751,137	16,751,137

NET (LOSS) INCOME PER SHARE – DILUTED	$(0.01)	$0.00	$(0.06)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING – DILUTED	16,751,137	16,751,137	16,751,137	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(993,704)	$(461,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	92,037	181,881
Depreciation and amortization	28,587	27,150
Amortization of software development costs	11,430	-
Loss on disposal of property and equipment	1,767	-
Provision for bad debts	(23,609)	38,669
Changes in assets and liabilities:
Accounts receivable	297,695	(948,526)
Inventory, prepaid expenses, and other current assets	(14,454)	19,813
Accounts payable	(55,929)	399,391
Accrued payroll and related taxes	(123,446)	74,068
Deferred revenue	5,062	99,019
Other accrued liabilities	88,196	(13,305)
Deferred rent	(3,982)	8,759
Net cash used in operating activities	(690,350)	(574,593)

INVESTING ACTIVITIES
Investment in software development costs	(63,735)	(124,160)
Purchases of property and equipment	(9,050)	(27,958)
Proceeds from sale of property and equipment	70	-
Net cash used in investing activities	(72,715)	(152,118)

FINANCING ACTIVITIES	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(763,065)	(726,711)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,300,281	2,096,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$537,216	$1,369,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,003	$-
Cash paid for income taxes	$1,800	$2,800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2009 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2008 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and nine months ended June 30, 2009 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company incurred a net loss of approximately $86,000 for the three months ended June 30, 2009, compared to a net income of approximately $42,000 for three months ended June 30, 2008.  In the nine months ended June 30, 2009 and 2008, the Company had net losses of approximately $994,000 and $462,000, respectively.  As of June 30, 2009, the Company has incurred an accumulated deficit of approximately $14.5 million.  Cash used for operations increased from approximately $575,000 in the first nine months of fiscal 2008 to approximately $690,000 in the same period of fiscal 2009.  Cash used in investing activities during the nine months ended June 30, 2009 was approximately $73,000, compared to approximately $152,000 in the nine months ended June 30, 2008.  The Company’s cash balance was approximately $537,000 as of June 30, 2009.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company is taking expense reduction measures to conserve cash and has retained an investment banking firm to explore strategic alternatives.  In addition, the Company may need to raise significant additional funds to continue its operations.  In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms, if available at all.

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

On January 9, 2009, the Company implemented a plan to decrease its operating expenses by reducing its workforce in light of the economic contraction of the financial services market into which the Company primarily sells its products.  The staff reduction included general and administrative, sales and marketing and technical staff. The Company has diligently maintained key resources to adequately pursue new sales opportunities and support its operations. The Company's management does not believe that such reductions will impair the Company’s ability to market its ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to its current and prospective customers.

2.         Accounting for Stock-Based Compensation

The Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-Based Payment ("SFAS No. 123(R)").

SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates at June 30, 2009 of approximately 17% for stock option grants were based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants at June 30, 2009 was approximately 1.7 years on grants to directors and 6.9 years on grants to employees.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and nine month periods ended June 30, 2009.  Prior to the adoption of SFAS No. 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

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

The fair value calculations for stock-based compensation awards to employees for the nine month periods ended June 30, 2009 and 2008 were based on the following assumptions:

	2009	2008

Risk-free interst rate	0.44% - 2.29%	1.74% - 3.67%
Expected life (years)	5.31	5.40
Expected volatility	192%	97%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under SFAS No. 123(R) for the three and nine month periods ended June 30, 2009 and 2008 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$7,807	$8,676	$25,376	$26,516
Sales and marketing	2,350	14,561	11,074	38,486
General and administrative	13,130	40,104	55,587	116,879

Stock-based compensation expense related to employee stock options included in operating expenses	$23,287	$63,341	$92,037	$181,881

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at June 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,506,287	0.40	5.15	$50,186
Unvested	995,228	0.16	9.21	133,914
Total	3,501,515	0.33	6.31	$184,100

As of June 30, 2009, the Company had $149,250 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.07 years.

A summary of option activity under the Company’s stock equity plans during the nine months ended June 30, 2009 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2008	3,740,158	$0.71	6.52

Granted:
Board of Directors	150,000	$0.09	2.66
Executive Officers	249,000	$0.09	9.66
Employees	505,000	$0.09	9.61
Forfeited	(1,142,643)	$0.67	6.37

Outstanding, June 30, 2009	3,501,515	$0.56	6.31

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2009:
Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$ 0.07 - $ 0.69	2,301,194	7.17	$0.29	1,311,534	$0.36	989,660
$ 0.70 - $ 0.92	426,000	4.64	$0.79	420,432	$0.79	5,568
$ 1.06 - $ 1.68	725,000	4.82	$1.11	725,000	$1.11	-
$ 2.13 - $ 2.68	38,500	2.65	$2.28	38,500	$2.28	-
$ 3.25 - $12.37	10,821	0.67	$6.18	10,821	$6.18	-
	3,501,515	6.31	$0.56	2,506,287	$0.71	995,228

The per-share weighted average fair value of options granted during the nine months ended June 30, 2009 was $0.09.

On June 10, 2009, the Company’s 1999 Stock Option Plan (the “1999 Plan”) expired in accordance with the terms the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of June 30, 2009, options to purchase 727,571 shares of the Company’s common stock were outstanding under the 1999 Plan and no options were available for future grants.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2008 or June 30, 2009, and has not recognized interest and/or penalties in the statement of operations for the three and nine month periods ended June 30, 2009.

4.         Commitments and Contingencies

The Company leases office space located at 8911 Balboa Avenue, San Diego, California under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The Company signed the lease, which has an initial term of seven years in September 2005.  The lease was effective and binding on the parties as of September 19, 2005; however, the term of the lease began on December 9, 2005, which was the date on which certain improvements were substantially complete.  On February 1, 2009, the lease was amended to allow the Company to defer the payment of fifty percent (50%) of the basic rent due for the months of February through September 2009.  The Company will repay the deferred rent with interest at an annual rate of six percent (6%) in equal monthly installments payable on the first day of each calendar month commencing October 1, 2009 and continuing through March 1, 2010.  In addition, in connection with the amendment, the Company waived its right to exercise an early termination option.

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

Below is a summary of revenues recognized from John Harland during the three and nine months ended June 30, 2009 and 2008:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Related party revenue

Software	-	-	-	227,712
Professional services	15,010	15,998	45,422	40,961

Total related party revenue	15,010	15,998	45,422	268,673

There was an outstanding accounts receivable balance due from John Harland of approximately $637 and $37 at June 30, 2009 and 2008, respectively.

6.         Product Revenues and Sales Concentrations

Product Revenues

During the three and nine months ended June 30, 2009 and 2008, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenue

Software licenses	$418,778	$1,279,070	$1,346,869	$2,861,346
Professional services, maintenance and other	495,960	402,420	1,467,600	1,344,259
Total revenue	$914,738	$1,681,490	$2,814,469	$4,205,605

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three and nine months ended June 30, 2009 and 2008, the Company had the following sales concentrations:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Customers to which sales were in excess of 10% of total sales:
Number of customers	2	1	1	1
Aggregate percentage of sales	30.5%	57.6%	14.8%	23.9%

Below is a summary of sales to customers to which sales were in excess of 10% of total sales and the corresponding accounts receivable balances for the three and nine months ended June 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Sales	279,000	968,000	418,000	1,004,000
Accounts receivable balance	177,000	964,000	100	964,000

7.        Capitalized Software Development Costs

The Company has developed Mobile Capture software, a software solution that captures and reads data from mobile devices using proprietary technology.  The Company has completed all of the planning, designing, coding, and testing activities necessary to establish technological feasibility of the product and has determined that the product can be produced to meet its design specifications including functions, features, and technical performance requirements.

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

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by SFAS No. 86, requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  Software development costs of approximately $0 and $64,000 were capitalized in the three and nine months ended June 30, 2009, respectively.  The Company completed its first production general release of ImageNet Mobile DepositTM on October 31, 2008, and entered into an agreement with a major financial institution on November 4, 2008 to conduct a performance evaluation of the product.  In accordance with SFAS No. 86, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile DepositTM, at which time it started amortizing the capitalized software development costs associated with the product in accordance with SFAS No. 86.  Under SFAS No. 86, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  In the three and nine months ended June 30, 2009, the Company recorded approximately $11,000 in  amortization of software development costs.  No amortization of software development costs were recorded in the three and nine months ended June 30, 2008.

8.        Recently Issued Accounting Pronouncements

Effective October 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually.  As a result, the Company only partially adopted SFAS No. 157 as it relates to its financial assets and liabilities until the Company is required to apply this pronouncement to its non-financial assets and liabilities beginning with fiscal year 2010.  The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements.

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

On April 1, 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”).  SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from June 30, 2009 through August 14, 2009, the date these financial statements were issued.

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

On April 9, 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” providing guidelines for making fair value measurements more consistent with the principles presented in SFAS No. 157.  FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2.  The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” providing additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial statements.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhancing consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2.  The adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s financial statements.

On April 13, 2009, the SEC Office of the Chief Accountant and Division of Corporation Finance issued SEC Staff Accounting Bulletin 111 (“SAB 111”).  SAB 111 amends and replaces SAB Topic 5M, “Miscellaneous Accounting—Other Than Temporary Impairment of Certain Investments in Equity Securities” to reflect FSP FAS 115-2 and FAS 124-2.  SAB 111 provides guidance for assessing whether an impairment of a debt security is other than temporary, as well as how such impairments are presented and disclosed in the financial statements.  The amended SAB Topic 5M maintains the prior staff views related to equity securities but has been amended to exclude debt securities from its scope.  SAB 111 is effective upon the adoption of FSP FAS 115-2 and FAS 124-2.  The adoption of SAB 111 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance related to variable interest entities including removing the scope exemption for qualifying special-purpose entities.  This statement is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited.  The Company does not expect its adoption of SFAS No. 167 on October 1, 2010.  The Company does not anticipate the adoption of SFAS No. 167 to have a material effect on its financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”).  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with Generally Accepted Accounting Principles.  SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009 and is not expected to have a material impact on the Company’s financial statements.

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

Our primary strategy for fiscal 2009 has been and continues to be to expand our business focus to include a software product that captures and reads data from mobile devices using our proprietary technology.  We refer to this software product as Mobile Capture.  Mobile Capture technology converts a camera-equipped mobile phone into a mobile scanner that has the ability to read and extract data from any digital photo or video image.  We have, however, continued to devote efforts to growing the identified markets for our other products and enhance the functionality and marketability of our image based recognition and forgery detection technologies.  In particular, we have been working on expanding the installed base of our Recognition Toolkits and leveraging existing technology by devising recognition-based applications to detect potential fraud and loss at financial institutions.  We also continue to seek to expand the installed base of our Check Forgery detection solutions by pursuing relationships with key resellers who we believe are better able to penetrate the market and provide us entrée into a larger base of community banks.

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three and Nine Months Ended June 30, 2009 and 2008

Net Sales

Net sales were approximately $915,000 and $1,681,000 for three months ended June 30, 2009 and 2008, respectively, a decrease of approximately $766,000, or 46%.  In the nine months ended June 30, 2009, net sales were approximately $2,814,000, compared to approximately $4,206,000 in the nine months ended June 30, 2008, a decrease of approximately $1,392,000, or 33%.  The decrease in revenue primarily relates to reduced sales of our core products due to, among other factors, the recent downturn in the banking and financial services industry.

We recognized no revenue from Harland Financial Solutions, a subsidiary of John H. Harland Company (collectively “John Harland”), for software licenses in the three months ended June 30, 2009 and 2008.  Revenue from John Harland for maintenance support fees was approximately $15,000 and $16,000 in the three months ended June 30, 2009 and 2008, respectively.  In the nine months ended June 30, 2009 and 2008, revenue recognized from software licenses sold to John Harland was approximately $0 and $228,000, respectively.  Revenue from maintenance support fees was approximately $46,000 and $41,000 in the nine months ended June 30, 2009 and 2008, respectively.  John Harland is a related party as discussed in greater detail in Note 5 to our financial statements included in this report.

Cost of Sales

Cost of sales were approximately $188,000 and $358,000 for the three months ended June 30, 2009 and 2008, respectively, a decrease of approximately $170,000 or 47%.  Stated as a percentage of net sales, cost of sales were approximately 21% for the three months ended June 30, 2009 and 2008.  Cost of sales were approximately $518,000 and $676,000 for the nine months ended June 30, 2009 and 2008, respectively, a  decrease of approximately $158,000 or 23%.  Cost of sales, as a percentage of net sales, were 18% in the nine months ended June 30, 2009, compared to 16% in the nine months ended June 30, 2008.  The decrease in cost of sales in the three and nine months ended June 30, 2009 is primarily due to decreased sales, partially offset by an increase in third-party license fees.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Due to the workforce reduction implemented in January 2009, we eliminated our operations department.  Other costs previously included in this department have been reallocated to the other departments.  Operations expenses were $0 and approximately $23,000 for the three months ended June 30, 2009 and 2008, respectively.

Operations expenses decreased by approximately $42,000 or 58% to approximately $30,000 in the nine months ended June 30, 2009 from approximately $72,000 in the nine months ended June 30, 2008.  The decrease in the first nine months of  fiscal 2009 primarily relates to reduced personnel-related cost and other direct operating expenses due to the workforce reduction.  Stated as a percentage of net sales, operations expenses were 1% and 2% in the nine months ended June 30, 2009 and 2008, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  In the three months ended June 30, 2009 and 2008, selling and marketing expenses were approximately $133,000 and $413,000, respectively, a decrease of approximately $280,000 or 68%.  The decrease in the current three-month period primarily relates to a decrease in personnel costs due to the workforce reduction implemented in January 2009, reduced commissions due to the lower sales volume, cost savings in public relations and other promotion expenses and reduced travel and other direct operating expenses.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended June 30, 2009 and 2008 were 15% and 25%, respectively.

Selling and marketing expenses were approximately $684,000 in the nine months ended June 30, 2009, compared to approximately $1,093,000 in the nine months ended June 30, 2008, a decrease of approximately $409,000 or 37%.  The decrease in the first nine months of fiscal 2009 primarily relates to lower personnel costs due to the workforce reduction, decreased commissions due to declining sales and to cost savings in outside services, travel expenses, website development and other promotional costs and stock-based compensation.  Stated as a percentage of net sales, selling and marketing expenses were 24% in the nine months ended June 30, 2009, compared to 26% in the nine months ended June 30, 2008.

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

Research and development expenses for the three months ended June 30, 2009 were approximately $410,000, compared to approximately $432,000 for the three months ended June 30, 2008, a decrease of approximately $22,000 or 5%.  The decrease in the current three month period primarily relates to the decrease in personnel costs due to the workforce reduction implemented in January 2009, partially offset by increased outside services.  Stated as a percentage of net sales, research and development expenses were 45% and 26% in the three months ended June 30, 2009 and 2008, respectively.

In the nine months ended June 30, 2009 and 2008, research and development expenses were approximately $1,414,000 and $1,464,000, respectively, a decrease of approximately $50,000 or 3%.  The decrease in the current nine month period is primarily due to decreases personnel costs and certain direct operating expenses, such as software licenses, materials and supplies, repairs and maintenance and recruitment costs, partially offset by increases in outside services and telephone.  Stated as a percentage of net sales, research and development expenses were 50% and 35% in the nine months ended June 30, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $269,000 in the three months ended June 30, 2009 compared to approximately $415,000 in the three months ended June 30, 2008, a decrease of approximately $146,000 or 35%.  The decrease in the current three month period primarily relates to reduced personnel costs, including salaries, taxes, vacation and other benefits due to the workforce reduction implemented in January 2009 and decreases in other direct operating expenses, including repairs and maintenance, travel expenses, bad debt expense and stock-based compensation, partially offset by an increase in legal expenses.  Stated as a percentage of net sales, general and administrative expenses were 29% and 25% for the three months ended June 30, 2009 and 2008, respectively.

In the nine months ended June 30, 2009 and 2008, general and administrative expenses were  approximately $1,161,000 and $1,366,000, respectively, a decrease of approximately $205,000 or 15%.  The decrease in the nine months ended June 30, 2009 was primarily due to decreased personnel costs due to the workforce reduction, reduced bad debt expense and decreases in other direct operating expenses, including stock-based compensation, travel and charitable contributions, partially offset by increased accounting and legal fees and other outside services.  Stated as a percentage of net sales, general and administrative expenses were 41% and 32% for the nine months ended June 30, 2009 and 2008, respectively.

Other (Expense) Income

We recorded interest expense of approximately $1,000 and $2,000 for the three and nine months ended June 30, 2009.  No interest expense was recorded in the three and nine months ended June 30, 2008.  In the three and nine months ended June 30, 2009, we recorded a loss on the disposal of fixed assets of approximately $2,000.  There was no loss related to the disposal of fixed assets in the three and nine months ended June 30, 2008.  Interest income in the three months ended June 30, 2009 and 2008 was approximately $1,000 and $2,000, respectively.  In the nine months ended June 30, 2009 and 2008, interest income was approximately $4,000 and $7,000, respectively.  The decrease in interest income in the current periods was due to lower average cash balances.

Liquidity and Capital Resources

On June 30, 2009, we had approximately $537,000 in cash and cash equivalents compared to approximately $1,300,000 on September 30, 2008, a decrease of approximately $763,000 or 59%.  The balance of accounts receivable at June 30, 2009 was approximately $639,000, a decrease of approximately $274,000 or 30% from the September 30, 2008 balance of approximately $913,000.  The decrease in accounts receivable was primarily due reduced sales, better collection efforts and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $681,000 and $676,000 at June 30, 2009 and September 30, 2008, respectively.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well those recognized as income over the contract term, will increase.

We financed our cash needs during the nine months ended June 30, 2009 and for the same period in fiscal 2008 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the nine months ended June 30, 2009 was approximately $690,000, compared to approximately $575,000 during the nine months ended June 30, 2008, an increase of approximately $115,000 or 20%.  The primary uses of cash from operating activities during the nine months ended June 30, 2009 included the net loss of approximately $994,000, decreases in accounts receivable of approximately $274,000, accrued payroll and related taxes of approximately $123,000 and accounts payable of approximately $56,000, partially offset by an increase in other accrued liabilities of approximately $88,000.  Net cash used in operating activities in the current nine-month period also included non-cash stock-based compensation of approximately $92,000, depreciation and amortization of fixed assets of approximately $29,000 and amortization of software development costs of approximately $11,000.

Net cash used in investing activities during the nine months ended June 30, 2009 was approximately $73,000, compared to approximately $152,000 during the nine months ended June 30, 2008, a decrease of approximately $79,000 or 52%.  The decrease in cash used in investing activities in the current period is primarily due to a  decrease of approximately $60,000 in software development costs related to our Mobile Capture software application, which costs we ceased capitalizing when we completed our first production general release in November 2008, and a reduction of approximately $19,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

We had negative working capital of approximately $18,000 and current ratio 0.99 at June 30, 2009, compared to working capital of approximately $919,000 and a current ratio 1.66 at September 30, 2008.  On June 30, 2009, our total liability to equity ratio was 3.17 to 1 compared to 1.09 to 1 on September 30, 2008.  We have experienced a significant decline in working capital since September 30, 2008.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

We evaluate our cash requirements on a quarterly basis.  Historically, we have managed our cash requirements principally from cash generated from operations and financing transactions, and we may need to raise additional capital to fund continuing operations in the future.  If our financing efforts are not successful, we will need to explore alternatives to continue operations, which may include a merger, asset sale, joint venture, loans or further expense reductions.  Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures

On January 9, 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sells our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations. Our management does not believe that such reductions have impaired or will impair our ability to market our ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to our current and prospective customers.  While we believe our strategy to reduce our operating expenses will allow us to support our operations in the short term, if our cost cutting efforts are not successful or if we continue to experience a decrease in sales of our products and services, we may not be able to continue as a going concern.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4.             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations resulted in net losses of approximately $86,000 and $994,000 for the three and nine months ended June 30, 2009, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

As of June 30, 2009, John M. Thornton, who is our Chairman of the Board and his spouse, Sally B. Thornton, who is also a member of our board of directors, beneficially owned 2,869,959 shares of common stock or approximately 17% of our outstanding common stock.  Our directors and executive officers as a whole, beneficially own 4,618,955 shares of common stock, or approximately 25% of our common stock.  John H. Harland Company beneficially owns 2,464,284 shares of common stock or approximately 14%, which includes 321,428 shares of common stock issuable upon exercise of warrants.  Laurus Funds may acquire up to 1,060,000 shares of our common stock upon exercise of its warrant or approximately 6% of our common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2008, the closing price of our common stock ranged from $0.16 to $0.55.  During the first nine months of fiscal 2009, the closing price our common stock price ranged from $0.05 to $0.35.

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

August 14, 2009	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello
President, Chief Executive Officer, and
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Furnished herewith