Form 10-K
period 2009-09-30
MITEK SYSTEMS INC
filed 2009-12-29
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 23, 2009 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $8,300,825.

There were 16,751,137 shares outstanding of the registrant's Common Stock as of December 23, 2009.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2009

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

In addition to those factors discussed under the heading "Risk Factors" in Part I, Item 1A of this report, and in Mitek's other public filings with the Securities and Exchange Commission, important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

•	adverse economic conditions;
•	general decreases in demand for Mitek products and services;
•	intense competition (including entry of new competitors), including among competitors with substantially greater resources than Mitek;
•	loss of key customers or contracts;
•	increased or adverse federal, state and local government regulation;
•	inadequate capital;
•	unexpected costs;
•	lower revenues and net income than forecast;
•	the risk of litigation and administrative proceedings;
•	higher than anticipated labor costs;
•	the possible fluctuation and volatility of operating results and financial condition;
•	adverse publicity and news coverage;
•	inability to carry out marketing and sales plans; and
•	loss of key employees and executives.

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

Our business develops and markets intelligent character recognition and document capture products and services deployed primarily in the financial services markets. Our technology is currently used to process checks by banks and is used in other markets for specialized applications.

During the past fiscal year, we have leveraged our technology and industry customer relationships to enter the rapidly growing market for smartphone mobile business applications. Branded “Oomph” for Office on My Phone, our new mobile applications use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.

We have developed and deployed a software application that allows users to remotely deposit a check using their smartphone camera. Additionally, we have developed and deployed a receipt archival application and a mobile document faxing application using our proprietary technology.

Products and Related Markets

Our product family consists of mobile applications and software development toolkits, or “SDKs.” During fiscal year ended September 30, 2009, we had one operating segment based on our product and service offerings that use our intelligent character recognition and document capture technology, commonly referred to as Image Analytics.

Document Image Processing and Image Analytics

Since 1992, we have developed and marketed intelligent character recognition products used to enable the automation of costly, labor-intensive business functions. Our proprietary software processes images of documents in many ways, including quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. These capabilities work on any scanned check, invoice or other financial document, as well as most types of other business forms including images captured on camera-equipped smartphones.

Our capabilities include:

•	Image repair and optimization;
•	Optical Character Recognition (“OCR”) and Intelligent Character Recognition (“ICR”);
•	Dynamic data finding on any document or check;
•	Distributed capture;
•	Courtesy Amount Recognition (“CAR”) and Legal Amount Recognition (“LAR”);
•	Image analysis of signatures; and
•	Mobile document capture.

OOMPH Mobile Document Capture Applications using IMagePROVETM

We have invented new pattern recognition algorithms that provide the ability to read and extract data from any digital photo of a document taken by a smartphone.

Dubbed IMagePROVE, our mobile document capture software is an advanced form of Image Analytics that converts any document photographed with a smartphone camera into a digital image that is equivalent in size, resolution and quality to documents scanned with traditional office copiers and fax machines.

Unlike their scanned counterparts, mobile images captured by smartphones are exposed to variable lighting conditions, various angles and focal distance. Raw photos of documents taken by a smart phone may be of an unknown size and resolution from the original document and are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable. IMagePROVE uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image.

Using IMagePROVE we have created OOMPH, a suite of business productivity applications specifically for camera-equipped smartphones including the iPhone and selected BlackBerry and Windows Mobile handsets. Our flagship application, Mobile Deposit®, is the first smartphone application to utilize Mitek’s image analytics and pattern recognition software to allow banks to accept check deposits via images of checks taken with camera-equipped smartphones. We began to recognize revenue related to Mobile Deposit in the third fiscal quarter of 2009.

Mobile Deposit is designed to enable a user to make a deposit by photographing the front and back of a check and submitting the item electronically to their bank from their smartphone. During fiscal 2009, we also launched Mobile Receipt and Mobile Phax. Mobile ReceiptTM is designed to convert the photo of a receipt taken with a smartphone into a high quality image and with a single touch, converts the data into a professional looking expense report. Mobile PhaxTM is designed to allow a user to take a photo of any letter sized document or page and send it as a portable document format (“PDF”) file to any email address or fax machine.

ImageNetTM, Intelligent Recognition Toolkits

Our Intelligent Recognition Toolkits are marketed under the brand ImageNetTM and include a suite of products that leverage our proprietary intelligent character recognition and data extraction software engines. The ImageNet suite of recognition toolkits includes the following products: Payments, Prep and ID, Data Capture, Fraud and Signature. These products are sold to original equipment manufacturers or "OEMs" such as Metavante Image Solutions, Harland Financial Solutions, a John Harland Company, SunGard, BancTec, J&B Software and Leap, Inc.

ImageNet products are designed to provide a high level of accuracy in remittance processing, proof of deposit and lock box processing applications. Our products are used to reduce manual labor by automatically extracting amounts and routing information from checks and distinguishing between common document types, such as personal and business checks, substitute checks (so-called IRDs, permitted by the Check 21 law), pre-authorized drafts and other document types specified by the customer.

ImageNet PaymentsTM allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as bank documents, such as checks, deposit slips, and remittance coupons. ImageNet Payments integrates technology components from the "CheckReader" product that we license from a vendor which is designed to specifically increase read rates of the currency and legal amounts of checks drawn on US and Canadian financial institutions.

ImageNet Prep & IDTM is a software toolkit that is designed to provide automatic form ID, form registration and form/template removal. We believe it significantly improves automatic data capture (ICR/OCR), forms processing, document imaging and storage performance. Image Net Prep & ID reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data. It repairs the characters that are left to allow better recognition, enhanced throughput, and higher accuracy rates.

ImageScoreTM is our Check 21 readiness solution for any financial institution that truncates or uses check images in an accounts receivables conversion environment. Integrated solution providers for financial institutions can also buy ImageScore to enhance their products. ImageScore is designed to quickly, accurately and comprehensively analyze check images to provide the usability and quality information needed to help financial institutions act in accordance with regulatory and industry mandates. As a result, institutions minimize their risk by increasing the integrity of check images they process, and they reduce costly manual processes associated with managing transactions from bad check images.

ImageNet Data CaptureTM is a software toolkit that captures data from many types of unstructured business documents. ImageNet Data Capture is used in challenging data capture applications where data must be found and extracted from documents that have no pre-determined format or layout, but share common data elements. ImageNet Data Capture is designed to locate this data on documents using contextual, positional, format and keyword specific information, even if it appears in a different location on each document. We have supplied ImageNet Data Capture as a stand alone application programming interface, or "API," to several OEMs in the document processing field.

ImageNet SignaturesTM is designed to locate, extract and verify signatures in any document. It encodes each target signature and compares it with encoded reference examples rather than comparing actual images. Mitek’s image analytics encode 60 characteristics of each signature which allows for accurate signature fraud detection.

Identity Validation and Check Fraud Detection Toolkits

Our FraudProtect™ Toolkit product is designed to detect check fraud and forgery using image analytics to uncover inconsistencies and alterations in checks as they are processed by banks. These products are sold to OEMs and system integrators and can detect forged or illegally modified checks.

Signature & Check Stock Verification API is fully automated and incorporates advanced imaging, image analysis and data extraction technologies that can help verify the authenticity of signatures on checks that pass through a bank, and analyzes paper stock for any indication that an item is a counterfeit.

Pre-authorized Draft, or "PAD," safe toolkit is the first toolkit of its kind using Mitek’s patented technology to detect fraudulent preauthorized drafts. It is designed to automatically identify PADs from checks, and then notify the user of potentially suspicious PADs. This product helps reduce the withdrawal of unauthorized funds due to fraudulent PAD transactions is reduced and often prevented.

Our PayeeFind™ product is designed to prevent payee-altered checks from clearing. As a result, PayeeFind™ can reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees. PayeeFind™ is designed to prevent this type of fraud before recovery becomes an issue.

Fraud Detection Solution

FraudProtect™ System is a comprehensive, automated software application designed to allow banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations.

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

Our research and development organization included eight software engineers, including four with advanced degrees, and four consultants as of September 30, 2009. We balance our engineering resources between development of ICR technology and applications development. All of our software engineers are involved in applications development, including ICR research and development of the Service Oriented Architecture compliant ImageNet API recognition engine suite, with solutions for Payments Prep & ID, Mobile Capture, Data Capture, Fraud Detection and Signatures, quality assurance, and customer services and support.

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

As of September 30, 2009, we have been awarded a total of six patents, one of which was awarded in 2009. Five of the patents generally cover System and Method for Check Fraud detection using Signature Validation, which we believe could provide us with a material competitive advantage. In addition, as of September 30, 2009, we had five patent applications on file.

We have 21 registered trademarks and we will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services primarily through our internal, direct sales organization. We contract the services of marketing companies to assist us with our marketing strategy during new product introduction and to provide us insight in marketing materials design. We employ a technically oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on OEMs, systems integrators and distributors and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to small and large financial institutions that are positioning themselves in the emerging mobile capture and remote data capture market. We currently maintain our sales and support office in California. In addition, we sell and support our products through foreign resellers. The sales process is supported with a broad range of marketing programs which include trade shows, direct marketing, public relations and advertising.

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

International sales accounted for approximately 15% and 35%, of our net sales for the fiscal years ended September 30, 2009 and 2008, respectively. International sales in fiscal year 2009 were made to customers in 14 countries including Australia, Canada, Finland, Greece, Japan, Spain and the United Kingdom. We sell our products in United States currency only. We recorded a significant portion (16%) of our revenues from one customer in fiscal year 2009. In fiscal year 2008, 31% of our net sales were to two customers.

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

Competition

Our OOMPH mobile products address a new market for the use of smartphone cameras and therefore face emerging competition primarily from start-up ventures. We believe our products are among the first smartphone solutions of their type, but we anticipate growing competition as the market matures.

The market for document image processing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from (i) customer developed solutions; (ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

It is also possible that we will face competition from participants new to the industry. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our market either independently or by acquiring or forming strategic alliances with our competitors or to otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

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

Employees and Labor Relations

As of September 30, 2009, we employed a total of 13 persons, all of which are employed on a full-time basis, consisting of two in sales and marketing, eight in research and development, product management and support and three in finance, administration and other capacities. We engaged various consultants in the area of research and development, product development and marketing during the fiscal year ended September 30, 2009. We have never had a work stoppage. None of our employees are represented by a labor organization, and we consider our relations with our employees to be good.

Available Information

Our Internet address is www.miteksystems.com. There we make available, free of charge, our annual report, quarterly reports, current reports and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. Our public filings may also be obtained from the SEC’s website at www.sec.gov. The information found on our website is not part of this or any other report we file with or furnish to the SEC.

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

The trading price of our shares of common stock and the tightening of the credit markets, disruption in the financial markets and global economic downturn experienced over the last several quarters could make it more difficult to obtain financing through the issuance of equity or debt securities. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

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

Our operations resulted in a net loss of approximately $1,322,000 and $749,000 for the years ended September 30, 2009 and 2008, respectively. In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability. We may not achieve sufficient revenue to achieve or maintain profitability. We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors. Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

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

In October 1997, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"). We adopted SOP 97-2, as amended by SOP No. 98-4, Deferral of the Effective Date of a Provision of SOP 97-2 ("SOP 98-4"), as of July 1, 1998. In December 1998, the AICPA issued SOP No. 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). We adopted SOP 98-9 on January 1, 2000. These standards address software revenue recognition matters primarily from a conceptual level and do not include specific implementation guidance. In addition, in December 1999, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides further guidance with regard to revenue recognition, presentation and disclosure. We adopted SAB 101 during the fourth quarter of fiscal 2000. In December 2003, the SEC issued SAB No. 104, Revenue Recognition ("SAB 104"), which superseded SAB 101. In June 2009, the Financial Accounting Standards Board (“FASB”) incorporated the forgoing revenue recognition standards into the FASB Accounting Standards Codification™ (“ASC”) within ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605). We believe that we are currently in compliance with ASC 985-605.

The accounting profession and the SEC continue to discuss certain provisions of ASC 985-605 with the objective of providing additional guidance on potential application of the standards and interpretations. These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in our current revenue accounting practices, which could cause us to recognize lower revenues and lead to a decrease in our stock price.

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

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel.  We do not have employment contracts with or "key person" life insurance policies on, any of our employees, including Mr. John M. Thornton, our Chairman, and Mr. James B. DeBello, our President, Chief Executive Officer and Chief Financial Officer.  Loss of services of key employees could have a material adverse effect on our operations and financial condition.  We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications.  The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

As of November 30, 2009, John M. Thornton, who is our Chairman of the Board and his spouse, Director Sally B. Thornton, beneficially owned 2,869,959 shares of common stock including stock options or approximately 17% of our outstanding common stock.  Our directors and executive officers as a whole, own approximately 16% of our outstanding common stock, or approximately 25% including outstanding options (vested and unvested) to acquire our common stock.  John H. Harland Company ("John Harland") has 2,142,856 shares or approximately 13% of our outstanding common stock.  John Harland also holds 321,428 warrants which may be exercised to acquire 321,428 shares of our common stock, thereby increasing the number of shares of common stock held by John Harland to 2,464,284 shares or approximately 14% of our outstanding common stock.  Laurus Funds may acquire up to 1,060,000 shares of our common stock upon exercise of its warrant or approximately 6% of our outstanding common stock.

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

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from $0.05 to $1.01.

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

Our principal executive office, as well as our research and development facility, is located in an office building in San Diego, California that we lease under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The lease on this facility, which included approximately 15,927 square feet of office space, commenced in December 2005 and expires in December 2012.  On February 1, 2009, the lease was amended to allow us to defer the payment of 50% of the basic rent due for the months of February through September 2009.  We will repay the deferred rent with interest at an annual rate of 6% in equal monthly installments payable on the first day of each calendar month commencing October 1, 2009 and continuing through March 1, 2010.  In addition, in connection with the amendment, we waived our right to exercise an early termination option.  The base monthly rent for our facility in fiscal 2009 under this lease was approximately $27,080.  The base monthly rent increases every twelve months by approximately 3%.  On September 13, 2009, the lease was amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet, which reduced our basic rent proportionately starting in December 2009.

Our facility is covered by adequate insurance and we believe the leased space is sufficient for our current and future needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter ended September 30, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol MITK.OB and the closing bid price of our common stock on December 23, 2009 was $0.70.  The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board.  The quotations for our common stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2009
Fourth Quarter	$1.01	$0.11
Third Quarter	0.35	0.10
Second Quarter	0.13	0.05
First Quarter	0.34	0.06

FISCAL YEAR ENDED SEPTEMBER 30, 2008
Fourth Quarter	$0.60	$0.15
Third Quarter	0.51	0.15
Second Quarter	0.40	0.25
First Quarter	0.60	0.31

Holders

As of November 30, 2009, there were 424 shareholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Repurchases

We did not repurchase any of our equity securities during the year ended September 30, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans.

The table below sets forth information as of September 30, 2009, with respect to compensation plans under which our common stock is authorized for issuance.  The figures related to the equity compensation plan approved by security holders relate to our 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan and 2006 Stock Option Plan.  We do not have any equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Security Holders	3,533,000	$0.56	396,811

Our 1996 Stock Option Plan, which provided for the purchase of up to 2,000,000 shares of our common stock through incentive and non-qualified stock options, terminated on October 30, 2006; however options granted under the plan that were outstanding at such date remained in effect until such options were exercised or expired.  As of September 30, 2009, no options were outstanding or available for grant under the 1996 Stock Option Plan.

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

In June 2009, the FASB issued ASC Topic 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), formerly known as SFAS No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in ASC 105-10.  All other accounting literature not included in the Codification is non-authoritative.  The adoption of ASC 105-10 did not have a material impact on our financial condition or results of operations.

RESULTS OF OPERATIONS

Net Sales

Net sales were approximately $3,619,000 and $5,229,000 for fiscal 2009 and 2008, respectively, a decrease of approximately $1,610,000, or 31%.  The decrease in net sales primarily relates to reduced sales of our core products due to, among other factors, the economic downturn, accelerating consolidation of financial institutions and the continued decline of check processing in the back office.

We recognized revenue from the sale of software licenses to John Harland of approximately $6,000 in fiscal 2009, compared to approximately $228,000 in fiscal 2008, a reduction of 97%.  Revenue recognized from professional services, including software maintenance, were approximately $60,000 and $58,000 in fiscal 2009 and 2008, respectively.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party which is discussed in Note 6 to our financial statements included in Item 8 of this report.

Cost of Sales

Cost of sales for fiscal year 2009 was approximately $669,000 compared to approximately $899,000 for fiscal year 2008, a decrease of approximately $230,000 or 26%.  The decrease is primarily due to decreased sales, partially offset by an increase in third-party license fees, which are included in cost of sales.  Stated as a percentage of net sales, cost of sales were 18% in fiscal 2009 compared to 17% in fiscal 2008.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving and facilities management.  In connection with the workforce reduction we implemented in January 2009, we eliminated our operations department.  Other costs previously included in that department were reallocated to the other departments.

Operations expenses decreased by approximately $65,000 or 68% to approximately $30,000 in fiscal 2009 from approximately $95,000 in fiscal 2008.  The decrease in expenses for the current fiscal year primarily relates to reduced personnel-related costs and reductions in other direct operating expenses due to the workforce reduction we implemented in January 2009.  Stated as a percentage of net sales, operations expenses were less than 1% in fiscal 2009 compared to 2% in fiscal 2008.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $857,000 and $1,469,000 for fiscal 2009 and 2008, respectively.  Stated as a percentage of net sales, selling and marketing expenses in fiscal years 2009 and 2008 were 24% and 28%, respectively.  The dollar decrease in the current fiscal year primarily relates to lower personnel costs due to the workforce reduction in January 2009, decreased commissions due to declining sales and to cost savings in outside services, travel expenses, website development and other promotional costs and stock-based compensation.

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

Research and development expenses for fiscal 2009 were approximately $1,901,000, compared to approximately $1,802,000 for fiscal 2008, an increase of approximately $99,000 or 5%.  The increase in the current fiscal period primarily relates to software development costs of approx $284,000, associated with our Mobile Capture software application, incurred subsequent to making the product available for general release to customers, and therefore expensed during the current period in accordance with FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased or Marketed.  These development costs were capitalized in the prior period.  The increase in the current period was partially offset by decreased personnel costs in connection with the workforce reduction we implemented in January 2009 and decreases in certain direct operating expenses, such as software licenses, materials and supplies, repairs and maintenance and recruitment costs in fiscal 2009.  Stated as a percentage of net sales, research and development expenses were 53% and 34% in fiscal years 2009 and 2008, respectively

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were  approximately $1,481,000 in fiscal 2009 compared to approximately $1,719,000 in fiscal 2008, a decrease of approximately $238,000 or 14%.  The decrease in the current fiscal year was primarily due to decreased personnel costs due to the workforce reduction implemented in January 2009, reduced bad debt expense and decreases in other direct operating expenses, including stock-based compensation, travel and charitable contributions, partially offset by increased legal fees and other outside services.  Stated as a percentage of net sales, general and administrative expenses were 41% and 33% in fiscal 2009 and 2008, respectively.

Interest and Other Income (Expense)

Interest income decreased by approximately $4,000 or 44% to approximately $5,000 in fiscal 2009 compared to approximately $9,000 in fiscal 2008 due to lower average cash balances.  We recorded interest expense of approximately $4,000 in fiscal 2009 compared to a negligible amount of interest expense in fiscal 2008.  In fiscal 2009, we recorded a loss on the disposal of fixed assets of approximately $2,000.  There was no such loss in fiscal 2008.

Income Taxes

For the fiscal 2009 and 2008, we recorded tax provisions of approximately $1,800 and $2,800, respectively, for income taxes which was primarily state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2009, we had approximately $674,000 in cash and cash equivalents compared to approximately $1,300,000 on September 30, 2008, a decrease of approximately $626,000 or 48%.  The decrease in cash was primarily due to the loss for the year, largely due to decreased revenue, partially offset by decreased capital invested in software development and lower accounts receivable balances at the end of September 2009.  The balance of accounts receivable at the end of fiscal 2009 was approximately $361,000, a decrease of approximately $552,000 from the September 30, 2008 balance of approximately $913,000.  The decrease in accounts receivable was primarily due to reduced sales, better collection efforts and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $701,000 and $676,000 at September 30, 2009 and 2008, respectively, an increase of approximately $25,000 or 4%.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well those recognized as income over the contract term, will continue to increase.

We financed our cash needs during the twelve months ended September 30, 2009 and for the same period in fiscal 2008 primarily from collections of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the twelve months ended September 30, 2009 was approximately $553,000 compared to approximately $399,000 during the twelve months ended September 30, 2008, an increase of approximately $154,000 or 39%.  The primary uses of cash from operating activities during the current fiscal year included the net loss of approximately $1,322,000, decreases in accounts receivable of approximately $576,000, accrued payroll and related taxes of approximately $83,000 and accounts payable of approximately $48,000, partially offset by an increase in other accrued liabilities of approximately $138,000.  Net cash used in operating activities in fiscal 2009 also included non-cash stock-based compensation of approximately $116,000, amortization of software development costs of approximately $46,000 and depreciation and amortization of fixed assets of approximately $38,000.

Net cash used in investing activities during the twelve months ended September 30, 2009 was approximately $73,000, compared to approximately $397,000 during fiscal 2008, a decrease of approximately $324,000 or 82%.  The decrease in cash used in investing activities in the current period is primarily due to a  decrease of approximately $284,000 in software development costs related to our Mobile Capture software application, which costs we ceased capitalizing when we completed our first production general release in November 2008, and a decrease of approximately $40,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

We had negative working capital of approximately $280,000 and a current ratio of 0.80 at September 30, 2009, compared to working capital of approximately $919,000 and a current ratio 1.66 at September 30, 2008.  On September 30, 2009, our total liability to equity ratio was 11.73 to 1 compared to 1.09 to 1 on September 30, 2008.  We have experienced a significant decline in working capital over the last fiscal year.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

On January 9, 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sell our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations.

On December 10, 2009, we sold: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 334,167 shares of our common stock with an exercise price of $0.91 per share.  The debentures are convertible into shares of our common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The transaction resulted in net proceeds to us of approximately $930,000, excluding transactions costs and expenses.

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements through September 30, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels.  If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations.  Any of these actions could harm our business, results of operations and future prospects.  To guard against this risk, we intend to seek debt, equity or equity-based financing, as we recently did in December 2009.  We can give no assurance that we will be able to obtain additional financing on favorable terms or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.  If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The possible effect on our financial statements of new accounting pronouncements that have been issued for future implementation is discussed in Note 1 to our audited financial statements included in this report.

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

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has negative working capital and has incurred recurring operating losses and negative cash flows from operations.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/Mayer Hoffman McCann P.C.
San Diego, California
December 29, 2009

MITEK SYSTEMS, INC
BALANCE SHEET

	September 30,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$674,115	$1,300,281
Accounts receivable including related party of $10,003 and $4,591,	360,817	912,831
respectively, net of allowance of $24,268 and $47,877, respectively
Deferred maintenance fees	60,683	-
Inventory, prepaid expenses and other current assets	49,910	100,000
Total current assets	1,145,525	2,313,112

PROPERTY AND EQUIPMENT-net	60,367	91,066
SOFTWARE DEVELOPMENT COSTS-net	365,753	347,738
DEPOSIT	29,465	29,465

TOTAL ASSETS	$1,601,110	$2,781,381

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$356,305	$403,925
Accrued payroll and related taxes	206,197	289,300
Deferred revenue	700,714	676,085
Deferred rent, current	118,732	-
Other accrued liabilities	44,023	24,712
Total current liabilities	1,425,971	1,394,022

Deferred rent, non-current	49,374	55,745
TOTAL LIABILITIES	1,475,345	1,449,767

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value; 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized,
16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	14,920,999	14,804,884
Accumulated deficit	(14,811,985)	(13,490,021)
Total stockholders' equity	125,765	1,331,614

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,601,110	$2,781,381

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2009	2008

SALES
Software including sales to a related party of $6,237 and $227,812	$1,692,707	$3,396,054
for the years ended September 30, 2009 and 2008, respectively

Maintenance and professional services including sales to a related party	1,925,908	1,833,394
of $60,385 and $56,792 for the years ended September 30, 2009 and 2008, respectively
	3,618,615	5,229,448

COSTS AND EXPENSES:
Cost of sales-software	438,385	729,818
Cost of sales-maintenance and professional services	230,972	168,879
Operations	29,840	94,852
Selling and marketing	857,088	1,469,103
Research and development	1,901,327	1,801,633
General and administrative	1,480,666	1,719,463
Total costs and expenses	4,938,278	5,983,748

OPERATING LOSS	(1,319,663)	(754,300)

OTHER INCOME (EXPENSE):
Interest and other expense	(5,572)	(294)
Interest income	5,071	8,630
Total other income (expense) - net	(501)	8,336

LOSS BEFORE INCOME TAXES	(1,320,164)	(745,964)

PROVISION FOR INCOME TAXES	(1,800)	(2,800)

NET LOSS	$(1,321,964)	$(748,764)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.08)	$(0.04)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(1,321,964)	$(748,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	116,115	221,990
Depreciation and amortization	83,631	36,084
Loss on disposal of property and equipment	1,767	-
Provision for bad debts	(23,609)	26,900
Changes in assets and liabilities:
Accounts receivable	575,623	(397,722)
Deferred maintenance fees	(60,683)	-
Inventory, prepaid expenses, and other assets	50,090	(524)
Accounts payable	(47,620)	283,406
Accrued payroll and related taxes	(83,103)	40,264
Deferred revenue	24,629	135,075
Other accrued liabilities	19,311	(6,798)
Deferred rent	112,361	11,149
Net cash used in operating activities	(553,452)	(398,940)

INVESTING ACTIVITIES
Investment in software development costs	(63,734)	(347,738)
Purchases of property and equipment	(9,050)	(49,323)
Proceeds from sale of property and equipment	70	-
Net cash used in investing activities	(72,714)	(397,061)

FINANCING ACTIVITIES
Net cash provided by financing activities	-	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(626,166)	(796,001)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,300,281	2,096,282

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$674,115	$1,300,281

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest	$3,724	$243
Cash paid for income taxes	$1,800	$2,800

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2009 and 2008

	Common Stock		Additional		Total
	Outstanding	Common	Paid-In	Accumulated	Stockholders
	(Shares)	Stock	Capital	Deficit	Equity

Balance, September 30, 2007	16,751,137	$16,751	$14,582,894	$(12,741,257)	$1,858,388

Stock-based compensation expense			221,990		221,990
Net loss				(748,764)	(748,764)

Balance, September 30, 2008	16,751,137	16,751	14,804,884	(13,490,021)	1,331,614

Stock-based compensation expense			116,115		116,115
Net loss				(1,321,964)	(1,321,964)

Balance, September 30, 2009	16,751,137	$16,751	$14,920,999	$(14,811,985)	$125,765

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2009 AND 2008

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the "Company") primarily develops and markets intelligent character recognition and document capture products and services.  The Company’s technology is currently used to process checks by banks and is used in other markets for specialized applications.

During the past fiscal year, the Company has leveraged its technology and industry customer relationships to enter the rapidly growing market for smartphone mobile business applications.  Branded “OOMPH” for Office on My Phone, the Company’s new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.

The Company has developed and deployed a software application that allows users to remotely deposit a check using their smartphone camera.  Additionally, the Company has developed and deployed a receipt archival application and a mobile document faxing application using its proprietary technology.

Basis of Accounting

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), in accordance with accounting principles generally accepted in the United States of America.

Going Concern

The Company incurred net losses of approximately $1,322,000 and $749,000 for the years ended September 30, 2009 and 2008, respectively, and has an accumulated deficit of approximately $14,800,000 as of September 30, 2009.  In addition, the Company had negative working capital of approximately $280,000 at the end of fiscal 2009, compared to working capital of approximately $919,000 at the end of fiscal 2008.  Cash used for operations increased from approximately $399,000 in 2008 to $553,000 in 2009.  Cash used in investing activities during the twelve months ended September 30, 2009 was approximately $73,000, compared to approximately $397,000 in the same period in fiscal 2008.  The Company has a cash balance of approximately $674,000 as of September 30, 2009.

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

On December 10, 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1.0 million the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 334,167 shares of the Company’s common stock with an exercise price of $0.91 per share.  The debentures are convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in net proceeds to the Company of approximately $930,000, excluding transactions costs and expenses.  The notes are due and payable on December 31, 2011.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements through September 30, 2010 without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company may need to raise significant additional funds to continue its operations.  In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.

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

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), are met.  If the requirements of ASC 985-605, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific evidence about the fair value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved.  Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements.  Vendor specific objective evidence, or VSOE, of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers.  In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration.  Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  Revenue from post-contract customer support is recognized ratably over the term of the contract.  Revenue from professional services is recognized when such services are delivered and accepted by the customer.  When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project as those milestone objectives are deemed to be substantive in relationship to the work performed.  Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460.

Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not incurred significant obligations under customer indemnification or warranty provisions historically and does not expect to incur significant obligations in the future.  Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Deferred Revenue

Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, with revenue recognized ratably over the billing coverage period.  For certain other licensing arrangements revenue attributable to undelivered elements, including post contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), formerly SFAS No. 123 (R), Share-Based Payments.  The Company estimates the fair value of stock options using the Black-Scholes option pricing model.  The fair value of stock options granted is recognized as expense over the requisite service period.  Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the Company's stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $18,000 and $7,000 during the years ended September 30, 2009, and 2008, respectively.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less.  A substantial portion of the Company’s cash is deposited with two financial institutions.  The Company monitors the financial condition of these financial institutions and it does not believe that funds on deposit are subject to a significant degree of risk.  On May 20, 2009, in response to the crisis in the banking industry, the FDIC extended the increased basic deposit insurance limit of $250,000 per depositor through December 31, 2013, at which time the limit will return to $100,000.  Any financial problems with the financial institutions in which the Company deposits its funds may impact the Company’s cash balances.

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

Property and Equipment

Property and equipment are carried at cost.  Following is a summary of property and equipment as of September 30, 2009:

Property and equipment - at cost:
Equipment	$642,158
Furniture and fixtures	143,701
Leasehold improvements	49,300
835,159

Less: accumulated depreciation and amortization	(774,792)
Total property and equipment, net	$60,367

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years.  Leasehold improvements are amortized over the shorter of the life of the lease or seven years.  Depreciation and amortization of property and equipment totaled approximately $38,000 and $36,000 for the years ended September 30, 2009 and 2008, respectively.  Expenditures for repairs and maintenance are charged to operations.  Total repairs and maintenance expenses were approximately $9,000 and $64, 000 for the years ended September 30, 2009 and 2008, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets including license agreements and other intangible assets when events and circumstances indicate that these assets may be impaired or whether any revision to the related amortization periods should be made.  This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or asset.  If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.  The Company did not record any impairment for the years ended September 30, 2009 and 2008.

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

Costs of internally developed software are expensed until the technological feasibility of the software product has been established.  Thereafter, software development costs, to the extent that management expects such costs to be recoverable against future revenues, are capitalized until the product's general availability to customers in accordance with FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20").

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by ASC 985-20, requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  The Company completed its first production general release of ImageNet Mobile DepositTM on October 31, 2008, and entered into an agreement with a major financial institution on November 4, 2008 to conduct a performance evaluation of the product.  In accordance with ASC 985-20, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile DepositTM, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  In the fiscal year ended September 30, 2009, the Company recorded approximately $46,000 in amortization of software development costs.  No amortization of software development costs were recorded in the fiscal year ended September 30, 2008.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740").  Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets.  The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.  See Note 4.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share ("ASC 260").  Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive.  For fiscal 2009 and 2008 the Company had outstanding stock options to acquire 3,533,000 and 3,740,158 shares of the Company’s common stock, respectively, which were excluded from this calculation, as they would have been antidilutive.  In addition, warrants held by Laurus Master Fund to acquire 1,060,000 shares of the Company’s common stock and warrants held by John Harland Company to acquire 321,428 shares of the Company’s common stock were excluded from this calculation in fiscal 2009 and fiscal 2008, as they would reduce net loss per share.

Segment Reporting

FASB ASC Topic 280, Segment Reporting (“ASC 280”), requires the use of a management approach in identifying segments of an enterprise.  Management has determined that the Company operates in only one segment, document image processing and image analytics.

Comprehensive Income (Loss)

There are no differences between net income and comprehensive income and, accordingly, no amounts have been reflected in the accompanying financial statements and a statement of comprehensive loss is not presented.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC Topic 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), formerly known as SFAS No. 168,  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.  All existing accounting standards are superseded as described in ASC 105-10.  All other accounting literature not included in the Codification is non-authoritative.  The adoption of ASC 105-10 did not have a material impact on the Company’s financial condition or results of operations.

Effective October 1, 2008, the Company adopted the guidance in FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements.  ASC 820 clarifies that fair value is an exit price, representing the amount that would be received pursuant to the sale of an asset or paid pursuant to the transfer a liability in an orderly transaction between market participants.  It also requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best information available.  Assumptions include the risks inherent in a particular valuation technique (such as a pricing model) and/or the risks inherent in the inputs to the model.  The adoption of this guidance did not have a significant impact on the Company’s financial statements.

In February 2007, the FASB issued ASC Topic 825, Financial Instruments (“ASC 825”), which permits an entity to choose to measure many financial instruments and certain other items at fair value.  The fair value option established by ASC 825 permits all entities to choose to measure eligible items at fair value at specified election dates.  Under ASC 825, the Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments.  This statement became effective for the Company October 1, 2008; however, the Company did not elect the fair value option for any of its financial assets or financial liabilities.

In June 2008, the FASB ratified a section of ASC Topic 815, Derivatives and Hedging (“ASC 815-40”).  ASC 815-40 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  ASC 815-40 is effective for fiscal years beginning after December 15, 2008.  The Company is in process of determining what the impact of adoption of ASC 815-40 will have on the Company’s financial position, results of operations or cash flows.

On April 1, 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”).  ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that should be made about events or transactions that occur after the balance sheet date.  In preparing these financial statements, the Company evaluated the events and transactions that occurred from September 30, 2009 through the date these financial statements were issued.

On April 1, 2009, the FASB issued ASC Topic 805, Business Combinations (“ASC 805), which amends the guidance for  business combinations, to: (i) require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated; (ii) eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date; and (iii) require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value.  ASC 805 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of this pronouncement will have on its financial statements.

Effective June 30, 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities.  They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC 820, provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC Topic 320, Investments – Debt and Equity Securities (“ASC 320”), changes accounting requirements for other-than-temporary-impairment for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis.  The third accounting update, as codified in ASC 825, increases the frequency of fair value disclosures.  These updates were effective for fiscal years and interim periods ended after June 15, 2009.  The adoption of these accounting updates did not have any impact on the Company’s financial statements.

In June 2009, the FASB issued ASC Topic 810, Consolidation (“ASC 810”), which amends the consolidation guidance related to variable interest entities including removing the scope exemption for qualifying special-purpose entities.  This statement is effective as of the first fiscal year that begins after November 15, 2009 with early adoption prohibited.  The Company does not anticipate the adoption of ASC 810 to have a material effect on its financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during our first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  We are currently evaluating this authoritative guidance to determine any potential impact that it may have on our financial results.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends ASC Topic 985, “Software.”  ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not anticipate the adoption of this guidance will have a material impact on the financial statements.

2.	INVENTORIES, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2009:

Inventories	$4,075
Prepaid insurance	22,029
Prepaid expenses	23,806
$49,910

3.	STOCKHOLDERS’ EQUITY

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.  As of September 30, 2009, the Company had warrants to purchase 1,381,428 shares of its common stock outstanding with exercise prices ranging from $0.70 to $0.92 per share, subject to adjustment per the terms of the agreements.  These warrants expire from June 2011 to May 2012.

Included in the warrants discussed above, the Company entered into a warrant agreement with John H. Harland Company (“John Harland”), a related party, pursuant to which the Company granted to John Harland the right to purchase 321,428 shares of the Company’s common stock at exercise prices ranging of $0.70 per share, subject to adjustment per the terms of the agreement.  These warrants expire from February 2012 to May 2012.

Stock-based Compensation

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rates for the twelve months ended September 30, 2009 of approximately 17% for grants to all employees were based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants for the twelve month period ended September 30, 2009 was 1.8 years on grants to directors and 6.0 years on grants to employees.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the twelve month period ended September 30, 2009.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

  The fair value calculations for stock-based compensation awards to employees for the twelve month period ended September 30, 2009 and 2008 were based on the following assumptions:

	Twelve Months Ended
	September 30,
	2009	2008

Risk-free interest rate	0.44% - 2.46%	1.74% - 3.67%
Expected life (years)	5.3	5.4
Expected volatility	192%	98%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the twelve month period ended September 30, 2009 and 2008 which was allocated as follows:

	Twelve Months Ended
	September 30,
	2009	2008
Research and development	$33,974	$36,779
Sales and marketing	13,424	45,783
General and administrative	68,717	139,428
Stock-based compensation expense related to employee stock options included in operating expenses	$116,115	$221,990

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at September 30, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,625,973	0.39	5.09	$980,641
Unvested	907,027	0.17	9.02	706,789
Total	3,533,000	0.34	6.10	$1,687,430

As of September 30, 2009, the Company had $149,251 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.

A summary of option activity under the Company's stock equity plans during the twelve months ended September 30, 2009 and 2008, as follows:
			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Oustanding, September 30, 2007	2,510,879	$0.96	6.39

Granted:
Board of Directors	175,000	$0.37	2.18
Executive Officers	600,000	$0.35	9.18
Employees	762,000	$0.35	8.95
Cancelled	(307,721)	$1.05	5.63

Oustanding, September 30, 2008	3,740,158	$0.71	6.52

Granted:
Board of Directors	150,000	$0.09	2.41
Executive Officers	249,000	$0.09	9.41
Employees	540,000	$0.13	9.40
Cancelled	(1,146,158)	$0.67	6.14

Oustanding, September 30, 2009	3,533,000	$0.56	6.10

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2009:

	Number of	Weighted		Number of	Weighted	Number of
	Shares	Average		Shares	Average	Shares
	Subject to	Remaining	Weighted	Subject to	Exercise Price of	Subject to
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.69	2,300,500	6.92	$0.29	1,431,959	$0.35	868,541
$0.70 - $0.92	461,000	4.81	$0.78	422,514	$0.79	38,486
$1.06 - $1.68	725,000	4.57	$1.11	725,000	$1.11	-
$2.13 - $2.68	38,500	2.40	$2.28	38,500	$2.28	-
$3.25 to $12.37	8,000	0.63	$7.21	8,000	$7.21	-
	3,533,000	6.10	$0.56	2,625,973	$0.68	907,027

The per-share weighted average fair value of options granted during the twelve months ended September 30, 2009 was $0.11.

Stock Option Plans

The Company currently has four stock option plans that allow the Company to grant options to purchase common stock to the Company's directors, executive officers and key individuals who make, or are expected to make, significant contributions to the Company.  Under the terms of each of the Company's stock option plans, the exercise price of options granted to persons owning more than 10% of the total combined voting power of the Company's stock is not to be less than 110% of the fair market value of the Company's common stock as determined on the date of the grant of the options.

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

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  The 1999 Plan terminated on June 10, 2009; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expire.  As of September 30, 2009, options to purchase 724,750 shares of the Company's common stock were outstanding and no options were available for grant under the 1999 Plan.

The 2000 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2009, options to purchase 633,200 shares of the Company's common stock were outstanding and options to purchase up to 204,916 shares of the Company's common stock were available for grant under the 2000 Plan.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2009, options to purchase 907,150 shares of the Company's common stock were outstanding and options to purchase up to 59,795 shares of the Company's common stock were available for grant under the 2002 Plan.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2008, options to purchase 867,900 shares of the Company's common stock were outstanding and options to purchase up to 132,100 shares of the Company's common stock were available for grant under the 2006 Plan.

The Company’s 1996 Stock Option Plan, which provided for the purchase of up to 2,000,000 shares of the Company’s common stock through incentive and non-qualified stock options, terminated on October 30, 2006; however options granted under the plan that were outstanding at such date remained in effect until such options were exercised or expired.  As of September 30, 2009, no options were outstanding or available for grant under the 1996 Stock Option Plan.

4.	INCOME TAXES

On October 1, 2007, the Company adopted the provisions of FASB ASC Topic 740, Income Taxes (“ASC 740”), formerly FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Further, ASC 740 gives guidance regarding the recognition of a tax position based on a "more likely than not" recognition threshold; that is, evaluating whether the position is more likely than not of being sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position.  The adoption of ASC 740 did not impact the Company's financial condition, results of operations or cash flows.

The following table summarizes the activity related to our unrecognized tax benefits:

Balance at September 30, 2008	None
Increases related to current year tax posistions	None
Expiration of statue of limitation of the assessment of taxes	None
Other	None
Balance at September 30, 2009	None

For the years ended September 30, 2009 and 2008 the provisions for income taxes were as follows:

	2009	2008

Federal - current	$-	$-
State - current	1,800	2,800
Total	$1,800	$2,800

Under ASC 740, deferred income tax liabilities and assets reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax liabilities and assets as of September 30, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets (liabilities):
Reserves not currently deductible	$10,000	$18,000
Book depreciation and amortization in excess of tax	2,000	2,000
Stock based compensation	223,000	177,000
Research credit carryforwards	44,000	44,000
AMT credit carryforwards	69,000	69,000
Net operating loss carryforwards	5,777,000	5,600,000
Capitalized research and development costs	865,000	551,000
Uniform capitalization	1,000	1,000
Other	245,000	259,000
Total deferred assets	7,236,000	6,721,000
Valuation allowance for net deferred tax assets	(7,236,000)	(6,721,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2009 and 2008 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended September 30, 2009 was an increase of approximately $515,000.  The net change in the total valuation allowance for the year ended September 30, 2008 was a decrease of approximately $248,000.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2009, the Company has available net operating loss carryforwards of approximately $15,500,000 for federal income tax purposes, which will start to expire in 2018.  The net operating loss carryforwards for state purposes are approximately $8,700,000.  As of September 30, 2009, the Company has available federal research and development credit carryforwards of approximately $44,000 and alternative minimum tax credit carryforwards of approximately $69,000.  The research and development credits will start to expire in 2023.  As of September 30, 2009, the Company has available California research and development credit carryforwards of approximately $22,000.  The state research and development credits have no expiration date.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30:

	2009	2008
Amount computed using statutory rate	$(443,000)	$(260,000)
Net change in valuation allowance for net deferred tax assets	514,000	248,000
Non-deductible items	4,000	8,000
Expired credit	-	33,000
Other	-	29,000
State income tax	(73,200)	(55,200)
Provision for income taxes	$1,800	$2,800

5.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company is at times subject to various legal proceedings.  Management is not aware of any legal proceedings or claims that it believes may have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve matching contributions by the Company.  During fiscal 2009 and 2008, the Board of Directors did not approve any Company matching contributions to the plan.

Leases

The Company’s principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The lease on this facility, which included approximately 15,927 square feet of office space, commenced in December 2005 and expires in December 2012.  On February 1, 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company will repay the deferred rent with interest at an annual rate of 6% in equal monthly installments payable on the first day of each calendar month commencing October 1, 2009 and continuing through March 1, 2010.  In addition, in connection with the amendment, the Company waived its right to exercise an early termination option.  The base monthly rent for the facility in fiscal 2009 under this lease was approximately $27,080.  The base monthly rent increases every twelve months by approximately 3%.  On September 13, 2009, the lease was amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet, which reduced the Company’s basic rent proportionately starting in December 2009.

The facility is covered by insurance and the Company believes the leased space is sufficient for its current and future needs.

Future annual minimum rental payments payable under the lease are as follows:

Year ending September 30:
2010	$414,385
2011	304,697
2012	313,220
2013	52,559
Thereafter	-
Total	$1,084,861

Rent expense for operating leases for the years ended September 30, 2009 and 2008 totaled $324,114 and $324,911, respectively.

6.	RELATED PARTY TRANSACTIONS

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

The following table summarizes revenue realized from John Harland during the twelve months ended September 30, 2009 and 2008:

	Twelve Months Ended September 30,
	2009	2008
Revenue
Software licenses	$6,237	$227,812
Maintenance and professional services	60,385	56,792
Total Revenue	$66,622	$284,604

At September 30, 2009, there was an outstanding accounts receivable balance of approximately $10,000 due from John Harland, compared to a balance of approximately $5,000 at September 30, 2008.

7.	PRODUCT REVENUES AND SALES CONCENTRATIONS

Product Revenues

During the twelve months ended September 30, 2009 and 2008, the Company's revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Twelve Months Ended September 30,
	2009	2008
Revenue
Software licenses	$1,692,707	$3,396,054
Maintenance and professional services	1,925,908	1,833,394
Total Revenue	$3,618,615	$5,229,448

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.

For the twelve months ended September 30, 2009 and 2008, the Company had the following sales concentrations:

	2009	2008
Customers to which sales were in excess of 10% of total sales:
Number of customers	1	2
Aggregate percentage of sales	15.5%	31.0%

Sales to customers in excess of 10% of total sales were approximately $561,000 and $1,622,000 for the twelve months ended September 30, 2009 and 2008.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $1,000 as of September 30, 2009, compared to $402,000 as of September 30, 2008.

International sales accounted for approximately 15% and 35%, of the Company’s net sales for the fiscal years ended September 30, 2009 and 2008, respectively.  International sales in fiscal 2009 were made to customers in 14 countries including Australia, Canada, Finland, Greece, Japan, Spain and the United Kingdom.  The Company sells its products in United States currency only.  The Company recorded a significant portion (16%) of its revenues from one customer in fiscal 2009.  In fiscal 2008, 31% of net sales were to two customers.

8.	SUBSEQUENT EVENTS

On December 10, 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1.0 million the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 334,167 shares of the Company’s common stock with an exercise price of $0.91 per share.  The debentures are convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in net proceeds to the Company of approximately $930,000, excluding transactions costs and expenses.

The following summarizes the terms of the debentures we issued:

Term:	Due and payable on December 10, 2011.

Interest:
Interest is payable in cash or stock at the rate of 5% on each conversion date (as to the principal amount being converted), on each early redemption date (as to the principal amount being redeemed) and on the maturity date.

Principal Payment:	The principal amount, if not paid earlier, is due and payable on December 10, 2011.

Early Redemption:
The Company has the right to redeem all or a portion of the debenture before maturity by payment in cash of the outstanding principal amount plus accrued and unpaid interest being redeemed.  The payment of the debenture would occur on the 10th trading day following the date the Company gave the holder notice of its intent to redeem the debenture.  The Company agreed to honor any notices of conversion that it receives from the holder before the date the Company pays off the debenture.

Voluntary Conversion:	The debentures are convertible at anytime at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.

Forced Conversion:
The Company has the right to force conversion of the debentures if (i) the closing price of its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period or (ii) the average daily trading volume for its common stock exceeds 100,000 shares per trading day for 20 trading days out of a consecutive 30 trading day period and the closing price of its common stock exceeds 100% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.

Covenants:	The debentures impose certain covenants on the Company including restrictions against paying cash dividends or distributions on shares of its outstanding common stock.

Security Interest:	The debentures are secured by all of the Company’s assets under the terms of a security agreement it entered into with the investors dated December 10, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of the year ended September 30, 2009.

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

The Company’s management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company’s management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2009.

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

Changes in Internal Control over Financial Reporting

On January 13, 2009, Tesfaye Hailemichael, the Company’s Chief Financial Officer, Vice President, Treasurer and Secretary, tendered his resignation to pursue other interests, effective January 14, 2009 and the Company’s Board of Directors appointed James B. DeBello, the Company’s President and Chief Executive Officer, as Chief Financial Officer and Secretary.  Mr. DeBello also continues his current responsibilities as President and Chief Executive Officer.

Other than the aforementioned change, the Company has not made any changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the fiscal year ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Position

John M. Thornton	77	Chairman of the Board

James B. DeBello	51	Chief Executive Officer, Chief Financial Officer and Director

Tesfaye Hailemichael (1)	60	Chief Financial Officer

Michael W. Bealmear (2) (3) (4)	62	Director

Vinton P. Cunningham (3)	73	Director

Gerald I. Farmer, Ph. D. (2) (3) (4)	75	Director

Sally B. Thornton	75	Director

William P. Tudor (2)	64	Director

(1)      On January 13, 2009, Tesfaye Hailemichael tendered his resignation from all offices with the Company to pursue other interests, effective January 14, 2009.
(2)      Member of the Compensation Committee of the Board of Directors
(3)      Member of the Audit Committee of the Board of Directors
(4)      Member of the Nominating & Corporate Governance Committee of the Board of Directors

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

James B. DeBello.  Mr. DeBello has been a director of Mitek since November 1994.  He has been President and Chief Executive Officer of Mitek since May 2003.  In January 2009, Mr. DeBello was named Mitek’s Chief Financial Officer and Secretary, in addition to his other positions.  Prior to joining Mitek Systems, he was Chief Executive Officer of AsiaCorp Communications, Inc., a wireless data infrastructure and software company, from July 2001 to May 2003.  He was Venture Chief Executive Officer for IdeaEdge Ventures, Inc., a venture capital company, from June 2000 to June 2001.  From May 1999 to May 2000 he was President, Chief Operating Officer and a member of the Board of Directors of CollegeClub.com, an Internet company.  From November 1998 to April 1999 he was Chief Operating Officer of WirelessKnowledge, Inc., a joint venture company formed between Microsoft and Qualcomm, Inc.  Before that, from November 1996 to November 1998, Mr. DeBello held positions as Vice President, Assistant General Manager and General Manager of Qualcomm, Inc.'s Eudora Internet Software Division, and Vice President of Product Management of Qualcomm, Inc.'s Subscriber Equipment Division.  Mr. DeBello holds a B.A., magna cum laude and MBA from Harvard Business School and was a Rotary Scholar at the University of Singapore where he studied economics and Chinese.

Tesfaye Hailemichael.  Mr. Hailemichael joined Mitek in May 2005, serving as Chief Financial Officer until his resignation in January 2009.  Prior to joining Mitek, he served as Chief Financial Officer at Maxwell Technologies from 2003 to 2005.  Prior to that, he served as Chief Financial Officer at Raidtec Ltd. from 2001 to 2003.  Prior to that, he served as Executive Vice President and Director of Transnational Computer Technology, Inc. from 1998 to 2001.  Mr. Hailemichael served as Vice President of Finance and Chief Financial Officer of Dothill Systems, Inc. from 1990 to 1998.

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

William P. Tudor.  Mr. Tudor has been a director of Mitek since September 2004.  He is President of International Learning Corporation.  Prior to that, he was Executive Vice President of Scantron Corporation from July 2002 to July 2005.  He was Chief Executive Officer of EdVision from June 1990 to July 2002.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and greater than 10% stockholders are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms, 3, 4, and 5 and amendments thereto furnished to us, we are not aware of any director, officer or beneficial owner of 10% of our common stock that failed to file on a timely basis as disclosed on the above forms, reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during fiscal year 2009.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes compensation paid to or earned by each of our named executive officers:

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Total Compensation ($)

James B. DeBello	2009	$318,683	—	$47,890	$366,573
President, CEO and CFO	2008	$333,497	—	$70,325	$403,822

Tesfaye Hailemichael	2009	$43,960	—	—	$43,960
	2008	$186,915	—	$27,483	$214,398

(1)           Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718.  Please see "NOTE 3. ACCOUNTING FOR STOCK BASED COMPENSATION," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

(2)           On January 13, 2009, Tesfaye Hailemichael tendered his resignation from all offices with the Company to pursue other interests, effective January 14, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the September 30, 2009.  The only outstanding equity awards are stock options.  All options we granted to our named executive officers during our fiscal year ended September 30, 2009, vest monthly over a three-year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James B. DeBello	400,000	-	-	$1.06	05/19/13
	400,000	-	-	$0.50	11/17/14
	100,000	-	-	$0.80	10/19/15
	100,000	-	-	$0.82	11/18/15
	150,000	-	-	$1.10	07/10/16
	275,000	175,000	-	$0.35	12/04/17
	48,412	200,588	-	$0.09	02/25/19
Tesfaye Hailemichael	-	-	-	-	-

Option Exercises and Stock Vested at Fiscal Year End

During the fiscal year ended September 30, 2009, no stock options were exercised by any named executive officer.

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

As of September 30, 2009, the value of the unvested, in-the-money options of our named executive officers that would accelerate upon a change of control, based on the difference between the closing bid price on the last trading day of the year of $0.98 per share and the exercise price of the respective options, was as follows:

Name	Option Value as of September 30, 2009
James B. DeBello	$288,773
Tesfaye Hailemichael	-

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

The following table provides director compensation information for the year ended September 30, 2009.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total Compensation ($)
John M. Thornton(2)	$12,960	$2,073	$-	$15,033
Michael W. Bealmear(2)	$8,500	$2,073	$-	$10,573
Vinton P. Cunningham(2)	$8,000	$2,073	$-	$10,073
Gerald I. Farmer(2)	$9,000	$2,073	$-	$11,073
Sally B. Thornton(2)	$6,000	$2,073	$-	$8,073
William P. Tudor(2)	$7,000	$2,073	$-	$9,073

(1)
Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718.  Please see "NOTE 3. ACCOUNTING FOR STOCK BASED COMPENSATION," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

(2)	The outstanding equity awards held by each of our directors as of September 30, 2009 are as follows:
John M. Thornton, 90,000 shares;
Michael W. Bealmear, 65,000 shares;
Vinton P. Cunningham, 65,000 shares;
Gerald I. Farmer, 65,000 shares;
Sally B. Thornton, 65,000 shares; and
William P. Tudor, 65,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of November 30, 2009, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	each of our named executive officers and current directors; and

•	all of our current executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 16,751,137 shares of common stock outstanding on November 30, 2009.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of November 30, 2009.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, the business address for each of these stockholders is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Name of Beneficial Owner or Identify of Group	Number of shares of common stock Beneficially Owned	Percent of Class

Directors and Executive Officers
John M. and Sally B. Thornton (1)	2,869,959	16.98%
James B. DeBello (2)	1,551,076	8.47%
William P. Tudor (3)	100,000	*
Michael W. Bealmear (4)	65,000	*
Vinton P. Cunningham (5)	65,000	*
Gerald I. Farmer (6)	65,000	*
Tesfaye Hailemichael	—	*
Directors and Executive Officers as a Group (seven individuals)(7)	4,716,035	25.20%

Five Percent Stockholders
John M. and Sally B. Thornton (1)	2,869,959	16.98%
John Harland Company (8)	2,464,284	14.43%
Prescott Group Capital Management LLC (9)	1,666,985	9.95%
Isaac and Frieda Schlesinger (10)	1,000,000	5.97%
Laurus Master Fund Ltd. (11)	1,061,000	5.96%
White Pine Capital, LLC (12)	913,300	5.45%

*	Less than 1%.
(1)	John M. Thornton and Sally B. Thornton, husband and wife, are trustees of a family trust, and are each directors of the Company. Includes 155,000 shares of common stock subject to options.
(2)	Consists of 1,551,076 shares of common stock subject to options.
(3)	Includes 65,000 shares of common stock subject to options.
(4)	Consists of 65,000 shares of common stock subject to options.
(5)	Consists of 65,000 shares of common stock subject to options.
(6)	Consists of 65,000 shares of common stock subject to options.
(7)	Includes 1,966,076 shares of common stock subject to options.
(8)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on May 13, 2005. The stockholder's address is 2939 Miller Road, Decatur, Georgia 30035.
(9)	Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on February 14, 2008. This stockholder's address is 1924 South Utica, Suite 1120, Tulsa, OK 74104-6529.
(10)
Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on March 6, 2008.  Consists of 1,000,000 shares of common stock as to which Isaac Schlesinger and Frieda Schlesinger have shared voting and dispositive power. This stockholder's address is c/o Bishop, Rosen & Co, Inc., 100 Broadway 16th Floor, New York, NY 10005.

(11)	Consists of 1,061,000 shares of common stock issuable upon exercise of warrants.

12)	Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on February 12, 2008. This stockholder's address is 60 South 6th Street, Suite 2530 Minneapolis, MN 55402.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as noted below, there have been no related party transactions with any of our directors, executive officers or five percent stockholders in the last three fiscal years.

John H. Harland Company beneficially owns more than five percent of our outstanding common stock.  During the twelve months ended September 30, 2009, we realized revenue of approximately $67,000 from transactions between us and John H. Harland Company and its subsidiary, Harland Financial Solutions (collectively "John Harland").  During the twelve months ended September 30, 2008, we realized revenue of $285,000 from transactions between us and John Harland.  At September 30, 2009, there was an outstanding accounts receivable balance of approximately $10,000 due from John Harland, compared to a balance of approximately $5,000 at September 30, 2008.

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

Audit Fees

The fees for professional services rendered for the audit of our financial statements for each of the fiscal years ended September 30, 2009 and September 30, 2008, and the reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q (or 10-QSB) or services normally provided by Mayer Hoffman McCann P.C., our independent registered public accounting firm, in connection with statutory or regulatory filings or engagements were approximately $129,300 and $140,500 for the fiscal years ended September 30, 2009 and 2008, respectively.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2009 or September 30, 2008.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning billed or expected to be billed by our independent auditors for the fiscal years ended September 30, 2009 or September 30, 2008.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Reports of Independent Registered Public Accounting Firm
Balance Sheet as of September 30, 2009 and 2008
Statements of Operations for the years ended September 30, 2009 and 2008
Statements of Cash Flows for the years ended September 30, 2009 and 2008
Statements of Stockholders' Equity for the years ended September 30, 2009 and 2008
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

December 29, 2009	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello
President, Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints James B. DeBello, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John M. Thornton	Chairman of the Board of Directors and Director	December 29, 2009
John M. Thornton

/s/ James B. DeBello	President, Chief Executive Officer, Chief Financial Officer	December 29, 2009
James B. DeBello	and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Michael W. Bealmear	Director	December 29, 2009
Michael W. Bealmear

/s/ Vinton P. Cunningham	Director	December 29, 2009
Vinton P. Cunningham

/s/ Gerald I. Farmer	Director	December 29, 2009
Gerald I. Farmer

/s/ Sally B. Thornton	Director	December 29, 2009
Sally B. Thornton

/s/ William P. Tudor	Director	December 29, 2009
William P. Tudor

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference from Document
3.1	Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Bylaws of Mitek Systems, Inc	(1)

4.1	Form of debenture issued on December 10, 2009	(2)

4.2	Form of warrant issued on December 10, 2009	(2)

10.1	Mitek Systems, Inc. 1996 Stock Option Plan.	(3)

10.2	Mitek Systems, Inc. 1999 Stock Option Plan.	(4)

10.3	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.4	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.5	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.6	Mitek Systems, Inc. 401(k) Savings Plan	(8)

10.7	Securities purchase agreement dated December 10, 2009	(2)

10.8	Security agreement dated December 10, 2009	(2)

23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith

24.1	Power of Attorney	Incorporated by reference from the signature page of this report

31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith

32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

(1)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on December 16, 2009.
(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on March 21, 1997.
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on June 11, 1999.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on March 30, 2001.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on July 7, 2003.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on May 3, 2006.
(8)	Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996.

SUPPLEMENTAL INFORMATION

CORPORATE OFFICE
Mitek Systems, Inc.
8911 Balboa Ave, Suite B
San Diego, California 92123
(858) 503-7810

CORPORATE OFFICERS
James B. DeBello, President, Chief Executive Officer and Chief Financial Officer

TRANSFER AGENT
Mellon Investor Services LLC
480 Washington Blvd., Jersey City, NJ 07310-1900
www.mellon.com

REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM
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

NOTES
(1) Compensation Committee
(2) Audit Committee
(3) Nominating & Corporate Governance Committee

FORM 10-K REPORT
Copies of our Form 10-K report to the Securities and Exchange Commission, are available free to stockholders and may be obtained by writing or calling Secretary, Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, California 92123, phone (858) 503-7810.