Form 10-Q
period 2009-12-31
MITEK SYSTEMS INC
filed 2010-02-16
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

or

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

There were 16,751,137 shares outstanding of the registrant's common stock as of February 11, 2010.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended December 31, 2009

(i)

Special Note About Forward-Looking Statements

We make forward-looking statements in this report, particularly in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in the documents that are incorporated by reference into this report, if any.  These forward-looking statements relate to Mitek's outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek's business, results of operations or financial condition.  Specifically, forward looking statements used in this report may include statements relating to future business prospects, revenue, income and financial condition of Mitek.

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,089,725	$674,115
Accounts receivable including related party of $5,372 and $10,003, respectively, net of allowance of $24,268 in both periods	698,955	360,817
Deferred maintenance fees	60,471	60,683
Inventory, prepaid expenses and other current assets	78,909	49,910
Total current assets	1,928,060	1,145,525

PROPERTY AND EQUIPMENT-net	51,041	60,367
SOFTWARE DEVELOPMENT COSTS-net	331,464	365,753
OTHER LONG-TERM ASSETS	72,120	29,465

TOTAL ASSETS	$2,382,685	$1,601,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$623,731	$356,305
Accrued payroll and related taxes	207,695	206,197
Deferred revenue	465,060	700,714
Deferred rent, current	64,992	118,732
Other accrued liabilities	11,799	44,023
Total current liabilities	1,373,277	1,425,971

LONG-TERM LIABILITIES:
Long-term debt	405,922	-
Deferred rent, non-current	47,617	49,374
Total long-term liabilities	453,539	49,374

TOTAL LIABILITIES	1,826,816	1,475,345

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $.001 par value; 40,000,000 shares authorized, 16,751,137 issued and outstanding	16,751	16,751
Additional paid-in capital	15,574,049	14,920,999
Accumulated deficit	(15,034,931)	(14,811,985)
Total stockholders' equity	555,869	125,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,382,685	$1,601,110

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31,
	2009	2008

SALES
Software including sales to a related party of $0 for the three months ended December 31, 2009 and 2008	$676,925	$496,658

Maintenance and professional services including sales to a related party of $16,715 and $15,779 for the three months ended December 31, 2009 and 2008, respectively	482,086	514,790
	1,159,011	1,011,448

COSTS AND EXPENSES:
Cost of sales-software	292,109	137,848
Cost of sales-maintenance and professional services	61,057	57,730
Operations	-	23,324
Selling and marketing	164,564	361,041
Research and development	506,455	572,492
General and administrative	333,163	529,875
Total costs and expenses	1,357,348	1,682,310

OPERATING LOSS	(198,337)	(670,862)

OTHER (EXPENSE) INCOME:
Interest and other expense	(22,715)	(280)
Interest income	445	3,027
Total other (expense) income	(22,270)	2,747

LOSS BEFORE INCOME TAXES	(220,607)	(668,115)

PROVISION FOR INCOME TAXES	(2,339)	-

NET LOSS	$(222,946)	$(668,115)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,751,137	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31,
	2009	2008
OPERATING ACTIVITIES
Net loss	$(222,946)	$(668,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	43,615	9,694
Stock-based compensation expense	25,414	31,221
Accretion of discount on convertible debt	21,008	-
Amortization of capitalized debt issuance costs	2,509	-
Provision for bad debts	-	6,771
Changes in assets and liabilities:
Accounts receivable	(338,138)	259,744
Deferred maintenance fees	212	-
Inventory, prepaid expenses, and other current assets	16,164	56,532
Accounts payable	267,426	144,402
Accrued payroll and related taxes	1,498	965
Deferred revenue	(235,654)	(229,474)
Deferred rent	(55,497)	796
Other accrued liabilities	(32,224)	28,666
Net cash used in operating activities	(506,613)	(358,798)

INVESTING ACTIVITIES
Purchases of property and equipment	-	(9,050)
Investment in software development costs	-	(63,735)
Net cash used in investing activities	-	(72,785)

FINANCING ACTIVITIES
Proceeds from the issuance of convertible debt-net	922,223	-
Net cash cash provided by financing activities	922,223	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	415,610	(431,583)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	674,115	1,300,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,089,725	$868,698

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1,496	$280

NON-CASH FINANCING ACTIVITIES
Debt discount on convertible note due to warrants	$226,068	$-
Beneficial conversion feature related to convertible debt issued	$401,568	$-
Other assets funded by issuance of convertible note	$90,328	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited financial statements as of December 31, 2009 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2009 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three months ended December 31, 2009 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company incurred net losses of approximately $223,000 and $668,000 for the three months ended December 31, 2009 and 2008, respectively, and has an accumulated deficit of approximately $15.0 million as of December 31, 2009.  Cash used for operations increased from approximately $359,000 in the first quarter of fiscal 2009 to approximately $507,000 in the first quarter of fiscal 2010.  No cash was used in investing activities during the three months ended December 31, 2009, compared to approximately $73,000 in the three months ended December 31, 2008.  The Company’s cash balance was approximately $1,090,000 as of December 31, 2009.

On January 9, 2009, the Company implemented a plan to decrease its operating expenses by reducing its workforce in light of the economic contraction of the financial services market into which the Company primarily sells its products.  The staff reduction included general and administrative, sales and marketing and technical staff.  The Company has diligently maintained key resources to adequately pursue new sales opportunities and support its operations.  The Company's management does not believe that such reductions have impaired the Company’s ability to develop its ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to its current and prospective customers.

On December 10, 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1.0 million the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share.  The debentures are convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.  The debentures are due and payable on December 31, 2011.  The debentures are discussed in greater detail in Note 9 to our financial statements in this report.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company may need to raise significant additional funds to continue its operations.  In the absence of positive cash flows from operations, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms, if attainable at all.

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

2.         Stockholders’ Equity

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

In connection with the issuance of the convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 9 to our financial statements in this report.

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk free interest rate	2.19%
Expected term (in years)	5.0
Stock price volatility	2.07
Expected dividend yield	0%

The following table summarizes warrant activity in the three months ended December 31, 2009:

	Number	Weighted-average
	of warrants	exercise price
Oustanding and exercisable at September 30, 2009	1,381,428	$0.80
Issued	337,501	$0.91
Exercised for cash	-	-
Expired	-	-
Oustanding and exercisable at December 31, 2009	1,718,929	$0.82

There were no exercises of warrants during the three months ended December 31, 2009 and 2008.

Stock-based Compensation

The Company adopted the fair value recognition provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at December 31, 2009 was approximately 1.2 years on grants to directors and 6.5 years on grants to employees.

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three month period ended December 31, 2009.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

There were no stock options granted during the three months ended December 31, 2009.

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the three months ended December 31, 2009 and 2008 which was allocated as follows:

	Three Months Ended
	December 31,
	2009	2008
Research and development	$9,935	$8,741
Sales and marketing	2,350	6,221
General and administrative	13,129	16,259
Stock-based compensation expense related to employee stock options included in operating expenses	$25,414	$31,221

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at December 31, 2009:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,752,090	0.38	5.01	$504,233
Unvested	780,910	0.16	8.81	798,507
Total	3,533,000	0.33	5.85	$1,302,740

As of December 31, 2009, the Company had $123,836 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.

At September 30, 2009, there were options for 3,533,000 shares with a weighted average exercise price of $0.56 per share and a weighted average remaining contractual term of 6.1 years outstanding.  There were no options granted or forfeited during the three months ended December 31, 2009.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2009:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.69	2,300,500	6.67	$0.29	1,553,078	$0.34	747,422
$0.70 - $0.92	461,000	4.55	$0.78	427,512	$0.79	33,488
$1.06 - $1.68	725,000	4.32	$1.11	725,000	$1.11	-
$2.13 - $2.68	38,500	2.14	$2.28	38,500	$2.28	-
$3.25 to $12.37	8,000	0.38	$7.21	8,000	$7.21	-
	3,533,000	5.85	$0.56	2,752,090	$0.66	780,910

On June 10, 2009, the Company’s 1999 Stock Option Plan (the “1999 Plan”) expired in accordance with the terms of the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of December 31, 2009, options to purchase 724,750 shares of the Company’s common stock were outstanding under the 1999 Plan and no options were available for future grants.

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

At September 30, 2009, the Company had net deferred tax assets of approximately $7.24 million.  The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 79% of the net deferred tax assets at October 1, 2009).  Such carryforwards began to expire in 2008 and will continue to expire through 2023.  Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets.  In recording this allowance, management has considered a number of factors, but chiefly, the Company's recent history of sustained operating losses.  Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2009 or December 31, 2009, and has not recognized interest and/or penalties in the statement of operations for the three month periods ended December 31, 2009.

4.         Commitments and Contingencies

The Company’s principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The lease on this facility, which included approximately 15,927 square feet of office space, commenced in December 2005 and expires in December 2012.  On February 1, 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company began repaying the deferred rent with interest at an annual rate of 6% in equal monthly installments on October 1, 2009 and such payments will continue through March 1, 2010.  In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option.  On September 13, 2009, the lease was amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet, which reduced the Company’s basic rent proportionately starting in December 2009.

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

The Company recognized revenues from John Harland for maintenance and professional services of approximately $17,000 and $16,000 during the three months ended December 31, 2009 and 2008, respectively.  There was an outstanding accounts receivable balance due from John Harland of approximately $5,400 and $10,000 at December 31, 2009 and 2008, respectively.

6.         Product Revenues and Sales Concentrations

Product Revenues

During the three months ended December 31, 2009 and 2008, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	Three Months Ended December 31,
	2009	2008
Revenue
Software licenses	$676,925	$496,658
Maintenance and professional services	482,086	514,790
Total Revenue	$1,159,011	$1,011,448

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three months ended December 31, 2009 and 2008, the Company had the following sales concentrations:
	Three Months Ended
	December 31,
	2009	2008
Customers to which sales were in excess of 10% of total sales:
Number of customers	3	3
Aggregate percentage of sales	53.0%	45.7%

Below is a summary of sales to customers to which sales were in excess of 10% of total sales and the corresponding accounts receivable balances for the three months ended December 31, 2009 and 2008:

	Three Months Ended
	December 31,
	2009	2008

Sales	$614,460	$462,239
Accounts receivable balance	$487,261	$317,133

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile DepositTM, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  In the three months ended December 31, 2009, the Company recorded approximately $34,000 in amortization of software development costs.  There was no amortization of software development costs recorded in the three months ended December 31, 2008 as the software product was still in the development phase and not yet marketable to customers.

8.         Recently Issued Accounting Pronouncements

During June 2008, the FASB issued an update to ASC 815, Derivatives and Hedging, (“ASC 815”), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  The Company has determined that ASC 815 did not materially affect its financial statements during the three months ended December 31, 2009.

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC Topic 820, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

9.         Convertible Debt

On December 10, 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1.0 million the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

Interest is payable in cash or stock at the rate of 5% per annum on each conversion date (as to the principal amount being converted), on each early redemption date (as to the principal amount being redeemed) and on the maturity date.  The principal amount of the debentures, if not paid earlier, is due and payable on December 10, 2011.  The Company has the right to redeem all or a portion of the debentures before maturity by payment in cash of the outstanding principal amount plus accrued and unpaid interest being redeemed.  The Company agreed to honor any notices of conversion that it receives from the holder before the date the Company pays off the debentures.  The debentures are convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The Company has the right to force conversion of the debentures if (i) the closing price of its common stock exceeds 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period or (ii) the average daily trading volume for its common stock exceeds 100,000 shares per trading day for 20 trading days out of a consecutive 30 trading day period and the closing price of its common stock exceeds 100% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.  The debentures impose certain covenants on the Company including restrictions against paying cash dividends or distributions on shares of its outstanding common stock.  The debentures are secured by all of the Company’s assets under the terms of a security agreement it entered into with the investors dated December 10, 2009.

In evaluating the accounting for the convertible note, the Company considered whether the conversion option related to the convertible note required bifurcation and separate accounting as a liability at fair value.  Because the conversion option entitles the holder to convert to a fixed number of shares at a fixed price, the Company believes it is not required to bifurcate the conversion option and the related debt host.  Similarly, the warrant contract entitles the holder to convert to a fixed number of shares at a fixed price and is therefore recorded in stockholders’ equity.

Of the gross proceeds, approximately $786,000 was allocated to the debentures and approximately $226,000 to the warrants.  The value of the warrants was estimated using a Black-Scholes option valuation model. The amount allocated to the warrants was recorded as a discount on the debentures and is being amortized to interest expense over the term of the debentures.  In addition, based on the conversion price of $0.75 and relative value of the debentures, a beneficial conversion feature of approximately $402,000 was recorded as an additional discount on the debentures and is being amortized to interest expense in the accompanying statements of operations over the term of the debentures.

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the debentures at December 31, 2009:

December 31,
2009
Principal, including accrued interest of $2,953	$1,015,503
Unamortized discount	(609,581)
Net carrying amount	$405,922

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates by management are affected by management's application of accounting policies are subjective and may differ from actual results.  Our critical accounting policies include revenue recognition, allowance for accounts receivable, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately.  Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the accompanying Notes to the Financial Statements included in this report.

We consider many factors when applying GAAP to revenue recognition.  These factors include, but are not limited to:

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

Each of the relevant factors is analyzed to determine its impact, individually and collectively with other factors, on the revenue to be recognized for any particular contract with a customer.  Management is required to make judgments regarding the significance of each factor in applying the revenue recognition standards, as well as whether or not each factor complies with such standards.  Any misjudgment or error by management in its evaluation of the factors and the application of the standards, especially with respect to complex or new types of transactions, could have a material adverse effect on our future revenues and operating results.

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

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, beneficial conversion feature related to debentures and compensation expense related to stock options granted, involve significant estimations with underlying assumptions judgmentally determined.  The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions.

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended December 31, 2009 and 2008

Sales

Sales were approximately $1,159,000 and $1,011,000 for three months ended December 31, 2009 and 2008, respectively, an increase of approximately $148,000, or 15%.  Sales of software licenses increased by 36% to approximately $677,000 in the three months ended December 31, 2009 from approximately $497,000 in the three months ended December 31, 2008. The increase in software license sales primarily relates to increased sales of our core products to several existing key customers.  Sales of maintenance and professional services decreased by nearly $33,000 or 6% to approximately $482,000 in the current fiscal quarter, compared to approximately $515,000 in the same period last year, primarily due to the timing of the renewals of maintenance contracts.

We recognized no revenue from Harland Financial Solutions, a subsidiary of John H. Harland Company (collectively “John Harland”), from the sale of software licenses in the three months ended December 31, 2009 and 2008.  Revenue from John Harland from the sale of maintenance and professional services was approximately $17,000 in the three months ended December 31, 2009, compared to approximately $16,000 in the three months ended December 31, 2008.  John Harland is a related party as discussed in greater detail in Note 5 to our financial statements included in this report.

Cost of Sales

Cost of sales was approximately $353,000 in the three months ended December 31, 2009, compared to approximately $196,000 in the three months ended December 31, 2008, an increase of approximately $157,000 or 80%, primarily the result of the decreased margin on a significant sale in the current fiscal period.  Stated as a percentage of sales, cost of sales was 30% for the three months ended December 31, 2009, compared to 19% for the three months ended December 31, 2008.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Due to the workforce reduction implemented in January 2009, we eliminated our operations department.  Other costs previously included in this department have been reallocated to the other departments.  Operations expenses were $0 and approximately $23,000 for the three months ended December 31, 2009 and 2008, respectively.  Stated as a percentage of sales, operations expenses were 0% and 2% in the three months ended December 31, 2009 and 2008, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  In the three months ended December 31, 2009 and 2008, selling and marketing expenses were approximately $165,000 and $361,000, respectively, a decrease of approximately $196,000 or 54%.  The decrease in the current three-month period primarily relates to a decrease in personnel costs due to the workforce reduction implemented in January 2009, and reduced travel, public relations and other direct operating expenses.  Stated as a percentage of sales, selling and marketing expenses for the three months ended December 31, 2009 were 14%, compared to 36% in the three months ended December 31, 2008.

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

Research and development expenses for the three months ended December 31, 2009 were approximately $506,000, compared to approximately $572,000 for the three months ended December 31, 2008, a decrease of approximately $66,000 or 12%.  The decrease in the current three month period primarily relates to the decrease in personnel costs due to the workforce reduction implemented in January 2009, partially offset by increased outside services and other direct operating expenses.  Stated as a percentage of sales, research and development expenses were 44% and 57% in the three months ended December 31, 2009 and 2008, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $333,000 in the three months ended December 31, 2009 compared to approximately $530,000 in the three months ended December 31, 2008, a decrease of approximately $197,000 or 37%.  The decrease in the current three month period primarily relates to reduced personnel costs, including salaries, taxes, vacation and other benefits due to the workforce reduction implemented in January 2009 and decreases in outside services, accounting, legal and other direct operating expenses.  Stated as a percentage of sales, general and administrative expenses were 29% for the three months ended December 31, 2009, compared to 52% for the three months ended December 31, 2008.

Other (Expense) Income

Interest and other expense increased by approximately $22,000 for the three months ended December 31, 2009 to approximately $23,000, compared to the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the debentures issued in December 2009 and accrued interest on the principal amount of the debentures.  Interest income for the three months ended December 31, 2009 was a negligible amount, compared to approximately $3,000 for the three months ended December 31, 2008.  The decrease in interest income in the current periods was due to lower average cash balances.

Liquidity and Capital Resources

On December 31, 2009, we had approximately $1,090,000 in cash and cash equivalents compared to approximately $674,000 on September 30, 2009, an increase of approximately $416,000, or 62%, primarily related to the proceeds from the issuance of the debentures in December 2009.  The balance of accounts receivable at December 31, 2009 was approximately $699,000, an increase of approximately $338,000 or 94% from the September 30, 2009 balance of approximately $361,000.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $465,000 and $701,000 at December 31, 2009 and September 30, 2009, respectively.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.

In addition to the issuance of the convertible debentures, we financed our cash needs during the three months ended December 31, 2009 from collections of accounts receivable and existing cash and cash equivalents.  During the three months ended December 31, 2008, we financed our cash needs from the collection of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the three months ended December 31, 2009 was approximately $507,000, compared to approximately $359,000 during the three months ended December 31, 2008, an increase of approximately $148,000 or 41%.  The primary uses of cash from operating activities during the three months ended December 31, 2009 included the net loss of approximately $223,000,  an increase in accounts receivable of approximately $338,000 and a decrease in deferred revenue of approximately $236,000, partially offset by an increase in accounts payable of approximately $267,000.  Net cash used in operating activities in the current three-month period also included amortization of software development costs of approximately $34,000, non-cash stock-based compensation of approximately $25,000, accretion of the discount on the debentures of approximately $21,000 and depreciation and amortization of fixed assets of approximately $9,000.

There was no net cash used in investing activities during the three months ended December 31, 2009, compared to approximately $73,000 during the three months ended December 31, 2008.  The decrease in cash used in investing activities in the current period is primarily due to a  decrease of approximately $64,000 in software development costs related to our Mobile Capture software application, which costs we ceased capitalizing when we completed our first production general release in November 2008, and a reduction of approximately $9,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

Cash generated from financing activities during the three months ended December 10, 2009, included: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 337,501 shares of our common stock with an exercise price of $0.91 per share.  The debentures are convertible into shares of our common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The transaction resulted in proceeds to us of approximately $922,000, net of transaction costs and expenses.

We had working capital of approximately $555,000 and current ratio 1.40 at December 31, 2009, compared to negative working capital of approximately $280,000 and a current ratio 0.80 at September 30, 2009.  On December 31, 2009, our total liability to equity ratio was 3.28 to 1 compared to 11.71 to 1 on September 30, 2009.  Although our working capital has increased in the current period as a result of the December 2009 financing, we continue to experience a significant decline in working capital in the long term.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1—Description of Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in net losses of approximately $223,000 and $668,000 for the three months ended December 31, 2009 and 2008, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from $0.05 to $1.01.  During the first three months of fiscal 2010, the closing price our common stock price ranged from $0.60 to $1.04.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	OTHER INFORMATION.

None.

ITEM 5.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 16, 2010	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
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