Form 10-Q
period 2010-03-31
MITEK SYSTEMS INC
filed 2010-05-17
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

There were 16,766,137 shares outstanding of the registrant's common stock as of May 12, 2010.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2010

(i)

Part I I - Other Information

Special Note About Forward-Looking Statements

We make forward-looking statements in this report, particularly in Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in the documents that are incorporated by reference into this report, if any.  These forward-looking statements relate to Mitek's outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on Mitek's business, results of operations or financial condition.  Specifically, forward looking statements used in this report may include statements relating to future business prospects, revenue, income and financial condition of Mitek.

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

(ii)

PART I   - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
MITEK SYSTEMS, INC
BALANCE SHEETS

	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,414,847	$674,115
Accounts receivable including related party of $2,612 and $10,003,	1,003,882	360,817
respectively, net of allowance of $6,003 and $24,268, respectively
Deferred maintenance fees	143,868	60,683
Inventory, prepaid expenses and other current assets	96,652	49,910
Total current assets	2,659,249	1,145,525

PROPERTY AND EQUIPMENT-net	43,999	60,367
SOFTWARE DEVELOPMENT COSTS-net	297,175	365,753
OTHER LONG-TERM ASSETS	60,829	29,465

TOTAL ASSETS	$3,061,252	$1,601,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$535,041	$356,305
Accrued payroll and related taxes	265,371	206,197
Deferred revenue	897,271	700,714
Deferred rent, current	9,193	118,732
Other accrued liabilities	48,433	44,023
Total current liabilities	1,755,309	1,425,971

LONG-TERM LIABILITIES:
Convertible debt	496,049	-
Deferred rent, non-current	44,983	49,374
Total long-term liabilities	541,032	49,374

TOTAL LIABILITIES	2,296,341	1,475,345

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value; 40,000,000 shares authorized,
16,766,137 and 16,751,137 issued and outstanding, respectively	16,766	16,751
Additional paid-in capital	15,776,103	14,920,999
Accumulated deficit	(15,027,958)	(14,811,985)
Total stockholders' equity	764,911	125,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,061,252	$1,601,110

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

SALES:
Software	$1,027,363	$431,433	$1,703,436	$928,091
Professional services	489,602	456,850	972,540	971,640
	1,516,965	888,283	2,675,976	1,899,731

COSTS AND EXPENSES:
Cost of sales-software	130,267	82,951	422,376	220,800
Cost of sales-professional services	51,845	52,106	112,902	109,836
Operations	-	6,516	-	29,840
Selling and marketing	231,275	190,017	395,839	551,057
Research and development	507,370	431,192	1,013,824	1,003,685
General and administrative	498,622	362,230	831,786	892,105
Total costs and expenses	1,419,379	1,125,012	2,776,727	2,807,323

OPERATING INCOME (LOSS)	97,586	(236,729)	(100,751)	(907,592)

OTHER (EXPENSE) INCOME:
Interest and other expense	(90,839)	(2,154)	(113,555)	(2,434)
Interest income	226	772	671	3,799
Total other (expense) income - net	(90,613)	(1,382)	(112,884)	1,365

INCOME (LOSS) BEFORE INCOME TAXES	6,973	(238,111)	(213,635)	(906,227)

PROVISION FOR INCOME TAXES	-	(1,800)	(2,338)	(1,800)

NET INCOME (LOSS)	$6,973	$(239,911)	$(215,973)	$(908,027)

NET INCOME (LOSS) PER SHARE - BASIC	$0.00	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING - BASIC	16,756,804	16,751,137	16,753,939	16,751,137

NET INCOME (LOSS) PER SHARE - DILUTED	$0.00	$(0.01)	$(0.01)	$(0.05)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES AND COMMON SHARE
EQUIVALENTS OUTSTANDING - DILUTED	17,476,183	16,751,137	16,753,939	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(215,973)	$(908,027)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	216,684	68,750
Accretion of discount on convertible debt	111,135	-
Depreciation and amortization	87,110	19,262
Amortization of capitalized debt issuance costs	13,800	-
Provision for bad debts	(18,265)	2,229
Loss on disposal of property and equipment	-	1,767
Changes in assets and liabilities:
Accounts receivable	(624,800)	128,568
Deferred maintenance fees	(83,185)	-
Inventory, prepaid expenses, and other current assets	(1,579)	(32,460)
Accounts payable	178,736	159,989
Accrued payroll and related taxes	59,174	(103,220)
Deferred revenue	196,557	157,109
Deferred rent	(113,930)	(1,593)
Other accrued liabilities	4,410	55,374
Net cash used in operating activities	(190,126)	(452,252)

INVESTING ACTIVITIES
Purchases of property and equipment	(2,165)	(9,050)
Investment in software development costs	-	(63,735)
Proceeds from sale of property and equipment	-	70
Net cash used in investing activities	(2,165)	(72,715)

FINANCING ACTIVITIES
Proceeds from the issuance of convertible debt-net	922,223	-
Proceeds from exercise of stock options	10,800	-
Net cash cash provided by financing activities	933,023	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	740,732	(524,967)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	674,115	1,300,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,414,847	$775,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,055	$667
Cash paid for income taxes	$2,338	$1,800

NON-CASH FINANCING ACTIVITIES
Debt discount on convertible note due to warrants	$226,068	$-
Beneficial conversion feature related to convertible debt issued	$401,568	$-
Other assets funded by issuance of convertible note	$90,328	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.         Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2010 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2009 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and six months ended March 31, 2010 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company reported net income of approximately $7,000 in the three months ended March 31, 2010, compared to a net loss of approximately $240,000 in the three months ended March 31, 2009.  In the six months ended March 31, 2010 and 2009, the Company incurred net losses of approximately $216,000 and $908,000, respectively, and has an accumulated deficit of approximately $15.0 million as of March 31, 2010.  Net cash used in operating activities decreased from approximately $452,000 in the second quarter of fiscal 2009 to approximately $190,000 in the second quarter of fiscal 2010.  Net cash used in investing activities was approximately $2,000 in the six months ended March 31, 2010, compared to approximately $73,000 in the six months ended March 31, 2009.  The Company’s cash balance was approximately $1,415,000 as of March 31, 2010.

In January 2009, the Company implemented a plan to decrease its operating expenses by reducing its workforce in light of the economic contraction of the financial services market into which the Company primarily sells its products.  The staff reduction included general and administrative, sales and marketing and technical staff.  The Company has diligently maintained key resources to adequately pursue new sales opportunities and support its operations.  The Company's management does not believe that such reductions have impaired the Company’s ability to develop its ImageNet Mobile Deposit application and other mobile capture products, or to provide technical support to its current and prospective customers.

In December 2009, the Company raised approximately $922,000, net of transaction costs and expenses, from the private placement of debentures and warrants.  This private placement is discussed in greater detail in Note 4 to our financial statements in this report.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company may need to raise significant additional funds to continue its operations.  Although the Company had positive cash flows during the three months ended March 31, 2010, in the absence of continued positive cash flows from operations sufficient to cover operating expenses, the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms, if attainable at all.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  In addition, these financial statements do not include any adjustments to the specific amounts and classifications of assets and liabilities, which might be necessary should the Company be unable to continue as a going concern.  The Company is taking expense reduction measures to conserve cash.

Earnings per share

The computation of basic and diluted earnings per share is as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$6,973	$(239,911)	$(215,973)	$(908,027)

Weighted-average common shares and share equivalents outstanding - basic	16,756,804	16,751,137	16,753,939	16,751,137

Effect of dilutive stock options	719,379	-	-	-

Weighted-average common shares and share equivalents outstanding - diluted	17,476,183	16,751,137	16,753,939	16,751,137

Earnings per share:
Basic	$-	$(0.01)	$(0.01)	$(0.05)
Diluted	$-	$(0.01)	$(0.01)	$(0.05)

2.         Recently Issued Accounting Pronouncements

During June 2008, the FASB issued an update to ASC Topic 815, Derivatives and Hedging, (“ASC 815”), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  The Company has determined that ASC 815 did not materially affect its financial statements during the six months ended March 31, 2010.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  The Company does not anticipate the adoption of this guidance will have a material impact on the financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends ASC Topic 985, Software.  ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not anticipate the adoption of this guidance will have a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; although, early adoption is permitted.  The Company is currently evaluating the impact of adopting ASU 2010-06 on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) that amends ASC Subtopic 855-10, Subsequent Events – Overall.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements.  The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09.  The Company has determined that adoption of ASU 2010-09 did not materially affect its financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17") to (i) limit the scope of this ASU to research or development arrangements and (ii) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received).  However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions.  ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010; although, early adoption is permitted.  Entities can apply this guidance prospectively to milestones achieved after adoption; however, retrospective application to all prior periods is also permitted.  The Company is currently evaluating the impact, if any, that adoption of ASU 2010-17 will have on its financial statements.

3.         Capitalized Software Development Costs

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile DepositTM, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $34,000 and $69,000 in the three and six months ended March 31, 2010, respectively.  There was no amortization of software development costs recorded in the three and six months ended March 31, 2009 as the software product was still in the development phase and not yet marketable to customers.

4.         Convertible Debt

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

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the debentures at March 31, 2010:

Principal, including accrued interest of $15,700	$1,028,250
Unamortized discount	(532,201)
Net carrying amount	$496,049

5.         Income Taxes

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2009 or March 31, 2010, and has not recognized interest and/or penalties in the statement of operations for the three and six month periods ended March 31, 2010.

6.         Stockholders' Equity

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

Included in the warrants discussed above, are warrants to purchase, in the aggregate, 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment per the terms of the agreement the Company granted to John H. Harland Company, a related party.  These warrants expire from February 2012 to May 2012.

In connection with the issuance of the convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 4 to our financial statements in this report.

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5.0
Stock price volatility	2.07
Expected dividend yield	0%

The following table summarizes warrant activity in the six months ended March 31, 2010:

	Number of warrants	Weighted-average exercise price
Oustanding and exercisable at September 30, 2009	1,381,428	$0.80
Issued	337,501	$0.91
Exercised for cash	-	-
Expired	-	-
Oustanding and exercisable at March 31, 2010	1,718,929	$0.82

There were no exercises of warrants during the six months ended March 31, 2010 and 2009.

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at March 31, 2010 was approximately 1.8 years on grants to directors and 6.9 years on grants to employees.

The fair value calculations for stock-based compensation awards to employees for the six month periods ended March 31, 2010 and 2009 were based on the following assumptions:

	2010	2009

Risk-free interst rate	0.35% - 2.48%	0.44% - 2.29%
Expected life (years)	5.21	5.29
Expected volatility	219%	192%
Expected dividends	None	None

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and six months ended March 31, 2010.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

There were 925,500 stock options granted during the three months ended March 31, 2010.

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the three and six months ended March 31, 2010 and 2009, which was allocated as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Research and development	$23,755	$8,828	$33,690	$17,569
Sales and marketing	7,223	2,503	9,573	8,723
General and administrative	160,291	26,198	173,421	42,458

Stock-based compensation expense related to employee stock options included in operating expenses	$191,269	$37,529	$216,684	$68,750

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at March 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	2,957,877	0.39	4.97	$450,445
Unvested	1,385,123	0.49	9.29	274,345
Total	4,343,000	0.42	6.35	$724,790

As of March 31, 2010, the Company had $650,129 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 1.0 year.

A summary of option activity under the Company’s stock equity plans during the six months ended March 31, 2010 is as follows:

		Weighted	Weighted Average
		Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Oustanding, September 30, 2009	3,533,000	$0.56	6.10

Granted:
Board of Directors	150,000	$0.79	2.91
Executive Officers	250,000	$0.79	9.91
Employees	525,500	$0.79	9.58
Exercised	(15,000)	$0.72	-
Cancelled	(100,500)	$0.80	-

Oustanding, March 31, 2010	4,343,000	$0.60	6.35

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2009:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.69	2,300,500	6.35	$0.29	1,674,198	$0.33	626,302
$0.70 - $0.92	1,271,500	7.82	$0.79	512,679	$0.80	758,821
$1.06 - $1.68	725,000	4.07	$1.11	725,000	$1.11	-
$2.13 - $2.68	38,500	1.90	$2.28	38,500	$2.28	-
$3.25 to $12.37	7,500	0.14	$6.87	7,500	$6.87	-
	4,343,000	6.35	$0.60	2,957,877	$0.65	1,385,123

On June 10, 2009, the Company’s 1999 Stock Option Plan expired in accordance with the terms of the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of March 31, 2010, options to purchase 684,250 shares of the Company’s common stock were outstanding under the plan and no options were available for future grants.

7.  Product Revenue and Sales Concentrations

Product Revenues

During the three and six months ended March 31, 2010 and 2009, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue
Software licenses	$1,027,363	$431,433	$1,703,436	$928,091
Maintenance and professional services	489,602	456,850	972,540	971,640
Total Revenue	$1,516,965	$888,283	$2,675,976	$1,899,731

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three and six months ended March 31, 2010 and 2009, the Company had the following sales concentrations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
Customers to which sales were in excess of 10% of	2010	2009	2010	2009
total sales:
Number of customers	2	2	3	2
Aggregate percentage of sales	47.0%	31.3%	44.0%	27.9%

Sales to customers in excess of 10% of total sales were approximately $713,000 and $1,177,000 for the three and six months ended March 31, 2010, respectively, compared to approximately $278,000 and $531,000 for the three and six months ended March 31, 2009, respectively.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $415,000 and $522,000 as of March 31, 2010 and 2009, respectively.

8.   Related Parties

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

The Company recognized revenues from John Harland of approximately $14,000 and $15,000 for the three months ended March 31, 2010 and 2009, respectively, for professional services, including software maintenance.  Revenue recognized from John Harland for professional services was approximately $31,000 in both the six months ended March 31, 2010 and 2009.  There was an outstanding accounts receivable balance due from John Harland of approximately $3,000 and $10,000 at March 31, 2010 and 2009, respectively.

9.   Commitments and Contingencies

The Company’s principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The lease on this facility commenced in December 2005 and expires in December 2012.  On February 1, 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company began repaying the deferred rent with interest at an annual rate of 6% in equal monthly installments on October 1, 2009.  The Company paid the final installment on March 1, 2010.  In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option.  On September 13, 2009, the lease was amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet to approximately 14,205 square feet, which reduced the Company’s basic rent proportionately starting in December 2009.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

To the extent that this management’s discussion and analysis of financial condition and results of operations contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from those projected or estimated by us in forward-looking statements.  We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations.  Please see "Note About Forward–Looking Statements" at the beginning of this report.  Please consider our forward-looking statements in light of those risks as you read this report.

Business

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2010 and 2009

Sales

Sales were approximately $1,517,000 and $888,000 for three months ended March 31, 2010 and 2009, respectively, an increase of approximately $629,000, or 71%.  Sales of software licenses increased by approximately $596,000 or 138% to approximately $1,027,000 in the three months ended March 31, 2010 from approximately $431,000 in the three months ended March 31, 2009.  The increase in software license sales primarily relates to the one-time sale of a $524,000 license of one of our core products to an existing key customer.  Sales of maintenance and professional services increased by approximately $33,000 or 7% to $490,000 in the current fiscal quarter, compared to approximately $457,000 in the same period last year, primarily due to the timing of the renewals of maintenance contracts.

We recognized no revenue from Harland Financial Solutions, a subsidiary of John H. Harland Company (collectively “John Harland”), from the sale of software licenses in the three months ended March 31, 2010 and 2009.  Revenue from John Harland from the sale of maintenance and professional services was approximately $14,000 in the three months ended March 31, 2010, compared to approximately $15,000 in the three months ended March 31, 2009.  John Harland is a related party as discussed in greater detail in Note 8 to our financial statements included in this report.

Cost of Sales

Cost of sales was approximately $182,000 in the three months ended March 31, 2010, compared to approximately $135,000 in the three months ended March 31, 2009, an increase of approximately $47,000 or 35%, primarily the result of the increased sales in the current fiscal period.  Stated as a percentage of sales, cost of sales was 12% for the three months ended March 31, 2010, compared to 15% for the three months ended March 31, 2009.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Due to the workforce reduction implemented in January 2009, we eliminated our operations department.  Other costs previously included in this department have been reallocated to the other departments.  As a result, there were no operations expenses for the three months ended March 31, 2010 compared to approximately $7,000 for the three months ended March 31, 2009.  Stated as a percentage of sales, operations expenses were 0% and less than 1% in the three months ended March 31, 2010 and 2009, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  In the three months ended March 31, 2010 and 2009, selling and marketing expenses were approximately $231,000 and $190,000, respectively, an increase of approximately $41,000 or 22%.  The increase in the current three-month period primarily relates to an increase in outside services, travel and other direct operating expenses, as well as an increase in product promotion costs.  Stated as a percentage of sales, selling and marketing expenses for the three months ended March 31, 2010 were 15%, compared to 21% in the three months ended March 31, 2009.

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

Research and development expenses for the three months ended March 31, 2010 were approximately $507,000, compared to approximately $431,000 for the three months ended March 31, 2009, an increase of approximately $76,000 or 18%.  The increase in the current three month period primarily relates to increases in outside services, stock-based compensation expense and other direct operating expenses.  Stated as a percentage of sales, research and development expenses were 33% and 49% in the three months ended March 31, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $499,000 in the three months ended March 31, 2010 compared to approximately $362,000 in the three months ended March 31, 2009, an increase of approximately $137,000 or 38%.  The increase in the current three month period primarily relates to increased stock-based compensation expense and other direct operating expenses.  Stated as a percentage of sales, general and administrative expenses were 33% for the three months ended March 31, 2010, compared to 41% for the three months ended March 31, 2009.

Other (Expense) Income

Interest and other expense increased by approximately $89,000 for the three months ended March 31, 2010 to approximately $91,000, compared to approximately $2,000 for the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the debentures issued in December 2009 and accrued interest on the principal amount of the debentures.  Interest income for the three months ended March 31, 2010 was a negligible amount, compared to approximately $1,000 for the three months ended March 31, 2009.

Comparison of the Six Months Ended March 31, 2010 and 2009

Sales

Sales in the six months ended March 31, 2010 were approximately $2,676,000, compared to approximately $1,900,000 in the six months ended March 31, 2009, an increase of approximately $776,000 or 41%.  Sales of software licenses increased by approximately $775,000 or 84% to approximately $1,703,000 in the six months ended March 31, 2010 from approximately $928,000 in the six months ended March 31, 2009.  The increase in software license sales primarily relates to the one-time sale of a $524,000 license of one of our core products to an existing key customer.  Sales of maintenance and professional services were approximately $973,000 and $972,000 in the six months ended March 31, 2010 and 2009.

We recognized no revenue from John Harland from the sale of software licenses in the six months ended March 31, 2010 and 2009.  Revenue from John Harland from the sale of maintenance and professional services was approximately $31,000 in both the six months ended March 31, 2010 and the six months ended March 31, 2009.

Cost of Sales

Cost of sales was approximately $535,000 in the six months ended March 31, 2010, compared to approximately $331,000 in the six months ended March 31, 2009, an increase of approximately $204,000 or 62%, primarily the result of the increase in sales and the decreased margin on significant sales of our core product in the current six month period.  Stated as a percentage of sales, cost of sales was 20% for the six months ended March 31, 2010, compared to 17% for the six months ended March 31, 2009.

Operations Expenses

As a result of the workforce reduction in January 2009 and the elimination of the operations department, there were no operations expenses for the six months ended March 31, 2010 compared to approximately $30,000 for the six months ended March 31, 2009, which included payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Stated as a percentage of sales, operations expenses were 0% and 2% in the six months ended March 31, 2010 and 2009, respectively.

Selling and Marketing Expenses

Selling and marketing expenses decreased by approximately $155,000 or 28% to $396,000 in the six months ended March 31, 2010, down from approximately $551,000 in the same period last year.  The decrease in the current six month period primarily relates to a decrease in personnel costs due to the workforce reduction implemented in January 2009 and decreases in other direct operating expenses and product promotion costs, partially offset by an increase in outside services.  Stated as a percentage of sales, selling and marketing expenses for the six months ended March 31, 2010 were 15%, compared to 29% in the six months ended March 31, 2009.

Research and Development Expenses

Research and development expenses for the six months ended March 31, 2010 were approximately $1,014,000, compared to approximately $1,004,000 for the six months ended March 31, 2009, a decrease of approximately $10,000 or 1%.  The increase in the current six month period primarily relates to increases in outside services, stock-based compensation expense and other direct operating expenses, partially offset by decreases in personnel costs due to the workforce reduction implemented in January 2009.  Stated as a percentage of sales, research and development expenses were 38% and 53% in the six months ended March 31, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $832,000 in the six months ended March 31, 2010 compared to approximately $892,000 in the six months ended March 31, 2009, a decrease of approximately $60,000 or 7%.  The decrease in the current six month period primarily relates to decreased personnel costs due to the workforce reduction implemented in January 2009 and decreases in accounting and legal fees, outside services and other direct operating expenses, partially offset by increased stock-based compensation expense.  Stated as a percentage of sales, general and administrative expenses were 31% for the six months ended March 31, 2010, compared to 47% for the six months ended March 31, 2009.

Other (Expense) Income

Interest and other expense increased by approximately $112,000 for the six months ended March 31, 2010 to approximately $114,000, compared to approximately $2,000 for the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the debentures issued in December 2009 and accrued interest on the principal amount of the debentures.  Interest income was approximately $1,000 and $4,000 for the six months ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

On March 31, 2010, we had approximately $1,415,000 in cash and cash equivalents compared to approximately $674,000 on September 30, 2009, an increase of approximately $741,000, or 110%, primarily related to the proceeds from the issuance of the debentures in December 2009.  See Note 4 to our financial statements included in this report.  The balance of accounts receivable at March 31, 2010 was approximately $1,004,000, an increase of approximately $643,000 or 178% from the September 30, 2009 balance of approximately $361,000.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $897,000 and $701,000 at March 31, 2010 and September 30, 2009, respectively.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.

In addition to the issuance of the convertible debentures in December 2009, we financed our cash needs during the six months ended March 31, 2010 from collections of accounts receivable and existing cash and cash equivalents.  Prior to the December 2009 financing, we financed our cash needs from the collection of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the six months ended March 31, 2010 was approximately $190,000, compared to approximately $452,000 during the six months ended March 31, 2009, a decrease of approximately $262,000 or 58%.  The primary uses of cash from operating activities during the six months ended March 31, 2010 included the net loss of approximately $216,000, an increase in accounts receivable of approximately $643,000, an increase in deferred maintenance fees of approximately $83,000 and a decrease in deferred rent of approximately $114,000, partially offset by an increase in accounts payable and other accruals of approximately $242,000.  Net cash used in operating activities in the current six-month period also included non-cash stock-based compensation of approximately $217,000, accretion of the discount on the debentures of approximately $111,000, amortization of software development costs of approximately $69,000, depreciation and amortization of fixed assets of approximately $19,000 and amortization of debt issuance costs of approximately $14,000.

Net cash used in investing activities was approximately $2,000 during the six months ended March 31, 2010, compared to approximately $73,000 during the six months ended March 31, 2009.  The decrease in cash used in investing activities in the current period is primarily due to a decrease of approximately $64,000 in software development costs related to our Mobile Capture software application, which costs we ceased capitalizing when we completed our first production general release in November 2008, and a reduction of approximately $7,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

Cash generated from financing activities during the six months ended March 31, 2010, included: (i) 5% senior secured convertible debentures in the principal amount of approximately $1.0 million, and (ii) warrants to purchase an aggregate of 337,501 shares of our common stock with an exercise price of $0.91 per share issued in December 2009.  The debentures are convertible into shares of our common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The transaction resulted in proceeds to us of approximately $922,000, net of transaction costs and expenses.

We had working capital of approximately $904,000 and a 1.52 current ratio at March 31, 2010, compared to negative working capital of approximately $280,000 and a 0.80 current ratio at September 30, 2009.  On March 31, 2010, our total liability to equity ratio was 3.00 to 1 compared to 11.73 to 1 on September 30, 2009.  Although our working capital has increased in the current period as a result of the December 2009 financing, we continue to experience a significant decline in working capital in the long term.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

In January 2009, we implemented a plan to decrease our operating expenses by reducing our workforce in light of the economic contraction of the financial services market into which we primarily sell our products.  The staff reduction included general and administrative, sales and marketing and technical staff.  We have diligently maintained key resources to adequately pursue new sales opportunities and support our operations.

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels.  If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations.  Any of these actions could harm our business, results of operations and future prospects.  To guard against this risk, we intend to seek debt, equity or equity-based financing, as we did in December 2009.  We can give no assurance that we will be able to obtain additional financing on favorable terms or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.  If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Our operations resulted in net income of approximately $7,000 in the three months ended March 31, 2010 and a net loss of approximately $216,000 for the six months ended March 31, 2010.  In the three and six months ended March 31, 2009, we incurred losses of approximately $240,000 and $908,000, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from $0.05 to $1.01.  During the first six months of fiscal 2010, the closing price our common stock price ranged from $0.60 to $1.04.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on Wednesday, February 24, 2010, for the following purposes:

1.	To elect a board of seven directors;

2.	To adopt the Mitek Systems, Inc. 2010 Stock Option Plan; and

3.	To ratify the appointment of Mayer Hoffman McCann, P.C. as our independent registered public accounting firm for our 2010 fiscal year.

There were a total of 16,751,137 shares of our common stock outstanding and entitled to vote at the meeting, and 15,322,859, or approximately 91%, of those shares were represented at the meeting, either in person or by proxy.

With respect to the election of directors, the votes were cast for each of the following nominees as follows:

NOMINEE	FOR	WITHHELD

John M. Thornton	10,385,644	606,500
James B. DeBello	10,291,238	700,906
Michael W. Bealmear	10,965,684	26,460
Vinton P. Cunningham	10,965,684	26,460
Gerald I. Farmer	10,291,538	700,606
Sally B. Thornton	10,385,094	607,050
William P. Tudor	10,965,584	26,560

Based on the voting of the stockholders at the annual meeting, each of the nominees listed above was duly elected as directors of Mitek.

With respect to the adoption of the Mitek Systems, Inc. 2010 Stock Option Plan, the votes were cast as follows:

FOR	AGAINST	WITHHELD	BROKER NON-VOTES
9,833,096	1,112,426	46,622	4,330,715

Based on the voting of the stockholders at the annual meeting, the adoption of the Mitek Systems, Inc. 2010 Stock Option Plan was adopted by our shareholders.

With respect to the ratification of the appointment of Mayer Hoffman McCann, P.C. as our independent registered public accounting firm for the 2010 fiscal year, the votes were cast as follows:

FOR	AGAINST	WITHHELD	BROKER NON-VOTES
15,176,858	138,374	7,627	- 0 -

Based on the voting of the stockholders at the annual meeting, the appointment of Mayer Hoffman McCann, P.C. as our independent registered public accounting firm for the 2010 fiscal year was ratified.

ITEM 6.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 17, 2010	MITEK SYSTEMS, INC. By: /s/ James B. De Bello James B. DeBello President, Chief Executive Officer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Title
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rules 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002

* Furnished herewith