Form 10-Q
period 2010-06-30
MITEK SYSTEMS INC
filed 2010-08-16
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 17,418,337 shares outstanding of the registrant's common stock as of August 12, 2010.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2010

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

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information at June 30, 2010 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	June 30,
	2010	September 30,
	(Unaudited)	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,495,428	$674,115
Accounts receivable including related party of $1,485 and $10,003, respectively, net of allowance of $6,003 and $24,268, respectively	554,403	360,817
Deferred maintenance fees	99,353	60,683
Inventory, prepaid expenses and other current assets	90,715	49,910
Total current assets	2,239,899	1,145,525

PROPERTY AND EQUIPMENT-net	39,559	60,367
SOFTWARE DEVELOPMENT COSTS-net	262,885	365,753
OTHER LONG-TERM ASSETS	49,538	29,465

TOTAL ASSETS	$2,591,881	$1,601,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$335,254	$356,305
Accrued payroll and related taxes	230,109	206,197
Deferred revenue	809,097	700,714
Deferred rent, current	9,193	118,732
Other accrued liabilities	40,647	44,023
Total current liabilities	1,424,300	1,425,971

LONG-TERM LIABILITIES:
Convertible debt	587,339	-
Deferred rent, non-current	42,350	49,374
Total long-term liabilities	629,689	49,374
TOTAL LIABILITIES	2,053,989	1,475,345

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,226,137 and 16,751,137 issued and outstanding, respectively	17,226	16,751
Additional paid-in capital	16,195,188	14,920,999
Accumulated deficit	(15,674,522)	(14,811,985)
Total stockholders' equity	537,892	125,765
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,591,881	$1,601,110

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

SALES:
Software	$370,464	$418,778	$2,076,220	$1,346,869
Maintenance and professional services	452,026	495,960	1,422,246	1,467,600
Total sales	822,490	914,738	3,498,466	2,814,469

COSTS AND EXPENSES:
Cost of sales-software	139,713	117,473	562,090	338,273
Cost of sales-maintenance and professional services	63,531	70,268	176,433	180,104
Operations	-	-	-	29,840
Selling and marketing	224,772	133,340	620,611	684,397
Research and development	491,619	409,903	1,505,443	1,413,588
General and administrative	458,184	268,737	1,289,969	1,160,843
Total costs and expenses	1,377,819	999,721	4,154,546	3,807,045

OPERATING LOSS	(555,329)	(84,983)	(656,080)	(992,576)

OTHER (EXPENSE) INCOME:
Interest and other expense	(91,782)	(1,337)	(205,337)	(3,770)
Interest income	547	643	1,218	4,442
Total other (expense) income - net	(91,235)	(694)	(204,119)	672

LOSS BEFORE INCOME TAXES	(646,564)	(85,677)	(860,199)	(991,904)

PROVISION FOR INCOME TAXES	-	-	(2,338)	(1,800)

NET LOSS	$(646,564)	$(85,677)	$(862,537)	$(993,704)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.01)	$(0.05)	$(0.06)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - BASIC AND DILUTED	16,867,236	16,751,137	16,791,705	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended June 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(862,537)	$(993,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	291,229	92,037
Accretion of discount on convertible debt	202,425	-
Depreciation and amortization	130,408	40,017
Amortization of capitalized debt issuance costs	25,091	-
Provision for bad debts	(18,265)	(23,609)
Loss on disposal of property and equipment	-	1,767
Changes in assets and liabilities:
Accounts receivable	(175,321)	297,695
Deferred maintenance fees	(38,670)	-
Inventory, prepaid expenses, and other current assets	4,358	(14,454)
Accounts payable	(21,051)	(55,929)
Accrued payroll and related taxes	23,912	(123,446)
Deferred revenue	108,383	5,062
Deferred rent	(116,563)	(3,982)
Other accrued liabilities	(3,376)	88,196
Net cash used in operating activities	(449,977)	(690,350)

INVESTING ACTIVITIES
Purchases of property and equipment	(6,733)	(9,050)
Investment in software development costs	-	(63,735)
Proceeds from sale of property and equipment	-	70
Net cash used in investing activities	(6,733)	(72,715)

FINANCING ACTIVITIES
Proceeds from the issuance of convertible debt-net	922,223	-
Proceeds from the issuance of common stock	345,000	-
Proceeds from exercise of stock options	10,800	-
Net cash cash provided by financing activities	1,278,023	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	821,313	(763,065)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	674,115	1,300,281
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,495,428	$537,216

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,353	$2,003
Cash paid for income taxes	$2,338	$1,800

NON-CASH FINANCING AND INVESTING ACTIVITIES
Debt discount on convertible note due to warrants	$226,068	$-
Beneficial conversion feature related to convertible debt issued	$401,568	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2010 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2009 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and nine months ended June 30, 2010 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Going Concern

The Company incurred net losses of approximately $647,000 and $863,000 for the three and nine months ended June 30, 2010, respectively, compared to net losses of approximately $86,000 and $994,000 for the three and nine months ended June 30, 2009.  As of June 30, 2010, the Company has incurred an accumulated deficit of approximately $15,700,000.  Net cash used in operating activities decreased from approximately $690,000 in the third quarter of fiscal 2009 to approximately $450,000 in the third quarter of fiscal 2010.  Net cash used in investing activities was approximately $7,000 in the nine months ended June 30, 2010, compared to approximately $73,000 in the nine months ended June 30, 2009.  The Company’s cash balance was approximately $1,495,000 as of June 30, 2010.

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

In December 2009, the Company raised approximately $922,000, net of transaction costs and expenses, from the private placement of debentures and warrants.  This private placement is discussed in greater detail in Note 4 to the financial statements included in this report.

In June 2010, the Company sold 460,000 shares of common stock at $0.75 per share to accredited investors in a private placement, resulting in net proceeds of $345,000.

With the proceeds raised from the issuance of the convertible debentures in December 2009 and the sale of common stock in June 2010 together with improved year-over-year performance, the Company has been able to selectively retain additional staff to pursue its growth plan.

Based on its current operating plan, the Company’s existing working capital may not be sufficient to meet the cash requirements to fund its planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  The Company may need to raise significant additional funds to continue its operations.  Although the Company had negative cash flows from operations during the nine months ended June 30, 2010, the Company did have a significant increase in cash over September 30, 2009.  In the absence of positive cash flows from operations the Company may be dependent on its ability to secure additional funding through the issuance of debt or equity instruments.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms, if attainable at all.

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

Earnings per share

The computation of basic and diluted earnings per share is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net loss	$(646,564)	$(85,677)	$(862,537)	$(993,704)

Weighted-average common shares and share equivalents outstanding - basic and diluted	16,867,236	16,751,137	16,791,705	16,751,137

Earnings per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.05)	$(0.06)

2.	Recently Issued Accounting Pronouncements

During June 2008, the Financial Accounting Standards Board ("FASB") issued an update to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging, (“ASC 815”), which is effective for fiscal years beginning after December 15, 2008. ASC 815 addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock.  If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under ASC 815 is indexed to an entity’s own stock, it is still necessary to evaluate whether it is classified in stockholders’ equity (or would be classified in stockholders’ equity if it were a freestanding instrument).  The Company has determined that ASC 815 did not materially affect its financial statements during the nine months ended June 30, 2010.

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile DepositTM, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $34,000 and $103,000 in the three and nine months ended June 30, 2010, respectively, compared to approximately $11,000 in the three and nine months ended June 30, 2009.

4.	Convertible Debt

On December 10, 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1,000,000 the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

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

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5.00
Stock price volatility	2.07
Expected dividend yield	0%

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the debentures at June 30, 2010:

Principal, including accrued interest of $28,751	$1,041,301
Unamortized discount	(453,962)
Net carrying amount	$587,339

5.	Income Taxes

At September 30, 2009, the Company had net deferred tax assets of approximately $7,240,000.  The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 79% of the net deferred tax assets at October 1, 2009).  Such carryforwards began to expire in 2008 and will continue to expire through 2023.  Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets.  In recording this allowance, management has considered a number of factors, but chiefly, the Company's recent history of sustained operating losses.  Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2009 or June 30, 2010, and has not recognized interest and/or penalties in the statements of operations for the three and nine month periods ended June 30, 2010.

6.	Stockholders' Equity

On June 11, 2010, the Company sold 460,000 shares of common stock at $0.75 per share to accredited investors in a private placement, resulting in net proceeds of $345,000.

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

In connection with the issuance of the convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 4 to the financial statements included in this report.

The following table summarizes warrant activity in the nine months ended June 30, 2010:

	Number of warrants	Weighted-average exercise price
Oustanding and exercisable at September 30, 2009	1,381,428	$0.80
Issued	337,501	$0.91
Exercised for cash	-	-
Expired	-	-
Oustanding and exercisable at June 30, 2010	1,718,929	$0.82

There were no exercises of warrants during the nine months ended June 30, 2010 and 2009. Subsequent to the end of the quarter, on July 27, 2010, a warrant holder exercised a warrant to purchase 200,000 shares of the Company’s common stock at $0.70 per share.  The warrant, which was granted on October 4, 2004, was exercised under the cashless exercise method, resulting in the issuance of 83,333 shares of common stock to the warrant holder and the cancellation of the remaining 116,667 shares in consideration of the issue.  On August 11, 2010, the warrant holder exercised a second warrant to purchase 230,000 shares of the Company's common stock at $0.79 per share.  This warrant, which was granted on June 11, 2004, was also exercised under the cashless exercise method, resulting in the issuance of 108,867 shares of common stock to the warrant holder and the cancellation of the remaining 121,133 shares in consideration of the issue.

Stock-based Compensation

The Company adopted the fair value recognition provisions of the FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at June 30, 2010 was approximately 1.5 years on grants to directors and 6.7 years on grants to employees.

The fair value calculations for stock-based compensation awards to employees for the nine month periods ended June 30, 2010 and 2009 were based on the following assumptions:

	2010	2009
Risk-free interst rate	0.35% - 2.58%	0.44% - 2.29%
Expected life (in years)	5.26	5.31
Expected volatility	217%	192%
Expected dividends	None	None

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and nine months ended June 30, 2010.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

There were 70,000 stock options granted during the three months ended June 30, 2010.

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the three and nine months ended June 30, 2010 and 2009, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$31,785	$7,807	$65,475	$25,376
Sales and marketing	10,199	2,350	19,772	11,074
General and administrative	32,561	13,130	205,982	55,587
Stock-based compensation expense related to employee stock options included in operating expenses	$74,545	$23,287	$291,229	$92,037

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at June 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	3,138,593	0.39	4.96	$974,043
Unvested	1,268,407	0.52	9.16	400,952
Total	4,407,000	0.42	6.17	$1,374,995

As of June 30, 2010, the Company had $631,944 of unrecognized compensation expense expected to be recognized over the weighted average remaining vesting life of approximately 2.2 years.

A summary of option activity under the Company’s stock equity plans during the nine months ended June 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Oustanding, September 30, 2009	3,533,000	$0.56	6.10

Granted:
Board of Directors	150,000	$0.79	2.66
Executive Officers	250,000	$0.79	9.66
Employees	595,500	$0.79	9.41
Exercised	(15,000)	$0.72	-
Cancelled	(106,500)	$1.15	-
Oustanding, June 30, 2010	4,407,000	$0.60	6.17

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2010:

		Weighted
		Average			Weighted
		Remaining			Average
	Number of	Contractual	Weighted	Number of	Exercise Price	Number of
Range of	Options	Life	Average	Exercisable	of Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.69	2,300,500	6.10	$0.29	1,795,318	$0.32	505,182
$0.70 - $0.92	1,341,500	7.70	$0.79	578,275	$0.80	763,225
$1.06 - $1.68	725,000	3.82	$1.11	725,000	$1.11	-
$2.13 - $2.68	38,500	1.65	$2.28	38,500	$2.28	-
$3.25 to $12.37	1,500	0.09	$6.13	1,500	$6.13	-
	4,407,000	6.17	$0.60	3,138,593	$0.62	1,268,407

On June 10, 2009, the Company’s 1999 Stock Option Plan expired in accordance with the terms of the plan, and since that date no further options could be granted under the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of June 30, 2010, options to purchase 678,250 shares of the Company’s common stock were outstanding under the plan.

7.	Product Revenue and Sales Concentrations

Product Revenues

During the three and nine months ended June 30, 2010 and 2009, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue
Software licenses	$370,464	$418,778	$2,076,220	$1,346,869
Maintenance and professional services	452,026	495,960	1,422,246	1,467,600
Total Revenue	$822,490	$914,738	$3,498,466	$2,814,469

Sales Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three and nine months ended June 30, 2010 and 2009, the Company had the following sales concentrations:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customers to which sales were in excess of 10% of total sales:
Number of customers	1	2	3	1
Aggregate percentage of sales	17.0%	30.5%	40.2%	14.8%

Below is a summary of sales to customers to which sales were in excess of 10% of total sales and the corresponding accounts receivable balances for the three and nine months ended June 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales	140,075	279,000	1,404,803	418,000
Accounts receivable balance	21,439	177,000	201,731	100

8.	Related Parties

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

The Company recognized revenues from John Harland of approximately $14,000 and $15,000 for the three months ended June 30, 2010 and 2009, respectively, for professional services, including software maintenance.  Revenue recognized from John Harland for professional services was approximately $45,000 and $46,000 in the nine months ended June 30, 2010 and 2009, respectively.  There was an outstanding accounts receivable balance due from John Harland of approximately $1,000 at both June 30, 2010 and at June 30, 2009.

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

Special Note Regarding Forward-Looking Statements

To the extent that this management’s discussion and analysis of financial condition and results of operations contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that our actual financial condition, operating results and business performance may differ materially from those projected or estimated by us in forward-looking statements.  We have attempted to identify certain of the factors that we currently believe may cause actual future experiences and results to differ from our current expectations.  Please see "Special Note About Forward–Looking Statements" at the beginning of this report.  Please consider our forward-looking statements in light of those risks as you read this report.

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

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, beneficial conversion feature related to debentures and compensation expense related to stock options granted, involve significant estimations with underlying assumptions judgmentally determined.  The valuation of warrants and stock options are based upon a Black-Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions.

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2010 and 2009

Sales

Sales were approximately $822,000 and $915,000 for three months ended June 30, 2010 and 2009, respectively, a decrease of approximately $93,000, or 10%.  Sales of software licenses decreased by approximately $49,000 or 12% to approximately $370,000 in the three months ended June 30, 2010 from approximately $419,000 in the three months ended June 30, 2009.  The decrease in net sales primarily relates to reduced sales of our core products due to the continued decline of manual check processing in the back office of financial institutions.  Sales of maintenance and professional services decreased by approximately $44,000 or 9% to $452,000 in the current fiscal quarter, compared to approximately $496,000 in the same period last year, primarily due to the timing of the renewals of maintenance contracts.

We recognized no revenue from Harland Financial Solutions, a subsidiary of John H. Harland Company (collectively “John Harland”), from the sale of software licenses in the three months ended June 30, 2010 and 2009.  Revenue from John Harland from the sale of maintenance and professional services was approximately $14,000 in the three months ended June 30, 2010, compared to approximately $15,000 in the three months ended June 30, 2009.  John Harland is a related party as discussed in greater detail in Note 8 to our financial statements included in this report.

Cost of Sales

Cost of sales was approximately $203,000 in the three months ended June 30, 2010, compared to approximately $188,000 in the three months ended June 30, 2009, an increase of approximately $15,000 or 8%, primarily due to an increase in sales of products containing third-party software.  The increase in cost of sales resulted in lower margins in the current three-month period.  Stated as a percentage of sales, cost of sales was 25% for the three months ended June 30, 2010, compared to 21% for the three months ended June 30, 2009.

Operations Expenses

Operations expenses include payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Due to the workforce reduction implemented in January 2009, we eliminated our operations department.  Other costs previously included in this department have been reallocated to the other departments.  As a result, there were no operations expenses for the three months ended June 30, 2010 and 2009.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  In the three months ended June 30, 2010 and 2009, selling and marketing expenses were approximately $225,000 and $133,000, respectively, an increase of approximately $92,000 or 69%.  The increase in the current three-month period primarily relates to increased direct operating expenses, such as outside services, travel reimbursements costs and stock-based compensation expense, increased public relations and other product promotion costs and increased personnel costs due to increased headcount.  Stated as a percentage of sales, selling and marketing expenses for the three months ended June 30, 2010 were 27%, compared to 15% in the three months ended June 30, 2009.

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

Research and development expenses for the three months ended June 30, 2010 were approximately $492,000, compared to approximately $410,000 for the three months ended June 30, 2009, an increase of approximately $82,000 or 20%.  The increase in the current three-month period primarily relates to increased direct operating expenses, such as travel reimbursements and stock-based compensation expense, and increased personnel costs due to increased headcount.  Stated as a percentage of sales, research and development expenses were 60% and 45% in the three months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $458,000 in the three months ended June 30, 2010 compared to approximately $269,000 in the three months ended June 30, 2009, an increase of approximately $189,000 or 70%.  The increase in the current three month period primarily relates to increased personnel costs due to payment of a one-time management performance bonus and salary increases and increased direct operating expenses, such as legal fees, travel reimbursements and stock-based compensation expense.  Stated as a percentage of sales, general and administrative expenses were 56% for the three months ended June 30, 2010, compared to 29% for the three months ended June 30, 2009.

Other (Expense) Income

Interest and other expense increased by approximately $91,000 for the three months ended June 30, 2010 to approximately $92,000, compared to approximately $1,000 for the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the debentures issued in December 2009 and accrued interest on the principal amount of the debentures.  Interest income was approximately $1,000 for the three months ended June 30, 2010 and 2009.

Comparison of the Nine Months Ended June 30, 2010 and 2009

Sales

Sales in the nine months ended June 30, 2010 were approximately $3,498,000, compared to approximately $2,814,000 in the nine months ended June 30, 2009, an increase of approximately $684,000 or 24%.  Sales of software licenses increased by approximately $729,000 or 54% to approximately $2,076,000 in the nine months ended June 30, 2010 from approximately $1,347,000 in the nine months ended June 30, 2009.  The increase in software license sales primarily relates to the one-time sale of a $524,000 license of one of our core products to an existing key customer in the second quarter of fiscal 2010 and increased sales of ImageNet Mobile DepositTM software licenses.  Sales of maintenance and professional services were approximately $1,422,000 and $1,468,000 in the nine months ended June 30, 2010 and 2009, respectively, a decrease of approximately $46,000 or 3%, due to the timing of the renewals of maintenance contracts

We recognized no revenue from John Harland from the sale of software licenses in the nine months ended June 30, 2010 and 2009.  Revenue from John Harland from the sale of maintenance and professional services was approximately $45,000 and $46,000 in the nine months ended June 30, 2010 and 2009, respectively.

Cost of Sales

Cost of sales was approximately $739,000 in the nine months ended June 30, 2010, compared to approximately $518,000 in the nine months ended June 30, 2009, an increase of approximately $221,000 or 43%, primarily the result of the increase in sales and the decreased margin on significant sales of our core product in the current nine month period.  Stated as a percentage of sales, cost of sales was 21% for the nine months ended June 30, 2010, compared to 18% for the nine months ended June 30, 2009.

Operations Expenses

As a result of the workforce reduction in January 2009 and the elimination of the operations department, there were no operations expenses for the nine months ended June 30, 2010 compared to approximately $30,000 for the nine months ended June 30, 2009, which included payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Stated as a percentage of sales, operations expenses were 0% and 1% in the nine months ended June 30, 2010 and 2009, respectively.

Selling and Marketing Expenses

Selling and marketing expenses decreased by approximately $63,000 or 9% to $621,000 in the nine months ended June 30, 2010, down from approximately $684,000 in the same period last year.  The decrease in the current nine month period primarily relates to a decrease in personnel costs due to the workforce reduction implemented in January 2009, partially offset by increases in direct operating expenses, such as outside services, travel reimbursements and stock-based compensation expense, and increased public relations and other product promotion costs.  Stated as a percentage of sales, selling and marketing expenses for the nine months ended June 30, 2010 were 18%, compared to 24% in the nine months ended June 30, 2009.

Research and Development Expenses

Research and development expenses for the nine months ended June 30, 2010 were approximately $1,505,000, compared to approximately $1,414,000 for the nine months ended June 30, 2009, an increase of approximately $91,000 or 6%.  The increase in the current nine month period primarily relates to increases in outside services, travel reimbursements, stock-based compensation expense and other direct operating expenses, partially offset by decreases in personnel costs due to the workforce reduction implemented in January 2009.  Stated as a percentage of sales, research and development expenses were 43% and 50% in the nine months ended June 30, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $1,290,000 in the nine months ended June 30, 2010 compared to approximately $1,161,000 in the nine months ended June 30, 2009, an increase of approximately $129,000 or 11%.  The increase in the current nine month period primarily relates to increased personnel costs due to payment of a one-time management performance bonus and salary increases and increases in other direct operating expenses, such as stock-based compensation expense and travel reimbursements, partially offset by decreases in accounting fees and other outside services.  Stated as a percentage of sales, general and administrative expenses were 37% for the nine months ended June 30, 2010, compared to 41% for the nine months ended June 30, 2009.

Other (Expense) Income

Interest and other expense increased by approximately $201,000 for the nine months ended June 30, 2010 to approximately $205,000, compared to approximately $4,000 for the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the debentures issued in December 2009 and accrued interest on the principal amount of the debentures.  Interest income was approximately $1,000 and $4,000 for the nine months ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010, we had approximately $1,495,000 in cash and cash equivalents compared to approximately $674,000 on September 30, 2009, an increase of approximately $821,000, or 122%, primarily related to proceeds of approximately $922,000 from the issuance of the debentures in December 2009.  See Note 4 to our financial statements included in this report.  In addition, in June 2010, we sold 460,000 shares of common stock at $0.75 per share to accredited investors in a private placement, resulting in net proceeds of $345,000.  The balance of accounts receivable was approximately $554,000 and $361,000 at June 30, 2010 and 2009, respectively, an increase of approximately $193,000 or 54%, inclusive of a decrease of approximately $18,000 in the allowance for bad debts.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $809,000 and $701,000 at June 30, 2010 and September 30, 2009, respectively.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.

In addition to the proceeds we raised from the issuance of the convertible debentures in December 2009 and the sale of common stock in June 2010, we financed our cash needs during the nine months ended June 30, 2010 from collections of accounts receivable and existing cash and cash equivalents.  Prior to the December 2009 financing, we financed our cash needs from the collection of accounts receivable and existing cash and cash equivalents.

Net cash used in operating activities during the nine months ended June 30, 2010 was approximately $450,000, compared to approximately $690,000 during the nine months ended June 30, 2009, a decrease of approximately $240,000 or 35%.  The primary uses of cash from operating activities during the nine months ended June 30, 2010 included the net loss of approximately $863,000, an increase in accounts receivable of approximately $193,000, an increase in deferred maintenance fees of approximately $39,000 and a decrease in deferred rent of approximately $117,000 and other accrued liabilities of approximately $3,000, partially offset by an increase in deferred revenue of approximately $108,000.  Net cash used in operating activities in the current nine-month period also included non-cash stock-based compensation of approximately $291,000, accretion of the discount on the debentures of approximately $202,000, amortization of software development costs of approximately $103,000, depreciation and amortization of fixed assets of approximately $27,000 and amortization of debt issuance costs of approximately $25,000.

Net cash used in investing activities was approximately $7,000 during the nine months ended June 30, 2010, compared to approximately $73,000 during the nine months ended June 30, 2009.  The decrease in cash used in investing activities in the current period is primarily due to a decrease of approximately $64,000 in software development costs related to our Mobile Deposit software application, which costs we ceased capitalizing when we completed our first production general release in November 2008, and a reduction of approximately $2,000 in purchases of property and equipment.  We do not have any significant capital expenditures planned for the foreseeable future.

Cash generated from financing activities during the nine months ended June 30, 2010, included: (i) the sale in December 2009 of 5% senior secured convertible debentures in the principal amount of approximately $1,000,000 and warrants to purchase an aggregate of 337,501 shares of our common stock with an exercise price of $0.91 per share, and (ii) the sale in June 2010 of 460,000 shares of our common stock at $0.75 per share, in each case in private placements with accredited investors.  The debentures are convertible into shares of our common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The December 2009 transaction resulted in proceeds to us of approximately $922,000, net of transaction costs and expenses, and the June 2010 transaction resulted in net proceeds of $345,000.

We had working capital of approximately $816,000 and a 1.57 current ratio at June 30, 2010, compared to negative working capital of approximately $280,000 and a 0.80 current ratio at September 30, 2009.  At June 30, 2010, our total liability to equity ratio was 3.82 to 1 compared to 11.73 to 1 on September 30, 2009.  Although our working capital has increased in the current period as a result of the financings completed in December 2009 and June 2010, we continue to experience a significant decline in working capital in the long term.  We do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

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

Based on our current operating plan, our existing working capital may not be sufficient to fund our planned operating expenses, capital expenditures, and working capital requirements for the next twelve months without additional sources of cash and/or the deferral, reduction or elimination of significant planned expenditures.  A shortfall from projected sales levels could have a material adverse effect on our ability to continue operations at current levels.  If this were to occur, we would be forced to liquidate certain assets where possible, and/or to suspend or curtail certain of our operations.  Any of these actions could harm our business, results of operations and future prospects.  To guard against this risk, we intend to seek debt, equity or equity-based financing, as we did in December 2009 and June 2010.  We can give no assurance that we will be able to obtain additional financing on favorable terms or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  The amount of dilution could be increased by the issuance of warrants or securities with other dilutive characteristics, such as anti-dilution clauses or price resets.  If we need additional funding for operations and we are unable to raise it, we may be forced to liquidate assets and/or curtail or cease operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4.                      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS

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

Our operations resulted in a net loss of approximately $647,000 in the three months ended June 30, 2010.  We incurred a loss of approximately $863,000 in the nine months ended June 30, 2010.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2009, the closing price of our common stock ranged from $0.05 to $1.01.  During the first nine months of fiscal 2010, the closing price our common stock price ranged from $0.56 to $1.04.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2010, we sold an aggregate of 460,000 shares of common stock at $0.75 per share to accredited investors in a private placement.

In July 2010, we issued an aggregate of 83,333 shares of common stock upon the cashless exercise of a warrant.

In August 2010, we issued an aggregate of 108,867 shares of common stock upon the cashless exercise of a warrant.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof and/or, with respect to the issuance of common stock upon exercise of warrants, Section 3(a)(9) thereof, and the rules and regulations promulgated thereunder, as transactions by an issuer not involving a public offering.  All recipients of securities disclosed above were accredited or sophisticated and either received adequate information about the registrant or had access, through their relationships with the registrant, to such information.  Appropriate legends were affixed to the share certificates and instruments issued in such transactions.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See the exhibit index immediately following signature page to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MITEK SYSTEMS, INC.

August 16, 2010	By:	/s/ James B. DeBello
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