Form 10-K
period 2010-09-30
MITEK SYSTEMS INC
filed 2010-11-16
CIK 807863

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2010 (See definition of affiliate in Rule 12b-2 of the Exchange Act.) is $7,114,993.

There were 18,316,249 shares outstanding of the registrant's common stock as of October 29, 2010.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2010

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

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information at September 30, 2010 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

In addition to those factors discussed under the heading "Risk Factors" in Item 1A of this report, and in Mitek's other public filings with the Securities and Exchange Commission, important factors could cause actual results to differ materially from our expectations.  These factors include, but are not limited to:

•	adverse economic conditions;
•	general decreases in demand for Mitek's products and services;
•	intense competition (including entry of new competitors), including among competitors with substantially greater resources than Mitek;
•	loss of key customers or contracts;
•	increased or adverse federal, state and local government regulation;
•	inadequate capital;
•	unexpected costs;
•	lower revenues and net income than forecast;
•	the risk of litigation;
•	the possible fluctuation and volatility of operating results and financial condition;
•	adverse publicity and news coverage;
•	inability to carry out marketing and sales plans; and
•	loss of key employees and executives.

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

Overview

Mitek Systems, Inc. was incorporated under the laws of the State of Delaware in 1986.  We are engaged in the development, sale and service of our proprietary software solutions related to mobile imaging applications and intelligent recognition software.

For more than 20 years, Mitek has provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other financial documents.  Mitek’s patented technology is currently used by leading financial organizations in the United States to help process more than 10 billion items per year.

Today, Mitek is applying its patented technology and extensive expertise in image correction, optical character recognition and intelligent data extraction to mobile devices.  Using Mitek Mobile Apps, camera-equipped smartphone users can now deposit checks, pay bills, save receipts and fax documents while on the road or sitting at a desk — eliminating trips to the bank, post office and file cabinet.  Users simply take a picture of the document and our products do the rest — correcting image distortion, extracting relevant data, routing images to their desired location, and processing transactions through users’ financial institutions.

During the past fiscal year, we have leveraged our technology and industry customer relationships to enter the rapidly growing market for mobile financial and business applications.  Our new mobile applications use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.

We have developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their smartphone camera.  Additionally, we have developed and deployed Mobile Receipt™, a receipt archival and expense report application, and Mobile Phax™, a mobile document faxing application using our proprietary technology.  In October, 2010, we announced our newest product, Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera.

Products and Related Markets

Our product family consists of a) mobile imaging applications and b) intelligent recognition software provided as development toolkits.  During fiscal year ended September 30, 2010, we had one operating segment based on our product and service offerings that use our intelligent character recognition and document capture technology, commonly referred to as Image Analytics.

Our proprietary recognition software is used to enable the automation of costly, labor-intensive business functions.  We process images of documents in many ways, including quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text.  Our capabilities can be deployed on any back office, industrial or desktop scanner, or on mobile devices that have a camera, to optimize and extract data from any scanned or photographed check, invoice or other financial document, as well as any other business form.

Our capabilities include:

•	Image repair and optimization;
•	Optical Character Recognition (“OCR”) and Intelligent Character Recognition (“ICR”);
•	Dynamic data finding on any document or check;
•	Distributed capture;
•	Courtesy Amount Recognition (“CAR”) and Legal Amount Recognition (“LAR”);
•	Image analysis of signatures; and
•	Mobile document capture.

Our Proprietary IMagePROVE™ Technology Products

We have invented new pattern recognition software that is able to read and extract data from a photo of any document taken by a smartphone camera, in essence turning smartphone cameras into virtual scanning devices.  Industry analysts forecast that more than 100 million camera-equipped smartphones are shipped annually worldwide.

Dubbed IMagePROVE, we have developed a unique form of mobile document capture software that combines our core recognition technology with advanced mobile image processing capabilities that transform a four-color photograph of a document into a digital image that is equivalent in size, resolution and quality to documents scanned with traditional office copiers and fax machines.

Unlike scanned documents, mobile photographs of documents captured by smartphones are exposed to variable lighting conditions, various angles and focal distance.  Raw photos of documents taken by a smart phone may be of an unknown size and resolution from the original document and are often geometrically distorted, skewed or warped.  As a result, the “raw” mobile document image is virtually unusable.  IMagePROVE uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image.

Using IMagePROVE, we have created a suite of business productivity applications specifically for camera-equipped smartphones, including the iPhone and selected BlackBerry, Android and Windows Mobile handsets, and have concentrated our development on products for financial services, an industry in which we have domain expertise.

We currently have four primary products that use our IMagePROVE technology:

•           Mobile Deposit®;

•           Mobile Receipt®;

•           Mobile Phax™; and

•           Mobile Photo Bill Pay™.

The products are primarily used in the financial services industry.  We have secured sales partnerships with leading system integrators for the financial services industry including Fiserv, FIS, NCR, Jack Henry, Wausau, BankServ, RDM, J&B Software and Bluepoint Solutions, among others.  We were instrumental in creating a new product category now known as Mobile Remote Deposit Capture within the financial services industry.  As a result, our flagship product Mobile Deposit is beginning its commercialization phase and has been successfully launched by several leading banks and financial services companies.

The market opportunity for the adoption of our mobile product line is largely driven by the growth of smartphone sales, including the iPhone, BlackBerry and Android models, plus the growth of wireless data usage.  In addition, Mobile Deposit can be integrated into existing Mobile Banking solutions provided to consumers, a market which Javelin Research forecasts to grow from 13 million users in 2010 to over 100 million users by 2014.  A recent independent study by Mercatus indicated that over half of Mobile Banking users find mobile check deposit a highly desirable feature.

Mobile Deposit®

Our flagship application, Mobile Deposit, is the first smartphone application to utilize our mobile image analytics and pattern recognition software to allow banks to accept check deposits via photos of checks taken with camera-equipped smartphones.  Mobile Deposit allows users to make deposits by photographing the front and back of a check and submitting the item electronically to their bank from their smartphone.  We began to recognize revenue related to Mobile Deposit in the third fiscal quarter of 2009, and received patent #7,778,497 in August, 2010, for the Method and Systems for Mobile Image Capture and Processing of Checks.

Mobile Receipt® and Mobile Phax™

During fiscal 2009, we also launched Mobile Receipt and Mobile Phax.  Mobile Receipt is designed to convert the photo of a receipt taken with a smartphone into a high quality image and with a single touch, converts the data into a professional looking expense report.  Mobile Phax is designed to allow a user to take a photo of any letter sized document or page and send it as a portable document format (“PDF”) file to any email address or fax machine.

Mobile Photo Bill Pay™

In October 2010, we announced our newest product, Mobile Photo Bill Pay.  This application allows users to simply take pictures of their bills with their smartphone cameras and our Mobile Photo Bill Pay product does the rest — correcting image distortion, reading relevant data and processing the transactions through the users’ banks.  The payment is made electronically by debiting the users checking account and using existing online bill pay systems.  With Mobile Photo Bill Pay, users can submit electronic payments from their smartphones without having to write checks, lick stamps, visit a payment location or even use their personal computers.

Mobile Photo Bill Pay is highly secure, accurate, fast and easy to use.  The application allows financial institutions to give their consumer and business customers a convenient and flexible new option for quickly paying their bills.

ImageNet™ Intelligent Character Recognition Toolkits

Our character recognition toolkits are marketed under the brand ImageNet and include a suite of products that leverage our proprietary intelligent character recognition and data extraction software engines.

ImageNet products are designed to provide a high level of accuracy in remittance processing, proof of deposit and lock box processing applications.  Our products are used to reduce manual labor by automatically extracting amounts and routing information from checks and distinguishing between common document types, such as personal and business checks, substitute checks (commonly referred to as “IRDs”), pre-authorized drafts and other document types specified by customers.   We sell our ImageNet suite of products to our channel partners who resell them as integrated components of their solutions and services.

Our ImageNet suite of products include:

•           ImageNet Prep & ID™;

•           ImageNet Payments™;

•           ImageNet Data Capture™; and

•           ImageNet Signatures™.

ImageNet Prep & ID is a software toolkit that is designed to provide automatic form ID, form registration and form/template removal.  We believe it significantly improves automatic data capture (ICR/OCR), forms processing, document imaging and storage performance.  Image Net Prep & ID reduces the image size by removing extraneous information such as pre-printed text, lines, and boxes; leaving only the filled-in data.  It repairs the characters that are left to allow better recognition, enhanced throughput, and higher accuracy rates.

ImageNet Payments allows for the automatic reading of machine and hand print information found on scanned documents and forms from any structured form as well as bank documents, such as checks, deposit slips, and remittance coupons.  ImageNet Payments integrates technology components from the "CheckReader" product that we license from a vendor that is designed to specifically increase read rates of the currency and legal amounts of checks drawn on U.S. and Canadian financial institutions.

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

ImageNet SignaturesTM is a software toolkit that locates, extracts and verifies signatures in any document.  It encodes each target signature and compares it with encoded reference examples rather than comparing actual images.  Our image analytics encode 60 characteristics of each signature which allows for accurate signature fraud detection.

FraudProtect™ Systems

Our FraudProtect™ System is a comprehensive, automated software application designed to allow banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations.

Our FraudProtect suite of products include:

•           FraudProtect™ SDK;

•           PADsafe™; and

•           PayeeFind™.

Our FraudProtect SDK is a toolkit designed to detect check fraud and forgery using image analytics to uncover inconsistencies and alterations in checks as they are processed by banks.  These products are sold to OEMs and system integrators and can detect forged or illegally modified checks.

Our PADsafe product is the first toolkit of its kind using our patented technology to detect fraudulent preauthorized drafts, or "PADs."  PADsafe automatically identifies PADs from checks, and then notifies the user of potentially fraudulent transactions, reducing and often preventing the unauthorized withdrawal of funds.

Our PayeeFind™ product is designed to prevent payee-altered checks from clearing.  As a result, PayeeFind can reduce losses and cut administrative costs by eliminating the need for organizations to complete and file affidavits to recover funds from checks that have cleared with fraudulent payees.  PayeeFind is designed to prevent this type of fraud before recovery becomes an issue.

ImageScore™

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

Research and Development

Typically, our software products are developed internally.  We also purchase or license intellectual property rights.  We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements.  We do not believe we are materially dependent upon licenses or other agreements with third parties for the development of our products.

Internal research and development allows us to maintain closer technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented.  We devise innovative solutions to automated character processing problems, such as the enhancement and improvement of degraded images, and the development of user-manipulated tools to aid in document image processing.  We intend to expand our existing product offerings and to introduce new document image processing software solutions.  In the development of new products and enhancements to existing products, we use our own tools extensively.  We perform all quality assurance and develop documentation internally.  We strive to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.  We intend to continue to support industry standard operating environments.

Our team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and usability of all of our products.  In addition to research and development, our engineering staff provides customer technical support on an as needed basis, along with technical sales support.

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

Our research and development organization included ten software engineers, including four with advanced degrees, and six consultants as of September 30, 2010.  We balance our engineering resources between development of ICR technology and applications development.  All of our software engineers are involved in applications development, including ICR research and development of the Service Oriented Architecture compliant ImageNet API recognition engine suite, with solutions for Payments Prep & ID, Mobile Capture, Data Capture, Fraud Detection and Signatures, quality assurance, and customer services and support.

Intellectual Property

Our success depends significantly upon our proprietary technology.  We attempt to protect our intellectual property rights primarily through copyrights, trademarks, trade secrets, employee and third party nondisclosure agreements and other measures.  If we are unable to protect our intellectual property or infringe intellectual property of a third party, our operating results could be harmed.

As of September 30, 2010, we have been awarded a total of eight patents, three of which were awarded in 2010.  In August 2010, we were granted a patent for our Mobile Deposit mobile Remote Deposit Capture (RDC) application.  The patent covers the process of capturing a color image of a financial document using a mobile device and then transmitting the image to a server where the image can be manipulated such that information in the financial document can be interpreted and retrieved by the financial institution's remote deposit capture capabilities. The patent also covers the steps of detecting the financial document in the image, converting the image and correcting the orientation and size of the image.  In addition, six of our patents generally cover System and Method for Check Fraud detection using Signature Validation.  As of September 30, 2010, we had six additional patent applications on file.  We have 21 registered trademarks and we will continue to evaluate the registration of additional trademarks as appropriate.  We claim common law protection for, and may seek to register, other trademarks.  In addition, we generally enter into confidentiality agreements with our employees.

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

We recorded a significant portion (33%) of our revenues from three customers in fiscal year 2010.  In fiscal year 2009, 16% of our revenues were to one customer.

International sales accounted for approximately 10% and 15%, of our net sales for the fiscal years ended September 30, 2010 and 2009, respectively.  International sales in fiscal year 2010 were made to customers in 12 countries including Australia, Bahrain, Canada, Finland, Greece, Japan, Spain and the United Kingdom.  We sell our products in United States currency only.

Maintenance and Support

Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers in operating the systems.  We have an internal customer service department that handles installation and maintenance requirements.  The majority of inquiries are handled by telephone.  For more complicated issues, our staff, after customer consent, can log on to our customers' systems remotely.  Occasionally, visits to the customers' facilities are required to resolve support issues.  We maintain our customers' software largely through releases that contain improvements and incremental additions.  Nearly all of our customers purchase post contract support from us.  These services are a significant source of our recurring revenue and they are typically contracted on an annual basis and priced at approximately 18% of the license fee of the particular software product.

We typically provide telephone maintenance and support on a contractual basis after the initial 90-day product warranty has expired.  On site support is made at the customer's request along with pre-approval of reimbursable expenses from the customer.  Customers with maintenance coverage receive software updates from us on an if-and-when-available basis only.  Foreign distributors generally provide customer training, service and support for the products they sell.  Additionally, our products are supported internationally by distributors.  Technical support is provided by telephone as well as technical visits if necessary in addition to those previously mentioned.

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

Competition

Our mobile products address a new market for the use of smartphone cameras and therefore face emerging competition primarily from start-up ventures.  We believe our products are among the first smartphone solutions of their type, but we anticipate growing competition as the market matures.

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

Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors.  Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support.  We believe our primary competitive advantages in this market are (i) recognition accuracy with regard to hand printed characters, (ii) flexibility, because our products may operate in several Microsoft Web Services environments, (iii) scalability and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality and configured for new products thereby allowing our software to be easily upgraded.  Despite these advantages, Image Net competitors have existed longer and have far greater financial resources and industry connections than we have.

Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Employees and Labor Relations

As of September 30, 2010, we employed a total of 19 persons, all of which are employed on a full-time basis, consisting of six in sales and marketing, ten in research and development, product management, network administration and support and three in finance, administration and other capacities.  We engaged various consultants in the area of research and development, product development and marketing during the fiscal year ended September 30, 2010.  We have never had a work stoppage.  None of our employees are represented by a labor organization, and we consider our relations with our employees to be good.

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

Risks Associated With Our Business

We may need to raise additional capital to fund continuing operations.  If our financing efforts are not successful, we may not be able to continue our operations.

We may require additional financing in order to complete our stated plan of operations for the next twelve months.  While we believe that, if additional financing is required, we will be able to secure additional financing through outside financing, there can be no assurance that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us or that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows.  If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

In addition, the tightening of the credit markets over the last year could make it more difficult to obtain financing through the issuance of equity or debt securities.  Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may include restrictive covenants and require significant collateral.  Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock.

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of approximately $682,000 and $1,322,000 for the years ended September 30, 2010 and 2009, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

We do not currently have a credit facility in place, or any arrangement that we can draw upon for additional capital.

Our current cash on hand and cash generated from operations may not be sufficient to sustain our business for the next twelve months and we can make no assurance that we will not need additional financing during the next twelve months or beyond.  Actual sales, expenses, market conditions or other factors which could have a material affect upon us could require us to obtain additional financing.  If such financing is not available, or if available, is not available on terms acceptable to us, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

Because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues and cause us to be unable to continue our business.

We currently derive substantially all of our product revenues from licenses and sales of software products to customers incorporating our character recognition technology.  As a result, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for document image processing, negative publicity or obsolescence of the software environments in which our products operate could result in lower sales or gross margins.

If economic or other factors negatively affect the small and medium-sized business sector, our customers may become unwilling or unable to purchase our products and services, which could cause our revenue to decline.

Many of our existing and target customers are in the small and medium-sized business sector.  These businesses are more likely to be significantly affected by economic downturns than larger, more established businesses.  Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services.  If small and medium-sized businesses experience economic hardship, it could negatively affect the overall demand for our products and services, and could cause our revenue to decline.

Competition in our market may result in pricing pressures, reduced margins or the inability of our products and services to achieve market acceptance.

We compete against numerous other companies that address the character recognition market, many of which have greater financial, technical, marketing and other resources than we do.  Other companies could choose to enter our marketplace.  We may be unable to compete successfully against our current and potential competitors, which may result in price reductions, reduced margins and the inability to achieve market acceptance for our products.  Moreover, from time to time, our competitors or we may announce new products or technologies that have the potential to replace our existing product offerings.  There can be no assurance that the announcement of new product offerings will not cause potential customers to defer purchases of our existing products, which could adversely affect our business, operating results and financial condition.

We must continue extensive research and development in order to remain competitive.

Our ability to compete effectively with our character recognition product line depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage.  Rapidly advancing technology and rapidly changing user preferences characterize the markets for products incorporating character recognition technology.  Our continued growth will ultimately depend upon our ability to develop additional technologies and attract strategic alliances for related or separate product lines.  There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

Our new products may fail to gain market acceptance.

If our new products fail to gain market acceptance, our business, operating results and financial condition would be materially adversely affected by lower sales.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results have in the past and may in the future vary significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically.  Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price.  We expect quarterly and annual fluctuations to continue for the foreseeable future.

Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us.  If we do not meet our forecasts or analysts' forecasts for us, the price of our common stock may decline.

Historically, a significant portion of our sales have resulted from shipments during the last few weeks of the quarter from orders received in the final month of the applicable quarter.  We do, however, base our expense levels, in significant part, on our expectations of future revenue.  As a result, we expect our expense levels to be relatively fixed in the short term.  Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses.  Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected.  As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance.  If our operating results for a quarter are below the expectations of public market analysts and investors, the price of our common stock may be materially adversely affected.

Revenue recognition accounting standards and interpretations may change, causing us to recognize lower revenues.

The accounting industry and the Securities and Exchange Commission ("SEC") staff continue to discuss certain provisions of the revenue recognition standards that were incorporated into the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) within ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) with the objective of providing additional guidance on potential application of the standards and interpretations.  These discussions could lead to unanticipated changes in revenue recognition standards and, as a result, in our current revenue accounting practices, which could cause us to recognize lower revenues and lead to a decrease in our stock price.

Our products may have product defects that could damage our reputation, sales and profitability.

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

We generally rely on trademark, trade secret, copyright and patent law to protect our intellectual property.  For example, the source code for our proprietary software is protected both as a trade secret and as a copyrighted work. We may also rely on creative skills of our personnel, new product developments, frequent product enhancements and reliable product maintenance as means of protecting our proprietary technologies.  There can be no assurance, however, that such means will be successful in protecting our intellectual property.  It may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization, or to develop one or more technologies that are similar or superior to our technologies.

We may have difficulty protecting our proprietary technology in countries other than the United States.

We operate in a number of countries other than the United States.  Effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.  Moreover, there can be no assurance that the protection provided to our proprietary technology by the laws and courts of foreign countries against piracy and infringement will be substantially similar to the remedies available under the laws of the United States.  Any of the foregoing considerations could result in a loss or diminution in value of our intellectual property.

Companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

We have in the past had companies claim that certain technologies incorporated in our products infringe their patent rights.  Although we have resolved the past claims and there are currently no claims of infringement pending against us, there can be no assurance that we will not receive notices in the future from parties asserting that our products infringe, or may infringe, on their intellectual property rights.  There can be no assurance that licenses to disputed technology or intellectual property rights would be available on reasonable commercial terms, if at all.

Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights.  Litigation, either as plaintiff or defendant, could result in significant expense to us or divert the efforts of our technical and management personnel from operations, whether or not such litigation is resolved in our favor.  In the event of an adverse ruling in any such litigation, we might be required to pay substantial damages, discontinue the use and sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to infringing technology.  There are no assurances that, in the event of a successful claim against us, we would be able to develop or license a substitute technology.

We depend upon our key personnel.

Our future success depends in large part on the continued service of our key technical and management personnel.  We do not have employment contracts with or "key person" life insurance policies on, any of our employees, including Mr. John M. Thornton, the Chairman of our Board of Directors, and Mr. James B. DeBello, our President, Chief Executive Officer and Chief Financial Officer.  Loss of services of key employees could have a material adverse effect on our operations and financial condition.  We are also dependent on our ability to identify, hire, train, retain and motivate high quality personnel, especially highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications.  The high technology industry is characterized by a high level of employee mobility and aggressive recruiting of skilled personnel.

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

As of October 29, 2010: (i) John M. Thornton, who is the Chairman of our Board of Directors and his spouse, Sally B. Thornton, who is also a member of our Board of Directors, beneficially owned approximately 16% of our outstanding common stock; (ii) our directors and executive officers as a group, including Mr. and Mrs. Thornton, beneficially owned approximately 25% of our outstanding common stock; and (iii)  John H. Harland Company beneficially owned approximately 13% of our outstanding common stock.  The foregoing stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock is quoted on the Over-The-Counter Bulletin Board.

Our common stock is currently quoted on the Over-The-Counter ("OTC") Bulletin Board.  If our common stock became ineligible to be quoted on the OTC Bulletin Board, it would likely continue to be listed on the "pink sheets."  Securities that trade on the OTC Bulletin Board or the "pink sheets" are subject to certain securities regulations that may limit, in certain circumstances, certain trading activities in our common stock, reduce the trading volume in our common stock or the market price of our common stock.  Securities that trade on the OTC market also typically exhibit extreme price and volume fluctuations.  These broad market factors may materially adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, individual companies whose securities have exhibited periods of volatility in their market price have had securities class action litigation instituted against that company.  This type of litigation, if instituted, could result in substantial costs and a diversion of management's attention and resources.

We may issue preferred stock, which could adversely affect the rights of common stock holders.

Although our Board of Directors currently has no plans to issue shares of our preferred stock, our Board of Directors is authorized to issue up to 1,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders.  The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future.  The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.  In addition, Section 203 of the Delaware General Corporation Law restricts certain business combinations with any "interested stockholder" as defined by such statute.  The statute may have the effect of delaying, deferring or preventing a change in our control.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  During the fiscal year ended September 30, 2010, the closing price of our common stock ranged from $0.56 to $1.78.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.

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

Our principal executive office, as well as our research and development facility, is located in an office building in San Diego, California that we lease under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The term of the lease on this facility commenced in December 2005 and expires in December 2012.  In February 2009, the lease was amended to allow us to defer the payment of 50% of the basic rent due for the months of February through September 2009.  We repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010.  In addition, in connection with the February 2009 amendment, we waived our right to exercise an early termination option.  The base monthly rent for the facility in fiscal 2009 under this lease was approximately $27,080.  In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet from approximately 15,927 square feet to approximately 14,205 square feet, which reduced our basic rent proportionately starting in December 2009.  The base monthly rent for our facility in fiscal 2010 under this lease was approximately $24,900.  The base monthly rent increases every twelve months by approximately 3%.

Our facility is covered by adequate insurance and we believe the leased space is sufficient for our current and future needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is traded on the Over-The-Counter ("OTC") Bulletin Board under the symbol MITK.OB.  The closing bid price of our common stock on October 29, 2010 was $2.45.

The following table sets forth, for the fiscal period indicated, the high and low closing bid prices for our common stock as reported on the OTC Bulletin Board.  The quotations for our common stock traded on the OTC Bulletin Board may reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2010
Fourth Quarter	$1.78	$0.80
Third Quarter	0.95	0.56
Second Quarter	0.85	0.60
First Quarter	1.04	0.60

FISCAL YEAR ENDED SEPTEMBER 30, 2009
Fourth Quarter	$1.01	$0.11
Third Quarter	0.35	0.10
Second Quarter	0.13	0.05
First Quarter	0.34	0.06

Holders

As of October 29, 2010, there were 412 shareholders of record of our common stock.

Dividends

We have not paid any dividends on our common stock.  We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.  In addition, under the terms of the debentures we issued in December 2009, as long as any portion of such debentures remain outstanding, we may not pay cash dividends or distributions on any of our equity securities without the prior written consent of the holders of at least two-thirds of the principal amount of the then outstanding debentures.

Repurchases

We did not repurchase any of our equity securities during the year ended September 30, 2010.

Sales of Equity Securities During the Period

All equity securities that we sold during the period covered by this report that were not registered under the Securities Act of 1933 has been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.  Following the period covered by this report, in October 2010, we sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of approximately $750,000.  The sale of such shares was exempt from registration under the Securities Act of 1933 under Section 4(2) thereof and the rules and regulations promulgated thereunder, as transactions by an issuer not involving a public offering. The foregoing private placement did not involve any underwriters, underwriting discounts or commissions, or any public offering.  Appropriate legends were affixed to the share certificates issued in the private placement.

ITEM 6.	SELECTED FINANCIAL DATA.

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our financial statements and the notes to those statements included in this report.  This discussion and analysis may contain forward-looking statements, which are based on information that is currently available to us, speak only as of the date hereof, and are subject to certain risks and uncertainties.  See "IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS," at the beginning of this report.  Our actual results may differ materially from those anticipated in these forward-looking statements.  In evaluating such statements, we urge you to carefully consider various factors identified in this report, including those discussed under "Risk Factors" in Item 1A of this report, which could cause actual results to differ materially from those indicated by such forward-looking statements.

RESULTS OF OPERATIONS

Net Sales

Net sales were approximately $5,119,000 and $3,619,000 for fiscal 2010 and 2009, respectively, an increase of approximately $1,500,000, or 41%.  Sales of software licenses increased by approximately $1,518,000 or 90% to approximately $3,211,000 in the year ended September 30, 2010 from approximately $1,693,000 in the year ended September 30, 2009.  The increase in software license sales in the current fiscal year primarily relates to an increase in sales of our Mobile Deposit software application of approximately $980,000 and a one-time sale of a license of one of our core products of approximately $524,000 to an existing key customer.  Sales of maintenance and professional services were approximately $1,908,000 and $1,926,000 in the years ended September 30, 2010 and 2009, respectively, a decrease of approximately $18,000 or 1%, primarily due to the timing of the renewals of maintenance contracts.

We recognized no revenue from the sale of software licenses to John H. Harland Company and its subsidiary, Harland Financial Solutions, in fiscal 2010, compared to approximately $6,000 in fiscal 2009.  Revenue recognized from professional services, including software maintenance, were approximately $59,000 and $60,000 in fiscal 2010 and 2009, respectively.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party.  See Note 7 to our financial statements included in Item 8 of this report.

Cost of Sales

Cost of sales was approximately $950,000 in the year ended September 30, 2010, compared to approximately $669,000 in the year ended September 30, 2009, an increase of approximately $281,000 or 42%, primarily the result of the increase in sales in the current fiscal year.  Stated as a percentage of sales, cost of sales was 19% for the year ended September 30, 2010, compared to 18% for the year ended September 30, 2009.

Operations Expenses

As a result of the workforce reduction in January 2009 and the elimination of the operations department, there were no operations expenses for the year ended September 30, 2010, compared to approximately $30,000 for the year ended September 30, 2009.  Operations expenses included payroll, employee benefits, and other personnel-related costs associated with purchasing, shipping and receiving.  Stated as a percentage of sales, operations expenses were 0% and 1% for the years ended September 30, 2010 and 2009, respectively.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $930,000 and $857,000 for fiscal 2010 and 2009, respectively, an increase of approximately $73,000 or 9%.  Stated as a percentage of net sales, selling and marketing expenses in fiscal years 2010 and 2009 were 18% and 24%, respectively.  The increase in the current fiscal year is primarily due to increased direct operating expenses, such as outside services, travel expenses and stock-based compensation, partially offset by decreased personnel costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with product development.  These costs are incurred to develop new products and to maintain and enhance existing products.  We retain what we believe to be sufficient staff to sustain our existing product lines, including development of new, more feature-rich versions of our existing product, as we determine the marketplace demands.  We also employ research personnel, whose efforts are instrumental in ensuring product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses for fiscal 2010 were approximately $2,002,000, compared to approximately $1,901,000 for fiscal 2009, an increase of approximately $101,000 or 5%.  The increase in the current fiscal period primarily relates to increased direct operating expenses, such as software licenses, equipment rental, outside services, travel expenses and stock-based compensation.  Stated as a percentage of net sales, research and development expenses were 39% and 53% in fiscal years 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $1,620,000 in fiscal 2010 compared to approximately $1,481,000 in fiscal 2009, an increase of approximately $139,000 or 9%.  The increase in the current fiscal year was primarily due to increased personnel costs due to payment of a one-time management performance bonus, salary increases and increases in other direct operating expenses, such as stock-based compensation expense, legal and travel reimbursements, partially offset by decreases in accounting-related fees and other outside services.  Stated as a percentage of net sales, general and administrative expenses were 32% and 41% in fiscal 2010 and 2009, respectively.

Interest and Other Income (Expense)

Interest and other expense increased by approximately $292,000 for the year ended September 30, 2010 to approximately $298,000, compared to approximately $6,000 for the same period last fiscal year.  The increase in the current period primarily relates to accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures.  Interest income was approximately $2,000 and $5,000 for the years ended September 30, 2010 and 2009, respectively.

Income Taxes

For the fiscal 2010 and 2009, we recorded tax provisions of approximately $2,300 and $1,800, respectively, for income taxes which was primarily state franchise tax.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2010, we had approximately $1,305,000 in cash and cash equivalents compared to approximately $674,000 on September 30, 2009, an increase of approximately $631,000 or 94%.  The increase in cash was primarily due to our successfully securing additional financing during the past twelve months.  In December 2009, in a private placement with accredited investors, we issued 5% senior secured convertible debentures in an aggregate principal amount of approximately $1,000,000 which resulted in aggregate net proceeds of approximately $922,000.  These debentures are convertible at the option of the holder at any time and from time to time through December 2011 at a conversion price per share of $0.75. Interest on these debentures at the rate of 5% per annum is payable, at our option, in cash or in shares of our common stock, subject to us meeting certain conditions.  In June 2010, in a separate private placement, we sold 460,000 shares of common stock at $0.75 per share to accredited investors which resulted in aggregate net proceeds of approximately $345,000.

In addition to the proceeds we raised from the December 2009 and the June 2010 private placements, we financed our cash needs during the past twelve months from collections of accounts receivable and existing cash and cash equivalents.  Prior to the December 2009 private placement, we financed our cash needs from the collection of accounts receivable and existing cash and cash equivalents.  The balance of accounts receivable was approximately $1,222,000 and $361,000 at September 30, 2010 and 2009, respectively, an increase of approximately $861,000 or 239%.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue, which consists of maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis, was approximately $831,000 and $701,000 at September 30, 2010 and 2009, respectively.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.

Net cash used in operating activities during the year ended September 30, 2010 was approximately $806,000, compared to approximately $553,000 during the year ended September 30, 2009, an increase of approximately $253,000 or 46%.  The primary uses of cash from operating activities during the year ended September 30, 2010 included the net loss of approximately $682,000, increases in accounts receivable of approximately $861,000 and deferred maintenance fees of approximately $32,000, and decreases in accounts payable of approximately $128,000, deferred rent of approximately $119,000 and other accrued liabilities of approximately $22,000, partially offset by an increase in deferred revenue of approximately $131,000.  Net cash used in operating activities in the current fiscal year also included non-cash stock-based compensation of approximately $406,000, non-cash interest expense on convertible debt of approximately $295,000, amortization of software development costs of approximately $137,000, depreciation and amortization of fixed assets of approximately $36,000 and amortization of debt issuance costs of approximately $36,000.

Net cash used in investing activities was approximately $9,000 during the year ended September 30, 2010, compared to approximately $73,000 during the year ended September 30, 2009.  The decrease in cash used in investing activities in the current period is primarily due to a decrease of approximately $64,000 in software development costs related to our Mobile Deposit software application, which costs we ceased capitalizing when we completed our first production general release in November 2008.

Cash generated from financing activities during the year ended September 30, 2010, included:

(i) the sale in December 2009 of 5% senior secured convertible debentures in the principal amount of approximately $1,000,000 and warrants to purchase an aggregate of 337,501 shares of our common stock with an exercise price of $0.91 per share in a private placement with accredited investors, resulting in net proceeds of approximately $922,000;

(ii) the sale in June 2010 of 460,000 shares of our common stock at $0.75 per share in a private placement with accredited investors, resulting in net proceeds of approximately $345,000; and

(iii) proceeds of approximately $179,000 from the exercise of warrants and stock options.

We had working capital of approximately $1,420,000 and a 2.1 current ratio at September 30, 2010, compared to negative working capital of approximately $280,000 and a 0.80 current ratio at September 30, 2009.  At September 30, 2010, our total liability to equity ratio was 2.00 to 1 compared to 11.73 to 1 on September 30, 2009.

After the current fiscal year, in October 2010, we sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of approximately $750,000.  Although our working capital has increased in the past twelve months as a result of the recent financings, we do not currently have any credit facilities in place, or any arrangement that we can draw upon for additional capital.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months.  In the absence of positive cash flows from operations, we may need to raise, and our business may be dependent upon raising, significant additional funds to continue our activities.  If adequate funds are not available, we may be forced to significantly curtail our operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  If additional funds are required, our failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on our business, results of operations and financial position.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP").  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates by management are affected by management's application of accounting policies are subjective and may differ from actual results.  Our critical accounting policies include revenue recognition, allowance for accounts receivable, fair value of equity instruments and accounting for income taxes.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of the our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately.  Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the notes to our audited financial statements included in this report.

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

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Mayer Hoffman McCann P.C.
San Diego, California
November 16, 2010

MITEK SYSTEMS, INC
BALANCE SHEETS

	September 30,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,305,049	$674,115
Accounts receivable including related party of $3,705 and $10,003, respectively, net of allowance of $6,003 and $24,268, respectively	1,221,599	360,817
Deferred maintenance fees	93,337	60,683
Inventory, prepaid expenses and other current assets	87,335	49,910
Total current assets	2,707,320	1,145,525

PROPERTY AND EQUIPMENT, net	34,293	60,367
SOFTWARE DEVELOPMENT COSTS, net	228,596	365,753
OTHER LONG-TERM ASSETS	38,247	29,465

TOTAL ASSETS	$3,008,456	$1,601,110

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$228,514	$356,305
Accrued payroll and related taxes	196,531	206,197
Deferred revenue	831,372	700,714
Deferred rent, current	9,193	118,732
Other accrued liabilities	21,870	44,023
Total current liabilities	1,287,480	1,425,971

Convertible debt	679,801	-
Deferred rent, non-current	39,716	49,374

TOTAL LIABILITIES	2,006,997	1,475,345

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 17,816,249 and 16,751,137 issued and outstanding, respectively	17,816	16,751
Additional paid-in capital	16,477,981	14,920,999
Accumulated deficit	(15,494,338)	(14,811,985)
Total stockholders' equity	1,001,459	125,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,008,456	$1,601,110

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2010	2009

SALES
Software	$3,210,660	$1,692,707
Maintenance and professional services	1,908,241	1,925,908

	5,118,901	3,618,615

COSTS AND EXPENSES:
Cost of sales-software	720,212	438,385
Cost of sales-maintenance and professional services	229,933	230,972
Operations	-	29,840
Selling and marketing	929,685	857,088
Research and development	2,002,399	1,901,327
General and administrative	1,620,357	1,480,666
Total costs and expenses	5,502,586	4,938,278

OPERATING LOSS	(383,685)	(1,319,663)

OTHER INCOME (EXPENSE):
Interest and other expense	(298,124)	(5,572)
Interest income	1,794	5,071
Total other expense - net	(296,330)	(501)

LOSS BEFORE INCOME TAXES	(680,015)	(1,320,164)

PROVISION FOR INCOME TAXES	(2,338)	(1,800)

NET LOSS	$(682,353)	$(1,321,964)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	16,946,263	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
For the years ended September 30, 2010 and 2009

	Common Stock		Additional		Total
	Outstanding	Common	Paid-In	Accumulated	Stockholders
	(Shares)	Stock	Capital	Deficit	Equity

Balance, September 30, 2008	16,751,137	$16,751	$14,804,884	$(13,490,021)	$1,331,614

Stock-based compensation expense	-	-	116,115	-	116,115
Net loss	-	-	-	(1,321,964)	(1,321,964)

Balance, September 30, 2009	16,751,137	$16,751	14,920,999	(14,811,985)	125,765

Discount on convertible debt			627,636	-	627,636
Issuance of common stock	460,000	460	344,540	-	345,000
Exercise of warrants	163,646	164	148,755	-	148,919
Exercise of stock options	72,488	72	30,151	-	30,223
Cashless exercise of warrants	300,012	300	(300)	-	-
Cashless exercise of stock options	68,966	69	(69)	-	-
Stock-based compensation expense	-	-	406,269	-	406,269
Net loss	-	-	-	(682,353)	(682,353)

Balance, September 30, 2010	17,816,249	$17,816	$16,477,981	$(15,494,338)	$1,001,459

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS

	For the years ended
	September 30,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(682,353)	$(1,321,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	406,269	116,115
Non-cash interest expense on convertible debt	294,887	-
Depreciation and amortization	172,598	83,631
Amortization of capitalized debt issuance costs	36,382	-
Provision for bad debts	(18,265)	(23,609)
Loss on disposal of property and equipment	-	1,767
Changes in assets and liabilities:
Accounts receivable	(842,517)	575,623
Deferred maintenance fees	(32,654)	(60,683)
Inventory, prepaid expenses and other current assets	7,738	50,090
Accounts payable	(127,791)	(47,620)
Accrued payroll and related taxes	(9,666)	(83,103)
Deferred revenue	130,658	24,629
Deferred rent	(119,197)	112,361
Other accrued liabilities	(22,153)	19,311
Net cash used in operating activities	(806,064)	(553,452)

INVESTING ACTIVITIES
Purchases of property and equipment	(9,367)	(9,050)
Investment in software development costs	-	(63,734)
Proceeds from sale of property and equipment	-	70
Net cash used in investing activities	(9,367)	(72,714)

FINANCING ACTIVITIES
Proceeds from the issuance of convertible debt-net	922,223	-
Proceeds from the issuance of common stock	345,000	-
Proceeds from exercise of warrants	148,919	-
Proceeds from exercise of stock options	30,223	-
Net cash cash provided by financing activities	1,446,365	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	630,934	(626,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	674,115	1,300,281

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,305,049	$674,115

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,540	$3,724
Cash paid for income taxes	$2,338	$1,800

NON-CASH FINANCING AND INVESTING ACTIVITIES
Debt discount on convertible note due to warrants	$226,068	$-
Beneficial conversion feature related to convertible debt issued	$401,568	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2010 AND 2009

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the "Company") is primarily engaged in the development, sale and service of its proprietary software solutions related to mobile imaging applications and intelligent character recognition software.  The Company’s technology is currently used to process checks by banks and is used in other markets for specialized applications.

The Company's new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.  The Company has developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their smartphone camera.  Additionally, the Company has developed and deployed Mobile Receipt®, a receipt archival and expense report application, and Mobile Phax™, a mobile document faxing application using its proprietary technology.  In October, 2010, the Company announced its newest product, Mobile Photo Bill Pay™, which allows a user to pay any bill or invoice by simply snapping a photograph with their smartphone camera.

Basis of Accounting

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification TM (“ASC”) Topic 105-10, Generally Accepted Accounting Principles (“ASC 105-10”), in accordance with accounting principles generally accepted in the United States of America.

Liquidity

During the years ended September 30, 2010 and 2009, the Company has incurred losses of approximately $682,000 and $1,322,000, respectively, and has an accumulated deficit of approximately $15,500,000 as of September 30, 2010.  Cash used for operations increased from approximately $553,000 in 2009 to approximately $806,000 in 2010.  Cash used in investing activities during the year ended September 30, 2010 was approximately $9,000, compared to approximately $73,000 in the year ended September 30, 2009.  Cash provided by financing activities in the year ended September 30, 2010 was approximately $1,400,000.  No cash was provided by financing activities in fiscal 2009.  The Company has a cash balance of approximately $1,300,000 as of September 30, 2010.

During the past fiscal year, and despite severe economic constraints, the Company embarked on a strategy to create mobile applications using its existing and newly developed imaging technology to deposit checks captured by smartphone cameras.  As a result of these activities, the Company has generated interest among the banking industry and has secured original equipment manufacturers (“OEM”) partnerships with the leading system integrators for the financial services industry.

The Company has successfully secured additional financing during the past fiscal year.  In December 2009, in a private placement with accredited investors, the Company issued 5% senior secured convertible debentures in an aggregate principal amount of approximately $1,000,000 which resulted in aggregate net proceeds of approximately $922,000.  These debentures are convertible at the option of the holder at any time and from time to time through December 2011 conversion price per share of $0.75. Interest on these debentures at the rate of 5% per annum is payable, at the Company’s option, in cash or in shares of common stock, subject to the Company meeting certain conditions.  In June 2010, in a separate private placement, the Company sold 460,000 shares of common stock at $0.75 per share to accredited investors which resulted in aggregate net proceeds of approximately $345,000.  In addition, on October 1, 2010, the Company sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of approximately $750,000.

Based on its current operating plan, the Company believes the current cash balance and cash expected to be generated from operations will be adequate to satisfy its working capital needs for the next twelve months.  In the absence of positive cash flows from operations, the Company may need to raise and its business may be dependent upon raising significant additional funds to continue its activities.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  If additional funds are required, the Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

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

Fair Value of Financial Instruments

The carrying amount of cash, cash equivalents, accounts receivable, accounts payable, and accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.  The Company believes the carrying value of its debt approximates fair value.

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels, which do not contain multiple elements, are recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), are met.  If the requirements of ASC 985-605, including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific objective evidence about the fair value of an element are not met at the date of shipment, revenue is not recognized until such elements are known or resolved.  Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements.  Vendor specific objective evidence, or VSOE, of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers.  In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration.  Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items.  Revenue from post-contract customer support is recognized ratably over the term of the contract.  Revenue from professional services is recognized when such services are delivered and accepted by the customer.  When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers our professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project as those milestone objectives are deemed to be substantive in relationship to the work performed.  Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $40,000 and $18,000 during the years ended September 30, 2010, and 2009, respectively.

Cash and Cash Equivalents

Cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less.  A substantial portion of the Company’s cash is deposited with two financial institutions.  The Company monitors the financial condition of these financial institutions and it does not believe that funds on deposit are subject to a significant degree of risk.  In May 2009, in response to the crisis in the banking industry, the FDIC extended the increased basic deposit insurance limit of $250,000 per depositor through December 31, 2013, at which time the limit will return to $100,000.  Any financial problems with the financial institutions in which the Company deposits its funds may impact the Company’s cash balances.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company's best estimate for probable losses inherent in accounts receivable balances.  Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Inventories

Inventories primarily consisting of media storage devices are recorded at the lower of cost or market.

Property and Equipment

Property and equipment are carried at cost.  Following is a summary of property and equipment as of September 30, 2010 and 2009:

	2010	2009
Property and equipment - at cost:
Equipment	$651,525	$642,158
Furniture and fixtures	143,701	143,701
Leasehold improvements	49,300	49,300
	844,526	835,159

Less: accumulated depreciation and amortization	(810,233)	(774,792)
Total property and equipment, net	$34,293	$60,367

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years.  Leasehold improvements are amortized over the shorter of the life of the lease or seven years.  Depreciation and amortization of property and equipment totaled approximately $36,000 and $38,000 for the years ended September 30, 2010 and 2009, respectively.  Expenditures for repairs and maintenance are charged to operations.  Total repairs and maintenance expenses were approximately $30,000 and $9,000 for the years ended September 30, 2010 and 2009, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets including license agreements and other intangible assets when events and circumstances indicate that these assets may be impaired or whether any revision to the related amortization periods should be made.  This evaluation is based on management's projections of the undiscounted future cash flows associated with each product or asset.  If management's evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount the carrying amount of the assets exceeds the fair value of the assets.  The Company did not record any impairment for the years ended September 30, 2010 and 2009.

Research and Development

Research and development costs are expensed in the period incurred.

Capitalized Software Development Costs

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product.  Any such excess is written off through accelerated amortization in the quarter it is identified.  Determining net realizable value, as defined by FASB ASC Topic 985-20, Costs of Software to Be Sold, Leased, or Marketed ("ASC 985-20"), requires making estimates and judgments in quantifying the appropriate amount to write off, if any.  Actual amounts realized from the software products could differ from those estimates.  Also, any future changes to the Company's product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.  The Company completed its first production general release of ImageNet Mobile Deposit in October 2008, and entered into an agreement with a major financial institution in November 2008 to conduct a performance evaluation of the product.  In accordance with ASC 985-20, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $137,000 and $46,000 in the years ended September 30, 2010 and 2009, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes ("ASC 740").  Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets.  The valuation allowance reduces deferred tax assets to an amount that represents management's best estimate of the amount of such deferred tax assets that more likely than not will be realized.  See Note 5.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share ("ASC 260").  Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period.  Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options and warrants, if dilutive.  During fiscal 2010 and 2009 the Company had outstanding stock options to acquire 4,534,328 and 3,533,000 shares of the Company’s common stock, respectively, which were excluded from this calculation, as they would have been antidilutive.  In addition, outstanding warrants to acquire 895,283 and 1,381,428 shares of the Company’s common stock at September 30, 2010 and 2009, respectively, were excluded from this calculation, as they would reduce net loss per share.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends ASC Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends ASC Topic 985, Software.  ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

In December 2009, the FASB issued ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity.  In addition, the amendments require the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities.  This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; although, early adoption is permitted.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) that amends ASC Subtopic 855-10, Subsequent Events – Overall.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements.  The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (“ASU 2010-11”): Scope Exception Related to Credit Derivatives.  ASU 2010-11 improves disclosures originally under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The Company does not anticipate the adoption of this guidance to have a material impact on the financial statements.

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

2.	CONVERTIBLE DEBT

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

In evaluating the accounting for the convertible debentures, the Company considered whether the conversion option related to the convertible debentures required bifurcation and separate accounting as a liability at fair value.  Because the conversion option entitles the holder to convert to a fixed number of shares at a fixed price, the Company believes it is not required to bifurcate the conversion option and the related debt host.  Similarly, the warrant contract entitles the holder to convert to a fixed number of shares at a fixed price and is therefore recorded in stockholders’ equity.

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

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected life (in years)	5.00
Expected volatility	207%
Expected dividends	None

The following represents the principal amount of the liability component, the unamortized discount, and the net carrying amount of the debentures at September 30, 2010:

Principal, including accrued interest of $42,113	$1,054,663
Unamortized discount	(374,862)
Net carrying amount	$679,801

3.	INVENTORY, PREPAID EXPENSES AND OTHER CURRENT ASSETS

Inventories, prepaid expenses and other current assets consisted of the following at September 30, 2010:

Inventories	$2,669
Prepaid insurance	14,713
Prepaid expenses	65,403
Deposits	4,550
$87,335

4.	STOCKHOLDERS’ EQUITY

Common Stock

On October 1, 2010, the Company sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of $750,000.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.  As of September 30, 2010, the Company had warrants to purchase 895,283 shares of its common stock outstanding with exercise prices ranging from $0.70 to $0.92 per share, subject to adjustment per the terms of the agreements.  These warrants expire from June 2011 to December 2014.

Included in the warrants discussed above, the Company entered into a warrant agreement with John H. Harland Company, a related party, pursuant to which the Company granted to John H. Harland Company the right to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment per the terms of the agreement.  These warrants expire from February 2012 to May 2012.

In connection with the issuance of the convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 2 to the financial statements included in this report.

The following table summarizes warrant activity in the year ended September 30, 2010:

	Number	Weighted-average
	of warrants	exercise price
Oustanding and exercisable at September 30, 2009	1,381,428	$0.80
Issued	337,501	$0.91
Exercised	(823,646)	$0.81
Expired	-	-
Oustanding and exercisable at September 30, 2010	895,283	$0.84

Stock-based Compensation

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  The estimated average forfeiture rate for the year ended September 30, 2010 of approximately 15% for all stock option grants was based on historical forfeiture experience.  The estimated expected remaining contractual life of stock option grants as of September 30, 2010 was 1.3 years on grants to directors and 6.7 years on grants to employees.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the year ended September 30, 2010.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value calculations for stock-based compensation awards to employees for the years ended September 30, 2010 and 2009 were based on the following assumptions:

	2010	2009

Risk-free interest rate	0.32% - 2.58%	0.44% - 2.46%
Expected life (years)	5.3	5.3
Expected volatility	213%	192%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the years ended September 30, 2010 and 2009 which was allocated as follows:

	2010	2009
Sales and marketing	$68,227	$13,424
Research and development	99,499	33,974
General and administrative	238,543	68,717
Stock-based compensation expense related to employee stock options included in operating expenses	$406,269	$116,115

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at September 30, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	3,208,327	$0.40	4.97	$3,724,222
Unvested	1,326,001	$0.72	9.19	1,383,633
Total	4,534,328	$0.49	6.21	$5,107,855

As of September 30, 2010, the Company had $920,027 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 2.6 years.

The following table summarizes stock option activity under the Company's stock option plans during the years ended September 30, 2010 and 2009:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Oustanding, September 30, 2008	3,740,158	$0.71	6.52

Granted:
Board of Directors	150,000	$0.09
Executive Officers	249,000	$0.09
Employees	540,000	$0.13
Cancelled	(1,146,158)	$0.67

Oustanding, September 30, 2009	3,533,000	$0.56	6.10

Granted:
Board of Directors	150,000	$0.79
Executive Officers	250,000	$0.79
Employees	870,500	$1.02
Exercised	(161,172)	$0.36
Cancelled	(108,000)	$1.22

Oustanding, September 30, 2010	4,534,328	$0.66	6.21

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2010:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.09	809,828	7.08	$0.09	479,413	$0.09	330,415
$0.35 - $0.69	1,361,500	5.31	$0.41	1,307,854	$0.41	53,646
$0.70 - $0.79	985,500	8.07	$0.79	357,593	$0.78	627,907
$0.80 - $1.06	739,000	4.16	$0.95	674,967	$0.96	64,033
$1.07 to $2.32	638,500	6.50	$1.38	388,500	$1.29	250,000
	4,534,328	6.21	$0.66	3,208,327	$0.63	1,326,001

The per-share weighted average fair value of options granted during the year ended September 30, 2010 was $0.93.

Stock Option Plans

The Company currently has four stock option plans that allow the Company to grant options to purchase common stock to the Company's directors, executive officers and key individuals who make, or are expected to make, significant contributions to the Company.  The Company also currently maintains one stock option plan, the 1999 Stock Option Plan that has options outstanding that were previously granted under the plan but under which no further options may be granted.

Under the terms of the 2000 Stock Option Plan, the 2002 Stock Option Plan, the 2006 Stock Option Plan and the 2010 Stock Option Plan, each of which provides for the grant of incentive and non-qualified options: (i) incentive stock options are granted with an exercise price equal to the fair market value of the Company's common stock at the grant date and for a term of not more than ten years; (ii) non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company's common stock at the grant date and for a term of not more than five years; and (iii) the exercise price of options granted to persons owning more than 10% of the total combined voting power of the Company's stock is not to be less than 110% of the fair market value of the Company's common stock as determined on the date of the grant of the options. To date, the Company has elected to grant non-qualified stock options under these plans with a three year term.

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  The 1999 Plan terminated on June 10, 2009; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expire.  As of September 30, 2010, options to purchase 651,750 shares of the Company's common stock were outstanding and no options were available for grant under the 1999 Plan.

The 2000 Plan, which will terminate on December 13, 2010, provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2010, options to purchase 821,116 shares of the Company's common stock were outstanding and no options were available for grant under the 2000 Plan.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2010, options to purchase 924,662 shares of the Company's common stock were outstanding and options to purchase up to 9,795 shares of the Company's common stock were available for grant under the 2002 Plan.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company's common stock.  As of September 30, 2010, options to purchase 921,216 shares of the Company's common stock were outstanding and options to purchase up to 7,100 shares of the Company's common stock were available for grant under the 2006 Plan.

The 2010 Plan provides for the purchase of up to 2,000,000 shares of the Company's common stock.  As of September 30, 2010, options to purchase 815,584 shares of the Company's common stock were outstanding and options to purchase 1,184,416 shares of the Company's common stock were available for grant under the 2010 Plan.

5.	INCOME TAXES

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

The following table summarizes the activity related to the Company's unrecognized tax benefits:

Balance at September 30, 2009	None
Increases related to current year tax positions	None
Expiration of statue of limitation of the assessment of taxes	None
Other	None
Balance at September 30, 2010	None

For the years ended September 30, 2010 and 2009 the provisions for income taxes were as follows:

	2010	2009

Federal - current	$-	$-
State - current	2,338	1,800
Total	$2,338	$1,800

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of our net deferred tax assets and liabilities as of September 30, 2010 and 2009 are as follows:

	2010	2009
Deferred tax assets (liabilities):
Net operating loss carryforwards	$5,591,000	$5,777,000
Capitalized research and development costs	1,137,000	865,000
Stock based compensation	108,000	223,000
Prepaid License Fees	97,000	143,000
AMT credit carryforwards	69,000	69,000
Other	68,000	115,000
Research credit carryforwards	44,000	44,000
Total deferred assets	7,114,000	7,236,000
Valuation allowance for net deferred tax assets	(7,114,000)	(7,236,000)
Total	$-	$-

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2010 and 2009 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended September 30, 2010 was a decrease of approximately $122,000.  The net change in the total valuation allowance for the year ended September 30, 2009 was a decrease of approximately $514,000.  In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible.  The Company considers projected future taxable income and planning strategies in making this assessment.  Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized.  Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero.  There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2010, the Company has available net operating loss carryforwards of approximately $15,000,000 for federal income tax purposes, which will start to expire in 2018.  The net operating loss carryforwards for state purposes are approximately $8,200,000 and will start to expire in 2016.  As of September 30, 2010, the Company has available federal research and development credit carryforwards of approximately $29,000 and alternative minimum tax credit carryforwards of approximately $69,000.  The research and development credits will start to expire in 2023.  As of September 30, 2010, the Company has available California research and development credit carryforwards of approximately $22,000.  The state research and development credits have no expiration date.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate for the years ended September 30, 2010 and 2009 was as follows:

	2010	2009
Amount computed using statutory rate	$(232,000)	$(443,000)
Net change in valuation allowance for net deferred tax assets	(122,000)	514,000
Non-deductible items	187,000	4,000
Expired credit	-	-
Other	175,000	-
State income tax	(8,000)	(73,200)
State tax expense	2,338	-
Provision for income taxes	$2,338	$1,800

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company is at times subject to various legal proceedings.  Management is not aware of any legal proceedings or claims that it believes may have, individually or in the aggregate, a material adverse effect on the Company's business, financial condition, operating results, cash flow or liquidity.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute up to 15% of their salary, subject to annual limits.  The Board of Directors may, at its sole discretion, approve matching contributions by the Company.  During fiscal 2010 and 2009, the Board of Directors did not approve any Company matching contributions to the plan.

Leases

The Company’s principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The lease on this facility commenced in December 2005 and expires in December 2012.  In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010.  In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option.  The base monthly rent for the facility in fiscal 2009 under this lease was approximately $27,080.  In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet from approximately 15,927 square feet to approximately 14,205 square feet, which reduced the Company’s basic rent proportionately starting in December 2009.  The base monthly rent for the facility in fiscal 2010 under this lease was approximately $24,900.  The base monthly rent increases every twelve months by approximately 3%.

The facility is covered by insurance and the Company believes the leased space is sufficient for its current and future needs.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2011	304,697
2012	313,220
2013	52,559
2014 and thereafter	-
Total	$670,476

Rent expense for operating leases for the years ended September 30, 2010 and 2009 totaled $292,821 and $324,114, respectively.

7.	RELATED PARTY TRANSACTIONS

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

The following table summarizes revenue realized from John Harland during the years ended September 30, 2010 and 2009:

	2010	2009
Revenue
Software licenses	$-	$6,237
Maintenance and professional services	58,941	60,385
Total Revenue	$58,941	$66,622

At September 30, 2010 and 2009, there was an outstanding accounts receivable balance of approximately $4,000 and $10,000, respectively, due from John Harland.

8.	PRODUCT REVENUES AND CONCENTRATIONS

Product Revenues

During the years ended September 30, 2010 and 2009, the Company's revenues were derived primarily from its Character Recognition Product line.

Below is a summary of the revenues by product lines:

	2010	2009
Revenue
Software licenses	$3,210,660	$1,692,707
Maintenance and professional services	1,908,241	1,925,908
Total Revenue	$5,118,901	$3,618,615

The Company sells its products primarily to OEMs, system integrators and resellers who ultimately sell to depository institutions.

For the years ended September 30, 2010 and 2009, the Company had the following sales concentrations:

	2010	2009
Customers to which sales were in excess of 10% of total sales:
Number of customers	3	1
Aggregate percentage of sales	33.0%	15.5%

Sales to customers in excess of 10% of total sales were approximately $1,678,000 and $561,000 for the years ended September 30, 2010 and 2009.  The balance of accounts receivable from customers with sales in excess of 10% of total sales was approximately $580,000 as of September 30, 2010, compared to $1,000 as of September 30, 2009.

International sales accounted for approximately 10% and 15%, of the Company's net sales for the fiscal years ended September 30, 2010 and 2009, respectively.  International sales in fiscal year 2010 were made to customers in 12 countries including Australia, Bahrain, Canada, Finland, Greece, Japan, Spain and the United Kingdom.  The Company sells its products in United States currency only.

Vendor Concentrations

During fiscal 2010, the Company had purchases from one major vendor that comprised approximately 14% of total purchases for the year.  The Company had purchases comprising approximately 12% of total purchases from one major vendor during fiscal 2009.  Management does not believe the Company is exposed to any significant concentration risk related to purchases from these vendors.  The balance of accounts payable due to vendors to which purchases were in excess of 10% of total purchases was approximately $31,000 as of September 30, 2010, compared to approximately $62,000 as of September 30, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.  The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.  Disclosure controls and procedures also include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the design and operation of the Company’s disclosure controls and procedures are effective as of September 30, 2010.

Management's Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  The Company’s internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting.  The Company’s management has concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

The Company has not made any changes in its internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Name	Age	Position

John M. Thornton	78	Chairman of the Board

James B. DeBello	52	President, Chief Executive Officer, Chief Financial
		Officer and Director

Michael W. Bealmear (1) (2) (3)	63	Director

Vinton P. Cunningham (2)	74	Director

Gerald I. Farmer, Ph. D. (1) (2) (3)	76	Director

Sally B. Thornton	76	Director

William P. Tudor (1)	65	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on a review of Forms, 3, 4, and 5 and amendments thereto furnished to us, we are not aware of any director, officer or beneficial owner of 10% of our common stock that failed to file on a timely basis as disclosed on the above forms, reports required by Section 16(a) of the Exchange Act during fiscal year 2010.

Code of Ethics

We have adopted the Mitek Systems, Inc. Financial Code of Professional Conduct (the "Finance Code of Ethics"), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees.  The Finance Code of Ethics is publicly available on our website at www.miteksystems.com, under the About Us tab.  We will provide a copy of the Finance Code of Ethics, free of charge, to any stockholder upon written request to our Corporate Secretary at Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.  If we make any amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Office or Chief Financial Officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

We have an Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act.  The members of the Audit Committee include Messrs. Bealmear, Cunningham and Farmer.  The Board of Directors has determined that Mr. Cunningham is an "audit committee financial expert" and is "independent" as defined under applicable SEC and NASDAQ Marketplace rules.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes compensation paid to or earned by each of our named executive officers:

Summary Compensation Table
		Salary	Bonus	Option Awards	Total Compensation
Name and Principal Position	Year	($)	($)	($)(1)	($)

James B. DeBello	2010	$335,357	$85,257	$92,195	$512,809
President, CEO and CFO	2009	$318,683	—	$47,890	$366,573

(1)           Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718.  Please see "NOTE 4. STOCKHOLDERS' EQUITY," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

We do not have an employment agreement in place with James B. DeBello, our President, Chief Executive Officer and Chief Financial Officer.  Mr. DeBello's annual salary for our 2009 fiscal year was approximately $333,000.  In connection with the workforce reduction we implemented in January 2009, Mr. DeBello's annual salary was reduced by 10% for the period May 11, 2009 through September 30, 2009, the end of our 2009 fiscal year.  Mr. DeBello's annual salary for our 2010 fiscal year was reinstated to the full amount of approximately $333,000.  In May 2010, the Board of Directors awarded Mr. DeBello a discretionary bonus of approximately $84,000 in recognition of our company's improved performance.  Mr. DeBello was also awarded a discretionary bonus of approximately $1,500 with respect to a patent that we filed in 2010.  In February 2010, we granted Mr. DeBello a stock option to purchase up to 250,000 shares of our common stock that vests monthly over a 36-month term and has an exercise price of $0.79 per share, which was the fair market value of a share of our common stock on the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the September 30, 2010.  The only outstanding equity awards are stock options.  All options we granted to our named executive officers during our fiscal year ended September 30, 2010, vest monthly over a three-year period and have ten-year terms, subject to earlier termination on the occurrence of certain events related to termination of employment.  In addition, the full vesting of options is accelerated if there is a change in control of the Company.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
James B. DeBello	400,000	-	-	$1.06	05/19/13
	400,000	-	-	$0.50	11/17/14
	100,000	-	-	$0.80	10/19/15
	100,000	-	-	$0.82	11/18/15
	150,000	-	-	$1.10	07/10/16
	425,000	25,000	-	$0.35	12/04/17
	131,408	117,592	-	$0.09	02/25/19
	48,608	201,392	-	$0.79	02/24/20

Option Exercises and Stock Vested at Fiscal Year End

During the fiscal year ended September 30, 2010, no stock options were exercised by any named executive officer.

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

As of September 30, 2010, the value of the unvested, in-the-money options of our named executive officers that would accelerate upon a change of control, based on the difference between the closing bid price on the last trading day of the year of $1.78 per share and the exercise price of the respective options, was as follows:

Name	Option Value as of September 30, 2010
James B. DeBello	$433,859

Director Compensation

The Chairman of our Board of Directors receives $2,250 [per meeting attended in person or by phone] and all of our other non-employee directors receives $1,500 for each regularly scheduled board meeting attended in person and $500 per meeting attended by phone.  In addition, each director receives $500 for each regularly scheduled committee meeting attended either in person or by phone on which such director serves.  We also reimburse our directors for their reasonable expenses incurred in attending board and committee meetings.  The members of our Board of Directors are eligible for reimbursement of expenses incurred in connection with their service on the board.

The following table provides director compensation information for the year ended September 30, 2010.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(2)	All Other Compensation ($)	Total Compensation ($)
John M. Thornton	$12,480	$19,173	$-	$31,653
Michael W. Bealmear	$6,500	$19,173	$-	$25,673
Vinton P. Cunningham	$8,000	$19,173	$-	$27,173
Gerald I. Farmer	$8,000	$19,173	$-	$27,173
Sally B. Thornton	$6,000	$19,173	$-	$25,173
William P. Tudor	$6,000	$19,173	$-	$25,173

(1)
Represents the dollar amount recognized for financial statement report purposes with respect to the fiscal year in accordance with ASC 718.  Please see "NOTE 4. STOCKHOLDERS' EQUITY," to our financial statements included in this report for the relevant assumptions used to determine the valuation of our option awards.

(2)	As of September 30, 2010, our directors held outstanding options to purchase the number of shares of common stock set forth below:

John M. Thornton, 100,000 shares;
Michael W. Bealmear, 75,000 shares;
Vinton P. Cunningham, 50,000 shares;
Gerald I. Farmer, 75,000 shares;
Sally B. Thornton, 75,000 shares; and
William P. Tudor, 75,000 shares.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of October 29, 2010, by:

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

Applicable percentage ownership is based on 18,316,249 shares of common stock outstanding on October 29, 2010.  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of October 29, 2010.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Except as indicated by the footnotes below, the business address for each of these stockholders is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Name of Beneficial Owner or Identify of Group	Number of shares of common stock Beneficially Owned	Percent of Class

Directors and Executive Officers
John M. and Sally B. Thornton (1)	2,889,959	15.63%
James B. DeBello (2)	1,821,597	9.05%
William P. Tudor (3)	110,000	*
Michael W. Bealmear (4)	90,000	*
Vinton P. Cunningham (5)	75,000	*
Gerald I. Farmer (6)	75,000	*
Directors and Executive Officers as a Group (seven individuals)(7)	5,061,556	24.59%

Five Percent Stockholders
John M. and Sally B. Thornton (1)	2,889,959	15.63%
John Harland Company (8)	2,464,284	13.22%
Prescott Group Capital Management LLC (9)	1,666,985	9.10%
Isaac and Frieda Schlesinger (10)	1,000,000	5.46%
Itasca Capital Partners, LLC (11)	613,466	3.29%
White Pine Capital, LLC (11)	381,700	2.08%

*	Less than 1%.
(1)	John M. Thornton and Sally B. Thornton, husband and wife, are trustees of a family trust, and are each directors of the Company. Includes 175,000 shares of common stock subject to options.
(2)	Consists of 1,821,597 shares of common stock subject to options.
(3)	Includes 75,000 shares of common stock subject to options.
(4)	Consists of 75,000 shares of common stock subject to options.
(5)	Consists of 50,000 shares of common stock subject to options.
(6)	Consists of 75,000 shares of common stock subject to options.
(7)	Includes 2,271,597 shares of common stock subject to options.

(8)	Based solely on Schedule 13G filed by the beneficial owner with the SEC on May 13, 2005. The stockholder's address is 2939 Miller Road, Decatur, Georgia 30035.
(9)	Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on February 14, 2008. This stockholder's address is 1924 South Utica, Suite 1120, Tulsa, OK 74104-6529.
(10)
Based solely on Schedule 13G/A filed by the beneficial owner with the SEC on March 6, 2008.  Consists of 1,000,000 shares of common stock as to which Isaac Schlesinger and Frieda Schlesinger have shared voting and dispositive power. This stockholder's address is c/o Bishop, Rosen & Co, Inc., 100 Broadway 16th Floor, New York, NY 10005.

(11)
The power to vote and dispose of the securities held by Itasca Capital Partners, LLC and White Pine Capital, LLC are held by the same party.  Itasca's holdings include 333,333 shares of common stock issuable upon conversion of a convertible debenture.  Combined the two entities beneficially own approximately 5.37% of the outstanding shares of common stock.  These stockholders' address is 60 South 6th Street, Suite 2530 Minneapolis, MN  55402.

Securities Authorized for Issuance Under Equity Compensation Plans.

The table below sets forth information as of September 30, 2010, with respect to compensation plans under which our common stock is authorized for issuance.  The figures related to the equity compensation plan approved by security holders relate to our 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan.  We do not have any equity compensation plans that have not been approved by security holders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved by Security Holders	4,534,328	$0.66	1,201,311

Our 1999 Stock Option Plan, which provided for the purchase of up to 1,000,000 shares of our common stock through incentive and non-qualified stock options, terminated on June 10, 2009; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expired.  As of September 30, 2010, there were options outstanding to purchase 651,750 shares of our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Except as noted below, there have been no related party transactions with any of our directors, executive officers or five percent stockholders in the last three fiscal years.

John H. Harland Company beneficially owns more than five percent of our outstanding common stock.  We realized revenue of approximately $59,000 and $67,000 from transactions between us and John H. Harland Company and its subsidiary, Harland Financial Solutions (collectively "John Harland"), during the years ended September 30, 2010 and 2009, respectively.  At September 30, 2010, there was an outstanding accounts receivable balance of approximately $4,000 due from John Harland, compared to a balance of approximately $10,000 at September 30, 2009.

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

Audit Fees

The fees for professional services rendered for the audit of our financial statements for each of the fiscal years ended September 30, 2010 and September 30, 2009, and the reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q or services normally provided by Mayer Hoffman McCann P.C., our independent registered public accounting firm, in connection with statutory or regulatory filings or engagements were approximately $129,300 for both the fiscal years ended September 30, 2010 and 2009.

Audit Related Fees

There were no audit related fees for the fiscal years ended September 30, 2010 or September 30, 2009.

Tax Fees

There were no fees for tax compliance, tax advice or tax planning billed or expected to be billed by our independent auditors for the fiscal years ended September 30, 2010 or September 30, 2009.

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

Reports of Independent Registered Public Accounting Firm
Balance Sheets as of September 30, 2010 and 2009
Statements of Operations for the years ended September 30, 2010 and 2009
Statements of Stockholders' Equity for the years ended September 30, 2010 and 2009
Statements of Cash Flows for the years ended September 30, 2010 and 2009
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

November 16, 2010	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello
President, Chief Executive Officer and Chief
Financial Officer

(Principal Executive Officer and Principal
Financial Officer)

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

/s/ John M. Thornton	Chairman of the Board of Directors and Director	November 16, 2010
John M. Thornton

/s/ James B. DeBello	President, Chief Executive Officer, Chief Financial Officer	November 16, 2010
James B. DeBello	and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Michael W. Bealmear	Director	November 16, 2010
Michael W. Bealmear

/s/ Vinton P. Cunningham	Director	November 16, 2010
Vinton P. Cunningham

/s/ Gerald I. Farmer	Director	November 16, 2010
Gerald I. Farmer

/s/ Sally B. Thornton	Director	November 16, 2010
Sally B. Thornton

/s/ William P. Tudor	Director	November 16, 2010
William P. Tudor

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by Reference from Document
3.1	Certificate of Incorporation of Mitek Systems, Inc.	(1)
3.2	Bylaws of Mitek Systems, Inc	(1)
4.1	Form of debenture issued on December 10, 2009	(2)
4.2	Form of warrant issued on December 10, 2009	(2)
10.1	Mitek Systems, Inc. 1999 Stock Option Plan.	(3)
10.2	Mitek Systems, Inc. 2000 Stock Option Plan.	(4)
10.3	Mitek Systems, Inc. 2002 Stock Option Plan.	(5)
10.4	Mitek Systems, Inc. 2006 Stock Option Plan.	(6)
10.5	Mitek Systems, Inc. 401(k) Savings Plan	(7)
10.6	Securities purchase agreement dated December 10, 2009	(2)
10.7	Security agreement dated December 10, 2009	(2)
10.8	Securities purchase agreement dated September 30, 2010	Filed herewith
23.1	Consent of Mayer Hoffman McCann P.C.	Filed herewith
24.1	Power of Attorney	Incorporated by reference from the signature page of this report
31.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith
31.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	Filed herewith
32.1	Certification of Periodic Report by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2	Certification of Periodic Report by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith

(1)	Incorporated by reference to the exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K originally filed with the SEC on December 16, 2009.
(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on June 11, 1999
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on March 30, 2001
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on July 7, 2003.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 originally filed with the SEC on May 3, 2006
(7)	Incorporated by reference to the exhibits to the Company's Registration Statement on Form SB-2 originally filed with the SEC on July 9, 1996

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

DIRECTORS
John M. Thornton, Chairman of the Board
Sally B. Thornton, Investor
Michael W. Bealmear (1) (2) (3)
James B. DeBello, President, Chief Executive Officer and Chief Financial Officer
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