Form 10-Q
period 2010-12-31
MITEK SYSTEMS INC
filed 2011-02-14
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

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

There were 20,507,728 shares outstanding of the registrant's common stock as of February 10, 2011.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended December 31, 2010

(i)

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

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information at December 31, 2010 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC
BALANCE SHEETS

	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,141,488	$1,305,049
Accounts receivable including related party of $243 and $3,705,	1,632,582	1,221,599
respectively, net of allowance of $6,003 in both periods
Deferred maintenance fees	94,707	93,337
Inventory, prepaid expenses and other current assets	38,729	87,335
Total current assets	3,907,506	2,707,320
PROPERTY AND EQUIPMENT, net	31,722	34,293
SOFTWARE DEVELOPMENT COSTS, net	194,307	228,596
OTHER LONG-TERM ASSETS	29,465	38,247
TOTAL ASSETS	$4,163,000	$3,008,456
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$261,288	$228,514
Accrued payroll and related taxes	330,839	196,531
Deferred revenue	1,179,345	831,372
Deferred rent, current	9,193	9,193
Other accrued liabilities	7,399	21,870
Total current liabilities	1,788,064	1,287,480
Convertible debt	-	679,801
Deferred rent, non-current	37,083	39,716
TOTAL LIABILITIES	1,825,147	2,006,997
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized,
20,319,378 and 17,816,249 issued and outstanding, respectively	20,319	17,816
Additional paid-in capital	18,612,599	16,477,981
Accumulated deficit	(16,295,065)	(15,494,338)
Total stockholders' equity	2,337,853	1,001,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,163,000	$3,008,456

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	December 31,
	2010	2009
SALES
Software	$940,688	$676,925
Maintenance and professional services	462,874	482,086
	1,403,562	1,159,011
COSTS AND EXPENSES:
Cost of sales-software	153,343	292,109
Cost of sales-maintenance and professional services	54,356	61,057
Selling and marketing	399,312	164,564
Research and development	589,337	506,455
General and administrative	623,244	333,163
Total costs and expenses	1,819,592	1,357,348
OPERATING LOSS	(416,030)	(198,337)

OTHER INCOME (EXPENSE):
Interest and other expense (see Note 5)	(384,247)	(22,715)
Interest income	1,242	445
Total other expense - net	(383,005)	(22,270)

LOSS BEFORE INCOME TAXES	(799,035)	(220,607)

PROVISION FOR INCOME TAXES	(1,692)	(2,339)

NET LOSS	$(800,727)	$(222,946)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.04)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES AND COMMON SHARE EQUIVALENTS
OUTSTANDING - BASIC AND DILUTED	18,845,990	16,751,137

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	December 31,
	2010	2009
OPERATING ACTIVITIES
Net loss	$(800,727)	$(222,946)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Non-cash interest expense on convertible debt	384,124	21,008
Stock-based compensation expense	234,043	25,414
Depreciation and amortization	40,306	43,615
Amortization of capitalized debt issuance costs	53,945	2,509
Changes in assets and liabilities:
Accounts receivable	(410,983)	(338,138)
Deferred maintenance fees	(1,370)	212
Inventory, prepaid expenses and other current assets	3,443	16,164
Accounts payable	32,774	267,426
Accrued payroll and related taxes	134,308	1,498
Deferred revenue	347,973	(235,654)
Deferred rent	(2,633)	(55,497)
Other accrued liabilities	(14,471)	(32,224)
Net cash provided by (used in) operating activities	732	(506,613)

INVESTING ACTIVITIES
Purchases of property and equipment	(3,446)	-
Net cash used in investing activities	(3,446)	-

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	750,000	-
Proceeds from exercise of stock options	89,153	-
Proceeds from the issuance of convertible debt-net	-	922,223
Net cash provided by financing activities	839,153	922,223

NET INCREASE IN CASH AND CASH EQUIVALENTS	836,439	415,610

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,305,049	674,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,141,488	$1,089,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$75	$1,496
Cash paid for income taxes	$1,692	$-

NON-CASH FINANCING AND INVESTING ACTIVITIES
Debt discount on convertible note due to warrants	$-	$226,068
Beneficial conversion feature related to convertible debt issued	$-	$401,568
Conversion of debt to common stock	$1,063,926	$-

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited financial statements as of December 31, 2010 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2010 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three months ended December 31, 2010 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Liquidity

During the three months ended December 31, 2010 and 2009, the Company has incurred losses of approximately $801,000 and $223,000, respectively, and has an accumulated deficit of approximately $16,300,000 as of December 31, 2010.  The Company had approximately $2,141,000 in cash and cash equivalents on December 31, 2010, compared to a cash balance of approximately $1,305,000 as of September 30, 2010.

Subsequent to the end of the quarter, on January 31, 2011, the Company entered into a Loan and Security Agreement with its primary operating bank.  The agreement permits the Company to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement as discussed in greater detail in Note 5 to the financial statements included in this report.

Net cash provided by operating activities during the three months ended December 31, 2010 was approximately $1,000.  The primary use of cash from operating activities was the loss during the three month period of approximately $801,000 and an increase in accounts receivable of approximately $411,000.  The primary sources of cash from operating activities were increases in deferred revenue of approximately $348,000, accrued payroll and related taxes of approximately $134,000 and accounts payable of $33,000.  The primary non-cash adjustments to operating activities were non-cash interest expense on the convertible debentures of approximately $384,000, stock-based compensation expense of approximately $234,000, amortization of capitalized debt issuance costs of approximately $54,000 and depreciation and amortization of approximately $40,000.

Net cash used in investing activities was approximately $3,000 during the three months ended December 31, 2010, related to the purchase of capital equipment.  No cash was used in investing activities during the three months ended December 31, 2009.

Cash generated from financing activities during the three months ended December 31, 2010 included the following:

(i) the sale in October 2010 of 500,000 shares of the Company's common stock at $1.50 per share in a private placement with an accredited investor, resulting in proceeds of approximately $750,000; and

(ii) proceeds of approximately $89,000 from the exercise of warrants and stock options.

Based on its current operating plan, the Company believes the current cash balance and cash expected to be generated from operations will be adequate to satisfy its working capital needs for the next twelve months.  In the absence of positive cash flows from operations, the Company may need to raise, and its business may be dependent upon raising, significant additional funds to continue its activities.  If adequate funds are not available, the Company may be forced to significantly curtail its operations or to obtain funds through entering into additional collaborative agreements or other arrangements that may be on unfavorable terms.  If additional funds are required, the Company's failure to raise sufficient additional funds on favorable terms, or at all, would have a material adverse effect on its business, results of operations and financial position.

Earnings per share

The computation of basic and diluted earnings per share is as follows:

	Three months ended
	December 31,
	2010	2009
Net loss	$(800,727)	$(222,946)

Weighted-average common shares and share equivalents outstanding - basic and diluted	18,845,990	16,751,137

Earnings per share:
Basic and diluted	$(0.04)	$(0.01)

For the three months ended December 31, 2010 and 2009, respectively, 2,425,368 and 894,693 potentially dilutive shares were not included in the diluted per share calculation as their inclusion would have been antidilutive.

2.	Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition: Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”), which amends Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition.  ASU 2009-13 revises the current accounting treatment to specifically address how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting.  This guidance is applicable to revenue arrangements entered into or materially modified during the first fiscal year that begins after June 15, 2010.  The guidance may be applied either prospectively from the beginning of the fiscal year for new or materially modified arrangements or retrospectively.  The adoption of this guidance did not have a material impact on the financial statements.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements (“ASU 2009-14”), which amends ASC Topic 985, Software.  ASU 2009-14 amends the ASC to change the accounting model for revenue arrangements that include both tangible products and software elements, such that tangible products containing both software and non-software components that function together to deliver the tangible product’s essential functionality are no longer within the scope of software revenue guidance.  The changes to the ASC as a result of this update are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this guidance did not have a material impact on the financial statements.

In December 2009, the FASB issued ASU 2009-17, which amends the FASB ASC for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R), to require a comprehensive qualitative analysis be performed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity.  In addition, the amendments require the same type of analysis be applied to entities that were previously designated as qualified special-purpose entities.  This guidance is effective as of the start of the first annual reporting period beginning after November 15, 2009, for interim periods within the first annual reporting period, and for all subsequent annual and interim reporting periods.  The adoption of this guidance did not have a material impact on the financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”), which amends ASC Topic 820, Fair Value Measurements and Disclosures, adding new requirements for disclosures for Levels 1 and 2, separate disclosures of purchases, sales, issuances, and settlements relating to Level 3 measurements and clarification of existing fair value disclosures.  ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the requirement to provide Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010; although, early adoption is permitted.  The adoption of this guidance did not have a material impact on the financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events – Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”) that amends ASC Subtopic 855-10, Subsequent Events – Overall.  ASU 2010-09 requires an SEC filer to evaluate subsequent events through the date that the financial statements are issued but removed the requirement to disclose this date in the notes to the entity’s financial statements.  The amendments are effective upon issuance of the final update and accordingly, the Company has adopted the provisions of ASU 2010-09.  The adoption of this guidance did not have a material impact on the financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (“ASU 2010-11”): Scope Exception Related to Credit Derivatives.  ASU 2010-11 improves disclosures originally under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this guidance did not have a material impact on the financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Milestone Method of Revenue Recognition ("ASU 2010-17") to (i) limit the scope of this ASU to research or development arrangements and (ii) require that guidance in this ASU be met for an entity to apply the milestone method (record the milestone payment in its entirety in the period received).  However, the FASB clarified that, even if the requirements in ASU 2010-17 are met, entities would not be precluded from making an accounting policy election to apply another appropriate accounting policy that results in the deferral of some portion of the arrangement consideration.  ASU 2010-17 will apply to milestones in both single-deliverable and multiple-deliverable arrangements involving research or development transactions.  ASU 2010-17 will be effective for fiscal years (and interim periods within those fiscal years) beginning on or after June 15, 2010; although, early adoption is permitted.  Entities can apply this guidance prospectively to milestones achieved after adoption; however, retrospective application to all prior periods is also permitted.  The adoption of this guidance did not have a material impact on the financial statements.

3.	Revenue Recognition

During the quarter ended December 31, 2010, the Company entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of the Company's Mobile Deposit product.  The agreement includes additional software products and services that the Company expects to deliver later in its fiscal year.  In addition, the arrangement includes extended payment terms.  As a result, revenue under the arrangement will be recognized upon delivery of all products defined in the arrangement to the extent payments have become due for each product, in accordance with ASC Topic 985-605, Software Revenue Recognition.  Included in deferred revenue at December 31, 2010, is a portion of the contract value for which the Company has collected its first payment.

4.	Capitalized Software Development Costs

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $34,000 in both the three months ended December 31, 2010 and 2009.

5.	Debt

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

In evaluating the accounting for the convertible note, the Company considered whether the conversion option related to the convertible debentures required bifurcation and separate accounting as a liability at fair value.  Because the conversion option entitles the holder to convert to a fixed number of shares at a fixed price, the Company believes it is not required to bifurcate the conversion option and the related debt host.  Similarly, the warrant contract entitles the holder to convert to a fixed number of shares at a fixed price and is therefore recorded in stockholders’ equity.

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

In December 2010, the Company converted the then outstanding balance of the debentures of approximately $1,064,000, including accrued interest of approximately $51,000, into 1,418,573 shares of the Company’s common stock at a conversion price of $0.75 per share.  In addition, the Company recognized as interest expense the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion in accordance with ASC Topic 470-20, Debt with Conversion and Other Options.

Credit Facility

Subsequent to the end of the quarter, on January 31, 2011, the Company entered into a Loan and Security Agreement with its primary operating bank.  The agreement permits the Company to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  The Company’s obligations under this agreement are secured by a security interest in its equipment and related collateral.  Interest on the facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity.  The Company has not utilized the line of credit loan agreement as of the date of this report.

6.	Income Taxes

At September 30, 2010, the Company had net deferred tax assets of approximately $7,110,000.  The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 79% of the net deferred tax assets at October 1, 2010).  Such carryforwards will begin to expire in 2016 and will continue to expire through 2023.  Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  The Company carries a deferred tax valuation allowance equal to 100% of total net deferred assets.  In recording this allowance, management has considered a number of factors, but chiefly, the Company's recent history of sustained operating losses.  Management has concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of September 30, 2010 or December 31, 2010, and has not recognized interest and/or penalties in the statements of operations for the three month period ended December 31, 2010.

7.	Stockholders' Equity

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to an accredited investor in a private placement, resulting in proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of the outstanding convertible debentures as discussed in greater detail in Note 5 to the financial statements included in this report.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.  As of December 31, 2010, the Company had warrants to purchase 695,283 shares of its common stock outstanding with exercise prices ranging from $0.70 to $0.92 per share, subject to adjustment for stock splits, stock dividends and the like.  These warrants expire from June 2011 to December 2014.

Included in the warrants discussed above, the Company entered into a warrant agreement with John H. Harland Company, a related party, pursuant to which the Company granted to John H. Harland Company the right to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like.  These warrants expire from February 2012 to May 2012.

In connection with the issuance of the convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 5 to the financial statements included in this report.

The following table summarizes warrant activity in the three months ended December 31, 2010:

	Number	Weighted-average
	of warrants	exercise price
Oustanding and exercisable at September 30, 2010	895,283	$0.84
Issued	-	-
Exercised	(200,000)	$0.92
Expired	-	-
Oustanding and exercisable at December 31, 2010	695,283	$0.82

On November 29, 2010, a warrant holder exercised a warrant to purchase 100,000 shares of the Company's common stock.  The warrant, which was granted on June 11, 2004 at an exercise price of $0.92 per share, was exercised under the cashless exercise method, resulting in the issuance of 76,942 net shares of the Company's common stock.  On December 9, 2010, the warrant holder exercised a warrant to purchase another 100,000 shares of the Company's common stock at $0.92 per share under the cashless exercise method, resulting in the issuance of 80,591 net shares of the Company's common stock.  Subsequent to the end of the quarter, on January 4, 2011, the warrant holder exercised a warrant to purchase an additional 200,000 shares of the Company’s common stock at $0.92 per share.  This warrant was also exercised under the cashless exercise method and resulted in the issuance of 169,333 net shares of common stock.

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at December 31, 2010 was approximately 1.7 years on grants to directors and 6.9 years on grants to employees.

The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2010 were based on the following assumptions:

Risk-free interest rate	0.26% - 1.18%
Expected life (in years)	5.71
Expected volatility	194%
Expected dividends	None

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three months ended December 31, 2010.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The Company granted stock options to purchase 710,031 shares of its common stock during the three months ended December 31, 2010.

The following table summarizes stock-based compensation expense related to stock options under ASC 718 for the three months ended December 31, 2010 and 2009, which was allocated as follows:

	2010	2009
Research and development	$51,640	$9,935
Sales and marketing	44,275	2,350
General and administrative	138,128	13,129

Stock-based compensation expense related to employee stock options included in operating expenses	$234,043	$25,414

The following table summarizes vested and unvested options, fair value per share weighted average remaining term and aggregate intrinsic value at December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	3,020,129	0.57	5.03	$16,187,444
Unvested	1,781,082	1.52	9.34	8,219,566
Total	4,801,211	0.81	6.62	$24,407,010

As of December 31, 2010, the Company had $2,445,111 of unrecognized compensation expense expected to be recognized over the weighted average remaining vesting life of approximately 4.0 years.

A summary of option activity under the Company’s stock equity plans during the three months ended December 31, 2010 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Oustanding, September 30, 2010	4,534,328	$0.66	6.21

Granted:
Board of Directors	-	-
Executive Officers	356,830	$2.60
Employees	353,201	$2.51
Exercised	(443,148)	$0.35
Cancelled	-	-

Oustanding, December 31, 2010	4,801,211	$0.97	6.62

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2010:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.09	696,680	6.87	$0.09	425,735	$0.09	270,945
$0.35 - $0.69	1,054,500	5.53	$0.42	1,043,224	$0.42	11,276
$0.70 - $0.79	985,500	7.82	$0.79	423,050	$0.78	562,450
$0.80 - $1.50	1,064,000	4.06	$1.02	1,005,796	$1.03	58,204
$1.53 to $2.60	1,000,531	9.16	$2.28	122,324	$2.00	878,207
	4,801,211	6.62	$0.97	3,020,129	$0.69	1,781,082

On December 13, 2010, the Company’s 2000 Stock Option Plan expired in accordance with the terms of the plan, and since that date no further options could be granted under the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of December 31, 2010, options to purchase 720,968 shares of the Company’s common stock were outstanding under the plan.

8.	Product Revenue and Concentrations

Product Revenues

During the three months ended December 31, 2010 and 2009, the Company’s revenues were derived primarily from its Character Recognition Product line.

Below is a summary of revenues from all product lines:

	Three Months Ended December 31,
	2010	2009
Revenue
Software licenses	$940,688	$676,925
Maintenance and professional services	462,874	482,086
Total Revenue	$1,403,562	$1,159,011

Revenue Concentration

The Company sells its products primarily to original equipment manufacturers, system integrators and resellers who ultimately sell to depository institutions.  For the three months ended December 31, 2010 and 2009, the Company had the following revenue concentrations:

	2010	2009
Customers from which revenues were in excess of 10% of total revenue
Number of customers	2	3
Aggregate percentage of revenue	55.4%	53.0%

Below is a summary of revenue from customers of which revenues were in excess of 10% of total revenue and the corresponding accounts receivable balances for the three months ended December 31, 2010 and 2009:

	2010	2009

Revenues	$777,677	$614,460
Accounts receivable balance	$759,000	$487,261

Vendor Concentration

During the three months ended December 31, 2010, the Company had purchases from one major vendor that comprised approximately 15% of total purchases for the quarter.  Management does not believe the Company is exposed to any significant concentration risk related to purchases from these vendors.  The Company had no purchases from any one major vendor comprising 10% or more of total purchases during the three months ended December 31, 2009.  The balance of accounts payable due to vendors to which purchases were in excess of 10% of total purchases was approximately $57,000 as of December 31, 2010.

9.	Related Parties

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

The Company recognized revenues from John Harland of approximately $14,000 and $17,000 for the three months ended December 31, 2010 and 2009, respectively, for professional services, including software maintenance.  There was an outstanding accounts receivable balance due from John Harland of approximately $200 and $5,400 at December 31, 2010 and 2009, respectively.

10.	Commitments and Contingencies

The Company's principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The term of the lease on this facility commenced in December 2005 and expires in December 2012.  In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010.  In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option.  In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by approximately 1,722 square feet from approximately 15,927 square feet to approximately 14,205 square feet, which reduced the Company's basic rent proportionately starting in December 2009.  The base monthly rent for the facility in fiscal 2011 under this lease is approximately $26,000.  The base monthly rent increases every twelve months by approximately 3%.

The Company's facility is covered by adequate insurance and management believes the leased space is sufficient for the Company's current and future needs.

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

Today, Mitek is applying its patented technology and extensive expertise in image correction, optical character recognition and intelligent data extraction to mobile devices.  Using Mitek Mobile Apps, camera-equipped smartphone users can now deposit checks, pay bills, save receipts and fax documents while on the road or sitting at a desk, eliminating trips to the bank, post office and file cabinet.  Users simply take a picture of the document and our products do the rest, correcting image distortion, extracting relevant data, routing images to their desired location, and processing transactions through users’ financial institutions.

During the past fiscal year, we have leveraged our technology and industry customer relationships to enter the rapidly growing market for mobile financial and business applications.  Our new mobile applications use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.

We have developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their smartphone camera.  Additionally, we have developed and deployed Mobile Receipt™, a receipt archival and expense report application, and Mobile Phax™, a mobile document faxing application using our proprietary technology.  In October 2010, we announced our newest product, Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end users that may include licensing of our software products, product support and maintenance services, consulting services, resale of third-party hardware, or various combinations thereof, including the sale of such products or services separately.  Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in the notes to our financial statements included in this report.

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

Amortization of capitalized software development costs begins when product sales commence.  Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method.  Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended December 31, 2010 and 2009

Net Sales

Net sales were approximately $1,404,000 and $1,159,000 for the three months ended December 31, 2010 and 2009, respectively, an increase of approximately $245,000 or 21%.  Sales of software licenses increased by approximately $264,000 or 39% to approximately $941,000 in the three months ended December 31, 2010 from approximately $677,000 in the three months ended December 31, 2009.  The increase in software license sales in the current three-month period primarily relates to an increase in sales of our Mobile Deposit software application of approximately $204,000.  Sales of maintenance and professional services were approximately $463,000 and $482,000 in the three months ended December 31, 2010 and 2009, respectively, a decrease of approximately $19,000 or 4%, primarily due to the timing of the renewals of maintenance contracts.

We recognized revenue from professional services, including software maintenance, from John H. Harland Company and its subsidiary, Harland Financial Solutions, of approximately $14,000 and $17,000 in the three months ended December 31, 2010 and 2009, respectively.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party as discussed in greater detail in Note 9 to the financial statements included in this report.

During the quarter ended December 31, 2010, we entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of our Mobile Deposit product.  The agreement includes additional software products and services that we expect to deliver later in this fiscal year.  In addition, the arrangement includes extended payment terms.  As a result, revenue under the arrangement will be recognized upon delivery of all products defined in the arrangement to the extent payments have become due for each product, in accordance with ASC Topic 985-605, Software Revenue Recognition.  Included in deferred revenue at December 31, 2010, is a portion of the contract value for which we have collected the first payment.

Cost of Sales

Cost of sales was approximately $208,000 in the three months ended December 31, 2010, compared to approximately $353,000 in the three months ended December 31, 2009, a decrease of approximately $145,000 or 41%, primarily the result of decreased sales of products containing third-party software on which we pay royalties.  Stated as a percentage of sales, cost of sales was 15% for the three months ended December 31, 2010, compared to 30% for the three months ended December 31, 2009.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $399,000 and $165,000 for the three months ended December 31, 2010 and 2009, respectively, an increase of approximately $234,000 or 142%.  The increase in the current three month period is primarily due to increases in personnel costs of approximately $153,000 due to increased headcount, stock-based compensation expense of approximately $42,000, advertising and public relations costs of approximately $22,000 and travel and other direct operating expenses of approximately $17,000.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended December 31, 2010 and 2009 were 28% and 14%, respectively.

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

Research and development expenses were approximately $589,000 and $506,000 for the three months ended December 31, 2010 and 2009, respectively, an increase of approximately $83,000 or 16%.  The increase in the current fiscal quarter primarily relates to increases in personnel costs of approximately $128,000 due to increased headcount, and stock-based compensation expense of approximately $42,000, partially offset by a decrease in outside services of approximately $85,000.  Stated as a percentage of net sales, research and development expenses were 42% and 44% in the three months ended December 31, 2010 and 2009, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance, facilities, and legal, accounting and other administrative fees.  General and administrative expenses were approximately $623,000 in the three months ended December 31, 2010, compared to approximately $333,000 in the three months ended December 31, 2009, an increase of approximately $290,000 or 87%.  The increase in the current three month period was primarily due to increases in stock-based compensation expense of approximately $125,000, legal fees of approximately $57,000, other direct operating expenses of approximately $46,000, outside services of approximately $37,000 and personnel costs of approximately $25,000.  Stated as a percentage of net sales, general and administrative expenses were 44% and 29% in the three months ended December 31, 2010 and 2009, respectively.

Other (Expense) Income

Interest and other expense was approximately $384,000 for the three months ended December 31, 2010, compared to approximately $23,000 for the three months ended December 31, 2009, an increase of approximately $361,000.  The increase in the current period primarily relates to accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion of the debentures in December 2010.  Interest income was approximately $1,000 in the three months ended December 31, 2010, compared to a negligible amount in the three months ended December 31, 2009.

Liquidity and Capital Resources

On December 31, 2010, we had approximately $2,141,000 in cash and cash equivalents compared to approximately $1,305,000 on September 30, 2010, an increase of approximately $836,000 or 64%.  The increase in cash was primarily due to the proceeds from the private placement we completed on October 1, 2010, in which we sold 500,000 shares of our common stock at $1.50 per share to an accredited investor, resulting in net proceeds of approximately $750,000.  The balance of accounts receivable was approximately $1,633,000 at December 31, 2010, compared to approximately $1,222,000 at September 30, 2010, an increase of approximately $411,000 or 34%.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue was approximately $1,179,000 at December 31, 2010, compared to approximately $831,000 at September 30, 2010, an increase of approximately $348,000 or 42%.  Included in deferred revenue are maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.  Also included in deferred revenue is an unrecognized license fee related to the agreement we entered into with JP Morgan Chase in December 2010, which will be recognized as revenue upon delivery of all products defined in the arrangement to the extent payments have become due for each product.

Net cash provided by operating activities during the three months ended December 31, 2010 was approximately $1,000.  The primary use of cash from operating activities was the loss during the three month period of approximately $801,000 and an increase in accounts receivable of approximately $411,000.  The primary sources of cash from operating activities were increases in deferred revenue of approximately $348,000, accrued payroll and related taxes of approximately $134,000 and accounts payable of $33,000.  The primary non-cash adjustments to operating activities were non-cash interest expense on the convertible debentures of approximately $384,000, stock-based compensation expense of approximately $234,000, amortization of capitalized debt issuance costs of approximately $54,000 and depreciation and amortization of approximately $40,000.

Net cash used in investing activities was approximately $3,000 during the three months ended December 31, 2010, related to the purchase of capital equipment.  No cash was used in investing activities during the three months ended December 31, 2009.

Cash generated from financing activities during the three months ended December 31, 2010 included the following:

(i) the sale in October 2010 of 500,000 shares of our common stock at $1.50 per share in a private placement with an accredited investor, resulting in net proceeds of approximately $750,000; and

(ii) proceeds of approximately $89,000 from the exercise of warrants and stock options.

We had working capital of approximately $2,120,000 and a 2.2 current ratio at December 31, 2010, compared to approximately $1,420,000 and a 2.1 current ratio at September 30, 2010.  At December 31, 2010, our total liability to equity ratio was 0.78 to 1 compared to 2.00 to 1 on September 30, 2010.

Subsequent to the end of the quarter, on January 31, 2011, we entered into a Loan and Security Agreement with our primary operating bank.  The agreement permits us to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  Our obligations under this agreement are secured by a security interest in our equipment and related collateral.  Interest on the facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity.  We have not utilized the line of credit loan agreement as of the date of this report.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I. Item 1—Description of Business—Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.  These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results and future prospects.  As of the date of this report, other than the risk factors set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of approximately $801,000 and $223,000 for the three months ended December 31, 2010 and 2009, respectively.  In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company.  As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of December 31, 2010: (i) John M. Thornton, who is the Chairman of our Board of Directors and his spouse, Sally B. Thornton, who is also a member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock; (ii) our directors and executive officers as a group, including Mr. and Mrs. Thornton, beneficially owned approximately 23% of our outstanding common stock; and (iii)  John H. Harland Company beneficially owned approximately 12% of our outstanding common stock.  The foregoing stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2010, the closing price of our common stock ranged from $0.56 to $1.78.  During the first three months of fiscal 2011, the closing price of our common stock price ranged from $1.75 to $6.05.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 1, 2010, we sold an aggregate of 500,000 shares of common stock at $1.50 per share to an accredited investor in a private placement.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering, and the registrant believes the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) thereof and the rules and regulations promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchaser of our common stock disclosed above was accredited and either received adequate information about the registrant or had access, through its relationship with the registrant, to such information.  An appropriate legend was affixed to the share certificate issued in the above transaction.

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

February 14, 2011	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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