Form 10-Q
period 2011-03-31
MITEK SYSTEMS INC
filed 2011-05-10
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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
Yes ☐    No ☒

There were 23,474,343 shares outstanding of the registrant's common stock as of May 9, 2011.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2011

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

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information at March 31, 2011 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

(ii)

PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.
BALANCE SHEETS

	March 31,	September 30,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,304,312	$1,305,049
Accounts receivable including related party of $5,503 and $3,705, respectively, net of allowance of $6,003 in both periods	3,001,884	1,221,599
Deferred maintenance fees	160,186	93,337
Inventory, prepaid expenses and other current assets	151,074	87,335
Total current assets	5,617,456	2,707,320

PROPERTY AND EQUIPMENT, net	110,582	34,293
SOFTWARE DEVELOPMENT COSTS, net	160,018	228,596
OTHER LONG-TERM ASSETS	29,465	38,247
TOTAL ASSETS	$5,917,521	$3,008,456
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$105,000	$-
Accounts payable	515,755	228,514
Accrued payroll and related taxes	346,486	196,531
Deferred revenue	1,564,116	831,372
Deferred rent, current	9,193	9,193
Other accrued liabilities	100,300	21,870
Total current liabilities	2,640,850	1,287,480
Deferred rent, non-current	32,409	39,716
Convertible debt	-	679,801
TOTAL LIABILITIES	2,673,259	2,006,997
STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized, 20,617,200 and 17,816,249 issued and outstanding, respectively	20,617	17,816
Additional paid-in capital	18,948,771	16,477,981
Accumulated deficit	(15,725,126)	(15,494,338)
Total stockholders' equity	3,244,262	1,001,459
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,917,521	$3,008,456

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
SALES:
Software	$2,338,179	$1,027,363	$3,278,867	$1,703,436
Maintenance and professional services	530,178	489,602	993,052	972,540
Total sales	2,868,357	1,516,965	4,271,919	2,675,976

COSTS AND EXPENSES:
Cost of sales-software	179,312	130,267	332,655	422,376
Cost of sales-maintenance and professional services	76,762	51,845	131,118	112,902
Selling and marketing	564,896	231,275	964,208	395,839
Research and development	642,982	507,370	1,232,319	1,013,824
General and administrative	834,193	498,622	1,457,437	831,786
Total costs and expenses	2,298,145	1,419,379	4,117,737	2,776,727

OPERATING INCOME (LOSS)	570,212	97,586	154,182	(100,751)

OTHER INCOME (EXPENSE):
Interest and other expense (See Note 5)	(169)	(90,839)	(384,417)	(113,555)
Interest income	696	226	1,939	671
Total other income (expense), net	527	(90,613)	(382,478)	(112,884)

INCOME (LOSS) BEFORE INCOME TAXES	570,739	6,973	(228,296)	(213,635)

PROVISION FOR INCOME TAXES	(800)	-	(2,492)	(2,338)

NET INCOME (LOSS)	$569,939	$6,973	$(230,788)	$(215,973)
NET INCOME (LOSS) PER SHARE - BASIC	$0.03	$0.00	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - BASIC	20,542,502	16,756,804	19,684,925	16,753,939
NET INCOME (LOSS) PER SHARE - DILUTED	$0.02	$0.00	$(0.01)	$(0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	23,241,963	17,476,183	19,684,925	16,753,939

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	March 31,
	2011	2010
OPERATING ACTIVITIES
Net loss	$(230,788)	$(215,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	529,584	216,684
Non-cash interest expense on convertible debt	384,124	111,135
Depreciation and amortization	82,841	87,110
Amortization of capitalized debt issuance costs	53,945	13,800
Provision for bad debts	-	(18,265)
Changes in assets and liabilities:
Accounts receivable	(1,780,285)	(624,800)
Deferred maintenance fees	(66,849)	(83,185)
Inventory, prepaid expenses and other current assets	(108,902)	(1,579)
Accounts payable	287,241	178,736
Accrued payroll and related taxes	149,955	59,174
Deferred revenue	732,744	196,557
Deferred rent	(7,307)	(113,930)
Other accrued liabilities	78,430	4,410
Net cash provided by (used in) operating activities	104,733	(190,126)
INVESTING ACTIVITIES
Purchases of property and equipment	(90,552)	(2,165)
Net cash used in investing activities	(90,552)	(2,165)
FINANCING ACTIVITIES
Proceeds from the issuance of common stock	750,000	-
Proceeds from exercise of warrants and stock options	130,082	10,800
Proceeds from line of credit	105,000	-
Proceeds from the issuance of convertible debt, net	-	922,223
Net cash provided by financing activities	985,082	933,023
NET INCREASE IN CASH AND CASH EQUIVALENTS	999,263	740,732
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,305,049	674,115
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,304,312	$1,414,847

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$250	$2,055
Cash paid for income taxes	$2,492	$2,338
NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debt to common stock	$1,063,926	$-
Beneficial conversion feature related to convertible debt issued	$-	$401,568
Debt discount on convertible note due to warrants	$-	$226,068

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2011 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2010 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and six months ended March 31, 2011 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Earnings (loss) per share

The computation of basic and diluted earnings or loss per share is as follows:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss)	$569,939	$6,973	$(230,788)	$(215,973)

Weighted-average common shares and share equivalents outstanding - basic	20,542,502	16,756,804	19,684,925	16,753,939
Effect of dilutive stock options	2,699,461	719,379	-	-
Weighted-average common shares and share equivalents outstanding - diluted	23,241,963	17,476,183	19,684,925	16,753,939
Earnings per share:
Basic	$0.03	$0.00	$(0.01)	$(0.01)
Diluted	$0.02	$0.00	$(0.01)	$(0.01)

For the six months ended March 31, 2011 and 2010, respectively, 2,673,494 and 786,063 potentially dilutive shares were not included in the diluted per share calculation as their inclusion would have been antidilutive.

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

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging: Scope Exception Related to Credit Derivatives (“ASU 2010-11”).  ASU 2010-11 improves disclosures originally under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of this guidance did not have a material impact on the financial statements.

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

3.           Revenue Recognition

During the three months ended December 31, 2010, the Company entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of the Company's Mobile Deposit product.  The agreement includes additional software products and services that the Company expects to deliver later in its fiscal year.  In addition, the arrangement includes extended payment terms.  As a result, revenue under the arrangement will be recognized upon delivery of all products defined in the arrangement to the extent payments have become due for each product, in accordance with FASB ASC Topic 985-605, Software Revenue Recognition.  Included in deferred revenue at March 31, 2011, is a portion of the contract value for which the Company has collected its first payment.

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $34,000 in both the three months ended March 31, 2011 and 2010 and approximately $69,000 in both the six months ended March 31, 2011 and 2010.

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

Prior to the conversion, interest was payable in cash or stock at the rate of 5% per annum on each conversion date (as to the principal amount being converted), on each early redemption date (as to the principal amount being redeemed) and on the maturity date.  The principal amount of the debentures, if not paid earlier, was due and payable on December 10, 2011.  The Company had the right to redeem all or a portion of the debentures before maturity by payment in cash of the outstanding principal amount plus accrued and unpaid interest being redeemed.  The Company agreed to honor any notices of conversion that it received from the holder before the date the Company paid off the debentures.  The debentures were convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price per share of $0.75, subject to adjustment for stock splits, stock dividends and the like.  The Company had the right to force conversion of the debentures if (i) the closing price of its common stock exceeded 200% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period or (ii) the average daily trading volume for its common stock exceeded 100,000 shares per trading day for 20 trading days out of a consecutive 30 trading day period and the closing price of its common stock exceeded 100% of the then effective conversion price for 20 trading days out of a consecutive 30 trading day period.  The debentures imposed certain covenants on the Company including restrictions against paying cash dividends or distributions on shares of its outstanding common stock.  The debentures were secured by all of the Company’s assets under the terms of a security agreement it entered into with the investors dated December 10, 2009.

In evaluating the accounting for the convertible note, the Company considered whether the conversion option related to the convertible debentures required bifurcation and separate accounting as a liability at fair value.  Because the conversion option entitles the holder to convert to a fixed number of shares at a fixed price, the Company was not required to bifurcate the conversion option and the related debt host.  Similarly, the warrant contract entitles the holder to convert to a fixed number of shares at a fixed price and is therefore recorded in stockholders’ equity.

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

Credit Facility
In January 2011, the Company entered into a loan and security agreement with its primary operating bank.  The agreement permits the Company to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  The Company’s obligations under this agreement are secured by a security interest in its equipment and other personal property.  Interest on the facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which the Company was in compliance as of March 31, 2011.  The Company had borrowed $105,000 at an annual percentage rate of 5% on the line of credit as of March 31, 2011.

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of March 31, 2011 or September 30, 2010, and has not recognized interest and/or penalties in the statements of operations for the three and six months ended March 31, 2011.

7.           Stockholders' Equity

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to an accredited investor in a private placement, resulting in gross proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of outstanding convertible debentures as discussed in greater detail in Note 5 to the financial statements included in this report.

Subsequent to the end of the quarter, on May 5, 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, on May 6, 2011, the Company sold to the investors an aggregate of 2,857,143 shares of the Company’s common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15 million. The Company paid cash compensation of approximately $1,050,000 in placement agent fees and agreed to reimburse up to $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing, including fees and expenses of legal counsel and other advisors of the placement agent.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.  As of March 31, 2011, the Company had warrants to purchase 461,950 shares of its common stock outstanding with exercise prices ranging from $0.70 to $0.91 per share, subject to adjustment for stock splits, stock dividends and the like.

Included in the warrants discussed above, are warrants the Company issued to John H. Harland Company to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like.  These warrants expire from February 2012 to May 2012.  See Note 9 to the financial statements included in this report.

In connection with the issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 5 to the financial statements included in this report.  Of such warrants, warrants to purchase 196,979 shares of the Company's common stock have been exercised and warrants to purchase 140,522 shares of common stock remain outstanding as of March 31, 2011.  These warrants expire in December 2014.

The following table summarizes warrant activity in the six months ended March 31, 2011:

	Number of warrants	Weighted-average exercise price
Oustanding and exercisable at September 30, 2010	895,283	$0.84
Issued	-	-
Exercised	(433,333)	$0.92
Expired	-	-
Oustanding and exercisable at March 31, 2011	461,950	$0.76

Stock-based Compensation

The Company adopted the fair value recognition provisions of the FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

The fair value of stock options granted to employees and directors is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.  The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior.  The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant.  The expected volatility is based on the historical volatility of the Company's stock price.  These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at March 31, 2011 was approximately 1.6 years on grants to directors and 6.8 years on grants to employees.

The fair value calculations for stock-based compensation awards to employees for the six month periods ended March 31, 2011 and 2010 were based on the following assumptions:

	2011	2010
Risk-free interst rate	0.26% - 2.26%	0.35% - 2.48%
Expected life (years)	5.48	5.21
Expected volatility	193%	219%
Expected dividends	None	None

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and six months ended March 31, 2011.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards under ASC 718, which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Sales and marketing	$58,871	$7,223	$103,146	$9,573
Research and development	68,134	23,755	119,774	33,690
General and administrative	168,536	160,291	306,664	173,421
Stock-based compensation expense related to stock options and restricted stock unit awards included in operating expenses	$295,541	$191,269	$529,584	$216,684

As of March 31, 2011, the Company had $4,573,373 of unrecognized compensation expense expected to be recognized over the weighted average remaining vesting life of approximately 4.4 years.

Stock Options

The Company granted stock options to purchase 170,000 and 880,031 shares of its common stock during the three and six months ended March 31, 2011, respectively, all of which were granted pursuant to the Company’s available stock option plans.

The following table summarizes vested and unvested options, fair value per share, weighted average remaining term and aggregate intrinsic value at March 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	3,112,017	0.50	5.01	$10,368,643
Unvested	1,738,694	1.81	9.00	4,034,193
Total	4,850,711	0.97	6.44	$14,402,836

A summary of option activity under the Company’s stock equity plans during the six months ended March 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2010	4,534,328	$0.66	6.21

Granted:
Board of Directors	50,000	$1.95
Executive Officers	356,830	$2.60
Employees	473,201	$3.75
Exercised	(549,332)	$0.43
Cancelled	(14,316)	$0.57

Outstanding, March 31, 2011	4,850,711	$1.14	6.44

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.07 - $0.09	662,718	6.57	$0.09	451,245	$0.09	211,473
$0.35 - $0.70	1,069,962	5.33	$0.43	1,050,360	$0.42	19,602
$0.72 - $0.80	1,075,500	7.24	$0.79	598,783	$0.79	476,717
$0.82 - $1.95	1,189,000	4.85	$1.19	931,904	$1.14	257,096
$2.32 to $6.25	853,531	8.95	$3.23	79,725	$3.06	773,806
	4,850,711	6.44	$1.14	3,112,017	$0.73	1,738,694

On December 13, 2010, the Company’s 2000 Stock Option Plan expired in accordance with the terms of the plan, and since that date no further options could be granted under the plan.  Options granted under the plan that were outstanding at such date remain in effect until such options are exercised, forfeited or expire in accordance with the plan.  As of March 31, 2011, options to purchase 654,430 shares of the Company’s common stock were outstanding under the plan.

Restricted Stock Units

In January 2011, the Company's board of directors adopted, subject to stockholder approval, the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the "Director Plan"), reserving up to 1,000,000 shares of the Company's common stock for the issuance of restricted stock units to both employee and non-employee members of the board of directors of the Company.  On February 23, 2011, the Director Plan was approved by the Company's stockholders at its annual meeting.

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to its directors.  The restricted stock units vest monthly over five years.  To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company's common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control, (ii) a director's separation from service or (iii) the fifth anniversary of the award date.  A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any) until such time the awards are settled in shares.

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period.  In the three and six months ended March 31, 2011, the Company recognized approximately $26,000 in stock-based compensation expense related to the outstanding restricted stock units.  There was no such expense recognized in the three and six months ended March 31, 2010.  There were 700,000 shares available for grant under the Director Plan as of March 31, 2011.

8.           Product Revenue and Concentrations

Product Revenues

Below is a summary of revenues:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue
Software licenses	$2,338,179	$1,027,363	$3,278,867	$1,703,436
Maintenance and professional services	530,178	489,602	993,052	972,540
Total Revenue	$2,868,357	$1,516,965	$4,271,919	$2,675,976

Revenue Concentration

The Company had the following sales concentrations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Customers to which sales were in excess of 10% of total sales:
Number of customers	1	2	2	3
Aggregate percentage of sales	49.9%	47.0%	47.2%	44.0%

Below is a summary of revenue from customers of which revenues were in excess of 10% of total revenue and the corresponding accounts receivable balances:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Revenues	$1,430,230	$713,060	$2,015,906	$1,177,464
Accounts receivable balance	$1,400,000	$485,672	$1,661,500	$415,394

The Company’s revenue derives primarily from the sale by the Company to channel partners, including systems integrators and resellers, and end users of non-exclusive term licenses to sell products covered by the Company’s patented technologies.  These contractual arrangements do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products.  In most cases, the channel partners purchase the license from the Company after they receive an order from an end-user.  The channel partners receive orders from various individual end-users, so the sale of a license to a channel partner may represent sales to multiple end-users.  End-users can purchase the Company’s products through more than one channel partner.

Quarterly sales can fluctuate based on the timing of license renewals by channel partners as well as the sale of new licenses.  When a channel partner renews a license, the Company receives a paid-up, one-time license fee in consideration for the grant of a non-exclusive term license to sell the Company's products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with sales in future periods.  Consequently, the Company believes that it is not dependent on any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and the loss or termination of the Company's relationship with any such channel partner would not have a material adverse effect on the Company’s future operations.

Vendor Concentration

The Company had the following vendor purchase concentrations:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Vendors from which purchases were in excess of 10% of total purchases:
Number of vendors	1	2	-	1
Aggregate percentage of purchases	11.0%	35.0%	-	16.6%

Below is a summary of purchases from vendors from which purchases were in excess of 10% of total purchases and the corresponding accounts payable balances:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Purchases	$111,688	$345,942	$-	$273,190
Accounts payable balance	$66,688	$281,977	$-	$198,690

The Company purchases its integrated software components from multiple third-party software providers at competitive prices.  The Company is under no obligation to purchase from any one vendor.  The Company has entered into contractual relationships with some of its vendors; however, these agreements do not contain binding obligations on either party and either party may terminate the agreement at any time.  The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

9.         Related Parties

John H. Harland Company ("JHH Co.") made investments in the Company in February and May 2005.  JHH Co. acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share.  As part of the acquisition of shares, JHH Co. received warrants to purchase 321,428 additional shares of common stock at $0.70 per share.  This transaction resulted in JHH Co. and its subsidiary, Harland Financial Solutions (collectively "John Harland"), being considered related parties of the Company due to the amount of the Company's common stock beneficially owned by John Harland.  John Harland is not involved in the management decisions of the Company and does not participate in any board meetings, unless invited.  As of March 31, 2011, John Harland beneficially owned approximately 12% of the Company’s outstanding common stock.

The Company recognized revenues from John Harland of approximately $15,000 and $28,000 for the three and six months ended March 31, 2011, respectively, for software maintenance.  For the three and six months ended March 31, 2010, the Company recognized revenues of approximately $14,000 and $31,000, respectively, from John Harland for software maintenance.  There was an outstanding accounts receivable balance due from John Harland of approximately $6,000 and $3,000 at March 31, 2011 and 2010, respectively.

10.           Commitments and Contingencies

Facility Lease

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

Change of Control and Severance Agreements

On February 28, 2011, the Company entered into an Executive Severance and Change of Control Plan with James B. DeBello, President, Chief Executive Officer, Chief Financial Officer and a director of the Company. Under the terms of the agreement, if the Company terminates Mr. DeBello's employment without cause or if Mr. DeBello terminates his employment for good reason, Mr. DeBello will be entitled to receive (i) a lump-sum cash amount equal to his then-current annual base salary; (ii) a lump-sum cash amount equal to twelve months of premium payments for continuation coverage under the Company's health plans; and (iii) accelerated vesting of 50% of all outstanding equity awards then held by Mr. DeBello.  In the event of a change in control of the Company, Mr. DeBello will be entitled to receive (i) a lump-sum cash amount equal to two times his then-current annual base salary, with one-half of such amount being paid upon the date of the consummation of the change in control and one-half of such amount being paid on the date that is six months following the consummation of the change in control; and (ii) accelerated vesting of 100% of all outstanding equity awards then held by Mr. DeBello. In addition, if Mr. DeBello is terminated without cause or terminates his employment for good reason at any time within two months prior or twenty-four months following a change in control, Mr. DeBello will be entitled to receive a lump-sum cash amount equal to twenty-four months of premium payments for continuation coverage under the Company's health plans.

Also on February 28, 2011, the Company entered into Executive Severance and Change of Control Plans with certain key members of management of the Company.  Such agreements are substantially similar to the Executive Severance Plan with Mr. DeBello, with the exception that such executives shall be entitled to receive a lump-sum cash amount equal to (i) one-half the executive's then-current annual base salary in the same circumstances where Mr. DeBello would be entitled to receive a lump-sum cash amount equal to one times his then-current annual base salary, and (ii) one times executive's then-current annual base salary in the same circumstances where Mr. DeBello would be entitled to receive a lump-sum cash amount equal to two times his then-current annual base salary.  As of March 31, 2011, no such termination or change of control event, as defined in the agreements, had occurred that required the Company to make an accrual in the financial statements included in this report related to the agreements.

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

Overview

For more than 20 years, we have provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other financial documents.  Today, we are applying our patented technology and expertise in image correction, optical character recognition and intelligent data extraction to mobile devices.  As of March 31, 2011, we had eight patents for our mobile applications, and subsequent to quarter end, we were notified by the United States Patent and Trademark Office that we will receive four new patents for our mobile check deposit technology.

During 2010, we leveraged our technology and industry customer relationships to enter the rapidly growing market for mobile financial and business applications.  Our mobile applications, including our flagship Mobile Deposit® solution, use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.  Users simply take a picture of the document and our applications do the rest — correcting image distortion, extracting relevant data, routing images to their desired location, and processing transactions through users’ financial institutions.  Our mobile applications are offered by financial institutions and payment facilitating companies.

Mobile Deposit® is a software application that allows users to remotely deposit a check using their smartphone camera.  Currently, approximately 40 financial institutions – including many of the top U.S. retail banks and payment facilitating companies – deploy Mobile Deposit.  Other mobile applications we offer include Mobile Receipt™, a receipt archival and expense report application, Mobile Phax™, a mobile document faxing application using our proprietary technology, Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera, and Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphones.  Our mobile applications support all major smart phone operating systems, including the iPhone, Blackberry, Android and Windows Mobile handsets.

We market and sell our mobile applications through channel partners and directly to end-users.  End-users purchase, either directly from us or from one of our channel partners, a term license to use our mobile applications.

We recognized $2.9 million in revenue during the quarter ended March 31, 2011 and had accumulated deficit of $15.7 million.  At March 31, 2011, we had cash and cash equivalents of $2.3 million, working capital of $3.0 million and stockholders' equity of $3.2 million.

Common Stock Private Placement

Subsequent to the end of the quarter, on May 5, 2011, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, on May 6, 2011, we sold to the investors an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share for aggregate gross proceeds of approximately $15 million.  We paid cash compensation of approximately $1,050,000 in placement agent fees and agreed to reimburse up to $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing, including fees and expenses of legal counsel and other advisors of the placement agent.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board.  As a result of closing of the private placement, we plan to file for listing of our shares on the NASDAQ Capital Market.

Management Discussion Regarding Opportunities, Challenges and Risks

The growth in the acceptance of mobile-banking by financial institutions and their customers has helped drive our recent growth.  During fiscal 2011, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® application, as part of their offering of mobile-banking choices for their customers.  We believe that financial institutions see our patented solutions as a way to provide an all-around better retail customer experience in mobile-banking.

To continue and sustain our growth, we must continue to offer mobile applications that address a growing market for mobile-banking.  Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications or negative publicity or obsolescence of the software environments in which our products operate, could result in lower sales or gross margins.  Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues.

We derive revenue predominately from the sale of non-exclusive term licenses to use the products covered by our patented technologies, such as our Mobile Deposit® application, and to a lesser extent by providing maintenance and professional services for the products we offer.  The revenue we derive from the sale of non-exclusive term licenses to use the products covered by our patented technologies is primarily derived from the sale to our channel partners of non-exclusive term licenses to sell the applications we offer.

During the last few quarters, sales of non-exclusive term licenses to one or two channel partners has comprised a significant part of our revenue each quarter.  This is attributable to the timing of when a particular channel partner renews or purchases a non-exclusive term license from us and does not represent a dependence on any channel partner.  If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost.  However in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

We face numerous competitors in the mobile-payments industry, many of which have greater financial, technical, marketing and other resources than we do.  However, we believe our patented image-analysis technology, our growing portfolio of products for the financial services industry and our position as a pure play mobile-payments company provides us with a competitive advantage.  To remain competitive, we must be able to continue to offer products that are attractive to the ultimate end-user and that are secure, accurate and convenient.  We intend to use the proceeds we received from our recent private placement to further strengthen our portfolio of products to help us remain competitive.  We may have difficulty meeting changing market conditions and developing enhancements to our software applications on a timely basis in order to maintain our competitive advantage.  Our continued growth will ultimately depend upon our ability to develop additional applications and attract strategic alliances that sell such technologies.

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2011 and 2010

Net Sales

Net sales were approximately $2,868,000 and $1,517,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $1,351,000 or 89%, primarily due to an increase in sales of software licenses, which increased by approximately $1,311,000 or 128% to approximately $2,338,000 in the three months ended March 31, 2011 from approximately $1,027,000 in the three months ended March 31, 2010.  The increase in software license sales in the current three-month period primarily relates to an increase in sales of our Mobile Deposit software application of approximately $1,752,000.  Sales of maintenance and professional services were approximately $530,000 and $490,000 in the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $40,000 or 8%, primarily due to the timing of the renewals of maintenance contracts.

We recognized revenue from professional services, including software maintenance, from John H. Harland Company and its subsidiary, Harland Financial Solutions, of approximately $15,000 and $14,000 in the three months ended March 31, 2011 and 2010, respectively.  John H. Harland Company and its subsidiary, Harland Financial Solutions, is a related party as discussed in greater detail in Note 9 to the financial statements included in this report.

Cost of Sales

Cost of sales was approximately $256,000 in the three months ended March 31, 2011, compared to approximately $182,000 in the three months ended March 31, 2010, an increase of approximately $74,000 or 41%, primarily the result of increased sales of products containing third-party software on which we pay royalties.  Stated as a percentage of sales, cost of sales was 9% for the three months ended March 31, 2011, compared to 12% for the three months ended March 31, 2010.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $565,000 and $231,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $334,000 or 145%.  The increase in selling and marketing expenses in the current quarter primarily relates to increased personnel costs of approximately $193,000 due to an increase in headcount, increased commissions of approximately $88,000 due to increased sales and increases in stock-based compensation expense of approximately $52,000, advertisement and promotion expenses of approximately $17,000 and other direct operating expenses of approximately $13,000, partially offset by a decrease in outside services of approximately $29,000.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended March 31, 2011 and 2010 were 20% and 15%, respectively.

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

Research and development expenses were approximately $643,000 and $507,000 for the three months ended March 31, 2011 and 2010, respectively, an increase of approximately $136,000 or 27%.  The increase in research and development expenses in the current quarter primarily relates to increased personnel costs of approximately $86,000 due to an increase in headcount and increases in stock-based compensation expense of approximately $44,000 and other direct operating expenses of approximately $5,000.  Stated as a percentage of net sales, research and development expenses were 22% and 33% in the three months ended March 31, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance department and legal, accounting and other administrative fees.  General and administrative expenses were approximately $834,000 in the three months ended March 31, 2011, compared to approximately $499,000 in the three months ended March 31, 2010, an increase of approximately $335,000 or 67%.  The increase in general and administrative expenses in the current quarter primarily relates to increases in legal fees of approximately $186,000, outside services of approximately $52,000, other direct operating expenses of approximately $52,000, SEC and other public reporting costs of approximately $37,000 and travel expenses of approximately $9,000.  Stated as a percentage of net sales, general and administrative expenses were 29% and 33% in the three months ended March 31, 2011 and 2010, respectively.

Other (Expense) Income

Interest and other expense was a negligible amount in the three months ended March 31, 2011, compared to approximately $91,000 for the three months ended March 31, 2010.  The decrease in the current period primarily relates to a decrease of approximately $90,000 in interest expense due to the conversion of debentures to common stock in December 2010.  Interest income was approximately $1,000 in the three months ended March 31, 2011, compared to a negligible amount in the three months ended March 31, 2010.

Comparison of the Six Months Ended March 31, 2011 and 2010

Net Sales

Net sales were approximately $4,272,000 and $2,676,000 for the six months ended March 31, 2011 and 2010, respectively, an increase of approximately $1,596,000 or 60%, primarily due to an increase in sales of software licenses, which increased by approximately $1,576,000 or 93% to approximately $3,279,000 in the six months ended March 31, 2011 from approximately $1,703,000 in the six months ended March 31, 2010.  The increase in software license sales in the current six-month period primarily relates to an increase in sales of our Mobile Deposit software application of approximately $1,956,000.  Sales of maintenance and professional services were approximately $993,000 and $973,000 in the six months ended March 31, 2011 and 2010, respectively, an increase of approximately $20,000 or 2%, primarily due to the timing of the renewals of maintenance contracts.

We recognized revenue from professional services, including software maintenance, from John H. Harland Company and its subsidiary, Harland Financial Solutions, of approximately $28,000 and $31,000 in the six months ended March 31, 2011 and 2010, respectively.

During the three months ended December 31, 2010, we entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of our Mobile Deposit product.  The agreement includes additional software products and services that we expect to deliver later in this fiscal year.  In addition, the arrangement includes extended payment terms.  As a result, revenue under the arrangement will be recognized upon delivery of all products defined in the arrangement to the extent payments have become due for each product, in accordance with ASC Topic 985-605, Software Revenue Recognition.  Included in deferred revenue at March 31, 2011, is a portion of the contract value for which we have collected the first payment.

Cost of Sales

Cost of sales was approximately $464,000 in the six months ended March 31, 2011, compared to approximately $535,000 in the six months ended March 31, 2010, a decrease of approximately $71,000 or 13%, primarily the result of decreased sales of products containing third-party software on which we pay royalties.  Stated as a percentage of sales, cost of sales was 11% for the six months ended March 31, 2011, compared to 20% for the six months ended March 31, 2010.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $964,000 and $396,000 for the six months ended March 31, 2011 and 2010, respectively, an increase of approximately $568,000 or 143%.  The increase in selling and marketing expenses in the current six-month period primarily relates to increased personnel costs of approximately $332,000 due to an increase in headcount, increased commissions of approximately $103,000 due to increased sales and increases in stock-based compensation expense of approximately $94,000 and advertisement and promotion expenses of approximately $39,000.  Stated as a percentage of net sales, selling and marketing expenses for the six months ended March 31, 2011 and 2010 were 23% and 15%, respectively.

Research and Development Expenses

Research and development expenses were approximately $1,232,000 and $1,014,000 for the six months ended March 31, 2011 and 2010, respectively, an increase of approximately $218,000 or 21%.  The increase in research and development expenses in the current six-month period primarily relates to increased personnel costs of approximately $213,000 due to an increase in headcount and increases in stock-based compensation expense of approximately $86,000 and other direct operating expenses of approximately $12,000, partially offset by decreased outside services of approximately $92,000.  Stated as a percentage of net sales, research and development expenses were 29% and 38% in the six months ended March 31, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $1,457,000 in the six months ended March 31, 2011, compared to approximately $832,000 in the six months ended March 31, 2010, an increase of approximately $625,000 or 75%.  The increase in general and administrative expenses in the current six-month period primarily relates to an increases in legal fees of approximately $244,000, stock-based compensation expense of approximately $133,000, outside services of approximately $89,000, other direct operating expenses of approximately $73,000, SEC and other public reporting costs of approximately $35,000, personnel costs of approximately $27,000 and travel expenses of approximately $25,000.  Stated as a percentage of net sales, general and administrative expenses were 34% and 31% in the six months ended March 31, 2011 and 2010, respectively.

Other (Expense) Income

Interest and other expense was approximately $384,000 for the six months ended March 31, 2011, compared to approximately $114,000 for the six months ended March 31, 2010, an increase of approximately $270,000 or 237%.  The increase in the current period primarily relates to accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion of the debentures in December 2010.  Interest income was approximately $2,000 in the six months ended March 31, 2011, compared to approximately $1,000 in the six months ended March 31, 2010.

Liquidity and Capital Resources

On March 31, 2011, we had approximately $2,304,000 in cash and cash equivalents compared to approximately $1,305,000 on September 30, 2010, an increase of approximately $999,000 or 77%.  The increase in cash was primarily due to the proceeds from the private placement we completed on October 1, 2010, in which we sold 500,000 shares of our common stock at $1.50 per share to an accredited investor, resulting in gross proceeds of $750,000.

On January 31, 2011, we entered into a loan and security agreement with our primary operating bank.  The agreement permits us to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  Our obligations under this agreement are secured by a security interest in our equipment and other personal property.  Interest on the facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of March 31, 2011.  We had borrowed $105,000 at an annual percentage rate of 5% on the line of credit as of March 31, 2011.

The balance of accounts receivable was approximately $3,002,000 at March 31, 2011, compared to approximately $1,222,000 at September 30, 2010, an increase of approximately $1,780,000 or 146%.  The increase in accounts receivable was primarily due to increased sales, particularly at the end of the second quarter, and the timing of customer billings and the receipt of payments.

Deferred revenue was approximately $1,564,000 at March 31, 2011, compared to approximately $831,000 at September 30, 2010, an increase of approximately $733,000 or 88%.  Included in deferred revenue are maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.  Also included in deferred revenue is an unrecognized license fee related to the agreement we entered into with JP Morgan Chase in December 2010, which will be recognized as revenue upon delivery of all products defined in the arrangement to the extent payments have become due for each product.

Net cash provided by operating activities during the six months ended March 31, 2011 was approximately $105,000.  The primary use of cash from operating activities was an increase in accounts receivable of approximately $1,780,000, the loss during the six month period of approximately $231,000 and an increase in inventory, prepaid expenses and other current assets of approximately $109,000.  The primary source of cash from operating activities was increases in deferred revenue of approximately $733,000, accounts payable of $287,000 and accrued payroll and related taxes of approximately $150,000.  The primary non-cash adjustments to operating activities were stock-based compensation expense of approximately $530,000, non-cash interest expense on the convertible debentures of approximately $384,000, depreciation and amortization of approximately $83,000 and amortization of capitalized debt issuance costs of approximately $54,000.

Net cash used in investing activities was approximately $91,000 during the six months ended March 31, 2011, related to the purchase of capital equipment.  Net cash used in investing activities to purchase capital equipment during the six months ended March 31, 2010 was approximately $2,000.

We had working capital of approximately $2,977,000 and a 2.1 current ratio at March 31, 2011, compared to approximately $1,420,000 and a 2.1 current ratio at September 30, 2010.  At March 31, 2011, our total liability to equity ratio was 0.82 to 1 compared to 2.00 to 1 on September 30, 2010.

Cash generated from financing activities during the six months ended March 31, 2011 included the following:

(i) the sale in October 2010 of 500,000 shares of our common stock at $1.50 per share to an accredited investor in a private placement, resulting in gross proceeds of $750,000;

(ii) proceeds of approximately $130,000 from the exercise of warrants and stock options; and

(iii) proceeds of $105,000 from borrowing on the bank line of credit.

Subsequent to the end of the quarter, on May 5, 2011, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, on May 6, 2011, we sold to the investors an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15 million. We paid cash compensation of approximately $1,050,000 in placement agent fees and agreed to reimburse up to $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing, including fees and expenses of legal counsel and other advisors of the placement agent.

Based on our current operating plan, we believe the current cash balance, including the cash raised in the recently completed private placement, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as a result of the Company's status as a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of March 31, 2011, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although our operations resulted in net income of approximately $570,000 in the three months ended March 31, 2011, we recognized a net loss of approximately $231,000 for the six months ended March 31, 2011.  In the three months ended March 31, 2010, our operations resulted in net income of approximately $7,000, compared to a net loss of approximately $216,000 in the six months ended March 31, 2010.  We will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report and those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of March 31, 2011: (i) John M. Thornton, who is the Chairman of our Board of Directors and his spouse, Sally B. Thornton, who is also a member of our Board of Directors, beneficially owned approximately 14% of our outstanding common stock; (ii) our directors and executive officers as a group, including Mr. and Mrs. Thornton, beneficially owned approximately 23% of our outstanding common stock; and (iii)  John H. Harland Company beneficially owned approximately 12% of our outstanding common stock.  The foregoing stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2010, the closing price of our common stock ranged from $0.56 to $1.78.  During the first six months of fiscal 2011, the closing price of our common stock price ranged from $1.75 to $6.56.

From time to time our Board of Directors explores and considers strategic alternatives, including financings, strategic alliances or the possible sale of the Company.  Our Board of Directors may not be able to identify or complete any suitable strategic alternatives and any such alternatives may have an impact on our operations or stock price.

From time to time our Board of Directors explores and considers potential strategic alternatives that may be available to us, including financings, strategic alliances or the possible sale of the Company.  We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of various strategic alternatives will result in any specific action or transaction.  If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price.  We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless a specific transaction is recommended by our Board of Directors or appropriate committee thereof, or the process is concluded.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 4, 2011, a warrant holder elected to exercise a common stock purchase warrant to acquire 200,000 shares of our common stock at $0.92 per share.  The warrant holder exercised under the cashless exercise method, resulting in the issuance of 169,333 shares of common stock to the warrant holder and the cancellation of the remaining 30,667 shares in consideration of the issuance.

On January 8, 2011, a warrant holder elected to exercise a common stock purchase warrant to acquire 8,333 shares of our common stock at $0.91 per share, resulting in gross proceeds of approximately $8,000.

On March 23, 2011, a warrant holder elected to exercise a common stock purchase warrant to acquire 25,000 shares of our common stock at $0.91 per share, resulting in gross proceeds of approximately $23,000.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering, and we believe the transactions were exempt from the registration requirements of the Securities Act of 1933 in reliance on Section 4(2) there of and/or Section 3(a)(9) thereof, and the rules and regulations promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchasers of our common stock disclosed above were accredited and either received adequate information about us or had access, through their relationships with us, to such information.  Appropriate legends were affixed to the share certificates issued in the above transactions.

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

MITEK SYSTEMS, INC.

May 10, 2011	By:	/s/ James B. DeBello
James B. DeBello
President, Chief Executive Officer, and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
4.1
Form of Common Stock Purchase Warrant issued to John H. Harland Company (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Mitek Systems, Inc., filed with the SEC on February 23,2005) (SEC file number 000-15235-05634234)

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