Form 10-Q
period 2011-06-30
MITEK SYSTEMS INC
filed 2011-08-12
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 23,978,561 shares outstanding of the registrant's common stock as of August 9, 2011.

MITEK SYSTEMS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2011

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

Forward-looking statements can be identified by the use of words such as "estimate," "may," "plan," "project," "forecast," "intend," "expect," "anticipate," "believe," "seek," "target" or similar expressions.  These statements reflect Mitek's judgment based on currently available information at June 30, 2011 and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements.

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

(ii)

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.
BALANCE SHEETS

	June 30,
	2011	September 30,
	(Unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,024,308	$1,305,049
Short-term investments	2,411,469	-
Accounts receivable including related party of $1,249 and $3,705,	3,045,886	1,221,599
respectively, net of allowance of $38,020 and $6,003, respectively
Deferred maintenance fees	160,628	93,337
Inventory, prepaid expenses and other current assets	142,502	87,335
Total current assets	19,784,793	2,707,320

PROPERTY AND EQUIPMENT, net	113,212	34,293
SOFTWARE DEVELOPMENT COSTS, net	125,728	228,596
OTHER LONG-TERM ASSETS	29,465	38,247

TOTAL ASSETS	$20,053,198	$3,008,456

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit	$105,000	$-
Accounts payable	518,446	228,514
Accrued payroll and related taxes	439,383	196,531
Deferred revenue	1,027,287	831,372
Deferred rent, current	9,193	9,193
Other accrued liabilities	70,026	21,870
Total current liabilities	2,169,335	1,287,480

Deferred rent, non-current	27,735	39,716
Convertible debt	-	679,801

TOTAL LIABILITIES	2,197,070	2,006,997

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.001 par value, 40,000,000 shares authorized,
23,978,561 and 17,816,249 issued and outstanding, respectively	23,979	17,816
Additional paid-in capital	33,232,253	16,477,981
Accumulated other comprehensive income	(89)	-
Accumulated deficit	(15,400,015)	(15,494,338)
Total stockholders' equity	17,856,128	1,001,459

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$20,053,198	$3,008,456

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

SALES:
Software	$2,375,049	$370,464	$5,653,916	$2,076,220
Maintenance and professional services	578,869	452,026	1,571,920	1,422,246
Total sales	2,953,918	822,490	7,225,836	3,498,466

COSTS AND EXPENSES:
Cost of sales-software	377,274	139,713	709,928	562,090
Cost of sales-maintenance and professional services	60,422	63,531	191,541	176,433
Selling and marketing	667,793	224,772	1,632,001	620,611
Research and development	738,368	491,619	1,970,687	1,505,443
General and administrative	784,573	458,184	2,242,009	1,289,969
Total costs and expenses	2,628,430	1,377,819	6,746,166	4,154,546

OPERATING INCOME (LOSS)	325,488	(555,329)	479,670	(656,080)

OTHER INCOME (EXPENSE):
Interest and other expense (See Note 6)	(2,693)	(91,782)	(387,067)	(205,337)
Interest income	2,316	547	4,212	1,218
Total other income (expense), net	(377)	(91,235)	(382,855)	(204,119)

INCOME (LOSS) BEFORE INCOME TAXES	325,111	(646,564)	96,815	(860,199)

PROVISION FOR INCOME TAXES	-	-	(2,492)	(2,338)

NET INCOME (LOSS)	$325,111	$(646,564)	$94,323	$(862,537)

NET INCOME (LOSS) PER SHARE - BASIC	$0.01	$(0.04)	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - BASIC	22,574,421	16,867,236	20,648,090	16,791,705

NET INCOME (LOSS) PER SHARE - DILUTED	$0.01	$(0.04)	$0.00	$(0.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES AND COMMON SHARE EQUIVALENTS OUTSTANDING - DILUTED	24,818,674	16,867,236	22,795,676	16,791,705

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	June 30,
	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$94,323	$(862,537)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	891,347	291,229
Non-cash interest expense on convertible debt	384,124	202,425
Depreciation and amortization	130,228	130,408
Amortization of capitalized debt issuance costs	53,945	25,091
Provision for bad debts	32,016	(18,265)
Changes in assets and liabilities:
Accounts receivable	(1,856,303)	(175,321)
Deferred maintenance fees	(67,291)	(38,670)
Inventory, prepaid expenses and other current assets	(100,330)	4,358
Accounts payable	289,932	(21,051)
Accrued payroll and related taxes	242,852	23,912
Deferred revenue	195,915	108,383
Deferred rent	(11,981)	(116,563)
Other accrued liabilities	48,156	(3,376)
Net cash provided by (used in) operating activities	326,933	(449,977)

INVESTING ACTIVITIES
Purchases of short-term investments	(2,411,558)	-
Purchases of property and equipment	(106,279)	(6,733)
Net cash used in investing activities	(2,517,837)	(6,733)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs of $1,154,634 and $0, respectively	14,595,367	345,000
Proceeds from exercise of warrants and stock options	209,796	10,800
Proceeds from line of credit	105,000	-
Proceeds from the issuance of convertible debt, net	-	922,223
Net cash provided by financing activities	14,910,163	1,278,023

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,719,259	821,313

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,305,049	674,115

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,024,308	$1,495,428

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$2,815	$2,353
Cash paid for income taxes	$2,492	$2,338

NON-CASH FINANCING AND INVESTING ACTIVITIES
Conversion of debt to common stock	$1,063,926	$-
Debt discount on convertible note due to warrants	$-	$226,068
Beneficial conversion feature related to convertible debt issued	$-	$401,568

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.           Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2011 of Mitek Systems, Inc. (the “Company”) have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States of America.  Refer to the Company’s financial statements on Form 10-K for the year ended September 30, 2010 for additional information.  The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented.

Results for the three and nine months ended June 30, 2011 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Earnings (loss) per share

The computation of basic and diluted earnings or loss per share is as follows:

	Three months ended		Nine months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss)	$325,111	$(646,564)	$94,323	$(862,537)

Weighted-average common shares and share equivalents outstanding - basic	22,574,421	16,867,236	20,648,090	16,791,705

Effect of dilutive stock options	2,244,253	-	2,147,586	-

Weighted-average common shares and share equivalents outstanding - diluted	24,818,674	16,867,236	22,795,676	16,791,705

Earnings per share:
Basic	$0.01	$(0.04)	$0.00	$(0.05)
Diluted	$0.01	$(0.04)	$0.00	$(0.05)

For the three and nine months ended June 30, 2010, respectively, 1,917,085 and 1,548,066 potentially dilutive shares were not included in the diluted per share calculation as their inclusion would have been antidilutive.

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04").  Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same.  ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011.  Early adoption by public entities is not permitted.  The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

3.           Short-term Investments

The Company determines the appropriate designation of short-term investments at the time of purchase and re-evaluates such designation as of each balance sheet date.  All of the Company’s short-term investments were designated as available-for-sale debt securities with original maturity dates of greater than ninety days as of June 30, 2011.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of shareholders’ equity.  Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date.  For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis.  If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred.  The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings.  The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of shareholders’ equity in other comprehensive income.  No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2011.

The cost of securities sold is based on the specific identification method.  Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.  The Company classifies all marketable securities as current assets because the assets are available to fund current operations.  No realized gains or losses were recognized and investment income was immaterial during the three and nine months ended June 30, 2011.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”),  defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements.  Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs.  ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;

•
Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for the Company’s short-term investments measured at fair value on a recurring basis as of June 30, 2011:

	Level 1	Level 2	Level 3	Total

Corporate debt securities	$2,411,469	$-	$-	$2,411,469

Total	$2,411,469	$-	$-	$2,411,469

4.           Revenue Recognition

During the three months ended December 31, 2010, the Company entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of the Company's Mobile Deposit product.  The agreement included additional software products and services that the Company expected to deliver later in its fiscal year.  In addition, the arrangement included extended payment terms.  As a result, revenue under the arrangement was deferred at December 31, 2010 and would be recognized upon delivery of all products defined in the arrangement to the extent payments had become due for each product, in accordance with FASB ASC Topic 985-605, Software Revenue Recognition.  As of June 30, 2011, the Company had delivered the additional software products and services defined under the agreement and therefore recognized the previously deferred revenue, representing that portion of the total contract value for which payments have come due.

5.           Capitalized Software Development Costs

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

  In June 2009, the Company began to recognize revenue from the sale of ImageNet Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20.  Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.  The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years.  The Company recorded amortization of software development costs of approximately $34,000 in both the three months ended June 30, 2011 and 2010 and approximately $103,000 in both the nine months ended June 30, 2011 and 2010.

6.           Debt

Convertible Debt

In December 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1,000,000 the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share.  Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75.  The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

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

In evaluating the accounting for the convertible debentures, the Company considered whether the conversion option related to the convertible debentures required bifurcation and separate accounting as a liability at fair value.  Because the conversion option entitled the holder to convert to a fixed number of shares at a fixed price, the Company was not required to bifurcate the conversion option and the related debt host.  Similarly, the warrant contract entitled the holder to convert to a fixed number of shares at a fixed price and was therefore recorded in stockholders’ equity.

Of the gross proceeds, approximately $786,000 was allocated to the debentures and approximately $226,000 to the warrants.  The value of the warrants was estimated using a Black-Scholes option valuation model.  The amount allocated to the warrants was recorded as a discount on the debentures and was being amortized to interest expense over the term of the debentures.  In addition, based on the conversion price of $0.75 and relative value of the debentures, a beneficial conversion feature of approximately $402,000 was recorded as an additional discount on the debentures and was being amortized to interest expense in the accompanying statements of operations over the term of the debentures.

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5.00
Stock price volatility	2.07
Expected dividend yield	0%

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank.  The loan agreement permits the Company to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property.  Interest on the credit facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which the Company was in compliance as of June 30, 2011.  The Company had borrowed $105,000 at an annual percentage rate of 5.00% on the line of credit as of June 30, 2011.

7.           Income Taxes

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

The Company's policy is to classify interest and penalties related to income tax matters as income tax expense.  The Company had no accrual for interest or penalties as of June 30, 2011 or September 30, 2010, and has not recognized interest and/or penalties in the statements of operations for the three and nine months ended June 30, 2011.

8.           Stockholders' Equity

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to an accredited investor in a private placement, resulting in gross proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of outstanding convertible debentures as discussed in greater detail in Note 6 to the financial statements included in this report.

In May 2011, the Company entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, the Company sold to the investors an aggregate of 2,857,143 shares of the Company’s common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15,000,000.  The Company paid cash compensation of approximately $1,050,000 in placement agent fees and reimbursed $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing.  In addition, the Company incurred legal fees of approximately $80,000 in connection with the private placement, resulting in net proceeds of approximately $13,845,000.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.  As of June 30, 2011, the Company had warrants to purchase 132,189 shares of its common stock outstanding, all of which had an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like.

In connection with the issuance of shares of common stock to John H. Harland Company ("JHH Co.") in February and May 2005, the Company issued warrants to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like.  In June 2011, JHH Co. exercised the warrants, which were due to expire between February and May 2012.  The warrants were exercised under the cashless exercise method, resulting in the issuance of 288,582 shares of common stock to the warrant holder and the cancellation of the remaining 32,846 shares in consideration of the issuance.  See Note 10 to the financial statements included in this report.

In connection with issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 6 to the financial statements included in this report.  Of such warrants, warrants to purchase 205,312 shares of the Company's common stock have been exercised and warrants to purchase 132,189 shares of common stock remain outstanding as of June 30, 2011.  These warrants expire in December 2014.

The following table summarizes warrant activity in the nine months ended June 30, 2011:

	Number	Weighted-average
	of warrants	exercise price
Oustanding and exercisable at September 30, 2010	895,283	$0.84
Issued	-	-
Exercised	(763,094)	$0.83
Expired	-	-
Oustanding and exercisable at June 30, 2011	132,189	$0.91

Stock-based Compensation

The Company applies the fair value recognition provisions of the FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718.  It is assumed no dividends will be declared.  The estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.  The estimated expected remaining contractual life of stock option grants at June 30, 2011 was approximately 1.3 years on grants to directors and 6.7 years on grants to employees.

The fair value calculations for stock-based compensation awards to employees for the nine month periods ended June 30, 2011 and 2010 were based on the following assumptions:

	2011	2010

Risk-free interst rate	0.26% - 2.26%	0.35% - 2.58%
Expected life (years)	5.51	5.26
Expected volatility	193%	217%
Expected dividends	None	None

ASC 718 requires the cash flows resulting from the tax benefits ensuing from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to the Company's valuation allowance from losses in the previous years, there was no such tax benefits during the three and nine months ended June 30, 2011.  Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards under ASC 718, which was allocated as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Selling and marketing	$65,324	$31,785	$168,471	$65,475
Research and development	76,892	10,199	196,666	19,772
General and administrative	219,547	32,561	526,210	205,982

Stock-based compensation expense related to stock options and restricted stock unit awards included in operating expenses	$361,763	$74,545	$891,347	$291,229

As of June 30, 2011, the Company had $4,594,632 of unrecognized compensation expense expected to be recognized over the weighted average remaining vesting life of approximately 4.2 years.

Stock Options

The Company granted stock options to purchase 60,000 and 940,031 shares of its common stock during the three and nine months ended June 30, 2011, respectively, all of which were granted pursuant to the Company’s available stock option plans.

The following table summarizes vested and unvested options, fair value per share, weighted average remaining term and aggregate intrinsic value at June 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Vested	3,093,427	0.56	5.03	$19,895,217
Unvested	1,592,178	2.05	8.88	8,098,679
Total	4,685,605	1.07	6.33	$27,993,896

A summary of option activity under the Company’s stock equity plans during the nine months ended June 30, 2011 is as follows:

			Weighted Average
		Weighted Average	Remaining
	Number of	Exercise Price Per	Contractual Term
	Shares	Share	(in Years)
Outstanding, September 30, 2010	4,534,328	$0.66	6.21

Granted:
Board of Directors	50,000	$1.95
Executive Officers	356,830	$2.60
Employees	533,201	$4.06
Exercised	(774,438)	$0.54
Cancelled	(14,316)	$0.57

Outstanding, June 30, 2011	4,685,605	$1.23	6.33

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2011:

		Weighted			Weighted
		Average			Average
	Number of	Remaining	Weighted	Number of	Exercise Price of	Number of
Range of	Options	Contractual Life	Average	Exercisable	Exercisable	Unvested
Exercise Prices	Outstanding	(in Years)	Exercise Price	Options	Options	Options
$0.07 - $0.09	617,308	6.23	$0.09	465,307	$0.09	152,001
$0.35 - $0.70	1,020,060	5.16	$0.42	1,005,472	$0.42	14,588
$0.72 - $0.80	1,051,646	6.97	$0.79	637,053	$0.79	414,593
$0.82 - $1.95	1,093,060	4.78	$1.19	862,209	$1.13	230,851
$2.32 to $7.05	903,531	8.87	$3.46	123,386	$3.50	780,145
	4,685,605	6.33	$1.23	3,093,427	$0.77	1,592,178

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

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period.  In the three and nine months ended June 30, 2011, the Company recognized approximately $77,000 and $103,000, respectively, in stock-based compensation expense related to the outstanding restricted stock units.  There was no such expense recognized in the three and nine months ended June 30, 2010.  There were 700,000 shares available for grant under the Director Plan as of June 30, 2011.

9.           Product Revenue and Concentrations

Product Revenues

Below is a summary of revenues:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue
Software licenses	$2,375,049	$370,464	$5,653,916	$2,076,220
Maintenance and professional services	578,869	452,026	1,571,920	1,422,246
Total Revenue	$2,953,918	$822,490	$7,225,836	$3,498,466

Revenue Concentration

The Company had the following sales concentrations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Customers to which sales were in excess of 10% of total sales:
Number of customers	3	1	3	3
Aggregate percentage of sales	70.5%	17.0%	47.3%	40.2%

Below is a summary of revenue from customers of which revenues were in excess of 10% of total revenue and the corresponding accounts receivable balances:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$2,082,345	$140,075	$3,415,139	$1,404,803
Accounts receivable balance	$1,599,766	$21,439	$1,739,166	$201,731

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

Vendor Concentration

The Company had the following vendor purchase concentrations:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Vendors from which purchases were in excess of 10% of total purchases:
Number of vendors	1	-	-	1
Aggregate percentage of purchases	10.4%	-	-	13.6%

Below is a summary of purchases from vendors from which purchases were in excess of 10% of total purchases and the corresponding accounts payable balances:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Purchases	$117,662	$-	$-	$315,650
Accounts payable balance	$33,814	$-	$-	$91,151

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

10.         Related Parties

John H. Harland Company ("JHH Co.") made investments in the Company in February and May 2005.  JHH Co. acquired a total of 2,142,856 shares of unregistered common stock for an aggregate purchase price of $1,500,000 or $0.70 per share.  As part of the acquisition of shares, JHH Co. received warrants to purchase 321,428 additional shares of common stock at $0.70 per share.  This transaction resulted in JHH Co. and its subsidiary, Harland Financial Solutions (collectively "John Harland"), being considered related parties of the Company due to the amount of the Company's common stock beneficially owned by John Harland.  John Harland has not been involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

On May 16, 2011, John Harland sold their 2,142,856 shares of the Company’s common stock.  As a result of the disposition, John Harland ceased to be beneficial owners of more than five percent of the Company’s common stock and thus, no longer considered a related party.  On June 3, 2011, John Harland exercised warrants to purchase 321,428 shares of the Company’s common stock, which they subsequently sold on June 10, 2011.

The Company recognized revenues from John Harland of approximately $15,000 and $43,000 for the three and nine months ended June 30, 2011, respectively, for software maintenance.  For the three and nine months ended June 30, 2010, the Company recognized revenues of approximately $14,000 and $45,000, respectively, from John Harland for software maintenance.  There was an outstanding accounts receivable balance due from John Harland of approximately $1,000 at both June 30, 2011 and 2010.

11.           Commitments and Contingencies

Facility Lease

The Company's principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease.  The lease costs are expensed on a straight-line basis over the lease term.  The term of the lease on this facility commenced in December 2005 and expires in December 2012.  In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009.  The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010.  In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option.  In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by 1,722 square feet from 15,927 square feet to 14,205 square feet, which reduced the Company's basic rent proportionately starting in December 2009.  The base monthly rent for the facility in fiscal 2011 under this lease is approximately $26,000.  The base monthly rent increases every twelve months by approximately 3%.

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

Also on February 28, 2011, the Company entered into Executive Severance and Change of Control Plans with certain key members of management of the Company.  Such agreements are substantially similar to the Executive Severance and Change of Control Plan with Mr. DeBello, with the exception that such executives shall be entitled to receive a lump-sum cash amount equal to (i) one-half the executive's then-current annual base salary in the same circumstances where Mr. DeBello would be entitled to receive a lump-sum cash amount equal to one times his then-current annual base salary, and (ii) one times executive's then-current annual base salary in the same circumstances where Mr. DeBello would be entitled to receive a lump-sum cash amount equal to two times his then-current annual base salary.  As of June 30, 2011, no such termination or change of control event, as defined in the agreements, had occurred that required the Company to make an accrual in the financial statements included in this report related to the agreements.

12.           Subsequent Events

Subsequent to the end of the quarter, on July 14, 2011, the Company’s common stock began trading on the NASDAQ Capital Market under the ticker symbol “MITK.”  In connection with the approval to list the Company’s shares of common stock on the NASDAQ Capital Market, the Company will hire a chief financial officer within 90 days of such listing.  Prior to July 14, 2011, the Company’s common stock was quoted on the Over-the-Counter Bulletin Board.

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

Overview

For more than 20 years, we have provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other financial documents.  Today, we are applying our patented technology and expertise in image correction, optical character recognition and intelligent data extraction to mobile devices.  As of June 30, 2011, we had ten patents for our mobile applications and we have been notified by the United States Patent and Trademark Office that we will receive two additional new patents for our mobile check deposit technology subsequent to the end of the quarter.

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

Mobile Deposit is a software application that allows users to remotely deposit a check using their smartphone camera.  Currently, approximately 80 financial institutions, including many of the top U.S. retail banks and payment facilitating companies, deploy Mobile Deposit.  Other mobile applications we offer include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera, Mobile Imaging Cloud™, an application that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile solutions, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphones, Mobile Receipt™, a receipt archival and expense report application and Mobile Phax™, a mobile document faxing application using our proprietary technology.  Our mobile applications support all major smart phone operating systems, including the iPhone, Blackberry, Android and Windows Mobile handsets.

We market and sell our mobile applications through channel partners and directly to end-users.  End-users purchase, either directly from us or from one of our channel partners, a term license to use our mobile applications.

We recognized approximately $2,954,000 and $7,226,000 in revenue during the three and nine months ended June 30, 2011, respectively.  At June 30, 2011, we had cash and cash equivalents of approximately $14,024,000, working capital of approximately $17,616,000 and stockholders' equity of approximately $17,856,000.

Common Stock Private Placement

In May 2011, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, we sold to the investors an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15,000,000.  We paid cash compensation of approximately $1,050,000 in placement agent fees and reimbursed $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing.  In addition, we incurred legal fees of approximately $80,000 in connection with the private placement.

Listing on the NASDAQ Capital Market

Subsequent to the end of the quarter, on July 14, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “MITK.”  In connection with the approval to list our shares of common stock on the NASDAQ Capital Market, we will hire a chief financial officer within 90 days of such listing.  Prior to July 14, 2011, our common stock was quoted on the Over-the-Counter Bulletin Board.

Management Discussion Regarding Opportunities, Challenges and Risks

The growth in the acceptance of mobile-banking by financial institutions and their customers has helped drive our recent growth.  During fiscal 2011, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit application, as part of their offering of mobile-banking choices for their customers.  We believe that financial institutions see our patented solutions as a way to provide an all-around better retail customer experience in mobile-banking.

To sustain our growth, we must continue to offer mobile applications that address a growing market for mobile-banking and mobile imaging solutions sold into other vertical markets.  Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications or negative publicity or obsolescence of the software environments in which our products operate, could result in lower sales or gross margins.  Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our sales and revenues.

We derive revenue predominately from the sale of non-exclusive term licenses to use the products covered by our patented technologies, such as our Mobile Deposit application, and to a lesser extent by providing maintenance and professional services for the products we offer.  The revenue we derive from the sale of non-exclusive term licenses to use the products covered by our patented technologies is primarily derived from the sale to our channel partners of non-exclusive term licenses to sell the applications we offer.

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

Application of Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates by management are affected by management's application of accounting policies, are subjective and may differ from actual results.  Our critical accounting policies include revenue recognition, allowance for accounts receivable, fair value of equity instruments and accounting for income taxes.

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

Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2011 and 2010

Net Sales

Net sales were approximately $2,954,000 and $822,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $2,132,000 or 259%, primarily due to an increase in sales of software licenses, which increased by approximately $2,005,000 or 542% to approximately $2,375,000 in the three months ended June 30, 2011 from approximately $370,000 in the three months ended June 30, 2010.  The increase in software license sales in the current three-month period primarily relates to an increase in sales of our Mobile Deposit software application of approximately $1,772,000.  Sales of maintenance and professional services were approximately $579,000 and $452,000 in the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $127,000 or 28%, primarily due to an increase in maintenance contracts and the timing of the maintenance renewals.

We recognized revenue from software maintenance and professional services from John H. Harland Company and its subsidiary, Harland Financial Solutions, of approximately $15,000 and $14,000 in the three months ended June 30, 2011 and 2010, respectively.  John H. Harland Company and its subsidiary, Harland Financial Solutions, was a related party as discussed in greater detail in Note 10 to the financial statements included in this report.

Cost of Sales

Cost of sales was approximately $438,000 in the three months ended June 30, 2011, compared to approximately $203,000 in the three months ended June 30, 2010, an increase of approximately $235,000 or 116%, primarily the result of increased sales of products containing third-party software on which we pay royalties.  Stated as a percentage of net sales, cost of sales was 15% for the three months ended June 30, 2011, compared to 25% for the three months ended June 30, 2010.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.  Selling and marketing expenses were approximately $668,000 and $225,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $443,000 or 197%.  The increase in selling and marketing expenses in the current quarter primarily relates to increased personnel costs of approximately $226,000 due to an increase in headcount, increased commissions of approximately $102,000 due to increased sales and increases in stock-based compensation expense of approximately $55,000, advertisement and promotion expenses of approximately $48,000 and travel and other direct operating expenses of approximately $31,000, partially offset by a decrease in outside services of approximately $19,000.  Stated as a percentage of net sales, selling and marketing expenses for the three months ended June 30, 2011 and 2010 were 23% and 27%, respectively.

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

Research and development expenses were approximately $738,000 and $492,000 for the three months ended June 30, 2011 and 2010, respectively, an increase of approximately $246,000 or 50%.  The increase in research and development expenses in the current quarter primarily relates to increased personnel costs of approximately $189,000 due to an increase in headcount and increases in stock-based compensation expense of approximately $45,000 and other direct operating expenses of approximately $12,000.  Stated as a percentage of net sales, research and development expenses were 25% and 60% in the three months ended June 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with the finance department and legal, accounting and other administrative fees.  General and administrative expenses were approximately $785,000 in the three months ended June 30, 2011, compared to approximately $458,000 in the three months ended June 30, 2010, an increase of approximately $327,000 or 71%.  The increase in general and administrative expenses in the current quarter primarily relates to increases in stock-based compensation expense of approximately $186,000, outside services of approximately $107,000, and other direct operating expenses of approximately $99,000, including travel expenses, legal fees, D&O insurance costs and bad debt expense due to an increase in the reserve for doubtful accounts, partially offset by decreased personnel costs of approximately $65,000 in the current period due to a one-time management performance bonus paid in the prior year period.  Stated as a percentage of net sales, general and administrative expenses were 27% and 56% in the three months ended June 30, 2011 and 2010, respectively.

Other (Expense) Income

Interest and other expense was approximately $3,000 in the three months ended June 30, 2011, compared to approximately $92,000 for the three months ended June 30, 2010.  The decrease in the current period primarily relates to a decrease of approximately $90,000 in interest expense related to the conversion of debentures to common stock in December 2010.  Interest income was approximately $2,000 in the three months ended June 30, 2011, compared to a negligible amount in the three months ended June 30, 2010.

Comparison of the Nine Months Ended June 30, 2011 and 2010

Net Sales

Net sales were approximately $7,226,000 and $3,498,000 for the nine months ended June 30, 2011 and 2010, respectively, an increase of approximately $3,728,000 or 107%, primarily due to an increase in sales of software licenses, which increased by approximately $3,578,000 or 172% to approximately $5,654,000 in the nine months ended June 30, 2011 from approximately $2,076,000 in the nine months ended June 30, 2010.  The increase in software license sales in the current nine-month period primarily relates to an increase in sales of our Mobile Deposit software application of approximately $3,728,000.  Sales of maintenance and professional services were approximately $1,572,000 and $1,422,000 in the nine months ended June 30, 2011 and 2010, respectively, an increase of approximately $150,000 or 11%, primarily due to an increase in maintenance contracts and the timing of the maintenance renewals.

We recognized revenue from software maintenance and professional services from John H. Harland Company and its subsidiary, Harland Financial Solutions, of approximately $43,000 and $45,000 in the nine months ended June 30, 2011 and 2010, respectively.

During the three months ended December 31, 2010, we entered into an agreement with JP Morgan Chase, one of the world's leading financial institutions, for the licensing of our Mobile Deposit product.  The agreement included additional software products and services that we expected to deliver later in its fiscal year.  In addition, the arrangement included extended payment terms.  As a result, revenue under the arrangement was deferred at December 31, 2010 and would be recognized upon delivery of all products defined in the arrangement to the extent payments had become due for each product, in accordance with ASC Topic 985-605, Software Revenue Recognition.  As of June 30, 2011, we had delivered the additional software products and services defined under the agreement and had recognized the previously deferred revenue, representing that portion of the total contract value for which payments have come due.

Cost of Sales

Cost of sales was approximately $901,000 in the nine months ended June 30, 2011, compared to approximately $739,000 in the nine months ended June 30, 2010, an increase of approximately $162,000 or 22%, primarily the result of increased sales of products containing third-party software on which we pay royalties.  Stated as a percentage of net sales, cost of sales was 12% for the nine months ended June 30, 2011, compared to 21% for the nine months ended June 30, 2010.

Selling and Marketing Expenses

Selling and marketing expenses were approximately $1,632,000 and $621,000 for the nine months ended June 30, 2011 and 2010, respectively, an increase of approximately $1,011,000 or 163%.  The increase in selling and marketing expenses in the current nine-month period primarily relates to increased personnel costs of approximately $558,000 due to an increase in headcount, increased commissions of approximately $204,000 due to increased sales and increases in stock-based compensation expense of approximately $94,000, advertisement and promotion expenses of approximately $87,000 and travel and other direct operating expenses of approximately $73,000, partially offset by a decrease in outside services of approximately $60,000.  Stated as a percentage of net sales, selling and marketing expenses for the nine months ended June 30, 2011 and 2010 were 23% and 18%, respectively.

Research and Development Expenses

Research and development expenses were approximately $1,971,000 and $1,505,000 for the nine months ended June 30, 2011 and 2010, respectively, an increase of approximately $466,000 or 31%.  The increase in research and development expenses in the current nine-month period primarily relates to increased personnel costs of approximately $402,000 due to an increase in headcount and increases in stock-based compensation expense of approximately $131,000 and other direct operating expenses of approximately $31,000, partially offset by decreased outside services of approximately $98,000.  Stated as a percentage of net sales, research and development expenses were 27% and 43% in the nine months ended June 30, 2011 and 2010, respectively.

General and Administrative Expenses

General and administrative expenses were approximately $2,242,000 in the nine months ended June 30, 2011, compared to approximately $1,290,000 in the nine months ended June 30, 2010, an increase of approximately $952,000 or 74%.  The increase in general and administrative expenses in the current nine-month period primarily relates to an increases in stock-based compensation expense of approximately $320,000, legal fees of approximately $260,000, outside services of approximately $196,000 and travel and other direct operating expenses of approximately $176,000, including SEC and other public reporting costs, directors’ fees and D&O insurance expense and bad debt expense, due to an increase in the reserve for doubtful accounts.  Stated as a percentage of net sales, general and administrative expenses were 31% and 37% in the nine months ended June 30, 2011 and 2010, respectively.

Other (Expense) Income

Interest and other expense was approximately $387,000 for the nine months ended June 30, 2011, compared to approximately $205,000 for the nine months ended June 30, 2010, an increase of approximately $182,000 or 89%.  The increase in the current period primarily relates to accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion of the debentures in December 2010.  Interest income was approximately $4,000 in the nine months ended June 30, 2011, compared to approximately $1,000 in the nine months ended June 30, 2010.

Liquidity and Capital Resources

On June 30, 2011, we had approximately $14,024,000 in cash and cash equivalents compared to approximately $1,305,000 on September 30, 2010, an increase of approximately $12,719,000 or 975%.  The increase in cash was primarily due to the proceeds from the following private placements:

(i) in October 2010, we sold 500,000 shares of our common stock at $1.50 per share to an accredited investor, resulting in gross proceeds of $750,000; and

(ii) in May 2011, we sold an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share to accredited investors for aggregate gross proceeds of $15,000,000.

In January 2011, we entered into a loan and security agreement with our primary operating bank.  The loan agreement permits us to borrow, repay and reborrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement.  Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property.  Interest on the credit facility accrues at an annual rate equal to one percentage point (1.00%) above the Prime Rate, fixed on the date of each advance.  Interest on the outstanding amount under the loan agreement is payable monthly.  The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations.  We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of June 30, 2011.  We had borrowed $105,000 at an annual percentage rate of 5.00% on the line of credit as of June 30, 2011.

On June 30, 2011, we had short-term investments, designated as available-for-sale marketable securities, of approximately $2,411,000, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of shareholders’ equity.  We classify all marketable securities as current assets because the assets are available to fund current operations.

The balance of accounts receivable was approximately $3,046,000 at June 30, 2011, compared to approximately $1,222,000 at September 30, 2010, an increase of approximately $1,824,000 or 149%.  The increase in accounts receivable was primarily due to increased sales and the timing of customer billings and the receipt of payments.

Deferred revenue was approximately $1,027,000 at June 30, 2011, compared to approximately $831,000 at September 30, 2010, an increase of approximately $196,000 or 24%.  Included in deferred revenue are maintenance and support service fees that are deferred and recognized as income over the contract period on a straight-line basis.  We believe that as the installed base of our products grows and as customers purchase additional complementary products, the maintenance and support service fees that are deferred, as well as those recognized as income over the contract term, will increase.

Net cash provided by operating activities during the nine months ended June 30, 2011 was approximately $327,000.  The primary use of cash from operating activities was an increase in accounts receivable of approximately $1,856,000 and an increase in inventory, prepaid expenses and other current assets of approximately $100,000.  The primary source of cash from operating activities was increases in accounts payable of $290,000, accrued payroll and related taxes of approximately $243,000 and deferred revenue of approximately $196,000.  The primary non-cash adjustments to operating activities were stock-based compensation expense of approximately $891,000, non-cash interest expense on the convertible debentures of approximately $384,000, depreciation and amortization of approximately $130,000, amortization of capitalized debt issuance costs of approximately $54,000 and an increase in the bad debt reserve of approximately $32,000.

Net cash used in investing activities was approximately $2,518,000 during the nine months ended June 30, 2011, which consisted of approximately $2,412,000 related to the purchase of short-term investments and approximately $106,000 related to the purchase of capital equipment.  Net cash used in investing activities to purchase capital equipment during the nine months ended June 30, 2010 was approximately $7,000.

We had working capital of approximately $17,616,000 and a 9.1 current ratio at June 30, 2011, compared to approximately $1,420,000 and a 2.1 current ratio at September 30, 2010.  At June 30, 2011, our total liability to equity ratio was 0.12 to 1 compared to 2.00 to 1 on September 30, 2010.

Cash generated from financing activities during the nine months ended June 30, 2011 included the following:

(i) the sale in October 2010 of 500,000 shares of our common stock at $1.50 per share to an accredited investor in a private placement, resulting in net proceeds of $750,000;

(ii) the sale in May 2011of 2,857,143 shares of our common stock at a purchase price of $5.25 per share to accredited investors in a private placement, resulting proceeds of approximately $13,845,000, net of placement agent fees and other related financing costs;

(iii) proceeds of approximately $210,000 from the exercise of warrants and stock options; and

(iv) proceeds of $105,000 from borrowing on the bank line of credit.

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

ITEM 4.           CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that as of June 30, 2011, our disclosure controls and procedures were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Controls over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d - 15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Although our operations resulted in net income of approximately $325,000 and $94,000 in the three and nine months ended June 30, 2011, respectively, we have a history of losses and we had an accumulated deficit of approximately $15,000,000 at June 30, 2011.  In the three and nine months ended June 30, 2010, we incurred losses of approximately $647,000 and $863,000, respectively. We will have to generate and sustain increased revenue to achieve and maintain future profitability.  We may not achieve sufficient revenue to achieve or maintain profitability.  We have incurred and may continue to incur significant losses in the future for a number of reasons, including due to the other risks described in this report and those previously disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors.  Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses for the foreseeable future.

A few of our stockholders have significant control over our voting stock which may make it difficult to complete some corporate transactions without their support and may prevent a change in control.

As of June 30, 2011: (i) John M. Thornton, who is the Chairman of our Board of Directors and his spouse, Sally B. Thornton, who is also a member of our Board of Directors, beneficially owned approximately 12% of our outstanding common stock; and (ii) our directors and executive officers as a group, including Mr. and Mrs. Thornton, beneficially owned approximately 20% of our outstanding common stock.  The foregoing stockholders may have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors.  In addition, this ownership could discourage the acquisition of our common stock by potential investors and could have an anti-takeover effect, possibly depressing the trading price of our common stock.

Our common stock price has been volatile.  You may not be able to sell your shares of our common stock for an amount equal to or greater than the price at which you acquire your shares of common stock.

The market price of our common stock has been, and is likely to continue to be, highly volatile.  Future announcements concerning us or our competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in our product pricing policies or those of our competitors, claims of infringement of proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of our common stock to fluctuate substantially.  In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies.  These broad market fluctuations may adversely affect the market price of our common stock.  During the fiscal year ended September 30, 2010, the closing price of our common stock ranged from $0.56 to $1.78.  During the nine months ended June 30, 2011, the closing price of our common stock price ranged from $1.75 to $7.35.

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

On May 6, 2011, we entered into a Securities Purchase Agreement with certain accredited investors pursuant to which, we sold to the investors an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15,000,000.

On June 3, 2011, a warrant holder elected to exercise a common stock purchase warrant to acquire 321,428 shares of our common stock at $0.70 per share.  The warrant holder exercised under the cashless exercise method, resulting in the issuance of 288,582 shares of common stock to the warrant holder and the cancellation of the remaining 32,846 shares in consideration of the issuance.

On June 10, 2011, a warrant holder elected to exercise a common stock purchase warrant to acquire 8,333 shares of our common stock at $0.91 per share, resulting in gross proceeds of approximately $8,000.

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

August 12, 2011	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President, Chief Executive Officer, and
Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Title
10.1
Securities Purchase Agreement, dated May 5, 2011, by and among Mitek Systems, Inc. and certain accredited investors (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Mitek Systems, Inc., filed with the SEC on May 9, 2011)

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
101*
Mitek Systems, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language); (i) Balance Sheets (Unaudited), (ii) Statements of Operations (Unaudited), (iii) Statements of Cash Flows (Unaudited), and (iv) Notes to Financial Statements (Unaudited).

* Furnished herewith