Form 10-K
period 2011-09-30
MITEK SYSTEMS INC
filed 2011-12-15
CIK 807863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 001-35231

MITEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State of Incorporation)	(I.R.S. Employer Identification No.)
8911 Balboa Ave., Suite B San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (858) 309-1700

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

(Title of class)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Over-the-Counter Bulletin Board, was $62,757,743. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 24,530,209 shares of the registrant’s common stock outstanding as of November 30, 2011.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2011

In this Annual Report on Form 10-K (“Form 10-K”), unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1.A—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward looking statements may include statements relating to our future business prospects, revenue, income and financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

In addition to those factors discussed under Item 1.A—“Risk Factors”, important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

•	adverse economic conditions;

•	general decreases in demand for our products and services;

•	changes in timing of introducing new products into the market;

•	intense competition (including entry of new competitors), including among competitors with substantially greater resources than us;

•	increased or adverse federal, state and local government regulation;

•	inadequate capital;

•	unexpected costs;

•	revenues and net income lower than forecasted;

•	litigation;

•	the possible fluctuation and volatility of operating results and financial conditions;

•	inability to carry out our marketing and sales plans; and

•	the loss of key employees and executives.

All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events. The above list is not intended to be exhaustive and there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.

(i)

PART I

ITEM 1.	BUSINESS.

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile imaging solutions and intelligent character recognition software.

We have historically provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other documents. Currently, we are applying our patented technology in image correction and intelligent data extraction to enter the market for mobile financial and business applications. Our technology for extracting data from any photo taken using camera-equipped smartphones and tablets enables the development of consumer friendly applications that use the camera as a keyboard to enter data and complete transactions. Users take a picture of the document and our products do the rest—correcting image distortion, extracting relevant data, routing images to their desired location, and processing transactions through users’ financial institutions.

Our Mobile Deposit® product is a software application that allows users to remotely deposit a check using their smartphone camera. As of September 30, 2011, 161 financial institutions, including 7 of the top 10 U.S. retail banks and payment facilitating companies, have signed agreements to deploy Mobile Deposit®. Other mobile applications we offer include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphones, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement, Mobile Imaging Cloud™, our mobile imaging platform that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile solutions, Mobile Receipt®, a receipt archival and expense report application, and Mobile Phax®, a mobile document faxing application using our proprietary technology. Our mobile applications support all major smartphone operating systems, including the iPhone®, Android®, and Blackberry®.

We market and sell our mobile solutions through channel partners or directly to enterprise customers and end-users who typically purchase licenses based on the number of transactions or subscribers that use our mobile applications. Our mobile solutions are often embedded in other mobile banking or enterprise applications developed by banks or their partners, and marketed under their own proprietary brands. During the past fiscal year, we began developing new solutions for the insurance market as well as leveraged our platform to create custom mobile imaging solutions. All of our mobile imaging solutions use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones and tablets.

We are headquartered in San Diego, California and were incorporated in the state of Delaware on May 29, 1986.

Product and Technology Overview

Our family of products consists of mobile imaging solutions and intelligent character recognition software provided as development toolkits. During the fiscal year ended September 30, 2011, we had one operating segment, document image processing and image analytics, based on our product and service offerings that use our intelligent character recognition and document capture technology.

Our proprietary recognition software is used to enable the automation of costly, labor-intensive business functions. We process images of documents in many ways, including quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. Our capabilities can be deployed on any back office, industrial or desktop scanner, or on mobile devices that have a camera, to optimize and extract data from any scanned or photographed check, invoice or other financial document, as well as any other business form. Our capabilities include mobile document capture, image repair and optimization, optical character recognition (“OCR”) and intelligent character recognition (“ICR”), dynamic data finding on any document or check, distributed capture, courtesy amount recognition and legal amount recognition, and image analysis of signatures.

Our proprietary, patented technology, known as IMagePROVE®, is able to read and extract data from a photo of any document taken by a smartphone or tablet camera, in essence turning smartphone and tablet cameras into virtual scanning devices.

IMagePROVE® is a unique form of mobile document capture software that combines our core recognition technology with advanced mobile image processing capabilities that transform a four-color photograph of a document into a digital image that is equivalent in size, resolution and quality to documents scanned with traditional office copiers and fax machines. Unlike scanned documents, mobile photographs of documents captured by smartphones and tablets are exposed to variable lighting conditions, various angles and focal distance. Raw photos of documents taken by a smartphone or tablet may be of an unknown size and resolution from the original document and are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable. IMagePROVE® uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image. Using IMagePROVE®, we have created mobile imaging solutions for customer acquisition and retention that enable global businesses to create mobile applications that utilize camera-equipped smartphones, including the iPhone®, Android®, and BlackBerry®, and tablets, including the iPad® .

The majority of our revenue in the fiscal years ended September 30, 2011 and 2010 was generated by our Mobile Deposit® product, which we sell to customers in the financial services industry. Our other mobile imaging solutions, including Mobile Photo Bill Pay™, Mobile ACH™, Mobile Balance Transfer™, and Mobile Imaging Cloud™, have been recently announced and are in the evaluation phase with certain customers. This year, we also began offering a suite of mobile imaging solutions for the insurance industry. In addition to these vertical solution suites, we create custom mobile imaging solutions for organizations across industries.

Mobile Imaging Solutions

Our mobile banking suite includes Mobile Deposit®, Mobile Photo Bill Pay™, Mobile ACH™ and Mobile Balance Transfer™. We market and sell Mobile Deposit® primarily through sales partnerships with leading system integrators for the financial services industry including Fiserv, Inc., Fidelity National Information Services, Inc., NCR Corporation, Jack Henry & Associates, Inc., Wausau Financial Systems, Inc., BankServ, RDM Corporation, J&B Software Inc., Bluepoint Solutions, Inc., and others. The other solutions in our mobile banking suite are primarily sold directly to enterprise customers and end-users.

Mobile Deposit®

As of September 30, 2011, our Mobile Deposit® product is being used by 7 of the top 10 banks and numerous other community banks and credit unions. This was our first smartphone application to utilize our mobile imaging analytics and pattern recognition software to allow banks to accept check deposits via photos of checks taken with camera-equipped smartphones and tablets. Mobile Deposit® allows users to make deposits by photographing the front and back of a check and submitting the item electronically to their bank from their smartphone or tablet. We began to recognize revenue related to Mobile Deposit® in the third fiscal quarter of 2009, and received patent #7,778,497 in August, 2010, for the Method and Systems for Mobile Image Capture and Processing of Checks.

Mobile Photo Bill Pay™

In October 2010, we announced Mobile Photo Bill Pay™ which provides a new level of service and convenience for customers who want to pay bills using their mobile device. Mobile Photo Bill Pay™ connects to online bill pay systems and allows users to pay bills by taking pictures of their bills with their smartphone or tablet camera. The core technology of Mobile Photo Bill Pay™ makes this possible by correcting image distortion, reading relevant data and processing the transactions through the users’ banks. The payment is made electronically by debiting the users account. With Mobile Photo Bill Pay™, users can submit electronic payments from their smartphones or tablets without having to write checks, buy stamps, visit a payment location or even use their personal computers.

Mobile ACH™ Enrollment

In March 2011, we announced Mobile ACH™ Enrollment which makes it convenient and easy for customers to use the camera on their smartphone or tablet to set up an auto debit from their bank account and enable electronic funds transfers. Instead of manual processes like filling out forms or providing a blank check, Mobile ACH™ Enrollment allows customers to simply take a picture of a check in order to enroll.

Mobile Balance Transfer™

In September 2011, we announced Mobile Balance Transfer™, a simple, cost effective way for financial institutions to acquire new credit card customers and new balances. Upon opening the application, consumers are prompted to take a photo of their current credit card statement with their smartphone or tablet. Mobile Balance Transfer™ accurately and securely converts the photographed data and sends it to the banks’ existing scoring systems. If the customer qualifies, they are immediately extended a competitive balance transfer offer. The customer can accept the offer with a single touch of their device keypad, and the bank automatically transfers the balance and sets up the new credit card account.

Mobile Imaging Cloud™

In the fourth quarter of fiscal 2011, we announced the availability of Mobile Imaging Cloud™, which captures, extracts and routes information contained in documents and can be used to create camera-based mobile solutions that simplify the user experience for tasks such as receipt management and expense reporting, obtaining insurance quotations, flexible spending account reimbursements and submitting prescriptions. This product provides mobile application developers, system integrators and businesses with a fast, cost-effective way to create smartphone and tablet applications that use the camera as an input method for a wide variety of tasks. Mitek’s Mobile Imaging Cloud™ currently works with checks, bills, receipts, vehicle identification numbers, U.S. driver’s licenses and insurance cards, and can be configured to handle virtually any document.

Mobile Receipt® and Mobile Phax®

During fiscal 2009, we launched Mobile Receipt® and Mobile Phax®. Mobile Receipt® is designed to convert the photo of a receipt taken with a smartphone or tablet into a high quality image and with a single touch, converts the data into a professional looking expense report. Mobile Phax® is designed to allow a user to take a photo of any letter sized document or page with their smartphone or tablet and send it as a PDF to any email address or fax machine.

Intelligent Character Recognition Software Products

Our intelligent character recognition toolkits are marketed under the brand ImageNet® and include a suite of products that leverage our proprietary intelligent character recognition and data extraction software engines.

In the fourth quarter of fiscal 2011, we announced an enterprise platform called MitekONE™ that addresses all deposit types: remote deposit capture, self-service, back office check scanning and Mobile Deposit®. This product allows financial institutions to offer a quality user experience across channels. MitekONE™ gives financial institutions the ability to better manage deposits by identifying types of checks so they can apply appropriate business rules for personal and business checks versus other payment types, such as money orders and cashier checks. MitekONE™’s advanced duplicate detection is a fraud-management mechanism that improves the ability of financial institutions to detect attempted duplicate remote deposits of the same check both within banks and across institutions. This capability utilizes our ImageNet® ICR technology.

ImageNet®

ImageNet® products are designed to provide a high level of accuracy in remittance processing, proof of deposit and lock box processing applications. These products are used to reduce manual labor by automatically extracting amounts and routing information from checks and distinguishing between common document types, such as personal and business checks, substitute checks, pre-authorized drafts and other document types specified by customers. We sell our ImageNet® suite of products to our channel partners who resell them as integrated components of their solutions and services.

FraudProtect®

FraudProtect® Systems is a comprehensive, automated software application designed to allow banks to detect the most common forms of check fraud from forged signatures and counterfeit checks, as well as the detection of pre-authorized drafts and payee name alterations.

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

As of September 30, 2011, we had 12 issued patents and we had 7 national and international pending patent applications. We have 23 registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services primarily through channel partners as well as through our internal, direct sales organization. We have a marketing group that develops corporate and product marketing strategies and executes marketing plans with support of external resources as needed. We employ a technically oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on OEMs, systems integrators, distributors, and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to financial institutions that are positioning themselves in the emerging mobile capture and remote data capture market. In addition, we sell and support our products through foreign resellers. The sales process is supported by a broad range of marketing programs, including trade shows, direct marketing, public relations and advertising.

For the fiscal year ended September 30, 2011, we recorded 11% of our revenues from a direct customer and 22% from a channel partner. For the fiscal year ended September 30, 2010, we recorded 12%, 11% and 10% of our revenues from three different channel partners. During most quarterly periods in fiscal year 2011 and 2010, sales of licenses to one or two channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any one channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products directly to the end-user. However, we or other channel partners must establish a relationship with such end-user, which could take time to develop, if it develops at all.

International sales accounted for approximately 12% and 10% of our total revenue for the fiscal years ended September 30, 2011 and 2010, respectively. We sell our products in U.S. currency only.

Competition

Our mobile products address a new market for the use of smartphone and tablet cameras and therefore face emerging competition primarily from start-up ventures. We believe our products are among the first smartphone and tablet solutions of their kind, but we anticipate growing competition as the market matures.

The market for document image processing products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from: (i) customer developed solutions; (ii) direct competition from companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) direct competition from companies offering check imaging systems to banks.

It is also possible that we will face competition from participants new to the industry. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages in this market are: (i) recognition accuracy with regard to hand-printed characters; (ii) flexibility resulting from the ability of our products to operate in several Microsoft Web Services environments; (iii) scalability; and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality and configured for new products, thereby allowing our software to be easily upgraded. Despite these advantages, ImageNet® competitors have existed longer and have far greater financial resources and industry connections than we have.

Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Maintenance and Support

Following the installation of our software at a customer site, we provide ongoing software support services to assist our customers with operating the systems. We have an internal customer service department that handles installation and maintenance requirements. The majority of inquiries are handled by telephone and electronic mail. For more complicated issues, our staff, after customer consent, can log on to our customers’ systems remotely. We maintain our customers’ software largely through releases that contain improvements and incremental additions. Nearly all of our customers purchase post-contract support from us. These services are a significant source of our recurring revenue and they are typically contracted on an annual basis.

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

We believe that as the installed base of our products grows and as customers purchase additional complementary products, revenue from professional services will increase and the software support function will become a larger source of recurring revenues. Maintenance and support service fees are deferred and recognized as income over the contract period on a straight-line basis. Costs incurred by us to supply maintenance and support services are charged to cost of revenues as incurred.

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

Our team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and usability of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis along with technical sales support.

In order to improve the accuracy of our document image processing products, we devote significant research and development resources to enhance our core technology, including our database of millions of character images that are used to “train” the neural network software that forms the core of our ICR engine. In addition, we have expanded our research and development tasks to include pre- and post-processing of data subject to automated processing.

Our research and development organization includes software engineers and scientists, some of whom have advanced degrees, as well as additional personnel in product management, quality assurance and client services. We balance our engineering resources between development of OCR/ICR and Mobile Image Analytics technology and applications development. All of our software engineers are involved in applications development, including OCR/ICR research and development of our Mobile Imaging Platforms and Products with solutions for Mobile Check Payments, Mobile Bill Pay, Mobile Capture, Data Capture, Form Identification, real-time Image Quality Analysis and Fraud Detection and Signatures, quality assurance, and customer services and support.

Our research and development expenses for the years ended September 30, 2011 and 2010 were $2,996,109 and $2,002,399, respectively. We expect research and development expense to increase during fiscal year 2012 as we continue to expand our research and product development efforts.

Employees and Labor Relations

As of September 30, 2011, we had 32 full-time employees, consisting of 11 in sales and marketing, 18 in research and development, product management, network administration and support and 3 in finance, administration and other capacities. In addition, we engaged various consultants in the area of research and development, product development and marketing during the fiscal year ended September 30, 2011. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 8911 Balboa Ave., Suite B, San Diego, CA 92123 and our telephone number is (858) 309-1700. We are subject to the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the Securities and Exchange Commission (“SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. Information contained in, or that can be accessed through, our website is not part of this Form 10-K.

ITEM 1A.	RISK FACTORS.

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our stock could decline, and you could lose all or part of your investment.

Risks Associated With Our Business

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of $125,057 and $682,353 for the years ended September 30, 2011 and 2010, respectively. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2011, we had an accumulated deficit of approximately $15,619,000. Our future profitability depends upon many factors, including several that are beyond our control. These factors include without limitation:

•	changes in the demand for our products and services;

•	loss of key customers or contracts;

•	the introduction of competitive software;

•	the failure to gain market acceptance of our new and existing products;

•	the failure to successfully, cost effectively and timely develop, introduce and market new products, services and product enhancements; and

•	the timing of recognition of revenue.

In addition, as a public company, we incur significant legal, accounting, and other expenses related to being a public company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.

We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or to do so on acceptable terms could threaten the success of our business.

We currently anticipate that our available capital resources, including our credit facility and operating cash flow, will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. Under Section 382 of the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. At September 30, 2011, we do not believe that any “ownership changes” have occurred which would materially limit the utilization of the NOL carryforwards. However, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. If an “ownership change” does occur in the future, utilization of the NOL or other tax attributes may be limited.

We currently derive substantially all of our revenue from a single type of technology. If this technology and the related products do not achieve or continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.

We currently derive substantially all of our product revenues from licenses and sales of software products to customers incorporating our intelligent character recognition technology. If we are unable to achieve or continue to achieve market acceptance of our core technology or products incorporating such technology, we will not generate significant revenue growth from the sale of our products.

Additionally, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for document image processing, negative publicity or obsolescence of the software environments in which our products operate could adversely affect our business, financial condition and results of operations.

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

We face competition from several companies that may have greater resources than we do, which could result in price reductions, reduced margins or loss of market share.

We compete against numerous companies in the intelligent character recognition market. Competition in this market may increase as a result of a number of factors, such as the entrance of new or larger competitors. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

•	announce new products or technologies that have the potential to replace our existing product offerings;

•	force us to charge lower prices; or

•	adversely affect our relationships with current clients.

We may be unable to compete successfully against our current and potential competitors and if we lose business to our competitors or are forced to lower our prices, our revenue, operating margins and market share could decline.

We must continue to engage in extensive research and development in order to remain competitive.

Our ability to compete effectively with our intelligent character recognition product line depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. Rapidly advancing technology and rapidly changing user preferences characterize the markets for products incorporating intelligent character recognition technology. Our continued growth will ultimately depend upon our ability to develop additional technologies and attract strategic alliances for related or separate product lines. There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results have in the past and may in the future fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically. Revenues related to most of our licenses for mobile products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

In fiscal years 2011 and 2010, sales of licenses to one or two channel partners has comprised a significant part of our revenue. This is attributable to the timing of renewal or purchases of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost. However in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

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

Defects or malfunctions in our products could hurt our reputation, sales and profitability.

Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our products. Our products are extremely complex and are continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our products to malfunction and our customers’ use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated.

In addition, our products are typically intended for use in applications that are critical to a customer’s business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products in general. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Risks Related to Our Intellectual Property

If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright and patent law, as well as a combination of nondisclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The U.S. Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, consultants, partners, and customers. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition and results of operations.

Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition and results of operations.

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe their patent rights. Although we have resolved such claims and there are currently no claims of infringement pending against us, there can be no assurance that we will not receive notices in the future from parties asserting that our products infringe, or may infringe, on their intellectual property rights. If our technology and products infringe upon the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•	expend significant resources to redesign our products or technology to avoid infringement;

•	discontinue the use and sale of infringing products;

•	pay substantial damages; and

•	defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources.

Furthermore, we may initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our channel partners or licensees, we or our channel partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe a third party’s intellectual property unless that party grants us or our channel partners’ or licensees’ rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

Risks Related to our Operations

If we are unable to retain and recruit qualified personnel, or if any of our key executives or key employees discontinues his or her employment with us, it may have a material adverse effect on our business.

We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position and revenues. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and to introduce future applications is critical to our success. We may be unable to attract, assimilate and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of November 30, 2011, we had 22,000 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which will limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Legislation and governmental regulations enacted in the U.S. and other countries that apply to us or to our customers may require us to change our current products and services and/or result in additional expenses, which could adversely affect our business and results of operations.

Legislation and governmental regulations affect how our business is conducted, including changes in legislation and governmental regulations impacting financial institutions, insurance companies and mobile device companies. Globally, legislation and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Any such increase in costs as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, cause us to change or limit our business practices or affect our financial condition and operating results.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

In recent years, there have been several changes in laws, rules, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act are effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of Sarbanes-Oxley. Our testing, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.

Our restated certificate of incorporation and amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Pursuant to our restated certificate of incorporation and amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders, (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, (iii) under Section 174 of the Delaware General Corporation Law or (iv) for any transaction from which the director derived an improper personal benefit.

We have entered into a separate Indemnification Agreement (the “Indemnification Agreement”) with each of our directors. Under the Indemnification Agreement, each director is entitled to be indemnified against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of such director in connection with any claims, proceedings or other actions brought against such director as a result of the director’s service to us, provided that the director (i) acted in good faith; (ii) reasonably believed the action was in our best interest; and (iii) in criminal proceedings, reasonably believed the conduct was not unlawful. Additionally, the Indemnification Agreement entitles each director to contribution of expenses from us in any proceeding in which we are jointly liable with such director, but for which indemnification is not otherwise available. The Indemnification Agreement also entitles each director to advancement of expenses incurred by such director in connection with any claim, proceeding or other action in advance of the final adjudication of any such claim, proceeding or other action, provided the director agrees to reimburse us for all such advances if it shall ultimately be determined that the director is not entitled to indemnification.

The foregoing limitations of liability and provisions for expenses may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

From time to time our board of directors explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of the Company. Our board of directors may not be able to identify or complete any suitable strategic alternatives and any such alternatives that are completed could have an impact on our operations or stock price.

From time to time our board of directors explores and considers potential strategic alternatives that may be available to us, including financings, strategic alliances, acquisitions, or the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of various strategic alternatives will result in any specific action or transaction. If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

Risks Related to Our Stock

Concentration of ownership among our existing directors and executive officers may limit an investor’s ability to influence significant corporate decisions.

As of November 30, 2011: (i) the Chairman of our board of directors and his spouse, who is also a member of our board of directors, beneficially owned approximately 10% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 18% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of our stock, including those by our insiders, may cause our stock price to decline.

A significant portion of our outstanding shares are held by directors and executive officers. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock or the perception that substantial resales may be made by such stockholders, could adversely impact the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our stock from time to time in the future. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and adversely impact the market price of our stock.

We have registered and expect to continue to register shares reserved under our equity plans under a Registration Statement on Form S-8. All shares issued pursuant to a Registration Statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144. If a large number of these shares are sold in the public market, the sales could adversely impact the trading price of our stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock.

On November 14, 2011, we filed a universal shelf registration statement on Form S-3 (File No. 333-177965), which provides for the possible issuance of shares of our common stock, preferred stock, debt securities, warrants and units up to an aggregate amount of $100,000,000 and the resale of shares of our common stock up to an aggregate amount of 800,000 shares. This registration statement has not yet been declared effective by the SEC. Sales of our common stock or other securities in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock at prices you may deem acceptable.

Our corporate documents and Delaware law contain provisions that could discourage, delay or prevent a change in control of our company, prevent attempts to replace or remove current management and reduce the market price of our stock.

Provisions in our restated certificate of incorporation and amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our board of directors to issue up to one million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

We are also subject to the anti-takeover provisions of the Delaware General Corporation Law. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” means, generally, someone owning 15% or more of our outstanding voting stock or an affiliate of ours that owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the Delaware General Corporation Law.

The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

The market price of our common stock has been, and is likely to continue to be, highly volatile. During the fiscal year ended September 30, 2011, the closing price of our common stock ranged from $1.75 to $12.91. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant affect on the price of our stock, many of which we cannot control, include but are not limited to:

•	our announcements or our competitors’ announcements of technological innovations;

•	quarterly variations in operating results;

•	changes in our product pricing policies or those of our competitors;

•	claims of infringement of intellectual property rights or other litigation;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rate or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	changes in financial markets or general economic conditions;

•	sales of stock by us or members of our management team or board of directors; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

Because we do not intend to pay dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value.

We have never declared or paid a dividend on our common stock. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and do not expect to pay any dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it was purchased.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

Our principal executive offices, as well as our research and development facility, are located in approximately 14,205 square feet of office space in San Diego, California. The lease for such space expires in December 2012. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business. As our existing lease expires and as we continue to expand our operations, we believe that suitable space will be available to us on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On July 14, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “MITK.” Prior to July 14, 2011, our common stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). The closing sales price of our common stock on November 30, 2011 was $7.33.

The following table sets forth, for the fiscal period indicated, the high and low closing sales prices for our common stock as reported on the NASDAQ Capital Market after July 14, 2011 and the high and low bid information for our common stock on the OTCBB prior to July 14, 2011. The quotations for our common stock as traded on the OTCBB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2011
Fourth Quarter*	$12.91	$6.81
Third Quarter	7.35	4.50
Second Quarter	6.56	3.65
First Quarter	6.05	1.75

FISCAL YEAR ENDED SEPTEMBER 30, 2010
Fourth Quarter	$1.78	$0.80
Third Quarter	0.95	0.56
Second Quarter	0.85	0.60
First Quarter	1.04	0.60

*	Reflects the high and low closing sales prices for our common stock after July 14, 2011. For the period from July 1, 2011 through July 13, 2011, the high and low bid information for our common stock on the OTCBB was $8.37 and $7.35, respectively.

Holders

As of November 30, 2011, there were 387 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding our equity compensation plans as of September 30, 2011, with respect to the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements in effect as of September 30, 2011. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,453,904	$1.62	932,000
Equity compensation plans not approved by security holders(2)	400,000	$1.06	—

(1)	Comprised of our 1999 Stock Option Plan (the “1999 Plan”), 2000 Stock Option Plan (the “2000 Plan”), 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan and Director Restricted Stock Unit Plan approved by our shareholders in 2011. The 1999 and 2000 Plan, each of which provided for the purchase of up to 1,000,000 shares of our common stock through incentive and non-qualified stock options, terminated on June 10, 2009 and December 13, 2010, respectively; however options granted under such plans that were outstanding at such date remain in effect until such options are exercised or expired. As of September 30, 2011, there were options to purchase 490,250 and 576,612 shares of our common stock outstanding under the 1999 Plan and 2000 Plan, respectively.
(2)	In connection with his appointment as President and Chief Executive Officer of the Company in May 2003, James B. DeBello was granted an option to purchase up to 400,000 shares of our common stock. This grant was made outside of any equity incentive plan of the Company as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules and has not been approved by our stockholders.

Sales of Equity Securities During the Period

All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act of 1933 have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read this discussion together with the financial statements, related notes and other financial information included in this Form 10-K. The following discussion may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1A—“Risk Factors” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from any future performance suggested below. Please see “Important Note About Forward–Looking Statements” at the beginning of this Form 10-K.

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile imaging solutions and intelligent character recognition software.

We have historically provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other documents. Currently, we are applying our patented technology in image correction and intelligent data extraction to enter the market for mobile financial and business applications. Our technology for extracting data from any photo taken using camera-equipped smartphones and tablets enables the development of consumer friendly applications that use the camera as a keyboard to enter data and complete transactions. Users take a picture of the document and our products do the rest—correcting image distortion, extracting relevant data, routing images to their desired location, and processing transactions through users’ financial institutions.

Our Mobile Deposit® product is a software application that allows users to remotely deposit a check using their smartphone camera. As of September 30, 2011, 161 financial institutions, including 7 of the top 10 U.S. retail banks and payment facilitating companies, have signed agreements to deploy Mobile Deposit®. Other mobile applications we offer include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphones, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement, Mobile Imaging Cloud™, our mobile imaging platform that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile solutions, Mobile Receipt®, a receipt archival and expense report application, and Mobile Phax®, a mobile document faxing application using our proprietary technology. Our mobile applications support all major smartphone operating systems, including the iPhone®, Android®, and Blackberry®.

We market and sell our mobile solutions through channel partners or directly to enterprise customers and end-users who typically purchase term licenses based on the number of transactions or subscribers that use our mobile applications. Our mobile solutions are often embedded in other mobile banking or enterprise applications developed by banks or their partners, and marketed under their own proprietary brands. During the past fiscal year, we began developing new solutions for the insurance market as well as leveraged our platform to create custom mobile imaging solutions. All of our mobile imaging solutions use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones.

Recent Events

Listing on the NASDAQ Capital Market

On July 14, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “MITK.” Prior to July 14, 2011, our common stock was quoted on the Over-the-Counter Bulletin Board.

Private Placement

In May 2011, we entered into a securities purchase agreement with certain accredited investors pursuant to which, we sold to the investors an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15,000,000. We paid cash compensation of $1,050,000 in placement agent fees, reimbursed approximately $25,000 of placement agent out-of-pocket expenses, and incurred legal fees of approximately $80,000 in connection with the private placement.

Market Opportunities, Challenges and Risks

The growth in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth. During fiscal 2011, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® application, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an all-around better retail customer experience in mobile banking.

To sustain our growth, we must continue to offer mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, subject to delays and require significant investments. For example, through the end of fiscal 2011, we executed agreements indirectly through channel partners or directly with customers covering 161 Mobile Deposit® customers, 35 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers are delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® application, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of licenses to use the products covered by our patented technologies is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Through the end of fiscal 2011, revenues related to most of our licenses for mobile products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During the last few quarters, sales of licenses to one or two channel partners has comprised a significant part of our revenue each quarter. This is attributable to the timing of when a particular channel partner renews or purchases a license from us and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost. However in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

We have numerous competitors in the mobile payments industry, many of which have greater financial, technical, marketing and other resources than we do. However, we believe our patented image-analysis technology, our growing portfolio of products for the financial services industry and our position as a pure play mobile-payments company provides us with a competitive advantage. To remain competitive, we must be able to continue to offer products that are attractive to the ultimate end-user and that are secure, accurate and convenient. We intend to continue to further strengthen our portfolio of products through research and development to help us remain competitive. We may have difficulty meeting changing market conditions and developing enhancements to our software applications on a timely basis in order to maintain our competitive advantage. Our continued growth will ultimately depend upon our ability to develop additional applications and attract strategic alliances that sell such technologies.

Results of Operations

Revenue

Total revenues increased $5,147,074, or 101%, to $10,265,975 in 2011 compared to $5,118,901 in 2010. The increase was primarily due to an increase in sales of software licenses of $4,912,084, or 153%, to $8,122,744 in 2011 compared to $3,210,660 in 2010. The increase in software license sales primarily relates to an increase in sales of our Mobile Deposit® software application of approximately $4,688,000. Sales of maintenance and professional services increased $234,990, or 12%, to $2,143,231 in 2011 compared to $1,908,241 in 2010 primarily due to an increase in maintenance contracts and the timing of the maintenance renewals.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue increased $221,589, or 23%, to $1,171,734 in 2011 compared to $950,145 in 2010. The increase in cost of revenue is primarily due to an increase in sales of products containing third-party software on which we pay royalties. As a percentage of revenue, cost of revenue decreased to 11% in 2011 compared to 19% in 2010 primarily due to a larger mix of higher margin mobile products.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses increased $1,481,026, or 159%, to $2,410,711 in 2011 compared to $929,685 in 2010. As a percentage of net sales, selling and marketing expenses increased to 23% in 2011 compared to 18% in 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $1,291,000 related to an increase in headcount associated with the growth of our business, as well as higher advertising and promotion expenses totaling approximately $145,000.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses, and other headcount-related costs associated with product development. These costs are incurred to develop new products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines, including development of new, more feature-rich versions of our existing product, as we determine the marketplace demands. We also employ research personnel, whose efforts are instrumental in ensuring product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses increased $993,710, or 50%, to $2,996,109 in 2011 compared to $2,002,399 in 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $724,000 related to an increase in headcount associated with the growth of our business. As a percentage of net sales, research and development expenses decreased to 29% in 2011 compared to 39% in 2010.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other personnel-related costs associated with finance, facilities, legal, accounting, and other administrative fees. General and administrative expenses increased $1,810,666, or 112%, to $3,431,023 in 2011 compared to $1,620,357 in 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $859,000 due to higher incentive compensation provided in 2011. Other factors contributing to increased general and administrative expenses in 2011 include higher legal fees of approximately $296,000, higher outside services of approximately $289,000, higher public reporting costs of approximately $219,000, higher travel costs of approximately $63,000, and higher bad debt expense of approximately $50,000. As a percentage of net sales, general and administrative expenses increased to 33% in 2011 compared to 32% in 2010.

Other Income (Expense), Net

Interest and other expense, net, increased $129,423 to $427,547 in 2011 compared to $298,124 in 2010. The increase is primarily due to accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of $320,000 related to the beneficial conversion feature at the time of the conversion of the debentures in December 2010. Interest income was $48,584 in 2011 compared to $1,794 in 2010.

Provision for Income Taxes

For 2011 and 2010, we recorded provisions for income taxes of $2,492 and $2,338, respectively, primarily for state franchise taxes.

Liquidity and Capital Resources

On September 30, 2011, we had $16,260,584 in cash and cash equivalents and short-term and long-term investments compared to $1,305,049 on September 30, 2010, an increase of $14,955,535. The increase in cash and cash equivalents and short-term and long-term investments was primarily due to the proceeds from the private placement of (i) 500,000 shares of our common stock at $1.50 per share to an accredited investor in October 2010, resulting in aggregate gross proceeds of $750,000, and (ii) an aggregate of 2,857,143 shares of our common stock at a purchase price of $5.25 per share to accredited investors in May 2011, resulting in aggregate gross proceeds of $15,000,000 (together, the “Fiscal 2011 Private Placements”).

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of September 30, 2011. We had no amounts outstanding under this credit facility as of September 30, 2011.

Net cash provided by operating activities

Net cash provided by operating activities during the fiscal year ended September 30, 2011 was $316,168. The primary non-cash adjustments to operating activities were stock-based compensation expense of $1,271,238, non-cash interest expense on the convertible debentures of $384,124, and depreciation and amortization of $179,291. Cash provided by operating activities also increased due to increases in accrued payroll and related taxes and accounts payable of $299,478 and $130,393, respectively, associated with the growth of our business. These changes in cash provided by operating activities were offset by an increase in accounts receivable of $1,750,636 associated with increased sales and the timing of customer billings and receipt of payments.

Net cash used in investing activities

Net cash used in investing activities was $10,819,081 during the fiscal year ended September 30, 2011, which consisted of $10,614,723 related to the purchase of investments and $204,358 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities during the fiscal year ended September 30, 2011 included net proceeds of (i) $14,595,366 from the Fiscal 2011 Private Placements and (ii) $258,214 from the exercise of warrants and stock options.

Other Liquidity Matters

On September 30, 2011, we had investments, designated as available-for-sale marketable securities, of $10,604,868, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. On September 30, 2011, we had $10,187,638 of our available-for-sale securities classified as current and $417,230 classified as long-term.

We had working capital of $17,343,700 at September 30, 2011, compared to $1,419,840 at September 30, 2010.

Based on our current operating plan, we believe the current cash balance, including the funds raised in the Fiscal 2011 Private Placements, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, allowance for accounts receivable, investments, fair value of equity instruments, accounting for income taxes and capitalized software development costs.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end-users that may include licensing of our software products, product support and maintenance services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 to our financial statements included in this Form 10-K.

We consider many factors when applying GAAP to revenue recognition. These factors include, but are not limited to, whether:

•	Persuasive evidence of an arrangement exists;

•	Delivery of the product or performance of the service has occurred;

•	The fees are fixed or determinable;

•	Collection of the contractual fee is probable; and

•	Vendor-specific objective evidence of the fair value of undelivered elements or other appropriate method of revenue allocation exists.

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

Investments

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In using this fair value hierarchy, management may be required to make assumptions about pricing by market participants and assumptions about risk, specifically when using unobservable inputs to determine fair value. These assumptions are judgmental in nature and may significantly affect our results of operations.

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, the beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involve significant estimates based on underlying assumptions made by management. The valuation of warrants and stock options are based upon a Black-Scholes valuation model, which involve estimates of stock volatility, expected life of the instruments and other assumptions.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that we will no longer incur losses or if we are unable to generate sufficient future taxable income, we could be required to maintain the valuation allowance against our deferred tax assets.

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal year ended September 30, 2011.

Amortization of capitalized software development costs begins when product sales commence. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements and the potential impact of these pronouncements on our financial position, results of operations and cash flows, see Note 1 to our financial statements included in this Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Pursuant to our amended and restated bylaws, our Board of Directors has fixed the number of authorized directors at seven. The members of the Board of Directors serve until the next annual meeting of stockholders and until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following table includes the names and certain information about our directors and executive officers.

Name	Age	Position

John M. Thornton	79	Chairman of the Board

James B. DeBello	53	President, Chief Executive Officer, and Director

Russell C. Clark	43	Chief Financial Officer

Vinton P. Cunningham (2)	75	Director

Gerald I. Farmer, Ph. D. (1)(2)(3)	77	Director

Alex W. “Pete” Hart (1)(3)	71	Director

Sally B. Thornton	77	Director

William P. Tudor (1)(2)	66	Director

(1)	Member of the Compensation Committee of the Board of Directors
(2)	Member of the Audit Committee of the Board of Directors
(3)	Member of the Nominating & Corporate Governance Committee of the Board of Directors

John M. Thornton. Mr. Thornton has served as a director since March 1986 and as our Chairman since October 1987. He also served as our President and Chief Executive Officer and Chief Financial Officer from September 1998 to May 2003, when he resigned from his positions as President and Chief Executive Officer. He resigned from his position as Chief Financial Officer in May 2005. From May 1991 to February 1992, Mr. Thornton served as our President and from May 1991 to July 1991, he served as our Chief Executive Officer. From 1976 through 1988, Mr. Thornton served as Chairman and Vice Chairman of the Board at Micom Systems, Inc. Mr. Thornton is also Chairman of the Board of Thornton Winery Corporation in Temecula, California. Mr. Thornton is married to Sally B. Thornton, a member of our Board of Directors. Mr. Thornton holds an A.B. in economics from Pomona College and an MBA from Harvard Business School. As a director since Mitek’s formation in 1986 and having previously served as our President, Chief Executive Officer and Chief Financial Officer, Mr. Thornton has in-depth knowledge of our company and the industries in which we sell our products. Mr. Thornton also brings to our Board of Directors his extensive executive management and chairman experience with public and privately held companies, which our Board of Directors believes provides him with the skills necessary to serve as Chairman of our Board of Directors.

James B. DeBello. Mr. DeBello has served as a director since November 1994 and as our President and Chief Executive Officer since May 2003. From January 2009 to October 2011, Mr. DeBello also served as our Chief Financial Officer and Secretary. Prior to joining Mitek, he was Chief Executive Officer of AsiaCorp Communications, Inc., a wireless data infrastructure and software company, from July 2001 to May 2003. He was Venture Chief Executive Officer for IdeaEdge Ventures, Inc., a venture capital company, from June 2000 to June 2001. From May 1999 to May 2000 he was President, Chief Operating Officer and a member of the Board of Directors of CollegeClub.com, an Internet company. From November 1998 to April 1999 he was Chief Operating Officer of WirelessKnowledge, Inc., a joint venture company formed between Microsoft and Qualcomm, Inc. From November 1996 to November 1998, Mr. DeBello held positions as Vice President, Assistant General Manager and General Manager of Qualcomm, Inc.’s Eudora Internet Software Division, and

Vice President of Product Management of Qualcomm, Inc.’s Subscriber Equipment Division. Mr. DeBello holds a B.A., magna cum laude and an MBA from Harvard Business School and was a Rotary Scholar at the University of Singapore where he studied economics and Chinese. Mr. DeBello has over 15 years of experience in various senior executive positions, including chief executive officer, at other global technology companies. As a director of the Company for approximately 17 years and in his unique role in the day-to-day operations of the Company as our President and Chief Executive Officer since 2003, Mr. DeBello has gained extensive knowledge of the industries in which we operate, allowing him to bring to the Board of Directors a broad understanding of the operational and strategic issues facing the Company.

Russell C. Clark. Mr. Clark has served as our Chief Financial Officer since October 2011. Prior to joining Mitek, from July 2006 to June 2011, Mr. Clark served in various roles, most recently Senior Vice President, Finance, at Epicor Software Corporation, a leading global provider of enterprise business software solutions for midmarket-sized companies. While at Epicor, he provided financial leadership in connection with raising growth capital, consummating acquisitions and better aligning Epicor’s operating expenses with its revenues. From August 2004 to June 2006, he served as Chief Accounting Officer at Peregrine Systems, Inc., a global provider of enterprise software for information technology service and asset management, where he provided financial leadership in connection with the successful turn-around of Peregrine. From August 2002 to August 2004, he served as Vice President, Finance and Corporate Controller of FICO (formerly Fair Isaac Corporation), a global provider of enterprise analytic software solutions and credit scores, where he was a key member of the team that consummated the merger of FICO and HNC Software, Inc., a global provider of enterprise analytic software, and was responsible for integrating the operations of those companies following the merger, as well as playing a key role in other acquisitions. From January 2000 to August 2002, Mr. Clark served in various roles, including as Senior Vice President, Corporate Finance, at HNC Software. From August 1990 to January 2000, Mr. Clark began his career at PricewaterhouseCoopers LLP, where he most recently served as a senior manager in the technology industry group. Mr. Clark holds a bachelor’s degree in business administration with an emphasis in accounting from The University of Iowa and is a certified public accountant.

Vinton P. Cunningham. Mr. Cunningham has served as a director since May 2005. He served as Senior Vice President Finance of EdVision Corporation, a provider of curriculum development and assessment tools for the education community, from 1993 until his retirement in 2002. Mr. Cunningham was Chief Operating Officer and Chief Financial Officer of Founders Club Golf Company, a golf equipment manufacturer, from 1990 to 1993. He was Vice President Finance of Amcor Capital, Inc., a company that organized and managed real estate syndications, from 1985 to 1990. Mr. Cunningham was Chief Financial Officer and Treasurer of Superior Farming Company, a wholly owned subsidiary of Superior Oil Company, an independent chemical supplier and fiberglass distributor, from 1981 to 1985. Mr. Cunningham holds a B.S. in accounting from the University of Southern California. The Board believes Mr. Cunningham’s financial background provides our Board of Directors with valuable financial and accounting expertise and makes him well suited to serve on the Audit Committee of our Board of Directors. Having served as a member of our Board of Directors since 2005, Mr. Cunningham has a strong understanding of our business, operations, and culture.

Gerald I. Farmer. Dr. Farmer has served as a director since May 1994 and served as our Executive Vice President from November 1992 until June 1997. Prior to joining Mitek, from January 1987 to November 1992, Dr. Farmer was Executive Vice President of HNC Software, Inc., a global provider of enterprise analytic software. In addition, he has held senior management positions with IBM Corporation, Xerox, SAIC and Gould Imaging and Graphics. Dr. Farmer holds a B.S. in chemistry from the University of Wyoming and a M.S. and Ph.D. in physics and mathematics from the University of Wisconsin, Madison. The Board believes Dr. Farmer’s extensive career as a leader of several technology-based companies makes him well qualified to serve on our Board of Directors. Having served the Company as both an executive officer and a director since 1992, Dr. Farmer has a deep understanding of both our technology and the industries in which we operate.

Alex W. “Pete” Hart. Mr. Hart has served as a director since February 2011. He is currently Chairman of the SVB Financial Group and has worked as an independent consultant to the financial services industry since

1997. He served as Chief Executive Officer of Advanta Corporation, a public diversified financial services company, from 1995 to 1997, where he had previously served as Executive Vice Chairman from 1994 to 1995. Prior to joining Advanta, he was President and Chief Executive Officer of MasterCard International, a worldwide payment service provider, from 1988 to 1994. Mr. Hart currently serves as an advisor to a number of private companies, including NoLie MRI, Cimbal Technologies and US Encode. In addition to the SVB Financial Group, Mr. Hart is currently a member of the board of directors of the following public companies: Fair Isaac Corporation, a predictive software company, Global Payments, Inc., a payment services company, and VeriFone Holdings, Inc., an electronics company. Mr. Hart has also previously served as a member of the board of directors of the following companies: HNC Software, Inc., Retek Inc., Shopping.com, Sanchez Computer Associates, US Encode, eHarmony.com and Sequal Technologies, Inc. Mr. Hart holds a B.A. in social relations from Harvard University. As an experienced leader in the financial services industry, having held various positions with Advanta and MasterCard, Mr. Hart combines extensive general business expertise with a deep knowledge of the financial services and payments industry. His experience on the boards of directors of other companies in the financial services industry further augments his range of knowledge, providing experience on which he can draw while serving as a member of our Board of Directors.

Sally B. Thornton. Mrs. Thornton has served as a director since April 1988. From 1987 until 1996, she served as Chairman of Medical Materials, Inc., a composite plastics manufacturer. Mrs. Thornton served as a director of Micom Systems, Inc. from 1976 to 1988. She has also been a Trustee of the Sjorgren’s Syndrome Foundation in New York. Mrs. Thornton is a Life Trustee of the San Diego Museum of Art, is on the board of directors of Thornton Winery Corporation in Temecula, California, and is the Chairman of the John M. and Sally B. Thornton Foundation. Mrs. Thornton is married to John M. Thornton, our Chairman. Mrs. Thornton holds an A.A. from Stephens College and a B.A. and M.A. in history from the University of San Diego. As a director since 1988, Mrs. Thornton has in-depth knowledge of our company and our technology. Mrs. Thornton also brings to our Board of Directors her extensive leadership experience as a director and trustee of both for-profit and non-profit organizations.

William P. Tudor. Mr. Tudor has served as a director since September 2004. Since September 2011, he has served as Vice President, Strategic Implementation of Northwest Evaluation Association, a not-for-profit organization engaged in devising formative testing systems for children. From 2005 to 2011, he served as President of International Learning Corporation, an educational assessment and evaluation company. From July 2002 to July 2005, he served as Executive Vice President of Scantron Corporation, a provider of products and services that allow for the capture of student performance data, and from June 1990 to July 2002, he served as Chief Executive Officer of EdVision Corporation, a provider of curriculum development and assessment tools for the education community. Mr. Tudor holds a B.S. in business administration from the University of Detroit. The Board believes Mr. Tudor’s background as a technology entrepreneur and software executive at both public and private companies gives him the experience necessary to serve on our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who beneficially own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership of such securities with the SEC. Officers, directors and greater than 10% beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of Forms 3, 4 and 5, and amendments thereto, furnished to us and certain written representations that no other reports were required during fiscal 2011, we are not aware of any director, officer or greater than 10% beneficial owner that failed to file on a timely basis, as disclosed on such forms, reports required by Section 16(a) of the Exchange Act during fiscal 2011, except that one Form 4 was not timely filed for each of Mr. DeBello and Mr. and Mrs. Thornton.

Code of Ethics

We have adopted the Mitek Systems, Inc. Financial Code of Professional Conduct (the “Finance Code of Ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other finance organization employees. The Finance Code of Ethics is publicly available on our website at www.miteksystems.com, under “About Us”. We will provide a copy of the Finance Code of Ethics, free of charge, to any stockholder upon written request to our Corporate Secretary at Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123. If we make any amendments to the Finance Code of Ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Office or Chief Financial Officer that requires disclosure under applicable SEC rules, we intend to disclose the nature of such amendment or waiver on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. Our Audit Committee is comprised of Messrs. Cunningham, Farmer, and Tudor. Mr. Cunningham serves as Chairman of the Audit Committee. Our Board of Directors has determined that Mr. Cunningham qualifies as an “audit committee financial expert” in accordance with applicable SEC rules and regulations and is “independent” under the criteria established by applicable NASDAQ Listing Rules, as well as applicable SEC rules and regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth certain information concerning cash and non-cash compensation earned by our Chief Executive Officer, our only named executive officer for the fiscal years ended September 30, 2011 and 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($)(1)	All Other Compensation($)(2)	Total Compensation ($)
James B. DeBello,	2011	$353,939	$352,172	(3)	$912,057	$1,029	$1,619,197
President, and CEO	2010	$335,357	$85,257	(4)	$92,195	$748	$513,557

(1)	Represents the grant date fair value of option awards in the year indicated, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation – Stock Compensation (“ASC 718”). A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 4 to our financial statements included in this Form 10-K.
(2)	Represents group term life insurance premiums paid on behalf of Mr. DeBello.
(3)	Represents a discretionary bonus, approved by our Board of Directors, of (i) $350,172, in recognition of our company’s improved performance and (ii) $2,000, with respect to a patent that we filed in 2011.
(4)	Represents a discretionary bonus, approved by our Board of Directors, of (i) $84,242, in recognition of our company’s improved performance and (ii) $1,015, with respect to a patent that we filed in 2010.

Outstanding Equity Awards at September 30, 2011

The following table presents the outstanding option awards held by the named executive officer as of September 30, 2011:

	Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(2)
James B. DeBello	400,000		—		—	$1.06	05/19/13
	400,000		—		—	$0.50	11/17/14
	100,000		—		—	$0.80	10/19/15
	100,000		—		—	$0.82	11/18/15
	150,000	(3)	—		—	$1.10	07/10/16
	450,000		—		—	$0.35	12/04/17
	214,410		34,590	(4)	—	$0.09	02/25/19
	131,936		118,064	(5)	—	$0.79	02/24/20
	59,470		297,360	(6)	—	$2.60	11/15/20

(1)	Unless otherwise noted, 1/36th of the shares subject to each option award vest monthly from the date of grant. Vesting is accelerated in certain circumstances. See the section entitled “Employment Arrangements and Executive Severance and Change of Control Plans” below.
(2)	The option awards remain exercisable until they expire 10 years from the date of grant, subject to earlier expiration in connection with a termination of employment.
(3)	The shares subject to the option award became exercisable immediately on the date of grant.
(4)	The date of grant is February 25, 2009. The unvested shares subject to the option award as of September 30, 2011 will continue to vest in equal monthly installments and will be fully vested on February 25, 2012.
(5)	The date of grant is February 24, 2010. The unvested shares subject to the option award as of September 30, 2011 will continue to vest in equal monthly installments and will be fully vested on February 24, 2013.
(6)	1/60th of the shares subject to the option award vest monthly from November 15, 2010, the date of grant. The unvested shares subject to the option award as of September 30, 2011 will continue to vest in equal monthly installments and will be fully vested on November 15, 2015.

Employment Arrangements and Executive Severance and Change of Control Plans

James B. DeBello

On February 28, 2011, we entered into an Executive Severance and Change of Control Plan with James B. DeBello, our President and Chief Executive Officer (the “DeBello Severance Plan”). We do not have any employment agreement with Mr. DeBello.

Under the terms of the DeBello Severance Plan, if we terminate Mr. DeBello’s employment without Cause or if Mr. DeBello terminates his employment for Good Reason, Mr. DeBello will be entitled to receive: (i) a lump-sum cash amount equal to his then-current annual base salary; (ii) a lump-sum cash amount equal to 12 months of premium payments for continuation coverage under the Company’s health plans; and (iii) accelerated vesting of 50% of all outstanding equity awards then held by Mr. DeBello. If Mr. DeBello is terminated without Cause or terminates his employment for Good Reason at any time within two months prior or 24 months following a Change of Control, Mr. DeBello will be entitled to receive a lump-sum cash amount equal to 24 months of premium payments for continuation coverage under the Company’s health plans.

In addition, the DeBello Severance Plan provides that in the event of a Change of Control of the Company, Mr. DeBello will be entitled to receive: (i) a lump-sum cash amount equal to two times his then-current annual base salary, with one-half of such amount being paid on the date of the consummation of the Change of Control and one-half of such amount being paid on the date that is six months following the consummation of the change of control; and (ii) accelerated vesting of 100% of all outstanding equity awards then held by Mr. DeBello. As of September 30, 2011, no such termination or Change of Control event, as defined in the DeBello Severance Plan, had occurred that required the Company to make an accrual related to the DeBello Severance Plan in the financial statements included in this Form 10-K.

For purposes of the DeBello Severance Plan and Clark Severance Plan (as defined below):

•

“Cause” generally means: (i) any material failure on the part of the executive to faithfully and professionally carry out his duties, subject to a 10-day cure period; (ii) the executive’s dishonesty or other willful misconduct, if such dishonesty or other willful misconduct is intended to or likely to materially injure the business of the Company; (iii) the executive’s conviction of any felony or of any other crime involving moral turpitude; (iv) the executive’s insobriety or illegal use of drugs, chemicals or controlled substances in the course of performing his duties and responsibilities or otherwise materially affecting his ability to perform the same; and (v) any wanton or willful dereliction of duties by the executive.

•

“Good Reason” generally means: (i) the Company’s breach of any of the material terms of the severance plan; (ii) the Company’s relocating its offices at which the executive is initially principally employed to a location more than 50 miles from both the executive’s residence and the offices of the Company, and that reassignment materially and adversely affects the executive’s commute and the executive is required to commute to such location without the executive’s written consent; (iii) a material diminution in the executive’s duties or responsibilities or conditions of employment from those in effect on the effective date of the severance plan; (iv) any reductions which, in the aggregate, are more than 10% of the executive’s base salary in effect when any reduction is first imposed without the executive’s consent (other than such a reduction or reductions applicable generally to other senior executives of the Company); provided, however, that the executive must provide the Company with written notice of the executive’s intent to terminate his employment and a description of the event which the executive believes constitutes Good Reason within 60 days after the initial existence of the event, subject to a 30-day cure period in favor of the Company, and if the default is not cured, the executive must terminate within 90 days of the end of the cure period.

•

“Change of Control” generally means the occurrence of any of the following events: (i) any person or group (within the meaning of Section 13(d) or 14(d), as applicable, of the Exchange Act) (a “Person”), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities representing 50% or more of the voting power of our then outstanding securities (“Company Voting Securities”); (ii) the consummation of a share exchange or a merger or consolidation of the Company, where the Persons who were the beneficial owners of Company Voting Securities outstanding immediately prior to such transaction do not beneficially own more than 50% of the voting securities of the Company or the Acquiring Company (as defined in the DeBello Severance Plan) immediately after such transaction in substantially the same proportions as their ownership of Company Voting Securities immediately prior to such transaction; (iii) a sale or other disposition of all or substantially all of our assets; or (iv) such time as the Continuing Directors (as defined in the DeBello Severance Plan) do not constitute at least a majority of our Board of Directors (or, if applicable, of the board of directors of a successor to the Company).

Russell C. Clark

On October 11, 2011, we entered into a letter of employment (“Clark Employment Letter”) and an Executive Severance and Change of Control Plan (the “Clark Severance Plan”) with Russell C. Clark, our Chief Financial Officer.

Pursuant to the terms of the Clark Employment Letter, Mr. Clark’s initial base salary will be $225,000 and he will be eligible for an annual bonus of up to $75,000, based upon meeting mutually agreed upon annual objectives. In connection with his appointment, Mr. Clark was granted an incentive stock option to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $9.97, the closing price of our common stock, as reported on the NASDAQ Capital Market, on October 11, 2011. The option was granted under our 2010 Stock Option Plan and form of stock option award agreement adopted for use thereunder and vests monthly over three years. In addition, upon the six month anniversary of his employment with us, Mr. Clark will be eligible to receive an additional option to purchase up to 50,000 shares of the our common stock based on his performance.

The Clark Severance Plan provides that if we terminate Mr. Clark’s employment without Cause or if Mr. Clark terminates his employment for Good Reason (i) at any time within the first 90 days of his employment, Mr. Clark will be entitled to receive (A) a lump-sum cash amount equal to 25% of his then-current annual base salary, (B) a lump-sum cash amount equal to three months of premium payments for continuation coverage under the Company’s health plans, and (C) accelerated vesting of 10% of all outstanding equity awards then held by Mr. Clark; (ii) at any time during the period commencing on his 91st day of employment and ending on his 180th day of employment, Mr. Clark will be entitled to receive (A) a lump-sum cash amount equal to 50% of his then-current annual base salary, (B) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans, and (C) accelerated vesting of 25% of all outstanding equity awards then held by Mr. Clark; and (iii) at any time on or after his 181st day of employment, Mr. Clark will be entitled to receive (A) a lump-sum cash amount equal to his then-current annual base salary; (B) a lump-sum cash amount equal to 12 months of premium payments for continuation coverage under the Company’s health plans; and (C) accelerated vesting of 50% of all outstanding equity awards then held by Mr. Clark. If Mr. Clark is terminated without Cause or terminates his employment for Good Reason at any time within two months prior to a Change of Control and he has not received or is not entitled to receive any payments under clause “(i)” or “(ii)” above, Mr. Clark will be entitled to receive the benefits set forth in clause “(iii)” above, except that his outstanding equity awards will vest 100%.

In addition, the Clark Severance Plan provides that in the event of a Change of Control of the Company, Mr. Clark will be entitled to receive: (i) a lump-sum cash amount equal to his then-current annual base salary, with one-half of such amount being paid on the date of the consummation of the Change of Control and one-half of such amount being paid on the date that is six months following the consummation of the Change of Control; and (ii) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Clark. In addition, if Mr. Clark is terminated without Cause or terminates his employment for Good Reason at any time within 24 months following a Change of Control, Mr. Clark will be entitled to receive a lump-sum cash amount equal to 12 months of premium payments for continuation coverage under the Company’s health plans.

Non-Employee Director Compensation

Historically, we have paid our Chairman $12,480 on an annual basis for his attendance at our board meetings. All other non-employee directors have historically been paid $1,500 for their attendance at our regularly scheduled board meetings and $500 for each committee meeting attended. In September 2011, the cash compensation earned by non-employee directors was increased to $3,000 for each regularly scheduled board meeting attended, except for our Chairman, who will receive $100,000 on an annual basis in lieu of a per meeting fee. In addition, the cash compensation earned by each non-employee director was increased to $1,000 for each committee meeting attended. We also reimburse our non-employee directors for their reasonable expenses incurred in attending board and committee meetings. The members of our Board of Directors are eligible for reimbursement of expenses incurred in connection with their service on the board. Members of our Board of Directors who are also employees of the Company receive no compensation for their services as a director.

The following table sets forth summary information concerning compensation paid or accrued for services rendered to us in all capacities to the members of our Board of Directors for the fiscal year ended September 30, 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
John M. Thornton	$17,769	$256,000	$—	$24,785	$298,554
Gerald I. Farmer	$13,500	$256,000	$—	$—	$269,500
William P. Tudor	$12,000	$256,000	$—	$—	$268,000
Vinton P. Cunningham	$11,000	$256,000	$—	$—	$267,000
Sally B. Thornton	$9,000	$256,000	$—	$—	$265,000
Alex W. “Pete” Hart	$8,500	$256,000	$—	$—	$264,500
Michael W. Bealmear (4)	$2,500	$—	$—	$—	$2,500

(1)	The amount shown under the “Stock Awards” column is equal to the aggregate grant date fair value of restricted stock units (“RSUs”) granted to each director during the fiscal year 2011 computed in accordance with ASC 718, excluding the effect of any estimated forfeitures. As of September 30, 2011, the aggregate number of RSUs outstanding was 50,000 for each of the following directors: Mr. Thornton, Mr. Cunningham, Mr. Farmer, Mr. Hart, Mrs. Thornton, and Mr. Tudor. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 4 to our financial statements included in this Form 10-K.
(2)	There were no option awards granted during the year ended September 30, 2011. As of September 30, 2011, our directors held outstanding options to purchase the following number of shares of common stock: John M. Thornton, 50,000 shares; Vinton P. Cunningham, 50,000 shares; Gerald I. Farmer, 50,000 shares; Alex W. “Pete” Hart, 50,000 shares; Sally B. Thornton, 50,000 shares; and William P. Tudor, 50,000 shares.
(3)	Represents medical and group term life insurance premiums paid on behalf of Mr. Thornton.
(4)	Mr. Bealmear resigned from our Board of Directors on February 18, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of November 30, 2011, by:

•	each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;

•	our named executive officer and current directors; and

•	all of our current executive officers and directors as a group.

Information with respect to beneficial ownership is based solely on a review of our capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below. The address for all executive officers and directors is c/o Mitek Systems, Inc., 8911 Balboa Ave., Suite B, San Diego, CA 92123.

Percentage of beneficial ownership is calculated based on the 24,530,209 shares of common stock outstanding on November 30, 2011. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of our common stock within 60 days of November 30, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner or Identify of Group	Number of Shares	Percent of Class
Named Executive Officer and Directors
James B. DeBello (1)	1,845,048	7.00%
John M. and Sally B. Thornton (2)	2,555,429	10.37%
Alex W. “Pete” Hart (3)	141,900	*
William P. Tudor (4)	119,174	*
Gerald I. Farmer (5)	84,174	*
Vinton P. Cunningham (6)	79,174	*
Directors and Executive Officers as a Group (eight individuals) (7)	4,836,009	18.10%

Five Percent Stockholders
John M. and Sally B. Thornton (2)	2,555,429	10.37%
James B. DeBello (1)	1,845,048	7.00%
Prescott Group Capital Management, L.L.C. (8)	1,666,985	6.80%
Hyonmyong Cho (9)	1,262,178	5.13%

*	Less than 1%.
(1)	Consists of options to purchase 1,845,048 shares of common stock that are exercisable within 60 days of November 30, 2011.
(2)	Consists of 2,437,081 shares held in a family trust for which Mr. and Mrs. Thornton are co-trustees, options to purchase 100,000 shares of common stock that are exercisable within 60 days of November 30, 2011 and 18,348 RSUs that will vest within 60 days of November 30, 2011.
(3)	Consists of 82,726 shares held directly, options to purchase 50,000 shares of common stock that are exercisable within 60 days of November 30, 2011 and 9,174 RSUs that will vest within 60 days of November 30, 2011.
(4)	Consists of 60,000 shares held directly, options to purchase 50,000 shares of common stock that are exercisable within 60 days of November 30, 2011 and 9,174 RSUs that will vest within 60 days of November 30, 2011.
(5)	Consists of 25,000 shares held directly, options to purchase 50,000 shares of common stock that are exercisable within 60 days of November 30, 2011 and 9,174 RSUs that will vest within 60 days of November 30, 2011.
(6)	Consists of 45,000 shares held directly, options to purchase 25,000 shares of common stock that are exercisable within 60 days of November 30, 2011 and 9,174 RSUs that will vest within 60 days of November 30, 2011.

(7)	Comprised of shares included under “Named Executive Officer and Directors” and options to purchase 11,110 shares of common stock held by one of our other executive officers that are exercisable within 60 days of November 30, 2011.
(8)	The foregoing information is based solely upon information contained in a Schedule 13G/A filed by Prescott Group Capital Management, L.L.C. (“Prescott Capital”), Prescott Group Aggressive Small Cap, L.P. (“Prescott Small Cap”), Prescott Group Aggressive Small Cap II, L.P. (“Prescott Small Cap II” and together with Prescott Small Cap, the “Small Cap Funds”) and Mr. Phil Frohlich, the principal of Prescott Capital, with the SEC on February 14, 2008 with respect to holdings of common stock as of December 31, 2007. Prescott Capital serves as the general partner of the Small Cap Funds and may direct the Small Cap Funds, the general partners of Prescott Group Aggressive Small Cap Master Fund, G.P. (“Prescott Master Fund”), to direct the vote and disposition of the 1,666,985 shares of common stock held by Prescott Master Fund. As the principal of Prescott Capital, Mr. Frohlich may direct the vote and disposition of the 1,666,985 shares of common stock held by Prescott Master Fund. This stockholder’s address is 1924 South Utica, Suite 1120, Tulsa, OK 74104-6529.
(9)	The foregoing information is based solely upon information contained in a Schedule 13G filed by Mr. Hyonmyong Cho with the SEC on February 17, 2011 with respect to holdings of common stock as of December 31, 2010. Comprised of 1,190,824 shares of common stock and warrants to purchase up to 71,354 shares of common stock that are exercisable within 60 days of November 30, 2011. Mr. Cho has shared power to direct the vote and disposition of 829,747 shares of common stock and sole power to direct the vote and disposition of the remaining shares. This stockholder’s address is 961 Paseo del Sur, Santa Fe, New Mexico 87501.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than as described under “Executive Compensation” above, we have not entered into any transactions or series of transactions since October 1, 2009, and we are not currently considering any proposed transaction, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors, executive officers or persons who we know beneficially held more than five percent of any class of our common stock, including their immediate family members, had or will have a direct or indirect material interest.

Director Independence

Our Board of Directors has determined that each of Messrs. Cunningham, Farmer, Hart and Tudor are “independent” under the criteria established by applicable NASDAQ Listing Rules. In addition, our Board of Directors has determined that the members of the Audit Committee of our Board of Directors meet the additional independence criteria required for audit committee membership.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Registered Public Accounting Firm Fee Information

The following table sets forth the aggregate fees billed by Mayer Hoffman McCann P.C., our independent registered public accounting firm, for the services indicated for the fiscal years ended September 30, 2011 and 2010:

	Fiscal Year Ended September 30, 2011	Fiscal Year Ended September 30, 2010
Audit Fees (1)	$147,000	$129,300
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$147,000	$129,300

(1)	Includes fees for (i) the audit of our annual financial statements for the fiscal years ended September 30, 2011 and 2010 included in our annual reports on Form 10-K; (ii) the review of our interim period financial statements for the the fiscal years ended September 30, 2011 and 2010 included in our quarterly reports on Form 10-Q; and (iii) related services that are normally provided in connection with regulatory filings or engagements.

Pre-Approval Policies

The Audit Committee of our Board of Directors has established policies and procedures by which it approves in advance any audit and permissible non-audit services to be provided by our independent registered public accounting firm. Under these policies and procedures, prior to the engagement of the independent registered public accounting firm for pre-approved services, requests or applications for the independent registered public accounting firm to provide services must be submitted to the Audit Committee and must include a detailed description of the services to be rendered. Our chief financial officer and the independent registered public accounting firm must ensure that the independent registered public accounting firm is not engaged to perform the proposed services unless those services are within the list of services that have received the Audit Committee’s pre-approval, and must cause the Audit Committee to be informed in a timely manner of all services rendered by the independent registered public accounting firm and the related fees.

Each request or application must include:

•	a recommendation by our chief financial officer as to whether the Audit Committee should approve the request or application; and

•

a joint statement of our chief financial officer and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the SEC’s requirements for auditor independence of the Public Company Accounting Oversight Board (“PCAOB”).

The Audit Committee also will not permit the independent registered public accounting firm to be engaged to provide any services to the extent that the SEC has prohibited the provision of those services by an independent registered public accounting firm, which generally include:

•	bookkeeping or other services related to accounting records or financial statements;

•	financial information systems design and implementation;

•	appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•	actuarial services;

•	internal audit outsourcing services;

•	management functions;

•	human resources;

•	broker-dealer, investment adviser or investment banking services;

•	legal services;

•	expert services unrelated to the audit; and

•	any service that the PCAOB determines is not permissible.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Financial Statements of Mitek Systems, Inc. and Report of Independent Registered Public Accounting Firm, are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this item.

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Mitek Systems, Inc. 1999 Stock Option Plan.	(4)

10.2	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.3	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.4	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.5	Mitek Systems, Inc. 2010 Stock Option Plan.	(10)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(11)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(8)

10.8	Stock Option Agreement, dated May 19, 2003, by and between James B. DeBello and Mitek Systems, Inc., as amended.	*

10.9	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(3)

10.10	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(3)

10.11	Form of Securities Purchase Agreement, dated September 30, 2010, between Mitek Systems, Inc. and certain accredited investors.	(9)

10.12	Executive Severance and Change in Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(12)

10.13	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.14	Executive Severance and Change in Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.15	Form of Executive Severance and Change in Control Plan.	(12)

10.16	Form of Indemnification Agreement.	(12)

Exhibit No.	Description	Incorporated by Reference from Document

10.17	Form of Securities Purchase Agreement, dated May 5, 2011, between Mitek Systems, Inc. and certain accredited investors.	(14)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2011, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on June 11, 1999
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form SB-2 filed with the SEC on July 9, 1996.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September, 30, 2010 filed with the SEC on November 16, 2010.
(10)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(11)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

December 15, 2011	MITEK SYSTEMS, INC.

	By:	/s/ James B. De Bello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints James B. DeBello and Russell C. Clark, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James B. DeBello James B. DeBello	President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2011

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 15, 2011

/s/ John M. Thornton John M. Thornton	Chairman of the Board of Directors and Director	December 15, 2011

/s/ Alex P. Hart Alex P. Hart	Director	December 15, 2011

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 15, 2011

/s/ Gerald I. Farmer Gerald I. Farmer	Director	December 15, 2011

/s/ Sally B. Thornton Sally B. Thornton	Director	December 15, 2011

/s/ William P. Tudor William P. Tudor	Director	December 15, 2011

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mitek Systems, Inc.

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 15, 2011

MITEK SYSTEMS, INC

BALANCE SHEETS

	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$5,655,716	$1,305,049
Short-term investments	10,187,638	—
Accounts receivable, net of allowance of $21,344 and $6,003, respectively	2,956,295	1,221,599
Deferred maintenance fees	108,974	93,337
Inventory, prepaid expenses and other current assets	208,408	87,335

Total current assets	19,117,031	2,707,320
Long-term investments	417,230	—
Property and equipment, net	196,519	34,293
Software development costs, net	91,438	228,596
Other non-current assets	29,465	38,247

Total assets	$19,851,683	$3,008,456

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$358,907	$228,514
Accrued payroll and related taxes	496,009	196,531
Deferred revenue	873,230	831,372
Deferred rent, current	9,193	9,193
Other accrued liabilities	35,992	21,870

Total current liabilities	1,773,331	1,287,480
Convertible debt	—	679,801
Deferred rent, non-current	23,061	39,716

Total liabilities	1,796,392	2,006,997

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 24,144,366 and 17,816,249 issued and outstanding, respectively	24,144	17,816
Additional paid-in capital	33,660,397	16,477,981
Accumulated other comprehensive loss	(9,855)	—
Accumulated deficit	(15,619,395)	(15,494,338)

Total stockholders’ equity	18,055,291	1,001,459

Total liabilities and stockholders’ equity	$19,851,683	$3,008,456

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC

STATEMENTS OF OPERATIONS

	For the years ended
	September 30,
	2011	2010
Revenue:
Software	$8,122,744	$3,210,660
Maintenance and professional services	2,143,231	1,908,241

Total revenue	10,265,975	5,118,901
Operating Costs and Expenses:
Cost of revenue-software	662,080	514,921
Cost of revenue-maintenance and professional services	509,654	435,224
Selling and marketing	2,410,711	929,685
Research and development	2,996,109	2,002,399
General and administrative	3,431,023	1,620,357

Total costs and expenses	10,009,577	5,502,586

Operating Income (Loss)	256,398	(383,685)
Other income (expense), net:
Interest and other expense, net	(427,547)	(298,124)
Interest income	48,584	1,794

Total other income (expense), net	(378,963)	(296,330)
Loss before income taxes	(122,565)	(680,015)
Provision for income taxes	(2,492)	(2,338)

Net loss	$(125,057)	$(682,353)

Net loss per share—basic and diluted	$(0.01)	$(0.04)

Weighted average number of common shares outstanding—basic and diluted	21,506,508	16,946,263

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended September 30, 2011 and 2010

	Common Stock Outstanding (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance, September 30, 2009	16,751,137	$16,751	$14,920,999	$(14,811,985)	$—	$125,765
Discount on convertible debt	—	—	627,636	—	—	627,636
Issuance of common stock	460,000	460	344,540	—	—	345,000
Exercise of warrants	163,646	164	148,755	—	—	148,919
Exercise of stock options	72,488	72	30,151	—	—	30,223
Cashless exercise of warrants	300,012	300	(300)	—	—	—
Cashless exercise of stock options	68,966	69	(69)	—	—	—
Stock-based compensation expense	—	—	406,269	—	—	406,269
Net loss	—	—	—	(682,353)	—	(682,353)

Balance, September 30, 2010	17,816,249	$17,816	$16,477,981	$(15,494,338)	$—	$1,001,459
Conversion of debentures	1,418,573	1,419	1,062,507	—	—	1,063,926
Issuance of common stock	3,357,143	3,357	14,592,009	—	—	14,595,366
Exercise of warrants	41,666	651	219,646	—	—	220,297
Exercise of stock options	651,951	42	37,875	—	—	37,917
Cashless exercise of warrants	615,448	616	(616)	—	—	—
Cashless exercise of stock options	243,336	243	(243)	—	—	—
Stock-based compensation expense	—	—	1,271,238	—	—	1,271,238
Components of comprehensive income:
Net loss	—	—	—	(125,057)	—	(125,057)
Change in unrealized loss on investments	—	—	—	—	(9,855)	(9,855)

Total comprehensive loss						(134,912)

Balance, September 30, 2011	24,144,366	$24,144	$33,660,397	$(15,619,395)	$(9,855)	$18,055,291

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC

STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2011	2010
Operating activities:
Net loss	$(125,057)	$(682,353)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,271,238	406,269
Non-cash interest expense on convertible debt	384,124	294,887
Depreciation and amortization	179,291	172,598
Amortization of capitalized debt issuance costs	53,945	36,382
Provision for bad debts	15,340	(18,265)
Changes in assets and liabilities:
Accounts receivable	(1,750,036)	(842,517)
Deferred maintenance fees	(15,637)	(32,654)
Inventory, prepaid expenses and other assets	(166,236)	7,738
Accounts payable	130,393	(127,791)
Accrued payroll and related taxes	299,478	(9,666)
Deferred revenue	41,858	130,658
Deferred rent	(16,655)	(119,197)
Other accrued liabilities	14,122	(22,153)

Net cash provided by (used in) operating activities	316,168	(806,064)

Investing activities:
Purchases of investments	(10,614,723)	—
Purchases of property and equipment	(204,358)	(9,367)

Net cash used in investing activities	(10,819,081)	(9,367)

Financing activities:
Proceeds from the issuance of common stock, net of issuance costs of $1,154,634 and $0, respectively	14,595,366	345,000
Proceeds from exercise of stock options	220,297	30,223
Proceeds from exercise of warrants	37,917	148,919
Proceeds from the issuance of convertible debt-net	—	922,223

Net cash provided by financing activities	14,853,580	1,446,365

Net increase in cash and cash equivalents	4,350,667	630,934
Cash and cash equivalents at beginning of period	1,305,049	674,115

Cash and cash equivalents at end of period	$5,655,716	$1,305,049

Supplemental disclosures of cash flow informaton:
Cash paid for interest	$5,333	$2,540

Cash paid for income taxes	$2,492	$2,338

Supplemental disclosures of non-cash financing and investing activities:
Conversion of debt to common stock	$1,063,926	$—

Unrealized holding loss on available for sale investments	$9,855	$—

Cashless exercise of options and warrants	$859	$369

Beneficial conversion feature related to convertible debt issued	$—	$401,568

Debt discount on convertible note due to warrants	$—	$226,068

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2011 AND 2010

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is primarily engaged in the development, sale, and service of its proprietary software solutions related to its mobile imaging solutions and intelligent character recognition software. The Company’s technology is currently used to process checks by banks and is used in other markets for specialized applications.

The Company’s new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones. The Company has developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their smartphone camera. Other mobile applications developed and deployed include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their smartphone camera, Mobile Balance Transfer ™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphones, Mobile Receipt™, a receipt archival and expense report application, Mobile Phax®, a mobile document faxing application using the Company’s proprietary technology, and Mobile Imaging Cloud™, a mobile imaging platform that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile applications.

Basis of Presentation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles (“GAAP”), in accordance with accounting principles generally accepted in the U.S.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss and do not have a material impact on the presentation of the overall financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates.

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potential dilutive common shares outstanding during the period, such as convertible debt, options, warrants and restricted stock units, if dilutive. At September 30, 2011 and 2010, respectively, there were outstanding stock options to acquire 4,553,904 and 4,534,328 shares of the Company’s common stock, respectively, which were excluded from this calculation, as they would have been antidilutive. Outstanding warrants to acquire 132,189 and 895,283 shares of the

Company’s common stock at September 30, 2011 and 2010, respectively, were excluded from this calculation, as they would reduce net loss per share. In addition, 300,000 restricted stock units were excluded from this calculation as they would have been antidilutive. There were no restricted stock units awarded in fiscal 2010.

The computation of basic and diluted loss per share is as follows:

	Twelve months ended September 30,
	2011	2010
Net loss	$(125,057)	$(682,353)

Weighted-average common shares and share equivalents outstanding—basic	21,506,508	16,946,263
Effect of dilutive stock options	—	—

Weighted-average common shares and share equivalents outstanding—diluted	21,506,508	16,946,263

Earnings (loss) per share:
Basic	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.04)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels are recognized upon shipment of the related product, if the requirements of ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), including evidence of an arrangement, delivery, fixed or determinable fee, collectability or vendor specific objective evidence (“VSOE”) about the fair value of an element are met. If the requirements of ASC 985-605, are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project as those milestone objectives are deemed to be substantive in relationship to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company’s cash is deposited with two financial institutions. The Company monitors the financial condition of these financial institutions and it does not believe that funds on deposit are subject to a significant degree of risk.

Investments

Investments consist of U.S. Treasury and U.S. government agency securities, corporate notes and bonds, and commercial paper. Management classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value.

Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other than temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of their cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of income.

All investments whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet.

Fair Value Measurements

The carrying amount of cash equivalents, investments, accounts receivable, accounts payable and other accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence.

Deferred Maintenance Fees

Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees are typically billed annually to the Company and are amortized to Cost of revenue-maintenance and professional services in its Statements of Operations over the maintenance period, which is typically one year.

Inventories

Inventories primarily consisting of media storage devices are recorded at the lower of cost or market.

Property and Equipment

Property and equipment are carried at cost. Following is a summary of property and equipment as of September 30, 2011 and 2010:

	2011	2010
Property and equipment—at cost:
Equipment	$855,883	$651,525
Furniture and fixtures	143,701	143,701
Leasehold improvements	49,300	49,300

	1,048,884	844,526
Less: accumulated depreciation and amortization	(852,365)	(810,233)

Total property and equipment, net	$196,519	$34,293

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the life of the lease or seven years. Depreciation and amortization of property and equipment totaled approximately $42,000 and $36,000 for the fiscal years ended September 30, 2011 and 2010, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were approximately $43,000 and $30,000 for the fiscal years ended September 30, 2011 and 2010, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation were to indicate that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2011 and 2010.

Deferred Revenue

Deferred revenue represents customer billings, paid either upfront or annually at the beginning of each billing period, with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including post-contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the agreement.

Capitalized Software Development Costs

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value, as defined by ASC Topic 985-20, Accounting for the Costs of Software to Be Sold, Leased or Otherwise Marketed (“ASC 985-20”), requires making estimates and judgments in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from those estimates. Also, any future changes to the Company’s product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs. The Company completed its first production general release of ImageNet® Mobile Deposit in October 2008, and entered into an agreement with a major financial institution in November 2008 to conduct a performance evaluation of the product. In accordance with ASC 985-20, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.

In June 2009, the Company began to recognize revenue from the sale of ImageNet® Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20. Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product, including the period on which the Company is reporting. The Company determined it was appropriate to amortize the related capitalized software development costs over the remaining economic life of the product, estimated to be three years. The Company recorded amortization of software development costs of approximately $137,000 for each of the fiscal years ended September 30, 2011 and 2010, respectively. The Company records amortization of software development costs as cost of revenue-software in the statement of operations.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry. The Company has not historically incurred significant obligations under customer indemnification or warranty provisions and does not expect to incur significant obligations in the future. Accordingly, the Company does not maintain accruals for potential customer indemnification or warranty-related obligations.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 5.

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”), formerly Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payments. The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $76,000 and $40,000 during the years ended September 30, 2011, and 2010, respectively.

Research and Development

Research and development costs are expensed in the period incurred.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records the total rent payable on a straight-line basis over the term of the lease. The difference between rent payments and straight-line rent expense is recorded in deferred rent.

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. The Company’s family of products consists of mobile imaging solutions and intelligent character recognition software provided as development toolkits. During the fiscal year ended September 30, 2011, management has determined that the Company has only one operating segment, document image processing and image analytics, based on its product and service offerings that use Mitek’s intelligent character recognition and document capture technology.

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company has disclosed comprehensive loss as a component of stockholders’ equity. Accumulated other comprehensive loss on the balance sheet at September 30, 2011 includes net unrealized losses on the Company’s available-for-sale securities totaling $9,855. At September 30, 2010, there were no differences between net loss and comprehensive loss and, accordingly, no amounts have been reflected in the accompanying financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on the financial statements.

2.	INVESTMENTS

The following table summarizes investments by security type:

	As of September 30, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$10,195,487	$—	$(7,849)	$10,187,638
Corporate debt securities, long-term	419,236	—	(2,006)	417,230

Total	$10,614,723	$—	$(9,855)	$10,604,868

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. There were no realized gains or losses on the Company’s investments in the fiscal years ended September 30, 2011 and 2010. As of September 30, 2010, the Company did not hold any investments.

The Company determines the appropriate designation of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s investments were designated as available-for-sale debt securities. As of September 30, 2011, the Company’s short-term investments have original maturity dates of greater than 90 days and less than one year. The Company’s long-term investments have original maturity dates of greater than one year. As of September 30, 2011, the original maturity dates of our long-term investments were 13 months.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal year ended September 30, 2011.

Fair Value Measurements and Disclosures

ASC 820 defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy for the Company’s short-term investments measured at fair value on a recurring basis as of September 30, 2011:

	Level 1	Level 2	Level 3	Total
Short-term investments:
Corporate debt securities	$—	$10,187,638	$—	$10,187,638
Long-term investments:
Corporate debt securities	$—	$417,230	$—	$417,230

Total	$—	$10,604,868	$—	$10,604,868

3.	DEBT

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

In December 2010, the Company converted the then outstanding balance of the debentures of approximately $1,064,000, including accrued interest of approximately $51,000, into 1,418,573 shares of the Company’s common stock at a conversion price of $0.75 per share. In addition, the Company recognized as interest expense the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options.

Prior to the conversion, interest was payable in cash or stock at the rate of 5% per annum on each conversion date (as to the principal amount being converted), on each early redemption date (as to the principal amount being redeemed) and on the maturity date. The principal amount of the debentures, if not paid earlier, was due and payable on December 10, 2011. The Company had the right to redeem all or a portion of the debentures before maturity by payment in cash of the outstanding principal amount plus accrued and unpaid interest being redeemed. The Company agreed to honor any notices of conversion that it received from the holder before the date the Company paid off the debentures. The debentures were convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price of $0.75 per share, subject to adjustment for stock splits, stock dividends and the like. The Company had the right to force conversion of the debentures if (i) the closing price of its common stock exceeded 200% of the then-effective conversion price for 20 trading days out of a consecutive 30 trading day period or (ii) the average daily trading volume for its common stock exceeded 100,000 shares per trading day for 20 trading days out of a consecutive 30 trading day period and the closing price of its common stock exceeded 100% of the then-effective conversion price for 20 trading days out of a consecutive 30 trading day period. The debentures imposed certain covenants on the Company including restrictions against paying cash dividends or distributions on shares of its outstanding common stock. The debentures were secured by all of the Company’s assets under the terms of a security agreement it entered into with the investors dated December 10, 2009.

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

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5
Stock price volatility	207%
Expected dividend yield	0%

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which the Company was in compliance as of September 30, 2011. The Company had no amounts outstanding under this credit facility as of September 30, 2011.

4.	STOCKHOLDERS’ EQUITY

Common Stock

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of outstanding convertible debentures as discussed in greater detail in Note 3 to the financial statements included in this Annual Report on Form 10-K (“Form 10-K”).

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

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors. As of September 30, 2011, the Company had warrants to purchase 132,189 shares of its common stock outstanding, all of which had an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014.

In connection with the issuance of shares of common stock to John H. Harland Company (“JHH Co.”) in February and May 2005, the Company issued warrants to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like. In June 2011, JHH Co. exercised the warrants, which were due to expire between February and May 2012. The warrants were exercised under the cashless exercise method, resulting in the issuance of 288,582 shares of common stock to the warrant holder and the cancellation of the remaining 32,846 shares in consideration of the issuance. See Note 7 to the financial statements included in this Form 10-K.

In connection with issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share as discussed in greater detail in Note 3 to the financial statements included in this Form 10-K. Of such warrants, warrants to purchase 205,312 shares of the Company’s common stock have been exercised and warrants to purchase 132,189 shares of common stock remain outstanding as of September 30, 2011. These warrants expire in December 2014.

The following table summarizes warrant activity in the fiscal year ended September 30, 2011:

	Number of warrants	Weighted-average exercise price

Oustanding and exercisable at September 30, 2010	895,283	$0.84
Issued	—
Exercised	(763,094)	$0.83
Expired	—

Oustanding and exercisable at September 30, 2011	132,189	$0.91

Stock-based Compensation

The Company applies the fair value recognition provisions of ASC 718.

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

The value of stock-based compensation is based on the single option valuation approach under ASC 718. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards to employees and directors is amortized using the straight-line method over the vesting period of the options. The estimated expected remaining contractual life of stock option grants at September 30, 2011 was approximately 1.2 years on grants to directors and 6.5 years on grants to employees.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2011 of approximately 13.33% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2011 and 2010, respectively. Prior to the adoption of ASC 718 those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2011 and 2010 were based on the following assumptions:

	2011	2010
Risk-free interest rate	0.26% -2.26%	0.32% -2.58%
Expected life (years)	5.5	5.3
Expected volatility	193%	213%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards under ASC 718 for the fiscal years ended September 30, 2011 and 2010, which were allocated as follows:

	2011	2010
Sales and marketing	$235,710	$68,227
Research and development	290,239	99,499
General and administrative	745,289	238,543

Stock-based compensation expense related to employee stock options included in operating expenses	$1,271,238	$406,269

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	3,129,966	$0.62	4.96	$26,337,736
Unvested	1,423,938	$2.39	8.77	9,774,962

Total	4,553,904	$1.18	6.15	$36,112,698

As of September 30, 2011, the Company had $4,633,295 of unrecognized compensation expense expected to be recognized over a weighted average period of approximately 4 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Oustanding, September 30, 2009	3,533,000	$0.56	6.10
Granted	1,270,500	$0.95
Exercised	(161,172)	$0.36
Cancelled	(108,000)	$1.22

Oustanding, September 30, 2010	4,534,328	$0.66	6.21
Granted	976,531	$3.70
Exercised	(942,639)	$0.53
Cancelled	(14,316)	$0.57

Oustanding, September 30, 2011	4,553,904	$1.34	6.15

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.07 - $0.09	545,226	6.12	$0.09	452,697	$0.09	92,529
$0.35 - $0.70	964,644	4.84	$0.43	952,972	$0.42	11,672
$0.72 - $0.80	1,029,664	6.78	$0.79	677,195	$0.79	352,469
$0.82 - $1.95	1,080,564	4.51	$1.19	875,959	$1.14	204,605
$2.32 - $12.37	933,806	8.72	$3.79	171,143	$3.69	762,663

	4,553,904	6.15	$1.34	3,129,966	$0.83	1,423,938

The total intrinsic value of options exercised during the year ended September 30, 2011 was $4,731,689. The per-share weighted average fair value of options granted during the year ended September 30, 2011 was $3.54.

Restricted Stock Units

In January 2011, the Company’s board of directors adopted, subject to stockholder approval, the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock for the issuance of restricted stock units to both employee and non-employee members of the board of directors of the Company. On February 23, 2011, the Director Plan was approved by the Company’s stockholders at its annual meeting.

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to its directors at a fair value of $5.12 per share. The restricted stock units vest monthly over five years. To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company’s common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control, (ii) a director’s separation from service or (iii) the fifth anniversary of the award date. A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any) until such time the awards are settled in shares of common stock.

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. In the fiscal year ended September 30, 2011, the Company recognized approximately $179,000 in stock-based compensation expense related to the outstanding restricted stock units. There was no such expense recognized in the fiscal year ended September 30, 2010. As of September 30, 2011, the Company had approximately $1,357,000 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted average period of approximately 4.5 years. There were 700,000 shares available for grant under the Director Plan as of September 30, 2011.

Stock Option Plans

The Company currently has stock option plans that allow the Company to grant options to purchase common stock to the Company’s directors, executive officers and key individuals who make, or are expected to make significant contributions to the Company. The Company granted stock options to purchase 976,531 shares of its common stock during the year ended September 30, 2011, all of which were granted pursuant to the Company’s available stock option plans. The Company also currently maintains two stock option plans, the 1999 Stock Option Plan and the 2000 Stock Option Plan that have options outstanding that were previously granted under such plans but under which no further options may be granted.

Under the terms of the 2002 Stock Option Plan, the 2006 Stock Option Plan, and the 2010 Stock Option Plan, each of which provides for the grant of incentive and non-qualified options: (i) incentive stock options are granted with an exercise price equal to the fair market value of the Company’s common stock at the grant date and for a term of not more than 10 years; (ii) non-qualified stock options may be granted with an exercise price of not less than 85% of fair market value of the Company’s common stock at the grant date and for a term of not more than five years; and (iii) the exercise price of options granted to persons owning more than 10% of the total combined voting power of the Company’s stock is not to be less than 110% of the fair market value of the Company’s common stock as determined on the date of the grant of the options. To date, the Company has elected to grant non-qualified stock options under these plans with a three year term.

The 1999 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock. The 1999 Plan terminated on June 10, 2009; however options granted under the plan that were outstanding at such date remain in effect until such options are exercised or expire. As of September 30, 2011, options to purchase 490,250 shares of the Company’s common stock were outstanding and no options were available for grant under the 1999 Plan.

The 2000 Plan, which terminated on December 13, 2010, provided for the purchase of up to 1,000,000 shares of the Company’s common stock. As of September 30, 2011, options to purchase 576,612 shares of the Company’s common stock were outstanding and no options were available for grant under the 2000 Plan.

The 2002 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock. As of September 30, 2011, options to purchase 571,959 shares of the Company’s common stock were outstanding and options to purchase up to 765 shares of the Company’s common stock were available for grant under the 2002 Plan.

In May 2003, the Chief Executive Officer of the Company was granted an option to purchase up to 400,000 shares of the Company’s common stock in connection with his appointment as President and Chief Executive Officer. This grant was made without shareholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules.

The 2006 Plan provides for the purchase of up to 1,000,000 shares of the Company’s common stock. As of September 30, 2011, options to purchase 766,216 shares of the Company’s common stock were outstanding and options to purchase up to 100 shares of the Company’s common stock were available for grant under the 2006 Plan.

The 2010 Plan provides for the purchase of up to 2,000,000 shares of the Company’s common stock. As of September 30, 2011, options to purchase 1,748,867 shares of the Company’s common stock were outstanding and options to purchase 231,135 shares of the Company’s common stock were available for grant under the 2010 Plan.

5.	INCOME TAXES

The Company has adopted ASC 740, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Further, ASC 740 gives guidance regarding the recognition of a tax position based on a “more likely than not” recognition threshold; that is, evaluating whether it is more likely than not that the position would be sustained upon examination by the appropriate taxing authorities, based on the technical merits of the position. The adoption of ASC 740 did not impact the Company’s financial condition, results of operations or cash flows.

The Company had no activity related to unrecognized tax benefits during the year ended September 30, 2011.

For the fiscal years ended September 30, 2011 and 2010 the provisions for income taxes were as follows:

	2011	2010
Federal—current	$—	$—
State—current	2,492	2,338

Total	$2,492	$2,338

Under ASC 740, deferred income tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2011 and 2010 are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carryforwards	$6,031,000	$6,045,000
Capitalized research and development costs	519,000	683,000
Stock based compensation	281,000	108,000
Prepaid License Fees	51,000	97,000
AMT credit carryforwards	71,000	69,000
Other	86,000	68,000
Research credit carryforwards	58,000	44,000

Total deferred assets	7,097,000	7,114,000
Valuation allowance for net deferred tax assets	(7,097,000)	(7,114,000)

Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2011 and 2010 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the year ended September 30, 2011 was a decrease of approximately $17,000. The net change in the total valuation allowance for the year ended September 30, 2010 was a decrease of approximately $122,000. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for the taxable income for the future, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2011, the Company has available net operating loss carryforwards of approximately $16,400,000 for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are approximately $8,100,000 and began to expire in the current year. As of September 30, 2011, the Company has available federal research and development credit carryforwards of approximately $29,000 and alternative minimum tax credit carryforwards of approximately $71,000. The research and development credits will start to expire in 2023. As of September 30, 2011, the Company has available California research and development credit carryforwards and manufacturers’ investment credit carryforwards of approximately $22,000 respectively. The state research and development credits have no expiration date and the state manufacturers’ investment credits will start to expire in 2012.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2011 and 2010:

	2011	2010
Amount computed using statutory rate	$(43,000)	$(232,000)
Net change in valuation allowance for net deferred tax assets	(18,000)	(122,000)
Non-deductible items	1,000	187,000
Other	(19,000)	175,000
State income tax	79,000	(8,000)
State tax expense	2,492	2,338

Provision for income taxes	$2,492	$2,338

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company is at times subject to various legal proceedings. Management is not aware of any legal proceedings or claims that it believes may have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, operating results, cash flows or liquidity.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to IRS annual limits. The Company’s board of directors may, at its sole discretion, approve matching contributions by the Company. During fiscal 2011 and 2010, the Company’s board of directors did not approve any Company matching contributions to the plan.

Facility Lease

The Company’s principal executive office, as well as its research and development facility, is located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. The term of the lease on this facility commenced in December 2005 and expires in December 2012. In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009. The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010. In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option. In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by 1,722 square feet from 15,927 square feet to 14,205 square feet, which reduced the Company’s basic rent proportionately starting in December 2009. The base monthly rent for the facility in fiscal 2011 under this lease is approximately $26,000. The base monthly rent increases every twelve months by approximately 3%.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2012	313,220
2013	52,559
2014 and thereafter	—

Total	$365,779

Rent expense for the Company’s operating lease for its facility for the years ended September 30, 2011 and 2010 totaled approximately $288,000 and $293,000, respectively.

7.	RELATED PARTIES

John H. Harland Company (“JHH Co.”) made investments in the Company in February and May 2005. JHH Co. acquired a total of 2,142,856 shares of the Company’s unregistered common stock for an aggregate purchase price of $1,500,000, or $0.70 per share. As part of the acquisition of shares, JHH Co. received warrants to purchase 321,428 additional shares of common stock at $0.70 per share. This transaction resulted in JHH Co. and its subsidiary, Harland Financial Solutions (collectively “John Harland”), being considered related parties of the Company due to the amount of the Company’s common stock beneficially owned by John Harland. John Harland has not been involved in the management decisions of the Company and does not participate in any board meetings, unless invited.

On May 16, 2011, John Harland sold its 2,142,856 shares of the Company’s common stock. As a result of the disposition, John Harland ceased to be beneficial owner of more than five percent of the Company’s common stock and thus, is no longer considered a related party. On June 3, 2011, John Harland exercised warrants to purchase 321,428 shares of the Company’s common stock, which it subsequently sold on June 10, 2011.

The Company recognized revenues for software maintenance from John Harland of approximately $58,000 and $59,000 for the fiscal years ended September 30, 2011 and 2010, respectively. There was an outstanding accounts receivable balance due from John Harland of approximately $4,000 at both September 30, 2011 and 2010.

8.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

Revenue from customers of which revenues were in excess of 10% of total revenue were approximately $3,385,000 and $1,678,000, respectively, and totaled approximately 33% of total revenue for each of the fiscal years ended September 30, 2011 and 2010. The corresponding accounts receivable balances were approximately $840,000 and $580,000 at September 30, 2011 and 2010, respectively.

The Company’s revenue is derived primarily from the sale by the Company to channel partners, including systems integrators and resellers, and end-users of licenses to sell products covered by the Company’s patented technologies. These contractual arrangements do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products. In most cases, the channel partners purchase the license from the Company after they receive an order from an end-user. The channel partners receive orders from various individual end-users, so the sale of a license to a channel partner may represent sales to multiple end-users. End-users can purchase the Company’s products through more than one channel partner.

For the fiscal year ended September 30, 2011, the Company recorded 11% of its revenues from a direct customer and 22% from a channel partner. For the fiscal year ended September 30, 2010, the Company recorded 12%, 11% and 10% of its revenues from three different channel partners. Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During most quarterly periods in fiscal year 2011 and 2010, sales of licenses to one or two channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any one channel partner. The Company believes that it is not dependent on any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations.

International sales accounted for approximately 12% and 10% of the Company’s total revenue for the fiscal years ended September 30, 2011 and 2010, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. The Company had purchases from one vendor that comprised approximately 13% and 14% of total purchases for the years ended September 30, 2011 and 2010, respectively. The Company is under no obligation to purchase from any one vendor. The Company has entered into contractual relationships with some of its vendors; however, these agreements do not contain binding obligations on either party and either party may terminate the agreement at any time. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.