Form 10-Q
period 2011-12-31
MITEK SYSTEMS INC
filed 2012-02-10
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

(858) 309-1700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 24,681,562 shares of the registrant’s common stock outstanding as of February 8, 2012.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2011

INDEX

PART I. FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONDENSED BALANCE SHEETS

	December 31, 2011 (Unaudited)	September 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$6,711,466	$5,655,716
Short-term investments	10,829,067	10,187,638
Accounts receivable, net	3,065,453	2,956,295
Other current assets	295,719	317,382

Total current assets	20,901,705	19,117,031

Long-term investments	—	417,230
Property and equipment, net	309,503	196,519
Other non-current assets	88,698	120,903

Total assets	$21,299,906	$19,851,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$542,222	$358,907
Accrued payroll and related taxes	644,878	496,009
Deferred revenue	1,232,694	873,230
Other current liabilities	35,990	45,185

Total current liabilities	2,455,784	1,773,331

Other non-current liabilities	94,798	23,061

Total liabilities	2,550,582	1,796,392

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 24,542,255 and 24,144,366 issued and outstanding, respectively	24,542	24,144
Additional paid-in capital	34,322,826	33,660,397
Accumulated other comprehensive loss	(4,924)	(9,855)
Accumulated deficit	(15,593,120)	(15,619,395)

Total stockholders’ equity	18,749,324	18,055,291

Total liabilities and stockholders’ equity	$21,299,906	$19,851,683

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2011	2010

Revenue
Software	$2,892,026	$940,688
Maintenance and professional services	627,458	462,874

Total revenue	3,519,484	1,403,562

Operating costs and expenses
Cost of revenue-software	147,660	92,390
Cost of revenue-maintenance and professional services	154,609	115,309
Selling and marketing	850,928	399,312
Research and development	1,179,106	589,337
General and administrative	1,163,228	623,244

Total operating costs and expenses	3,495,531	1,819,592

Operating income (loss)	23,953	(416,030)
Other income (expense), net
Interest and other expense, net	(67,065)	(384,247)
Interest income	74,024	1,242

Total other income (expense), net	6,959	(383,005)

Income (loss) before income taxes	30,912	(799,035)
Provision for income taxes	(4,637)	(1,692)

Net income (loss)	$26,275	$(800,727)

Net income (loss) per share - basic	$0.00	$(0.04)

Net income (loss) per share - diluted	$0.00	$(0.04)

Shares used in calculating basic net income (loss) per share	24,390,215	18,845,990

Shares used in calculating diluted net income (loss) per share	27,817,545	18,845,990

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2011	2010
Operating activities:
Net income (loss)	$26,275	$(800,727)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	501,697	234,043
Depreciation and amortization	59,997	40,306
Provision for bad debts	4,206	—
Non-cash interest expense on convertible debt	—	384,124
Amortization of capitalized debt issuance costs	—	53,945
Changes in assets and liabilities:
Accounts receivable	(113,364)	(410,983)
Other assets	19,579	2,073
Accounts payable	183,315	32,774
Accrued payroll and related taxes	148,869	134,308
Deferred revenue	359,464	347,973
Other liabilities	(29,410)	(17,104)

Net cash provided by operating activities	1,160,628	732

Investing activities:
Purchases of investments	(219,268)	—
Purchases of property and equipment	(43,304)	(3,446)

Net cash used in investing activities	(262,572)	(3,446)

Financing activities:
Proceeds from the issuance of common stock	—	750,000
Proceeds from exercise of stock options	161,130	89,153
Principal payments on capital lease obligations	(3,436)	—

Net cash provided by financing activities	157,694	839,153

Net increase in cash and cash equivalents	1,055,750	836,439

Cash and cash equivalents at beginning of period	5,655,716	1,305,049

Cash and cash equivalents at end of period	$6,711,466	$2,141,488

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,122	$75

Cash paid for income taxes	$800	$1,692

Supplemental disclosures of non-cash investing and financing activities:
Capital lease obligations	$95,388	$—

Unrealized holding gain on available for sale investments	$4,931	$—

Cashless exercise of options and warrants	$82	$263

Conversion of debt to common stock	$—	$1,063,926

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is primarily engaged in the development, sale, and service of its proprietary software solutions related to its mobile imaging solutions and intelligent character recognition software. The Company’s technology is currently used by financial institutions to process checks and is used in other markets for specialized applications.

The Company’s new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones and tablets. The Company has developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. Other mobile applications developed and deployed include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer ™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphone or tablet, Mobile Receipt™, a receipt archival and expense report application, Mobile Phax®, a mobile document faxing application using the Company’s proprietary technology, and Mobile Imaging Cloud™, a mobile imaging platform that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile applications.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company as of December 31, 2011 have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The financial statements do, however, reflect all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary for a fair statement of the results of the interim periods presented. You should read these condensed financial statements in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2011 (the “Form 10-K”).

Results for the three months ended December 31, 2011 are not necessarily indicative of results which may be reported for any other interim period or for the year as a whole.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss for such periods and do not have a material impact on the presentation of the overall financial statements.

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

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive common shares outstanding during the period, such as convertible debt, options, warrants and restricted stock units, if dilutive. At December 31, 2011 and 2010, there were outstanding stock options to acquire 246,500 and 4,801,211 shares of the Company’s common stock, respectively, which were excluded from this calculation as they would have been anti-dilutive. At December 31, 2011, there were no outstanding warrants or restricted stock units that were excluded from this calculation. Outstanding warrants to acquire 695,283 shares of the Company’s common stock at December 31, 2010 were excluded from this calculation as they would reduce net loss per share. There were no restricted stock units outstanding in the three months ended December 31, 2010.

The computation of basic and diluted net income (loss) per share is as follows:

	Three months ended December 31,
	2011	2010
Net income (loss)	$26,275	$(800,727)

Weighted-average common shares outstanding - basic	24,390,215	18,845,990

Effect of dilutive stock securities:
Stock award common shares equivalents	3,187,944	—
Warrants	101,739	—
Restricted stock	137,647	—

Weighted-average common shares and share equivalents outstanding - diluted	27,817,545	18,845,990

Net income (loss) per share - basic	$0.00	$(0.04)

Net income (loss) per share - diluted	$0.00	$(0.04)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and vendor specific objective evidence (“VSOE”) about the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered and accepted by the customer. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $25,550 and $21,344 as of December 31, 2011 and September 30, 2011, respectively.

Capitalized Software Development Costs

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter it is identified. Determining net realizable value, as defined by FASB ASC Topic 985-20, Accounting for the Costs of Software to Be Sold, Leased or Otherwise Marketed (“ASC 985-20”), requires making estimates and judgments in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from those estimates. Also, any future changes to the Company’s product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs. The Company completed its first production general release of ImageNet® Mobile Deposit in October 2008, and entered into an agreement with a major financial institution in November 2008 to conduct a performance evaluation of the product. In accordance with ASC 985-20, the Company ceased capitalizing software development costs related to this product on the date that it completed its first production general release.

In June 2009, the Company began to recognize revenue from the sale of ImageNet® Mobile Deposit, at which time it started amortizing the capitalized software development costs associated with the product in accordance with ASC 985-20. Under ASC 985-20, the annual amortization shall be the greater of the amount computed using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (ii) the straight-line method over the remaining estimated economic life of the product, including the period on which the Company is reporting. The Company determined it was appropriate to amortize the related capitalized software development costs using the straight-line method over the remaining economic life of the product, estimated to be three years. The Company recorded amortization of software development costs of approximately $34,289 for each of the three months ended December 31, 2011 and 2010. The Company records amortization of software development costs as “Cost of revenue-software” in the statements of operations.

Fair Value of Equity Instruments

The valuation of certain items, including the valuation of warrants, the beneficial conversion feature related to convertible debt and the compensation expense related to stock options granted, involve significant estimates based on underlying assumptions made by management. The valuation of warrants and stock options is based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company maintains a valuation allowance against the deferred tax assets due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses or if it is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive income (loss):

	Three months ended December 31,
	2011	2010
Net income (loss)	$26,275	$(800,727)
Other comprehensive income (loss):
Change in unrealized gains/losses on marketable securities	4,931	—

Total comprehensive income (loss)	$31,206	$(800,727)

The Company has disclosed accumulated other comprehensive loss as a component of stockholders’ equity. Accumulated other comprehensive loss on the balance sheet at December 31, 2011 includes net unrealized losses on the Company’s available-for-sale securities totaling $4,924. At December 31, 2010, there was no difference between net loss and comprehensive loss and, accordingly, no amounts have been reflected in the accompanying financial statements.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities is not permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income in either a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company does not believe that the adoption of this guidance will have a material impact on its financial statements.

2.	INVESTMENTS

The following table summarizes investments by security type:

	As of December 31, 2011
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$10,833,991	$1,217	$(6,141)	$10,829,067

Total	$10,833,991	$1,217	$(6,141)	$10,829,067

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. There were no realized gains or losses on the Company’s investments in the three months ended December 31, 2011. As of December 31, 2010, the Company did not hold any investments.

The Company determines the appropriate designation of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s investments were designated as available-for-sale debt securities in the three months ended December 31, 2011. As of December 31, 2011, the Company’s short-term investments have original maturity dates of greater than 90 days and less than one year. Any long-term investments have original maturity dates of greater than one year. The Company did not hold any long-term investments as of December 31, 2011.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost as of each balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three months ended December 31, 2011.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

The carrying amount of cash equivalents, investments, accounts receivable, accounts payable and other current and non-current liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

The following table represents the fair value hierarchy for the Company’s short-term investments measured at fair value on a recurring basis as of December 31, 2011:

	Level 1	Level 2	Level 3	Total

Short-term investments:
Corporate debt securities	$—	$10,829,067	$—	$10,829,067

Total	$—	$10,829,067	$—	$10,829,067

3.	DEBT

Convertible Debt

In December 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1,000,000, the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share. Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75. The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

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

Of the gross proceeds, approximately $786,000 was allocated to the debentures and approximately $226,000 to the warrants. The value of the warrants was estimated using a Black-Scholes option valuation model. The amount allocated to the warrants was recorded as a discount on the debentures and was being amortized to interest expense over the term of the debentures. In addition, based on the conversion price of $0.75 and the relative value of the debentures, a beneficial conversion feature of approximately $402,000 was recorded as an additional discount on the debentures and was being amortized to interest expense in the accompanying statements of operations over the term of the debentures.

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option valuation model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5
Stock price volatility	207%
Expected dividend yield	0%

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, with which the Company was in compliance as of December 31, 2011. The Company had no amounts outstanding under this credit facility as of December 31, 2011.

4.	STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards, which was allocated as follows:

	Three months ended December 31,
	2011	2010
Sales and marketing	$69,563	$51,640
Research and development	107,219	44,275
General and administrative	324,915	138,128

Stock-based compensation expense included in operating expenses	$501,697	$234,043

The fair value calculations for stock-based compensation awards were based on the following assumptions:

	Three months ended December 31,
	2011	2010

Risk-free interest rate	0.35% - 1.06%	0.26% - 1.18%
Expected life (years)	4.14	5.71
Expected volatility	90%	194%
Expected dividends	None	None

The expected life of options granted is derived using assumed exercise rates based on historical exercise patterns and vesting terms and represents the period of time that options granted are expected to be outstanding. Expected stock price volatility is based upon implied volatility and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, the Company concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility.

As of December 31, 2011, approximately $5,385,215 of total unrecognized compensation expense related to stock options and restricted stock unit awards issued to date is expected to be recognized over a weighted-average period of approximately 3.6 years.

The per share weighted-average fair value of options granted during the three months ended December 31, 2011 was $6.33.

Common Stock

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of outstanding convertible debentures as discussed in greater detail in Note 3 to the financial statements included in this Form 10-Q.

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

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the three months ended December 31, 2011:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2011	4,553,904	$1.34	6.15
Granted	215,000	$9.87
Exercised	(380,088)	$0.55
Cancelled	—	—

Outstanding, December 31, 2011	4,388,816	$1.82	6.27

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2011:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options

$0.07 - $ 0.09	509,820	5.78	$0.09	476,771	$0.09	33,049
$0.35 - $ 0.70	689,728	5.25	$0.39	680,972	$0.39	8,756
$0.72 - $ 0.80	973,474	6.62	$0.79	683,129	$0.79	290,345
$0.82 - $ 1.95	1,071,982	4.22	$1.19	893,622	$1.15	178,360
$2.32 - $12.37	1,143,812	8.74	$4.94	233,238	$4.14	910,574

	4,388,816	6.27	$1.82	2,967,732	$0.96	1,421,084

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2011 was $3,524,675. As of December 31, 2011, there were 2,967,732 options exercisable with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 5.05 years, $0.96 and $18,713,807, respectively. As of December 31, 2011, there were 4,388,816 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.27 years, $1.82 and $24,536,136, respectively.

Restricted Stock Units

In January 2011, the Company’s board of directors adopted, subject to stockholder approval, the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock for the issuance of restricted stock units to both employee and non-employee members of the Company’s board of directors. On February 23, 2011, the Director Plan was approved by the Company’s stockholders at its annual meeting.

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to certain of its directors at a fair value of $5.12 per share. The restricted stock units vest monthly over five years. To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company’s common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control, (ii) a director’s separation from service or (iii) the fifth anniversary of the award date. A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any) until such time the awards are settled in shares of the Company’s common stock.

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. In the three months ended December 31, 2011, the Company recognized approximately $77,000 in stock-based compensation expense related to the outstanding restricted stock units. There was no such expense recognized in the three months ended December 31, 2010. As of December 31, 2011, the Company had approximately $1,280,000 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 4.2 years. There were 700,000 shares available for grant under the Director Plan as of December 31, 2011.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors.

In connection with the issuance of shares of common stock to John H. Harland Company (“JHH Co.”) in February and May of 2005, the Company issued warrants to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like. In June 2011, JHH Co. exercised the warrants, which were due to expire between February and May of 2012. The warrants were exercised under the cashless exercise method, resulting in the issuance of 288,582 shares of the Company’s common stock to the warrant holder and the cancellation of the remaining 32,846 shares in consideration of the issuance.

In connection with the issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share, of which warrants to purchase 231,979 shares of the Company’s common stock have been exercised and warrants to purchase 105,522 shares of the Company’s common stock remain outstanding as of December 31, 2011, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014 and are discussed in greater detail in Note 3 to the financial statements included in this Form 10-Q.

The following table summarizes warrant activity in the three months ended December 31, 2011:

	Number of warrants	Weighted-average exercise price
Outstanding and exercisable at September 30, 2011	132,189	$0.91
Issued	—
Exercised	(26,667)	$0.91
Expired	—

Outstanding and exercisable at December 31, 2011	105,522	$0.91

5.	INCOME TAXES

At December 31, 2011, the Company had net deferred tax assets of approximately $5,860,000. The deferred tax assets are primarily comprised of federal and state net operating loss carryforwards (approximately 83% of the net deferred tax assets at December 31, 2011). Such carryforwards began to expire in the fiscal year ended September 30, 2011. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

The Company has determined that California state net operating loss carryforwards are suspended for the 2011 tax year. Any operating loss carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. There can be no assurance that the Company will ever realize the benefit of any or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards. Based on the 100% valuation allowance on the net deferred tax assets, the Company does not anticipate that future changes in the Company’s unrecognized tax benefits will impact its effective tax rate.

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the statements of operations for the three months ended December 31, 2011.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

In the ordinary course of business, the Company is at times subject to various legal proceedings. Management is not aware of any legal proceedings or claims that it believes may have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, operating results, cash flows or liquidity.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. The term of the lease on this facility commenced in December 2005 and expires in December 2012. In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009. The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010. In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option. In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by 1,722 square feet from 15,927 square feet to 14,205 square feet, which reduced the Company’s basic rent proportionately starting in December 2009. The base monthly rent for the facility in fiscal 2012 under this lease is approximately $26,000. The base monthly rent increases every twelve months by approximately 3%.

Capital Lease

During the three months ended December 31, 2011, the Company purchased equipment under a capital lease totaling $95,388. The Company did not purchase equipment under capital leases during the three months ended December 31, 2010. At December 31, 2011, assets held under capital leases had a net book value of $92,209, net of accumulated amortization of $3,179.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

Revenue from customers that generated revenues in excess of 10% of the Company’s total revenue was approximately $2,455,000 and $778,000 and totaled approximately 70% and 55% of total revenue for the three months ended December 31, 2011 and 2010, respectively. The corresponding accounts receivable balances were approximately $1,827,000 and $759,000 at December 31, 2011 and 2010, respectively.

The Company’s revenue is derived primarily from the sale by the Company to channel partners, including systems integrators and resellers, and end-users of licenses to sell products covered by the Company’s patented technologies. These contractual arrangements do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products. In most cases, the channel partners purchase the license from the Company after they receive an order from an end-user. The channel partners receive orders from various individual end-users; therefore, the sale of a license to a channel partner may represent sales to multiple end-users. End-users can purchase the Company’s products through more than one channel partner.

For the three months ended December 31, 2011, the Company recorded 26% of its revenues from a direct customer and 16%, 15% and 13% of its revenues from three different channel partners. For the three months ended December 31, 2010, the Company recorded 39% and 16% of its revenues from two different channel partners. Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last several quarters, sales of licenses to one or more channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations.

International sales accounted for approximately 2% and 49% of the Company’s total revenue for the three months ended December 31, 2011 and 2010, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. The Company made purchases from one vendor that comprised approximately 10% and 15% of the Company’s total purchases for the three months ended December 31, 2011 and 2010, respectively. The Company is under no obligation to purchase from any one vendor. The Company has entered into contractual relationships with some of its vendors; however, these agreements do not contain binding obligations on either party and either party may terminate the agreement at any time. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which the Company may purchase necessary integrated software components.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other SEC filings, including the Form 10-K. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile imaging solutions and intelligent character recognition software.

We have historically provided financial institutions with advanced imaging and analytics software to authenticate and extract data from imaged checks and other documents. Currently, we are applying our patented technology in image correction and intelligent data extraction to enter the market for mobile financial and business applications. Our technology for extracting data from any photo taken using camera-equipped smartphones and tablets enables the development of consumer friendly applications that use the camera as a keyboard to enter data and complete transactions. Users take a picture of the document and our products do the rest—correcting image distortion, extracting relevant data, routing images to their desired location and processing transactions through users’ financial institutions.

Our Mobile Deposit® product is a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2011, 250 financial institutions, including 8 of the top 10 banks, have signed agreements to deploy Mobile Deposit®. Other mobile applications we offer include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their smartphone or tablet, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement, Mobile Imaging Cloud™, our mobile imaging platform that allows users to capture, extract and route information contained in documents and can be used to create camera-based mobile solutions, Mobile Receipt®, a receipt archival and expense report application, and Mobile Phax®, a mobile document faxing application using our proprietary technology. Our mobile applications support all major smartphone operating systems, including the iPhone®, Android® and Blackberry®.

We market and sell our mobile solutions through channel partners or directly to enterprise customers and end-users who typically purchase term licenses based on the number of transactions or subscribers that use our mobile applications. Our mobile solutions are often embedded in other mobile banking or enterprise applications developed by banks or their partners and marketed under their own proprietary brands. During the past year, we began developing new solutions for the insurance market and leveraged our platform to create custom mobile imaging solutions. All of our mobile imaging solutions use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones or tablets.

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® application, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced retail customer experience in mobile banking.

To sustain our growth in 2012 and beyond, we must continue to offer mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers and require significant investments. For example, as of December 31, 2011, we executed agreements indirectly through channel partners or directly with customers covering 250 Mobile Deposit® customers, 56 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® application, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of licenses to use the products covered by our patented technologies is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During the last few quarters, sales of licenses to one or two channel partners has comprised a significant part of our revenue each quarter. This is attributable to the timing of when a particular channel partner renews or purchases a license from us and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost. However, in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

We have numerous competitors in the mobile payments industry, many of which have greater financial, technical, marketing and other resources than we do. However, we believe our patented imaging and analytics technology, our growing portfolio of products for the financial services industry and our position as a pure play mobile-payments company provides us with a competitive advantage. To remain competitive, we must be able to continue to offer products that are attractive to the ultimate end-user and that are secure, accurate and convenient. We intend to continue to further strengthen our portfolio of products through research and development to help us remain competitive. We may have difficulty meeting changing market conditions and developing enhancements to our software applications on a timely basis in order to maintain our competitive advantage. Our continued growth will ultimately depend upon our ability to develop additional applications and attract strategic alliances to sell such technologies.

Results of Operations

Comparison of the Three Months Ended December 31, 2011 and 2010

Revenue

Total revenue increased $2,115,922, or 151%, to $3,519,484 for the three months ended December 31, 2011 compared to $1,403,562 for the three months ended December 31, 2010. The increase is primarily due to an increase in sales of software licenses of

$1,951,338, or 207%, to $2,892,026 for the three months ended December 31, 2011 compared to $940,688 for the three months ended December 31, 2010. The increase in software license sales was driven primarily by an increase in sales of our Mobile Deposit® product. Sales of maintenance and professional services increased $164,584, or 36%, to $627,458 for the three months ended December 31, 2011 compared to $462,874 for the three months ended December 31, 2010 primarily due to an increase in maintenance contracts and the timing of the maintenance renewals.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue increased $94,570, or 46%, to $302,269 for the three months ended December 31, 2011 compared to $207,699 for the three months ended December 31, 2010. The increase is primarily due to an increase in sales of products containing third-party software on which we pay royalties. As a percentage of revenue, cost of revenue decreased to 9% for the three months ended December 31, 2011 compared to 15% for the three months ended December 31, 2010 primarily due to a larger mix of higher margin mobile products.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $451,616, or 113%, to $850,928 for the three months ended December 31, 2011 compared to $399,312 for the three months ended December 31, 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $276,000 related to an increase in headcount associated with the growth of our business, as well as higher marketing program expenses totaling approximately $116,000. As a percentage of revenue, selling and marketing expenses decreased to 24% for the three months ended December 31, 2011 compared to 28% for the three months ended December 31, 2010.

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

Research and development expenses increased $589,769, or 100%, to $1,179,106 for the three months ended December 31, 2011 compared to $589,337 for the three months ended December 31, 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $439,000 related to an increase in headcount associated with the growth of our business. As a percentage of revenue, research and development expenses decreased to 34% for the three months ended December 31, 2011 compared to 42% for the three months ended December 31, 2010.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $539,984 or 87%, to $1,163,228 for the three months ended December 31, 2011 compared to $623,244 for the three months ended December 31, 2010. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $268,000 related to an increase in headcount associated with the growth of our business, as well as higher legal fees totaling approximately $196,000. As a percentage of revenue, general and administrative expenses decreased to 33% for the three months ended December 31, 2011 compared to 44% for the three months ended December 31, 2010.

Other Income (Expense), Net

Interest and other expense, net, decreased $317,182, or 83%, to $67,065 for the three months ended December 31, 2011 compared to $384,247 for the three months ended December 31, 2010. For the three months ended December 31, 2010, we had other expenses associated with the accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of the conversion of the debentures in December 2010, which expenses were not present in the three months ended December 31, 2011. Interest income was $74,024 for the three months ended December 31, 2011 compared to $1,242 for the three months ended December 31, 2010. Interest income increased due to higher cash balances and related investment returns for the three months ended December 31, 2011.

Liquidity and Capital Resources

On December 31, 2011, we had $17,540,533 in cash and cash equivalents and short-term and long-term investments compared to $16,260,584 on September 30, 2011, an increase of $1,279,949. The increase in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash provided by operating activities.

Net cash provided by operating activities

Net cash provided by operating activities during the three months ended December 31, 2011 was $1,160,628. Cash provided by operating activities increased due to net income totaling $26,275 for the three months ended December 31, 2011 as well as non-cash adjustments to operating activities for stock-based compensation expense and depreciation and amortization totaling $501,697 and $59,997, respectively. Cash provided by operating activities also increased due to an increase of $359,464 in deferred revenue, an increase of $183,315 in accounts payable and an increase of $148,869 in accrued payroll and related taxes, all associated with the growth of our business. These changes in cash provided by operating activities were partially offset by an increase in accounts receivable of $113,364 associated with increased sales and the timing of customer billings and receipt of payments.

Net cash used in investing activities

Net cash used in investing activities was $262,572 during the three months ended December 31, 2011, which consisted of $219,268 related to the purchase of investments and $43,304 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $157,694 during the three months ended December 31, 2011, which included net proceeds of $161,130 from the exercise of stock options partially offset by principal payments on capital lease obligations of $3,436.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of December 31, 2011. We had no amounts outstanding under this credit facility as of December 31, 2011.

Other Liquidity Matters

On December 31, 2011, we had investments of $10,829,067, designated as available-for-sale marketable securities which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At December 31, 2011, all of our available-for-sale securities were classified as current. At September 30, 2011, we had $10,187,638 of our available-for-sale securities classified as current and $417,230 classified as long-term.

We had working capital of $18,445,921 at December 31, 2011, compared to $17,343,700 at September 30, 2011.

Based on our current operating plan, we believe the current cash and cash equivalents, short-term investments, and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, allowance for accounts receivable, investments, fair value of equity instruments, accounting for income taxes and capitalized software development costs.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end-users that may include licensing of our software products, product support and maintenance services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 to our financial statements included in this Form 10-Q.

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

Investments

We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the three months ended December 30, 2011 and 2010, respectively.

Amortization of capitalized software development costs begins when product sales commence. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, as defined by Section 10(f)(1) of Regulation S-K, we are not required to provide the information set forth in this Item.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not aware of any legal proceedings or claims that we believe may have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flow or liquidity.

ITEM 1A.	RISK FACTORS.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of the Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(4)

10.2	Executive Severance and Change in Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(4)

10.3	Stock Option Agreement, dated May 19, 2003, by and between James B. DeBello and Mitek Systems, Inc., as amended on December 15, 2011.	(5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2011, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to the Condensed Financial Statements.	*

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 15, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2012	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)