Form 10-Q
period 2012-03-31
MITEK SYSTEMS INC
filed 2012-05-15
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

There were 25,552,827 shares of the registrant’s common stock outstanding as of May 11, 2012.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2012

INDEX

PART I. FINANCIAL INFORMATION

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC

CONDENSED BALANCE SHEETS

	March 31, 2012 (Unaudited)	September 30, 2011

ASSETS
Current assets:
Cash and cash equivalents	$6,221,904	$5,655,716
Short-term investments	10,395,561	10,187,638
Accounts receivable, net	1,450,574	2,956,295
Other current assets	599,695	317,382

Total current assets	18,667,734	19,117,031

Long-term investments	818,777	417,230
Property and equipment, net	324,416	196,519
Other non-current assets	54,409	120,903

Total assets	$19,865,336	$19,851,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$761,056	$358,907
Accrued payroll and related taxes	508,589	496,009
Deferred revenue	1,546,749	873,230
Other current liabilities	37,666	45,185

Total current liabilities	2,854,060	1,773,331

Other non-current liabilities	72,217	23,061

Total liabilities	2,926,277	1,796,392

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 25,512,030 and 24,144,366 issued and outstanding, respectively	25,512	24,144
Additional paid-in capital	35,353,830	33,660,397
Accumulated other comprehensive income (loss)	194	(9,855)
Accumulated deficit	(18,440,477)	(15,619,395)

Total stockholders’ equity	16,939,059	18,055,291

Total liabilities and stockholders’ equity	$19,865,336	$19,851,683

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue
Software	$505,448	$2,338,179	$3,397,474	$3,278,867
Maintenance and professional services	686,289	530,178	1,313,747	993,052

Total revenue	1,191,737	2,868,357	4,711,221	4,271,919

Operating costs and expenses
Cost of revenue-software	109,528	113,856	257,187	206,246
Cost of revenue-maintenance and professional services	200,209	142,218	354,818	257,527
Selling and marketing	712,037	564,896	1,562,966	964,208
Research and development	1,730,679	642,982	2,909,785	1,232,319
General and administrative	1,299,953	834,193	2,463,182	1,457,437

Total costs and expenses	4,052,406	2,298,145	7,547,938	4,117,737

Operating income (loss)	(2,860,669)	570,212	(2,836,717)	154,182
Other income (expense), net
Interest and other expense, net	(62,638)	(169)	(129,703)	(384,417)
Interest income	72,114	696	146,138	1,939

Total other income (expense), net	9,476	527	16,435	(382,478)

Income (loss) before income taxes	(2,851,193)	570,739	(2,820,282)	(228,296)
Benefit (provision) for income taxes	3,837	(800)	(800)	(2,492)

Net income (loss)	$(2,847,356)	$569,939	$(2,821,082)	$(230,788)

Net income (loss) per share - basic	$(0.11)	$0.03	$(0.11)	$(0.01)

Net income (loss) per share - diluted	$(0.11)	$0.02	$(0.11)	$(0.01)

Shares used in calculating basic net income (loss) per share	25,013,284	20,542,502	24,700,047	19,684,925

Shares used in calculating diluted net income (loss) per share	25,013,284	23,241,963	24,700,047	19,684,925

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(2,821,082)	$(230,788)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,152,884	529,584
Accretion and amortization on debt securities	124,440	—
Depreciation and amortization	123,117	82,841
Provision for bad debt	6,184	—
Non-cash inerest expense on convertible debt	—	384,124
Amortization of capitalized debt issuance costs	—	53,945
Changes in assets and liabilities:
Accounts receivable	1,499,537	(1,780,285)
Other assets	(284,398)	(175,751)
Accounts payable	402,149	287,241
Accrued payroll and related taxes	12,580	149,955
Deferred revenue	673,519	732,744
Other liabilities	(46,577)	71,123

Net cash provided by operating activities	842,353	104,733

Investing Activities
Purchases of investments	(8,158,866)	—
Sales and maturities of investments	7,435,005	—
Purchases of property and equipment	(87,047)	(90,552)

Net cash used in investing activities	(810,908)	(90,552)

Financing Activities
Proceeds from the issuance of common stock	—	750,000
Proceeds from exercise of stock options	541,917	130,082
Proceeds from line of credit	—	105,000
Principal payments on capital lease obligations	(7,174)	—

Net cash provided by financing activities	534,743	985,082

Net Increase in Cash and Cash Equivalents	566,188	999,263

Cash and Cash Equivalents at Beginning of Period	5,655,716	1,305,049

Cash and Cash Equivalents at End of Period	$6,221,904	$2,304,312

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,122	$250

Cash paid for income taxes	$800	$2,492

Non-Cash Financing and Investing Activities
Capital lease obligations	$95,388	$—

Unrealized holding gain on available for sale investments	$10,049	$—

Cashless exercise of option and warrants	$357	$479

Conversion of debt to common stock	$—	$1,063,926

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

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

The Company’s new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones and tablets. The Company has developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet, Mobile Imaging Platform™, an application that allows users to capture, extract and route information contained in documents, including Mobile Photo Quoting™, an application that allows a user to request and receive an insurance quote using their camera-equipped smartphone, Mobile Receipt™, a receipt archival and expense report application and Mobile Phax®, a mobile document faxing application using the Company’s proprietary technology. Other mobile applications under development include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement and Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their camera-equipped smartphone or tablet.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company as of March 31, 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). We believe the footnotes and other disclosures made are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these condensed financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2011 (the “Form 10-K”).

Results for the three and six months ended March 31, 2012 are not necessarily indicative of results for any other interim period or for a full year.

Reclassifications

Certain prior period amounts in our previously issued condensed financial statements have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net income (loss) for such prior periods and do not have a material impact on the overall presentation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual future results could differ materially from those estimates.

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as convertible debt, options, warrants and restricted stock units, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same. As we reported a net loss for the three and six months ended March 31, 2012, 4,418,892 potentially dilutive securities outstanding were not included in the diluted net loss per share calculation because their inclusion would have been antidilutive. For the three and six months ended March 31, 2011, 145,000 and 5,612,661 potentially dilutive securities outstanding, respectively, were not included in the diluted net income (loss) per share calculation.

The computation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net income (loss)	$(2,847,356)	$569,939	$(2,821,082)	$(230,788)

Weighted-average common shares outstanding - basic	25,013,284	20,542,502	24,700,047	19,684,925

Effect of dilutive common share equivalents	—	2,699,461	—	—

Weighted-average common shares and share equivalents outstanding - diluted	25,013,284	23,241,963	24,700,047	19,684,925

Net income (loss) per share - basic	$(0.11)	$0.03	$(0.11)	$(0.01)

Net income (loss) per share - diluted	$(0.11)	$0.02	$(0.11)	$(0.01)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered to and accepted by the customer. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $27,528 and $21,344 as of March 31, 2012 and September 30, 2011, respectively.

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

In accordance ASC 985-20, the Company amortizes capitalized software development costs using the straight-line method over the remaining economic life of the product, estimated to be three years. The Company recorded amortization of software development costs of $34,289 in both the three months ended March 31, 2012 and 2011 and $68,579 in both the six months ended March 31, 2012 and 2011. The Company records amortization of software development costs as “Cost of revenue-software” in the statements of operations.

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive (loss) income:

	Three months ended March 31,		Six months ended March 31,
	2012	2011	2012	2011
Net (loss) income	$(2,847,356)	$569,939	$(2,821,082)	$(230,788)
Other comprehensive income:
Change in net unrealized gains/losses on marketable securities	5,118	—	10,049	—

Total comprehensive (loss) income	$(2,842,238)	$569,939	$(2,811,033)	$(230,788)

Accumulated other comprehensive income on the balance sheet at March 31, 2012 includes a net unrealized gain on the Company’s available-for-sale securities totaling $194, compared to a net unrealized loss of $9,855 at September 30, 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (ASC Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements (“ASU 2011-04”) in GAAP and International Financial Reporting Standards (“IFRS”). Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption by public entities was not permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which amended comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. Instead, entities must report comprehensive income either in a single continuous statement of comprehensive income, which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for public companies during interim and annual periods beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

2.	INVESTMENTS

The following table summarizes investments by security type:

	As of March 31, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$10,395,194	$2,884	$(2,517)	$10,395,561
Corporate debt securities, long-term	818,950	—	(173)	818,777

Total	$11,214,144	$2,884	$(2,690)	$11,214,338

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. Realized gains or losses on the Company’s investments were immaterial in the three and six months ended March 31, 2012. The Company did not hold any investments during the three and six months ended March 31, 2011.

The Company determines the appropriate designation of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s investments were designated as available-for-sale debt securities in the three and six months ended March 31, 2012. As of March 31, 2012, the Company’s short-term investments have original maturity dates of greater than 90 days and less than one year. The Company’s long-term investments as of March 31, 2012 have original maturity dates between twelve and eighteen months.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost as of each balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired debt security and whether it is more likely than not that the Company will be required to sell the debt security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the debt security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or debt securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2012.

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

The following table represents the fair value hierarchy for the Company’s investments, measured at fair value on a recurring basis as of March 31, 2012:

	Level 1	Level 2	Level 3	Total
Corporate debt securities, short-term	$—	$10,395,561	$—	$10,395,561
Corporate debt securities, long-term	—	818,777	—	818,777

Total	$—	$11,214,338	$—	$11,214,338

3.	DEBT

Convertible Debt

In December 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue in exchange for aggregate consideration of approximately $1,000,000, the following securities: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000 and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share. Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75. The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

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

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, with which the Company was in compliance as of March 31, 2012. The Company had no amounts outstanding under this credit facility as of March 31, 2012.

4.	STOCKHOLDERS’ EQUITY

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the board of directors. The total number of shares of the Company’s common stock reserved for issuance under the 2012 Plan is 2,000,000 shares, plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under certain of the Company’s prior equity plans as a result of forfeiture, cancellation or expiration of awards previously granted under such plans.

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. On February 22, 2012, the Company’s stockholders approved the 2012 Plan.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards, which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Sales and marketing	$111,178	$58,871	$180,741	$103,146
Research and development	176,607	68,134	283,826	119,774
General and administrative	363,402	168,536	688,317	306,664

Stock-based compensation expense included in operating expenses	$651,187	$295,541	$1,152,884	$529,584

The fair value calculations for stock-based compensation awards to employees for the six month periods ended March 31, 2012 and 2011 were based on the following assumptions:

	2012	2011
Risk-free interest rate	0.35 - 1.06%	0.26% - 2.26%
Expected life (years)	4.69	5.48
Expected volatility	90%	193%
Expected dividends	None	None

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

As of March 31, 2012, approximately $10,407,882 of total unrecognized compensation expense related to stock options and restricted stock unit awards issued to date is expected to be recognized over a weighted-average period of approximately 3.6 years.

The per share weighted-average fair value of options granted during the six months ended March 31, 2012 was $7.20.

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

Stock Options

The following table summarizes stock option activity under the Company’s equity plans for the six months ended March 31, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2011	4,553,904	$1.34	6.15
Granted	738,250	$10.71
Exercised	(1,363,367)	$0.92
Cancelled	(21,252)	$5.12

Outstanding, March 31, 2012	3,907,535	$3.23	6.83

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2012:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.00 to $ 0.70	692,582	6.19	$0.25	686,742	$0.25	5,840
$0.79 to $ 0.82	896,318	6.18	$0.80	640,993	$0.80	255,325
$1.06 to $ 2.32	760,000	3.23	$1.23	634,992	$1.17	125,008
$2.60 to $ 5.90	723,885	8.65	$2.89	174,041	$2.66	549,844
$6.39 to $ 12.37	834,750	9.74	$10.45	35,376	$10.02	799,374

	3,907,535	6.83	$3.23	2,172,144	$1.03	1,735,391

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2012 was $13,064,815. As of March 31, 2012, there were 3,907,535 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.83 years, $3.23 and $32,597,442, respectively. As of March 31, 2012, there were 2,172,144 options exercisable with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 5.06 years, $1.03 and $22,955,384, respectively.

Restricted Stock Units

In January 2011, the Company’s board of directors adopted, subject to stockholder approval, the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock for the issuance of restricted stock units to both employee and non-employee members of the Company’s board of directors. On February 23, 2011, the Director Plan was approved by the Company’s stockholders.

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to certain of its directors at a fair value of $5.12 per share. The restricted stock units vest in equal monthly installments over five years. To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company’s common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control, (ii) a director’s separation from service or (iii) the fifth anniversary of the award date. A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any) until such time the awards are settled in shares of the Company’s common stock. There were 700,000 shares available for grant under the Director Plan as of March 31, 2012.

On February 22, 2012, the Company awarded an aggregate of 155,835 restricted stock units under the 2012 Plan to certain of its employees at a fair value of $11.05 per share. The restricted stock units vest in equal annual installments over four years.

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized approximately $137,854 and $214,715 in stock-based compensation expense related to the outstanding restricted stock units in the three and six months ended March 31, 2012, respectively. In the three and six months ended March 31, 2011, the Company recognized $25,620 in stock-based compensation expense related to outstanding restricted stock units. As of March 31, 2012, the Company had approximately $2,863,918 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 4.0 years.

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

In connection with the issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share, of which warrants to purchase 281,979 shares of the Company’s common stock have been exercised and warrants to purchase 55,522 shares of the Company’s common stock remain outstanding as of March 31, 2012, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014 and are discussed in greater detail in Note 3 to the financial statements included in this Form 10-Q.

The following table summarizes warrant activity in the six months ended March 31, 2012:

	Number of warrants	Weighted-average exercise price
Outstanding and exercisable at September 30, 2011	132,189	$0.91
Issued	—
Exercised	(76,667)	$0.91
Expired	—

Outstanding and exercisable at March 31, 2012	55,522	$0.91

5.	INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such carryforwards began to expire in the fiscal year ended September 30, 2011. The Company’s ability to use its net operating loss carryforwards may be substantially limited due to ownership change limitations that may occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state law provisions. These potential ownership changes may limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income. The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized. There can be no assurance that the Company will ever realize the benefit of any or all of the federal and state net operating loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the net operating loss or credit carryforwards. Any net operating loss or credit carryforwards that will expire prior to utilization or are determined to be limited due to Section 382 will be removed from deferred tax assets with a corresponding reduction to the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any expiration or limitation of net operating loss or credit carryforwards will have an impact on the results of operations or financial position of the Company.

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of March 31, 2012 or March 31, 2011, and has not recognized interest and/or penalties in the statements of operations for the six months ended March 31, 2012.

The Company is subject to taxation in the U.S. and in various state jurisdictions. Generally, all of the Company’s tax returns are subject to examination by U.S. federal tax and state tax authorities due to the Company’s net operating loss carryforwards.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against the Company seeking, among other things, a declaratory judgment that USAA does not infringe certain patents of the Company relating to Mobile Deposit and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to the Company and that the Company used such information in a patent application. USAA seeks damages and injunctive relief. The Company has moved to dismiss USAA’s complaint.

On April 12, 2012, the Company filed a lawsuit against USAA in the U.S. District Court for the District of Delaware. The Company alleges that USAA infringes five of the Company’s patents relating to image capture on mobile devices, that USAA breached the parties’ license agreement by using the Company’s products beyond the scope of the agreed-upon license terms and that USAA breached the parties’ license agreement by disclosing confidential pricing and other confidential information for a Company legacy product installation in the lawsuit USAA filed in Texas.

The Company believes that USAA’s claims are without merit and intends to vigorously defend against these claims and pursue its claims against USAA. Management of the Company does not believe that USAA’s claims or any other legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on the Company’s business, financial condition, operating results, cash flows or liquidity.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in an office building in San Diego, California that the Company leases under a non-cancelable operating lease. The lease costs are expensed on a straight-line basis over the lease term. The term of the lease on this facility commenced in December 2005 and expires in December 2012. In February 2009, the lease was amended to allow the Company to defer the payment of 50% of the basic rent due for the months of February through September 2009. The Company repaid the deferred rent with interest at an annual rate of 6% in equal monthly installments between October 2009 and March 2010. In addition, in connection with the February 2009 amendment, the Company waived its right to exercise an early termination option. In September 2009, the lease was further amended to reduce the amount of office space subject to the lease by 1,722 square feet from 15,927 square feet to 14,205 square feet, which reduced the Company’s basic rent proportionately starting in December 2009. In February 2012, the lease was further amended to increase the amount of office space subject to the lease by 9,807 square feet to 24,012 square feet, which increased the Company’s basic monthly rent proportionately starting in April 2012 to approximately $36,000.

Capital Lease

In October 2011, the Company purchased equipment under a capital lease totaling $95,388. At March 31, 2012, assets held under capital leases had a net book value of $87,439, net of accumulated amortization of $7,949. The Company did not purchase equipment under capital leases during the six months ended March 31, 2011.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

Revenue from customers that generated revenues in excess of 10% of the Company’s total revenue was approximately $302,000 and $1,430,000 and totaled approximately 25% and 50% of total revenue for the three months ended March 31, 2012 and 2011, respectively. For the six months ended March 31, 2012 and 2011, the Company recorded revenue from customers that generated revenues in excess of 10% of the Company’s total revenue of approximately $2,806,000 and $2,016,000 for a total of approximately 60% and 47% of total revenue, respectively. The corresponding accounts receivable balances were approximately $1,003,000 and $1,400,000 at March 31, 2012 and 2011, respectively.

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

For the six months ended March 31, 2012, the Company recorded 21% of its revenues from a direct customer and 16%, 13% and 10% of its revenues from three different channel partners. For the six months ended March 31, 2011, the Company recorded 34% and 14% of its revenues from two different channel partners. Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last several quarters, sales of licenses to one or more channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations.

International sales accounted for approximately 10% and 4% of the Company’s total revenue for the three and six months ended March 31, 2012, respectively. During the three and six months ended March 31, 2011, international sales accounted for approximately 3% and 18%, respectively, of the Company’s total revenue. The Company sells its products in U.S. currency only.

Vendor Concentration

        The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. For the three months ended March 31, 2011, the Company made purchases from one vendor that comprised approximately 11% of total purchases. The Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases for the six months ended March 31, 2011. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which the Company may purchase necessary integrated software components.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Form 10-Q, contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—”Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—”Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

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

We have developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet, Mobile Imaging Platform™, an application that allows users to capture, extract and route information contained in documents, including Mobile Photo Quoting™, an application that allows a user to request and receive an insurance quote using their camera-equipped smartphone, Mobile Receipt™, a receipt archival and expense report application and Mobile Phax®, a mobile document faxing application using our proprietary technology. As of March 31, 2012, 315 financial institutions, including 8 of the top 10 banks, have signed agreements to deploy Mobile Deposit®, 87 of whom have completed implementation of and launched Mobile Deposit® to their customers. As of May 11, 2012, the number of financial institutions that have signed agreements to deploy Mobile Deposit® increased to 333 and 109 of those have completed implementation of and launched the product. Other mobile applications under development include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement and Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their camera-equipped smartphone or tablet. Our mobile applications support all major smartphone operating systems, including the iPhone®, Android® and Blackberry®.

We market and sell our mobile solutions through channel partners or directly to enterprise customers and end-users that typically purchase term licenses based on the number of transactions or subscribers that use our mobile applications. Our mobile solutions are often embedded in other mobile banking or enterprise applications developed by banks or their partners and marketed under their own proprietary brands. During the past year, we began developing new solutions for the insurance market and leveraged our platform to create custom mobile imaging solutions. All of our mobile imaging solutions use our proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones or tablets.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers and require significant investments. For example, as of March 31, 2012, we executed agreements indirectly through channel partners or directly with customers covering 315 Mobile Deposit® customers, 87 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

During the last few quarters, sales of licenses to one or two channel partners have comprised a significant part of our revenue each quarter. This is attributable to the timing of when a particular channel partner renews or purchases a license from us and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost. However, in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and 2011

Revenue

Total revenue decreased $1,676,620, or 58%, to $1,191,737 for the three months ended March 31, 2012 compared to $2,868,357 for the three months ended March 31, 2011. The decrease is primarily due to a decrease in sales of software licenses of $1,832,731, or 78%, to $505,448 for the three months ended March 31, 2012 compared to $2,338,179 for the three months ended March 31, 2011. The decrease in software license sales was driven primarily by a decrease in sales of our Mobile Deposit® product. Sales of maintenance and professional services increased $156,111, or 29%, to $686,289 for the three months ended March 31, 2012 compared to $530,178 for the three months ended March 31, 2011 primarily due to an increase in maintenance contracts.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs related to software support and billable professional services engagements, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue increased $53,663, or 21%, to $309,737 for the three months ended March 31, 2012 compared to $256,074 for the three months ended March 31, 2011. The increase is primarily due to an increase in personnel costs related to software support due to additional headcount and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue increased to 26% for the three months ended March 31, 2012 compared to 9% for the three months ended March 31, 2011, primarily due to the decrease revenue.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $147,141, or 26%, to $712,037 for the three months ended March 31, 2012 compared to $564,896 for the three months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $85,000 related to an increase in headcount associated with the growth of our business, as well as higher travel and outside services expenses totaling approximately $45,000. As a percentage of revenue, selling and marketing expenses increased to 60% for the three months ended March 31, 2012 compared to 20% for the three months ended March 31, 2011.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, third-party consultant expenses and other headcount-related costs associated with software engineering, research and development and product development and support. These costs are incurred to develop new products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines, including development of new, more feature-rich versions of our existing product, as we determine the marketplace demands. We also employ research personnel, whose efforts are instrumental in ensuring product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses increased $1,087,697, or 169%, to $1,730,679 for the three months ended March 31, 2012 compared to $642,982 for the three months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $838,000 related to an increase in headcount associated with the growth of our business. As a percentage of revenue, research and development expenses increased to 145% for the three months ended March 31, 2012 compared to 22% for the three months ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $465,760, or 56%, to $1,299,953 for the three months ended March 31, 2012 compared to $834,193 for the three months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $381,000 related to an increase in headcount associated with the growth of our business. As a percentage of revenue, general and administrative expenses increased to 109% for the three months ended March 31, 2012 compared to 29% for the three months ended March 31, 2011.

Other Income (Expense), Net

Interest and other expense, net was $62,638 for the three months ended March 31, 2012 compared to $169 for the three months ended March 31, 2011, an increase of $62,469 primarily due to an increase in amortization expense related to investment returns. Interest income was $72,114 for the three months ended March 31, 2012 compared to $696 for the three months ended March 31, 2011, an increase of $71,418 due to higher cash balances and related investment returns for the three months ended March 31, 2012.

Comparison of the Six Months Ended March 31, 2012 and 2011

Revenue

Total revenue increased $439,302, or 10%, to $4,711,221 for the six months ended March 31, 2012 compared to $4,271,919 for the six months ended March 31, 2011. Sales of software licenses increased $118,607 or 4% to $3,397,474 in the current six-month period, compared to $3,278,867 in the same period of last fiscal year. Sales of maintenance and professional services increased $320,695, or 32%, to $1,313,747 for the six months ended March 31, 2012 compared to $993,052 for the six months ended March 31, 2011 primarily due to an increase in maintenance contracts and other professional services.

Cost of Revenue

Cost of revenue increased $148,232, or 32%, to $612,005 for the six months ended March 31, 2012 compared to $463,773 for the six months ended March 31, 2011. The increase is primarily due to an increase in personnel costs related to software support due to additional headcount and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue increased to 13% for the six months ended March 31, 2012 compared to 11% for the six months ended March 31, 2011 primarily due to a decrease in revenue in the three-month period ended March 31, 2012.

Selling and Marketing Expenses

Selling and marketing expenses increased $598,758, or 62%, to $1,562,966 for the six months ended March 31, 2012 compared to $964,208 for the six months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $357,000 related to an increase in headcount associated with the growth of our business, as well as higher marketing program expenses totaling approximately $118,000. As a percentage of revenue, selling and marketing expenses increased to 33% for the six months ended March 31, 2012 compared to 23% for the six months ended March 31, 2011.

Research and Development Expenses

Research and development expenses increased $1,677,466, or 136%, to $2,909,785 for the six months ended March 31, 2012 compared to $1,232,319 for the six months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $1,312,000 related to an increase in headcount associated with the growth of our business. As a percentage of revenue, research and development expenses increased to 62% for the six months ended March 31, 2012 compared to 29% for the six months ended March 31, 2011.

General and Administrative Expenses

General and administrative expenses increased $1,005,745, or 69%, to $2,463,182 for the six months ended March 31, 2012 compared to $1,457,437 for the six months ended March 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $649,000 related to an increase in headcount associated with the growth of our business, as well as higher legal fees totaling approximately $202,000. As a percentage of revenue, general and administrative expenses increased to 52% for the six months ended March 31, 2012 compared to 34% for the six months ended March 31, 2011.

Other Income (Expense), Net

Interest and other expense, net was $129,703 for the six months ended March 31, 2012 compared to $384,417 for the six months ended March 31, 2011, a decrease of $254,714, or 66%. During the six months ended March 31, 2011, we incurred expenses associated with the accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of the conversion of the debentures in December 2010, which expenses were not present in the six months ended March 31, 2012. This decrease was partially offset by an increase in amortization expense related to investment returns in the six months ended March 31, 2012. Interest income was $146,138 for the six months ended March 31, 2012 compared to $1,939 for the six months ended March 31, 2011, an increase of $144,199 due to higher cash balances and related investment returns for the six months ended March 31, 2012.

Liquidity and Capital Resources

On March 31, 2012, we had $17,436,242 in cash and cash equivalents and short-term and long-term investments compared to $16,260,584 on September 30, 2011, an increase of $1,175,658. The increase in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash provided by operating activities.

Net cash provided by operating activities

Net cash provided by operating activities during the six months ended March 31, 2012 was $842,353. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $1,152,884, $124,440, and $123,117, respectively. Cash provided by operating activities also increased due to a decrease in accounts receivable of $1,499,537, an increase in deferred revenue of $673,519 and an increase in accounts payable of $402,149, all associated with the growth of our business.

Net cash used in investing activities

Net cash used in investing activities was $810,908 during the six months ended March 31, 2012, which consisted of $8,158,866 related to the purchase of investments, partially offset by sales and maturities of investments of $7,435,005, and $87,047 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $534,743 during the six months ended March 31, 2012, which included net proceeds of $541,917 from the exercise of stock options partially offset by principal payments on capital lease obligations of $7,174.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of March 31, 2012. We had no amounts outstanding under this credit facility as of March 31, 2012.

Other Liquidity Matters

On March 31, 2012, we had investments of $11,214,338, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At March 31, 2012, we had $10,395,561 of our available-for-sale securities classified as current and $818,777 classified as long-term. At September 30, 2011, we had $10,187,638 of our available-for-sale securities classified as current and $417,230 classified as long-term.

We had working capital of $15,813,674 at March 31, 2012 compared to $17,343,700 at September 30, 2011.

Based on our current operating plan, we believe the current cash and cash equivalents, short-term investments and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the three and six months ended March 31, 2012 and 2011, respectively.

Amortization of capitalized software development costs begins when product sales commence. Amortization is provided on a straight-line method over periods not exceeding three years. Unamortized capitalized software development costs determined to be in excess of net realizable values of the product are expensed immediately.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On March 29, 2012, USAA filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit, and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to us and that we used such information in a patent application. USAA seeks damages and injunctive relief. We have moved to dismiss USAA’s complaint.

On April 12, 2012, we filed a lawsuit against USAA in the U.S. District Court for the District of Delaware. We allege that USAA infringes five of our patents relating to image capture on mobile devices, that USAA breached the parties’ license agreement by using our products beyond the scope of the agreed-upon license terms and that USAA breached the parties’ license agreement by disclosing confidential pricing and other confidential information for our legacy product installation in the lawsuit USAA filed in Texas.

We believe that USAA’s claims are without merit and intend to vigorously defend against these claims and pursue our claims against USAA. We do not believe that USAA’s claims or any other legal proceedings or claims will have, individually or in the aggregate, a material adverse effect on our business, financial condition, operating results, cash flows or liquidity.

ITEM 1A.	RISK FACTORS.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present.

Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described in Item 1A of the Form 10-K and the risk described below, which has been updated since the filing of the Form 10-K, together with the other information contained in this Form 10-Q. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Form 10-K. If any risks described in our filings with the SEC come to fruition, our business, financial condition, results of operations, cash flows, projected results and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

Claims that we infringe upon the rights of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and forced to defend against litigation.

Currently, and in the past, third parties have asserted claims that certain technologies incorporated into our products infringe their patent rights. Although we have resolved past claims, there is currently a claim of infringement pending against us by USAA and there can be no assurance that we will not receive notices in the future from other parties asserting that our products infringe, or may infringe, on their intellectual property rights. If our technology and products are found to infringe upon the proprietary rights of USAA or any other parties, we could incur substantial costs and we may have to:

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

Furthermore, we may, as we have with USAA, initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. Furthermore, as a result of a patent infringement suit brought against us or our channel partners or licensees, we or our channel partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe on a third party’s intellectual property rights unless that party grants us or our channel partners or licensees rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement claims, which could severely harm our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2012, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to the Condensed Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-179942) filed with the SEC on March 7 , 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2012	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)