Form 10-Q
period 2012-06-30
MITEK SYSTEMS INC
filed 2012-08-03
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

There were 25,923,793 shares of the registrant’s common stock outstanding as of July 31, 2012.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2012

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC

CONDENSED BALANCE SHEETS

	June 30, 2012	September 30, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,193,014	$5,655,716
Short-term investments	8,851,568	10,187,638
Accounts receivable, net	3,190,110	2,956,295
Other current assets	523,950	317,382

Total current assets	18,758,642	19,117,031

Long-term investments	401,881	417,230
Property and equipment, net	411,159	196,519
Other non-current assets	42,049	120,903

Total assets	$19,613,731	$19,851,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,279,319	$358,907
Accrued payroll and related taxes	715,375	496,009
Deferred revenue	1,669,133	873,230
Other current liabilities	37,541	45,185

Total current liabilities	3,701,368	1,773,331

Other non-current liabilities	67,948	23,061

Total liabilities	3,769,316	1,796,392

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 25,923,793 and 24,144,366 issued and outstanding, respectively	25,924	24,144
Additional paid-in capital	36,268,733	33,660,397
Accumulated other comprehensive income (loss)	(878)	(9,855)
Accumulated deficit	(20,449,364)	(15,619,395)

Total stockholders’ equity	15,844,415	18,055,291

Total liabilities and stockholders’ equity	$19,613,731	$19,851,683

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue
Software	$2,463,916	$2,375,049	$5,861,391	$5,653,916
Maintenance and professional services	697,813	578,869	2,011,560	1,571,920

Total revenue	3,161,729	2,953,918	7,872,951	7,225,836

Operating costs and expenses
Cost of sales-software	170,411	308,795	427,599	515,041
Cost of sales-maintenance and professional services	188,809	128,901	543,627	386,428
Selling and marketing	1,078,603	667,793	2,641,569	1,632,001
Research and development	2,117,174	738,368	5,026,959	1,970,687
General and administrative	1,626,133	784,573	4,089,315	2,242,009

Total costs and expenses	5,181,130	2,628,430	12,729,069	6,746,166

Operating (loss) income	(2,019,401)	325,488	(4,856,118)	479,670

Other income (expense), net
Interest and other expense, net	(62,267)	(2,693)	(191,970)	(387,067)
Interest income	72,781	2,316	218,919	4,212

Total other income (expense), net	10,514	(377)	26,949	(382,855)

(Loss) income before income taxes	(2,008,887)	325,111	(4,829,169)	96,815

Provision for income taxes	—	—	800	2,492

Net (loss) income	$(2,008,887)	$325,111	$(4,829,969)	$94,323

Net (loss) income per share - basic	$(0.08)	$0.01	$(0.19)	$0.00

Net (loss) income per share - diluted	$(0.08)	$0.01	$(0.19)	$0.00

Shares used in calculating basic net (loss) income per share	25,613,698	22,574,421	24,980,253	20,648,090

Shares used in calculating diluted net (loss) income per share	25,613,698	24,818,674	24,980,253	22,795,676

The accompanying notes form an integral part of these condensed financial statements.

MITEK SYSTEMS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended June 30,
	2012	2011
OPERATING ACTIVITIES
Net (loss) income	$(4,829,969)	$94,323
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	1,983,870	891,347
Accretion and amortization on debt securities	199,440	—
Depreciation and amortization	185,485	130,228
Provision for bad debt	702	32,016
Non-cash inerest expense on convertible debt	—	384,124
Amortization of capitalized debt issuance costs	—	53,945
Changes in assets and liabilities:
Accounts receivable	(234,517)	(1,856,303)
Other assets	(219,152)	(167,621)
Accounts payable	920,412	289,932
Accrued payroll and related taxes	219,366	242,852
Deferred revenue	795,903	195,915
Other liabilities	(47,154)	36,175

Net cash (used in) provided by operating activities	(1,025,614)	326,933

INVESTING ACTIVITIES
Purchases of investments	(8,174,049)	(2,411,558)
Sales and maturities of investments	9,335,005	—
Purchases of property and equipment	(213,299)	(106,279)

Net cash provided by (used in) investing activities	947,657	(2,517,837)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	14,595,367
Proceeds from exercise of warrants and stock options	626,246	209,796
Proceeds from line of credit	—	105,000
Principal payments on capital lease obligations	(10,991)	—

Net cash provided by financing activities	615,255	14,910,163

NET INCREASE IN CASH AND CASH EQUIVALENTS	537,298	12,719,259

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,655,716	1,305,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,193,014	$14,024,308

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,071	$2,815

Cash paid for income taxes	$800	$2,492

NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations	$95,388	$—

Unrealized holding gain on available for sale investments	$8,977	$—

Cashless exercise of option and warrants	$399	$846

Conversion of debt to common stock	$—	$1,063,926

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

The Company’s new mobile applications use its proprietary technology to capture and read data from photos of documents taken using camera-equipped smartphones and tablets. The Company has developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet, Mobile Imaging Platform™, an application that allows users to capture, extract and route information contained in documents, including Mobile Photo QuotingTM, an application that allows a user to request and receive an insurance quote using their camera-equipped smartphone, Mobile Receipt™, a receipt archival and expense report application and Mobile Phax®, a mobile document faxing application using the Company’s proprietary technology. Other mobile applications under development include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement and Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their camera-equipped smartphone or tablet.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company as of June 30, 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). We believe the footnotes and other disclosures made are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these condensed financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011, filed with the Securities and Exchange Commission (the “SEC”) on December 15, 2011 (the “Form 10-K”).

Results for the three and nine months ended June 30, 2012 are not necessarily indicative of results for any other interim period or for a full year.

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

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as convertible debt, options, warrants and restricted stock units, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same. As we reported a net loss for the three and nine months ended June 30, 2012, 4,071,700 potentially dilutive securities outstanding were not included in the diluted net loss per share calculation because their inclusion would have been antidilutive. For the three and nine months ended June 30, 2011, 50,000 potentially dilutive securities outstanding were not included in the diluted net income (loss) per share calculation.

The computation of basic and diluted net (loss) income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(2,008,887)	$325,111	$(4,829,969)	$94,323

Weighted-average common shares outstanding - basic	25,613,698	22,574,421	24,980,253	20,648,090

Effect of dilutive common share equivalents	—	2,244,253	—	2,147,586

Weighted-average common shares and share equivalents outstanding - diluted	25,613,698	24,818,674	24,980,253	22,795,676

Net (loss) income per share - basic	$(0.08)	$0.01	$(0.19)	$0.00

Net (loss) income per share - diluted	$(0.08)	$0.01	$(0.19)	$0.00

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $22,045 and $21,344 as of June 30, 2012 and September 30, 2011, respectively.

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

In accordance ASC 985-20, the Company amortizes capitalized software development costs using the straight-line method over the remaining economic life of the product, estimated to be three years. The Company recorded amortization of software development costs of $22,860 and $34,289 in the three months ended June 30, 2012 and 2011, respectively, and $91,438 and $102,868 in the nine months ended June 30, 2012 and 2011, respectively. The Company records amortization of software development costs as “Cost of revenue-software” in the statements of operations.

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

Comprehensive (Loss) Income

Comprehensive (loss) income consists of net (loss) income and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive (loss) income:

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net (loss) income	$(2,008,887)	$325,111	$(4,829,969)	$94,323

Other comprehensive income:
Change in net unrealized gains/losses on marketable securities	(1,072)	(89)	8,977	(89)

Total comprehensive (loss) income	$(2,009,959)	$325,022	$(4,820,992)	$94,234

Accumulated other comprehensive income on the balance sheet at June 30, 2012 includes a net unrealized loss on the Company’s available-for-sale securities of $878, compared to a net unrealized loss of $9,855 at September 30, 2011.

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

2.	INVESTMENTS

The following table summarizes investments by security type:

	As of June 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$8,852,595	$1,404	$(2,431)	$8,851,568
Corporate debt securities, long-term	401,732	149	—	401,881

Total	$9,254,327	$1,553	$(2,431)	$9,253,449

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income. Realized gains or losses on the Company’s investments were immaterial in the three and nine months ended June 30, 2012 and 2011.

The Company determines the appropriate designation of investments at the time of purchase and re-evaluates such designation as of each balance sheet date. All of the Company’s investments were designated as available-for-sale debt securities in the three and nine months ended June 30, 2012 and 2011. As of June 30, 2012 and 2011, the Company’s short-term investments had original maturity dates of greater than 90 days and less than one year. As of June 30, 2012, the Company had an investment with a maturity date of sixteen months, which is presented as long-term investments on the accompanying balance sheet. As of June 30, 2011, the Company did not hold any long-term investments.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least quarterly, and evaluates individual securities with fair value below amortized cost as of each balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired debt security and whether it is more likely than not that the Company will be required to sell the debt security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the debt security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or debt securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2012 or 2011.

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

The following table represents the fair value hierarchy for the Company’s investments, measured at fair value on a recurring basis as of June 30, 2012:

	Level 1	Level 2	Level 3	Total
Corporate debt securities, short-term	$—	$8,851,568	$—	$8,851,568
Corporate debt securities, long-term	—	401,881	—	401,881

Total	$—	$9,253,449	$—	$9,253,449

3.	DEBT

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

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, with which the Company was in compliance as of June 30, 2012. The Company had no amounts outstanding under this credit facility as of June 30, 2012.

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

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards, which was allocated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Sales and marketing	$214,140	$65,324	$394,881	$168,471
Research and development	187,132	76,892	470,958	196,666
General and administrative	429,714	219,547	1,118,031	526,210

Stock-based compensation expense included in operating expenses	$830,986	$361,763	$1,983,870	$891,347

The fair value calculations for stock-based compensation awards to employees for the nine month periods ended June 30, 2012 and 2011 were based on the following assumptions:

	2012	2011
Risk-free interest rate	0.35 - 1.06%	0.26% - 2.26%
Expected life (years)	4.79	5.51
Expected volatility	90%	193%
Expected dividends	None	None

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

As of June 30, 2012, approximately $9,263,367 of total unrecognized compensation expense related to stock options and restricted stock unit awards issued to date is expected to be recognized over a weighted-average period of approximately 3.5 years.

The per share weighted-average fair value of options granted during the nine months ended June 30, 2012 was $6.33.

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

Stock Options

The following table summarizes stock option activity under the Company’s equity plans for the nine months ended June 30, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2011	4,553,904	$1.34	6.15

Granted	913,250	$9.40
Exercised	(1,734,333)	$0.77
Cancelled	(131,956)	$7.67

Oustanding, June 30, 2012	3,600,865	$3.42	6.68

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2012:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.00 to $0.70	366,162	5.55	$0.34	363,238	$0.34	2,924
$0.79 to $0.82	851,772	5.84	$0.80	663,991	$0.80	187,781
$1.06 to $2.32	729,302	2.82	$1.21	729,302	$1.21	—
$2.60 to $5.90	891,215	8.72	$3.07	210,955	$2.71	680,260
$6.39 to $12.37	762,414	9.49	$10.38	68,941	$9.54	693,473

	3,600,865	6.68	$3.42	2,036,427	$1.36	1,564,438

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2012 was $14,028,720. As of June 30, 2012, there were 3,600,865 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of

6.68 years, $3.42 and $6,732,813, respectively. As of June 30, 2012, there were 2,036,427 options exercisable with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 4.91 years, $1.36 and $5,560,133, respectively.

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

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to certain of its directors at a fair value of $5.12 per share. The restricted stock units vest in equal monthly installments over five years. To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company’s common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control, (ii) a director’s separation from service or (iii) the fifth anniversary of the award date. A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any) until such time the awards are settled in shares of the Company’s common stock. There were 700,000 shares available for grant under the Director Plan as of June 30, 2012.

The Company has awarded an aggregate of 180,835 restricted stock units under the 2012 Plan to certain of its employees at a weighted-average fair value of $10.06 per share. The restricted stock units vest in equal annual installments over four years.

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized approximately $168,838 and $383,553 in stock-based compensation expense related to the outstanding restricted stock units in the three and nine months ended June 30, 2012, respectively. In the three and nine months ended June 30, 2011, the Company recognized $76,861 and $102,482 in stock-based compensation expense related to outstanding restricted stock units, respectively. As of June 30, 2012, the Company had approximately $2,608,160 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 3.7 years.

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

In connection with the issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share, of which warrants to purchase 330,834 shares of the Company’s common stock have been exercised and warrants to purchase 6,667 shares of the Company’s common stock remain outstanding as of June 30, 2012, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014 and are discussed in greater detail in Note 3 to the financial statements included in this Form 10-Q.

The following table summarizes warrant activity in the nine months ended June 30, 2012:

	Number of warrants	Weighted-average exercise price
Outstanding and exercisable at September 30, 2011	132,189	$0.91
Issued	—
Exercised	(125,522)	$0.91
Expired	—

Outstanding and exercisable at June 30, 2012	6,667	$0.91

5.	INCOME TAXES

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

The Company recognizes the impact of an uncertain income tax position on its income tax return at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of June 30, 2012 or June 30, 2011, and has not recognized interest and/or penalties in the statements of operations for the nine months ended June 30, 2012.

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

On July 19, 2012, the Company filed a motion to amend its complaint against USAA to include the claims of defamation and violation of the Lanham Act for unfair business practices in its lawsuit in the U.S. District Court for the District of Delaware.

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

In February 2012, the lease was further amended to increase the amount of office space subject to the lease by 9,807 square feet to 24,012 square feet, which increased the Company’s basic rent proportionately starting in April 2012.

Subsequent to the end of the quarter, the lease was further amended on July 3, 2012 to decrease the rentable square footage from approximately 24,012 square feet to approximately 22,523 square feet and extend the term of the existing lease through June 30, 2019.

The annual base rent under the lease amendment, which commences on January 1, 2013, is approximately $471,000 per year and is subject to annual increases of approximately three percent per year. In connection with the lease amendment, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease extension.

Capital Lease

In October 2011, the Company purchased equipment under a capital lease totaling $95,388. At June 30, 2012, assets held under capital leases had a net book value of $82,670, net of accumulated amortization of $12,718. The Company did not purchase equipment under capital leases during the nine months ended June 30, 2011.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended June 30, 2012, the Company derived revenue of approximately $2,006,000 from three customers, totaling 40%, 13% and 10% of the Company’s total revenue, compared to revenue of approximately $2,082,000 from three customers, totaling 36%, 23% and 11% of the Company’s total revenue in the three months ended June 30, 2011. The Company derived revenue of approximately $3,510,000 from three customers, totaling 17%, 15% and 13% of the Company’s total revenue for the nine months ended June 30, 2012, compared to approximately $3,415,000 from three customers, totaled 20%, 15% and 13% of the Company’s total revenue for the nine months ended June 30, 2011. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were approximately $2,099,000 and $1,739,000 at June 30, 2012 and 2011, respectively.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last several quarters, sales of licenses to one or more channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost.

International sales accounted for approximately 3% and 4% of the Company’s total revenue for the three and nine months ended June 30, 2012, respectively. During the three and nine months ended June 30, 2011, international sales accounted for approximately 13% and 16%, respectively, of the Company’s total revenue. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. For the three months ended June 30, 2011, the Company made purchases from one vendor that comprised approximately 10% of total purchases. The Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases for the nine months ended June 30, 2011. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which the Company may purchase necessary integrated software components.

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

We have developed and deployed Mobile Deposit®, a software application that allows users to remotely deposit a check using their camera-equipped smartphone or tablet, Mobile Imaging Platform™, an application that allows users to capture, extract and route information contained in documents, including Mobile Photo QuotingTM, an application that allows a user to request and receive an insurance quote using their camera-equipped smartphone, Mobile Receipt™, a receipt archival and expense report application and Mobile Phax®, a mobile document faxing application using our proprietary technology. As of June 30, 2012, 408 financial institutions, including 8 of the top 10 banks, have signed agreements to deploy Mobile Deposit®, 137 of whom have completed implementation of and launched Mobile Deposit® to their customers. Other mobile applications under development include Mobile Photo Bill Pay™, a mobile bill paying application that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a credit card shopping application that allows a user to transfer an existing balance by capturing an image of their current statement and Mobile ACH Enrollment™, an application that enables consumers to enroll their checking accounts as funding sources for mobile payments by taking photos of blank checks with their camera-equipped smartphone or tablet. Our mobile applications support all major smartphone operating systems, including the iPhone®, Android® and Blackberry®.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers and require significant investments. For example, as of June 30, 2012, we executed agreements indirectly through channel partners or directly with customers covering 408 Mobile Deposit® customers, 137 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and 2011

Revenue

Total revenue increased $207,811, or 7%, to $3,161,729 for the three months ended June 30, 2012 compared to $2,953,918 for the three months ended June 30, 2011. The increase is primarily due to an increase in sales of software licenses of $88,867, or 4%, to $2,463,916 for the three months ended June 30, 2012 compared to $2,375,049 for the three months ended June 30, 2011. The increase in software license sales was driven primarily by an increase in sales of our Mobile Imaging Platform™ product. Sales of maintenance and professional services increased $118,944, or 21%, to $697,813 for the three months ended June 30, 2012 compared to $578,869 for the three months ended June 30, 2011 primarily due to an increase in maintenance revenue related to additional maintenance agreements as well as an increase in billable professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs related to software support and billable professional services engagements, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue decreased $78,476, or 18%, to $359,220 for the three months ended June 30, 2012 compared to $437,696 for the three months ended June 30, 2011. The decrease is primarily due to a relatively lower mix of sales of products containing third-party software on which we pay royalties, partially offset by increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue decreased to 11% for the three months ended June 30, 2012 compared to 15% for the three months ended June 30, 2011, primarily due to the decrease revenue.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $410,810, or 62%, to $1,078,603 for the three months ended June 30, 2012 compared to $667,793 for the three months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $239,000 related to an increase in headcount associated with the growth of our business, advertising and public relations expenses of approximately $110,000 and outside services expenses totaling approximately $42,000. As a percentage of revenue, selling and marketing expenses increased to 34% for the three months ended June 30, 2012 compared to 23% for the three months ended June 30, 2011.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, third-party consultant expenses and other headcount-related costs associated with software engineering, research and development, and product management and support. These costs are incurred to develop new products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines, including product management and support, as well as development of new, more feature-rich versions of our existing product, as we determine the marketplace demands. We also employ research personnel, whose efforts are instrumental in ensuring product paths from current technologies to anticipated future generations of products within our area of business.

Research and development expenses increased $1,378,806, or 187%, to $2,117,174 for the three months ended June 30, 2012 compared to $738,368 for the three months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $653,000 related to an increase in headcount associated with the growth of our business, outside services expenses of approximately $598,000 and recruitment expenses of approximately $104,000. As a percentage of revenue, research and development expenses increased to 67% for the three months ended June 30, 2012 compared to 25% for the three months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $841,560, or 107%, to $1,626,133 for the three months ended June 30, 2012 compared to $784,573 for the three months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $451,000 related to an increase in headcount associated with the growth of our business and increased legal expenses of approximately $362,000. As a percentage of revenue, general and administrative expenses increased to 51% for the three months ended June 30, 2012 compared to 27% for the three months ended June 30, 2011.

Other Income (Expense), Net

Interest and other expense, net was $62,267 for the three months ended June 30, 2012 compared to $2,693 for the three months ended June 30, 2011, an increase of $59,574 primarily due to an increase in amortization expense related to our investment portfolio. Interest income was $72,781 for the three months ended June 30, 2012 compared to $2,316 for the three months ended June 30, 2011, an increase of $70,465 due to higher investment returns for the three months ended June 30, 2012.

Comparison of the Nine Months Ended June 30, 2012 and 2011

Revenue

Total revenue increased $647,115, or 9%, to $7,872,951 for the nine months ended June 30, 2012 compared to $7,225,836 for the nine months ended June 30, 2011. Sales of software licenses increased $207,475 or 4% to $5,861,391 in the current nine-month period, compared to $5,653,916 in the same period of last fiscal year. Sales of maintenance and professional services increased $439,640, or 28%, to $2,011,560 for the nine months ended June 30, 2012 compared to $1,571,920 for the nine months ended June 30, 2011 primarily due to an increase in maintenance contracts and other professional services.

Cost of Revenue

Cost of revenue increased $69,757, or 8%, to $971,226 for the nine months ended June 30, 2012 compared to $901,469 for the nine months ended June 30, 2011. The increase is primarily due to an increase in personnel costs related to software support due to additional headcount and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue was 12% for both the nine months ended June 30, 2012 and 2011.

Selling and Marketing Expenses

Selling and marketing expenses increased $1,009,568, or 62%, to $2,641,569 for the nine months ended June 30, 2012 compared to $1,632,001 for the nine months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $596,000 related to an increase in headcount associated with the growth of our business, as well as higher outside services and other direct operating expenses of approximately $236,000 and marketing program expenses totaling approximately $137,000. As a percentage of revenue, selling and marketing expenses increased to 34% for the nine months ended June 30, 2012 compared to 23% for the nine months ended June 30, 2011.

Research and Development Expenses

Research and development expenses increased $3,056,272, or 155%, to $5,026,959 for the nine months ended June 30, 2012 compared to $1,970,687 for the nine months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $1,966,000 related to an increase in headcount associated with the growth of our business, as well as higher outside services expenses of approximately $843,000, increased recruitment and relocation expenses of approximately $196,000 and increased travel expenses of approximately $78,000. As a percentage of revenue, research and development expenses increased to 64% for the nine months ended June 30, 2012 compared to 27% for the nine months ended June 30, 2011.

General and Administrative Expenses

General and administrative expenses increased $1,847, 306, or 82%, to $4,089,315 for the nine months ended June 30, 2012 compared to $2,242,009 for the nine months ended June 30, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $1,100,000 related to an increase in headcount associated with the growth of our business, and increased legal fees of approximately $564,000. As a percentage of revenue, general and administrative expenses increased to 52% for the nine months ended June 30, 2012 compared to 31% for the nine months ended June 30, 2011.

Other Income (Expense), Net

Interest and other expense, net was $191,970 for the nine months ended June 30, 2012 compared to $387,067 for the nine months ended June 30, 2011, a decrease of $195,097, or 50%. During the nine months ended June 30, 2011, we incurred expenses associated with the accretion of the discount on the convertible debentures issued in December 2009 and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of the conversion of the debentures in December 2010, which expenses were not present in the nine months ended June 30, 2012. This decrease was partially offset by an increase in amortization expense related to investment returns in the nine months ended June 30, 2012. Interest income was $218,919 for the nine months ended June 30, 2012 compared to $4,212 for the nine months ended June 30, 2011, an increase of $214,707 due to higher cash balances and related investment returns for the nine months ended June 30, 2012.

Liquidity and Capital Resources

On June 30, 2012, we had $15,446,463 in cash and cash equivalents and short-term and long-term investments compared to $16,260,584 on September 30, 2011, a decrease of $814,121. The decrease in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash used in operating activities.

Net cash used in operating activities

Net cash used in operating activities during the nine months ended June 30, 2012 was $1,025,614. Cash used in operating activities decreased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $1,983,870, $199,440, and $185,485, respectively. Cash used in operating activities also decreased due to an increase in accounts payable of $920,412 and an increase in deferred revenue of $795,903, partially offset by an increase in accounts receivable of $234,517, all associated with the growth of our business.

Net cash provided by investing activities

Net cash provided by investing activities was $947,657 during the nine months ended June 30, 2012, which consisted of $9,335,005 related to the sales and maturities of investments, partially offset by purchases of investments of $8,174,049, and $213,299 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $615,255 during the nine months ended June 30, 2012, which included net proceeds of $626,246 from the exercise of stock options partially offset by principal payments on capital lease obligations of $10,991.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of June 30, 2012. We had no amounts outstanding under this credit facility as of June 30, 2012.

Other Liquidity Matters

On June 30, 2012, we had investments of $9,253,449, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At June 30, 2012, we had $8,851,568 of our available-for-sale securities classified as current and $401,881 classified as long-term. At September 30, 2011, we had $10,187,638 of our available-for-sale securities classified as current and $417,230 classified as long-term.

We had working capital of $15,057,274 at June 30, 2012 compared to $17,343,700 at September 30, 2011.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the three and nine months ended June 30, 2012 and 2011, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On July 19, 2012, we filed a motion to amend our complaint against USAA to include the claims of defamation and violation of the Lanham Act for unfair business practices in our lawsuit in the U.S. District Court for the District of Delaware.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2012, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to the Condensed Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-179942) filed with the SEC on March 7, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2012	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)