Form 10-K
period 2012-09-30
MITEK SYSTEMS INC
filed 2012-12-07
CIK 807863

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $266,738,474. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 26,041,283 shares of the registrant’s common stock outstanding as of November 23, 2012.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2012

In this Annual Report on Form 10-K (“Form 10-K”), unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A.—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward- looking statements may include statements relating to our future business prospects, revenue, income and financial condition.

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

In addition to those factors discussed under Item 1A.—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

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

All forward-looking statements included in this Form 10-K speak only as of the date of this Form 10-K and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances that arise after the date of this Form 10-K or to reflect the occurrence of unanticipated events. The above list is not intended to be exhaustive and there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations.

(i)

PART I

ITEM 1.	BUSINESS.

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile imaging solutions and intelligent character recognition software.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications market. Our technology for extracting data from any image taken using camera-equipped smartphones and tablets enables the development of consumer-friendly software products that use the camera as a simple mechanism to enter data and complete transactions. Users take a picture of the document and our products correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2012, 564 financial institutions, including 28 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy our Mobile Deposit® product. Of the 564 financial institutions, 205 have deployed our Mobile Deposit® product with their customers. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

We market and sell our mobile imaging software solutions through channel partners or directly to enterprise customers and end-users that typically purchase licenses based on the number of transactions or subscribers that use our mobile software. Our mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

We are headquartered in San Diego, California and were incorporated in the state of Delaware on May 29, 1986.

Product and Technology Overview

Our family of mobile imaging solutions and intelligent character recognition software is provided as a software platform. During the fiscal year ended September 30, 2012, we had one operating segment, document image processing and image analytics, based on our product and service offerings that use our intelligent character recognition and document capture technology.

Our proprietary character recognition software is used to enable the automation of costly, labor-intensive business functions. Our technology processes images of documents in many ways, including quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. Our capabilities can be deployed on any back office, industrial or desktop scanner, or on camera-equipped smartphones or tablets, to optimize and extract data from any scanned or photographed check, bill or other financial document. Our capabilities include mobile document capture, image repair and optimization, optical character recognition (“OCR”) and intelligent character recognition (“ICR”), dynamic data location, distributed capture, courtesy amount recognition and legal amount recognition, and image analysis of signatures.

Our proprietary, patented technology is able to read and extract data from an image of financial and identity documents, in essence turning camera-equipped smartphones and tablets into virtual scanning devices.

Our patented technology combines our core character recognition technology with advanced mobile image processing capabilities that transform a four-color photograph of a document into a digital image that is equivalent in size, resolution and quality to scanned documents. Unlike scanned documents, mobile photographs of documents captured by smartphones and tablets are exposed to variable lighting conditions and various angles and focal distances. Raw photos of documents taken by a smartphone or tablet may be of an unknown size and resolution from the original document and are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable without our technology. Our technology uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image.

Mobile Imaging Solutions

The majority of our revenue in the fiscal years ended September 30, 2012 and 2011 was generated by our Mobile Deposit® product, which we sell to customers in the financial services industry including BankServ, Bluepoint Solutions, Inc., Cachet Financial Solutions, Ensenta Corporation, Fiserv, Inc., Fidelity National Information Services (FIS), Jack Henry & Associates, Inc., NCR Corporation, RDM Corporation, TransCentra, Inc., Wausau Financial Systems, Inc. and others. Our other imaging solutions, which include Mobile Photo Bill Pay™, Mobile Balance Transfer™, Mobile Enrollment™, and Mobile Photo Quoting™, are primarily sold directly to enterprise customers and end-users.

Mobile Deposit®

As of September 30, 2012, 564 financial institutions, including 28 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy our Mobile Deposit® product. Of the 564 financial institutions, 205 have deployed Mobile Deposit® with their customers. Our Mobile Deposit® product was the first to utilize our mobile imaging analytics and character recognition software to allow financial institutions to accept check deposits via images of checks taken with camera-equipped smartphones and tablets. Mobile Deposit® allows users to make deposits by photographing the front and back of a check and submitting the image electronically to their bank using their smartphone or tablet. We began selling Mobile Deposit® in the third fiscal quarter of 2009, and received our first of five patents issued for this product, Patent No. 7,778,497, in August, 2010, for the Method and Systems for Mobile Image Capture and Processing of Checks.

Mobile Photo Bill Pay™

Mobile Photo Bill Pay™ provides a new level of service and convenience for customers who want to pay bills using their camera-equipped smartphone or tablet. Mobile Photo Bill Pay™ connects to existing online bill pay systems and allows users to pay bills by taking pictures with their smartphone or tablet camera. The core technology of Mobile Photo Bill Pay™ enables this process by correcting image distortion, reading relevant data and processing the transaction through the user’s bank. With Mobile Photo Bill Pay™, users can submit electronic payments from their smartphones or tablets without having to write checks, buy stamps, visit a payment location or even use their personal computers.

Mobile Balance Transfer™

Mobile Balance Transfer™ is a simple, cost-effective way for financial institutions to acquire new credit card customers. Mobile Balance Transfer™ accurately and securely converts data from an image of the user’s credit card statement to a balance transfer offer. The customer can accept the offer with a single touch of a button and the bank can then automatically transfer the balance and establish a new credit card account.

Mobile Enrollment™

Mobile Enrollment™ makes it convenient and easy for customers to use their camera-equipped smartphone or tablet to set up an auto debit from their bank account and enable electronic funds transfers; thereby eliminating manual enrollment processes.

Mobile Photo Quoting™

Mobile Photo Quoting™ enables property and casualty insurance companies to provide an insurance quote to potential customers using their camera-equipped smartphone or tablet. Rather than requiring the user to manually complete a form, Mobile Photo Quoting™ extracts the data from the user’s driver’s license and insurance card to provide a quote via a smartphone or tablet.

Intelligent Character Recognition Software Products

Our intelligent character recognition products are marketed under the brand ImageNet®, which leverage our proprietary intelligent character recognition and data extraction software engines. Our ImageNet® products are designed to provide a high level of accuracy in remittance processing, proof of deposit and lock box processing applications. These products are used to reduce manual labor by automatically extracting amounts and routing information from checks and distinguishing between common document types, such as personal and business checks, substitute checks, pre-authorized drafts and other document types specified by customers. We sell our ImageNet® products to our channel partners who resell them as integrated components of their solutions and services.

Intellectual Property

Our success depends in large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through patents, copyrights, trademarks, trade secrets, employee and third party nondisclosure agreements and other measures. If we are unable to protect our intellectual property or we infringe on the intellectual property rights of a third party, our operating results could be adversely affected.

As of September 30, 2012, the U.S. Patent and Trademark Office (the “PTO) had issued 12 patents to us and we have filed for nine additional domestic and international patents. We have 25 registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services primarily through channel partners as well as through our internal, direct sales organization. We have an internal marketing group that develops corporate and product marketing strategies and executes marketing plans with the support of external resources as needed. We employ a technically oriented sales force with management assistance to identify the needs of existing and prospective customers. Our sales strategy concentrates on OEMs, systems integrators, distributors, and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications, in addition to financial institutions that are positioning themselves in the mobile remote capture market. In addition, we sell and support our products through foreign resellers. The sales process is supported by a broad range of marketing programs, including trade shows, direct marketing, public relations and advertising.

For the fiscal year ended September 30, 2012, we derived revenue of approximately $3,788,000 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of our total revenue. For the fiscal year ended September 30, 2011, we derived revenue of approximately $3,385,000 from two customers, with such customers accounting for 22% and 11%, respectively, of our total revenue. During fiscal years ended September 30, 2012 and 2011, sales of software licenses to channel partners have comprised a significant part of our revenue. This customer concentration is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any one channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell the previously purchased products to customers. However, such a relationship could take time to develop, if it develops at all.

International sales accounted for approximately 5% and 12% of our total revenue for the fiscal years ended September 30, 2012 and 2011, respectively. We sell our products in U.S. currency only.

Competition

Our mobile imaging products address a new market for the use of camera-equipped smartphones and tablets and therefore face emerging competition. We believe our products are among the first smartphone and tablet solutions of their kind, but we anticipate growing competition as the market matures.

The market for mobile image processing software products is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from: (i) customer-developed solutions; (ii) companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) companies offering check imaging systems to banks.

It is also possible that we will face competition from new industry participants or alternative technologies. Moreover, as the market for automated document processing, ICR, check imaging and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

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

Maintenance and Support

We provide ongoing software support services to assist our customers with the use and maintenance of our software. We have an internal customer service department that handles installation and maintenance requirements. The majority of the inquiries we receive are handled by telephone and electronic mail. We maintain our customers’ software largely through releases that provide our customers with technology enhancements and incremental features. Substantially all of our customers purchase post-contract support from us. These services are a significant source of our recurring revenue and they are typically contracted on an annual basis.

Customers with maintenance agreements receive software updates from us on an if-and-when-available basis only. Foreign distributors generally provide customer training, service and support for the products they sell. Additionally, our products are supported internationally by distributors. Technical support is provided by telephone as well as by on-site technical visits, if necessary.

We believe that as the installed base of our products grows and as customers purchase additional complementary products, revenue from professional services will increase and the software support function will become a larger source of recurring revenue. Maintenance and support service fees are deferred and recognized as income over the contract period on a straight-line basis. Costs incurred by us to supply maintenance and support services are charged to cost of revenue as incurred.

Research and Development

We develop software products internally and we also purchase or license rights to third-party intellectual property. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements.

Internal research and development allows us to maintain closer technical control over our products and gives us the ability to designate which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning of our software products. We intend to expand our existing product offerings and introduce new mobile image processing software solutions that meet the needs of our customers. We perform all quality assurance and develop documentation internally and strive to stay abreast of hardware advances that may affect our software design. We intend to continue to support the major industry standard operating environments.

Our team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis along with technical sales support.

To improve the accuracy of our mobile image processing products, we devote significant research and development resources to enhance our core technology, including our extensive database of images that are used to “train” the neural network software that forms the core of our ICR technology. In addition, we have expanded our research and development tasks to include pre- and post-processing of data, when appropriate, to improve overall quality.

Our research and development organization includes software engineers and scientists, many of whom have advanced degrees, as well as additional personnel in product management, quality assurance and client services. We balance our engineering resources between the development of OCR/ICR, mobile image analytics technology and applications development. All of our software engineers are involved in applications development, including OCR/ICR research and development of our mobile imaging platforms and products with solutions for mobile image and data capture; mobile check deposits; mobile bill payments; form identification; real-time image quality analysis; fraud detection for signatures; quality assurance; and customer services and support.

Our research and development expenses for the years ended September 30, 2012 and 2011 were $6,664,030 and $2,996,109, respectively. We expect research and development expenses to increase during fiscal year 2013 as we continue to expand our research and new product development efforts.

Employees and Labor Relations

As of September 30, 2012, we had 46 full-time employees, consisting of eight in sales and marketing, 28 in research and development, product management and support, and 10 in executive, finance, network administration and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance and marketing during fiscal year 2012. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 8911 Balboa Ave., Suite B, San Diego, CA 92123 and our telephone number is (858) 309-1700. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. Information contained in, or that can be accessed through, our website is not part of this Form 10-K.

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

Our operations resulted in a net loss of $7,839,996 and $125,057 for the years ended September 30, 2012 and 2011, respectively. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2012, we had an accumulated deficit of $23,459,391. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

•	changes in the demand for our products and services;

•	loss of key customers or contracts;

•	the introduction of competitive software;

•	the failure to gain market acceptance of our new and existing products;

•	the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner; and

•	the timing of recognition of revenue.

In addition, we incur significant legal, accounting, and other expenses related to being a public company. As a result of these expenditures, we will have to generate and sustain increased revenue to achieve and maintain future profitability.

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

We have a limited number of authorized shares of common stock available for issuance and may need to increase the number of authorized shares of our common stock in the future to fund continuing operations.

As of November 23, 2012, we had 40,000,000 authorized shares of common stock, of which 31,975,070 shares were either issued and outstanding, reserved for issuance under outstanding equity awards and warrants to purchase common stock or reserved for future issuance under existing equity plans. Therefore, we have a limited number of shares of common stock available for future issuance which may, should the need arise, hinder our ability to raise capital through the issuance of our common stock or securities convertible into, exchangeable or exercisable for our common stock to fund continuing operations, defend our intellectual property and pay obligations. In the event that we need to increase the number of authorized shares of our common stock to fund continuing operations, we will be required to further amend our amended and restated certificate of incorporation. Any such amendment would require the approval of a majority of our issued and outstanding common stock. There can be no assurance that we will be successful in obtaining the requisite vote to increase the number of authorized shares of our common stock, should the need arise. If we are unable to increase the number of authorized shares of our common stock when needed, our ability to raise capital to fund continuing operations could be impaired and our business, financial condition and results of operations could be adversely affected.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Under Section 382, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. At September 30, 2012, we do not believe that any “ownership change” has occurred that would materially limit the utilization of NOL carryforwards. However, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change”. If an “ownership change” does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited.

We currently derive substantially all of our revenue from a single type of technology. If this technology and the related products do not achieve or continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.

We currently derive substantially all of our product revenues from licenses and sales of software products to customers incorporating our intelligent mobile imaging technology and software products. If we are unable to achieve or continue to achieve market acceptance of our core technology or products incorporating such technology, we will not generate significant revenue growth from the sale of our products.

Additionally, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for mobile image processing, negative publicity or obsolescence of the software environments in which our products operate could adversely affect our business, financial condition and results of operations.

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

We compete against numerous companies in the mobile imaging software market. Competition in this market may increase as a result of a number of factors, such as the entrance of new or larger competitors or alternative technologies. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition than we do. These competitors could, among other things:

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

Our ability to compete effectively with our mobile imaging software products depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. Rapidly advancing technology and rapidly changing user preferences characterize the markets for products incorporating mobile imaging software technology and products. Our continued growth will ultimately depend upon our ability to develop additional technologies and attract strategic alliances for related or separate products. There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results have in the past and may in the future fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including, but not limited to, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

In fiscal years 2012 and 2011, sales of licenses to channel partners has comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell the previously purchased products to customers. However, such a relationship could take time to develop, if it develops at all.

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

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright and patent law, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The PTO may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

Claims that we infringe upon the rights, or have otherwise utilized proprietary information, of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims, there is currently a claim pending against us by United Services Automobile Association (“USAA”) that we have utilized their proprietary information in our patents and Mobile Deposit product, and there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information. If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

Furthermore, we may, as we have with USAA and Top Image Systems Ltd., initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. As a result of a patent infringement or other intellectual property suit brought against us or our channel partners or licensees, we or our channel partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe on a third party’s intellectual property rights unless that party grants us or our channel partners or licensees rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement or other intellectual property claims, which could severely harm our business.

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

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of November 23, 2012, we had 1,189,663 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which will limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”), and our independent registered public accounting firm is required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Pursuant to our restated certificate of incorporation and amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law (the “DGCL”); or (iv) for any transaction from which the director derived an improper personal benefit.

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

From time-to-time our board of directors explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of the Company. Our board of directors may not be able to identify or complete any suitable strategic alternatives and any such alternatives that are completed could have an impact on our operations or stock price.

From time-to-time our board of directors explores and considers potential strategic alternatives that may be available to us, including financings, strategic alliances, acquisitions, or the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of various strategic alternatives will result in any specific action or transaction. If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.

Risks Related to Our Stock

Concentration of ownership among our existing directors and executive officers may limit an investor’s ability to influence significant corporate decisions.

As of November 23, 2012: (i) the Chairman of our board of directors and his spouse, who is also a member of our board of directors, beneficially owned approximately 9% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 17% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We have registered and expect to continue to register shares reserved under our equity plans under a registration statement on Form S-8. All shares issued pursuant to a registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 of the Securities Act of 1933, as amended (the “Securities Act”). If a large number of these shares are sold in the public market, the sales could adversely impact the trading price of our stock.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market, and the perception that these sales could occur may also depress the market price of our common stock.

On November 14, 2011, we filed a universal shelf registration statement on Form S-3 (File No. 333-177965), which provides for the possible issuance of shares of our common stock, preferred stock, debt securities, warrants and units up to an aggregate amount of $100,000,000 and the resale of shares of our common stock up to an aggregate amount of 800,000 shares. This registration statement was declared effective by the SEC on March 12, 2012. Sales of our common stock or other securities in the public market may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause our stock price to fall and make it more difficult for you to sell shares of our common stock at prices you may deem acceptable.

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

We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.

The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.

The market price of our common stock has been, and is likely to continue to be, highly volatile. During the fiscal year ended September 30, 2012, the closing price of our common stock ranged from $1.98 to $12.58. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stocks of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on the price of our stock, many of which we cannot control, include but are not limited to:

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

Our principal executive offices, as well as our research and development facility, are located in approximately 24,012 square feet of office space in San Diego, California. The lease for such space was due to expire in December 2012. On July 3, 2012, we entered into an amendment to the existing lease (the “Lease Amendment”), which decreases the rentable square footage to approximately 22,523 square feet. The Lease Amendment commences on January 1, 2013 and extends the term of the existing lease through June 30, 2019. The annual base rent under the Lease Amendment is approximately $471,000 per year and is subject to annual increases of approximately three percent per year. In connection with the lease amendment, we issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease extension. We believe that our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS.

USAA

On March 29, 2012, USAA filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit, and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to us and that we used such information in our patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

On April 12, 2012, we filed a lawsuit against USAA in the U.S. District Court for the District of Delaware, alleging that USAA infringes five of our patents relating to image capture on mobile devices, breached the parties’ license agreement by using our products beyond the scope of the agreed-upon license terms and breached the parties’ license agreement by disclosing confidential pricing and other confidential information for our legacy product installation in the lawsuit USAA filed in Texas.

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, we answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action, and filed a counterclaim against USAA for violation of the Lanham Act.

We believe that USAA’s claims are without merit and intend to vigorously defend against these claims and pursue our claims against USAA. We do not believe that the results of USAA’s claims will have a material adverse effect on our financial condition or results of operations.

Top Image Systems Ltd.

On September 26, 2012, we filed a lawsuit against Israeli-based Top Image Systems Ltd. and TIS America Inc. (collectively, “TISA”) in the U.S. District Court for the District of Delaware, alleging that TISA infringes five of our patents relating to image capture on mobile devices. We are seeking damages against TISA and injunctive relief to prevent them from selling its mobile imaging products.

Other Legal Matters

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, management believes that the disposition of such matters, in the aggregate, will not have a material effect on our financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

On July 14, 2011, our common stock began trading on the NASDAQ Capital Market under the ticker symbol “MITK.” Prior to July 14, 2011, our common stock was quoted on the Over-the-Counter Bulletin Board (the “OTCBB”). The closing sales price of our common stock on November 23, 2012 was $2.70.

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

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2012
Fourth Quarter	$4.89	$2.74
Third Quarter	9.37	1.98
Second Quarter	12.58	7.02
First Quarter	12.05	6.60

FISCAL YEAR ENDED SEPTEMBER 30, 2011
Fourth Quarter*	$12.91	$6.81
Third Quarter	7.35	4.50
Second Quarter	6.56	3.65
First Quarter	6.05	1.75

*	Reflects the high and low closing sales prices for our common stock after July 14, 2011. For the period from July 1, 2011 through July 13, 2011, the high and low bid information for our common stock on the OTCBB was $8.37 and $7.35, respectively.

Holders

As of November 23, 2012, there were 360 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

Sales of Equity Securities During the Period

All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act of 1933 have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.

ITEM 6.	SELECTED FINANCIAL DATA.

As a smaller reporting company (as defined by Section 10(f)(1) of Regulation S-K) for fiscal year 2012, we have elected to use the scaled disclosure rules for smaller reporting companies and accordingly are not required to provide the information set forth in this Item.

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

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications market. Our technology for extracting data from any image taken using camera-equipped smartphones and tablets enables the development of consumer-friendly software products that use the camera as a simple mechanism to enter data and complete transactions. Users take a picture of the document and our products correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2012, 564 financial institutions, including 28 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy our Mobile Deposit® product. Of the 564 financial institutions, 205 have deployed our Mobile Deposit® product with their customers. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

We market and sell our mobile imaging software solutions through channel partners or directly to enterprise customers and end-users that typically purchase licenses based on the number of transactions or subscribers that use our mobile software. Our mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Market Opportunities, Challenges and Risks

The acceptance of mobile banking by financial institutions and their customers has helped drive demand for our mobile imaging software products. During fiscal year 2012, a significant number of financial institutions deployed our mobile imaging software products, particularly Mobile Deposit®, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an all-around better retail customer experience in mobile banking.

To continue the growth in market acceptance, we must continue to offer mobile imaging software products that address the growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or alternative technologies, any decline in the demand for mobile applications or negative publicity, or the obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are derived from a single type of technology, our product concentration may make us especially vulnerable to fluctuations in market demand and competition from alternative technologies, which could reduce our revenues.

The implementation cycles for our software products and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, subject to delays and require significant investments. If implementation of our software products by our channel partners and customers are delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.

We derive revenue predominately from the sale of software licenses to use the products covered by our patented technologies, such as Mobile Deposit®, and to a lesser extent, by providing maintenance and professional services for the products we offer. The revenue we derive from these software licenses is primarily derived from product sales to our channel partners. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including but not limited to the timing of implementation of our products by our channel partners and customers and the timing of additional software licenses and/or license renewals by our channel partners and customers.

During fiscal years 2012 and 2011, sales of software licenses to channel partners have comprised a significant part of our revenue each quarter. This customer concentration is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell the previously purchased products to customers. However, such a relationship could take time to develop, if it develops at all.

Our mobile imaging products address a new market for the use of camera-equipped smartphone and tablets and therefore face emerging competition. We believe our products are among the first smartphone and tablet solutions of their kind, but we anticipate growing competition as the market matures. We intend to continue to further strengthen our software product portfolio through continued research and development to help us remain competitive. We may have difficulty meeting changing market conditions and developing enhancements to our software applications on a timely basis in order to maintain our competitive advantage. Our continued growth will ultimately depend upon our ability to develop additional software products and attract strategic alliances that sell such technologies.

Results of Operations

Comparison of the Year Ended September 30, 2012 and 2011

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2012 compared to the year ended September 30, 2011 (in thousands, except percentages):

	2012	2011	Change $	Change %
Revenue
Software	$6,387	$8,123	$(1,736)	-21%
Maintenance and professional services	2,706	2,143	563	26%

Total revenue	$9,093	$10,266	$(1,173)	-11%

Cost of revenue-software	$1,264	$1,172	$92	8%
% of revenue	14%	11%

Selling and marketing	$3,450	$2,411	$1,039	43%
% of revenue	38%	23%

Research and development	$6,664	$2,996	$3,668	122%
% of revenue	73%	29%

General and administrative	$5,596	$3,431	$2,165	63%
% of revenue	62%	33%

Other income (expense), net	$37	$(379)	$416	-110%
% of revenue	0%	-4%

Revenue

Total revenue decreased $1,173,292, or 11%, to $9,092,683 in 2012 compared to $10,265,975 in 2011. The decrease was primarily due to a decrease in sales of software licenses of $1,736,383, or 21%, to $6,386,361 in 2012 compared to $8,122,744 in 2011. The decrease in software license revenue primarily relates to decreases in sales of our Mobile Deposit® and ImageNet® products due to fewer large software licenses by partners and customers in 2012, compared to 2011. Maintenance and professional services revenue increased $563,091, or 26%, to $2,706,322 in 2012 compared to $2,143,231 in 2011 primarily due to an increase in recurring maintenance contracts, as well as additional software product sales during 2012.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs related to software support and billable professional services engagements, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue increased $92,186, or 8%, to $1,263,920 in 2012 compared to $1,171,734 in 2011. The increase is primarily due to an increase in personnel costs related to software support due to additional headcount and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue increased to 14% in 2012 compared to 11% in 2011 primarily due to a smaller mix of higher margin mobile products.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel and marketing programs. Selling and marketing expenses increased $1,039,343, or 43%, to $3,450,054 in 2012 compared to $2,410,711 in 2011. As a percentage of net sales, selling and marketing expenses increased to 38% in 2012 compared to 23% in 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $482,000 related to an increase in headcount associated with the growth of our business, as well as increased marketing program expenses totaling approximately $412,000.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering, research and development, and product management and support. These costs are incurred to develop new software products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines and develop new, feature-rich products. We also employ research personnel, whose efforts are instrumental in ensuring product development from current technologies to anticipated future generations of products within our markets.

Research and development expenses increased $3,667,921, or 122%, to $6,664,030 in 2012 compared to $2,996,109 in 2011. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense, totaling approximately $2,672,000 related to an increase in headcount associated with the growth of our business, as well as an increase in outside services of approximately $961,000. As a percentage of net sales, research and development expenses increased to 73% in 2012 compared to 29% in 2011.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, facilities, legal, accounting, and other administrative fees. General and administrative expenses increased $2,164,820, or 63%, to $5,595,843 in 2012 compared to $3,431,023 in 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling approximately $1,254,000 related to an increase in headcount associated with the growth of our business and higher incentive compensation provided in 2012, and higher legal fees of approximately $747,000 primarily related to litigation and patent prosecution activity. As a percentage of net sales, general and administrative expenses increased to 62% in 2012 compared to 33% in 2011.

Other Income (Expense), Net

Interest and other expense, net was $239,984 in 2012 compared to $427,547 in 2011, a decrease of $187,563, or 44%. During fiscal year 2011, we incurred expenses associated with the accretion of the discount on our convertible debentures and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of the conversion of the debentures. These expenses did not recur in fiscal year 2012. This decrease was partially offset by an increase in amortization expense related to investment returns in fiscal year 2012. Interest income was $277,144 in 2012 compared to $48,584 in 2011, an increase of $228, 560 due to higher cash balances and related investment returns during 2012.

(Benefit from) Provision for Income Taxes

We recorded an income tax benefit of $4,008 in 2012. In 2011, we recorded a provision for income taxes of $2,492, primarily for state franchise taxes.

Liquidity and Capital Resources

On September 30, 2012, we had $14,607,317 in cash and cash equivalents and short-term and long-term investments compared to $16,260,584 on September 30, 2011, a decrease of $1,653,267, or 10%. The decrease in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash used in operating activities.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by a security interest in our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of September 30, 2012. We had no amounts outstanding under this credit facility as of September 30, 2012.

Net cash (used in) provided by operating activities

Net cash used in operating activities during the fiscal year ended September 30, 2012 was $1,778,764 and resulted primarily from hiring additional personnel and other investments in the business. The primary non-cash adjustments to operating activities were stock-based compensation expense of $2,599,858, accretion and amortization on debt securities of $261,398 and depreciation and amortization of $231,981. These changes in cash used in operating activities were offset by a decrease in accounts receivable of $1,862,555 associated with decreased sales and the timing of customer billings and receipt of payments and an increase in deferred revenue of $758,855.

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

Net cash provided by investing activities

Net cash provided by investing activities was $2,107,767 during fiscal year 2012, which consisted of $14,635,005 related to the sale and maturity of investments, partially offset by investments of $12,187,523, and $339,715 related to the purchase of property and equipment.

During the fiscal year ended September 30, 2011, net cash used in investing activities was $10,819,081, which consisted of $10,614,723 related to the purchase of investments and $204,358 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $717,371 during fiscal year 2012, which included net proceeds of $732,287 from the exercise of stock options partially offset by principal payments on capital lease obligations of $14,916.

During the fiscal year ended September 30, 2011, net cash provided by financing activities included net proceeds of $14,595,366 from private placements of our common stock during fiscal year 2011 and $258,214 from the exercise of warrants and stock options.

Other Liquidity Matters

On September 30, 2012, we had investments of $7,905,227, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At September 30, 2012, we had $5,819,537 of our available-for-sale securities classified as current and $2,085,690 classified as long-term. At September 30, 2011, we had $10,187,638 of our available-for-sale securities classified as current and $417,230 classified as long-term.

We had working capital of $11,001,447 at September 30, 2012, compared to $17,343,700 at September 30, 2011.

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and end-users that may include licensing of our software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 to our financial statements included in this Form 10-K.

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

Accounts Receivable

We consistently monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

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

In using this fair value hierarchy, management may be required to make assumptions about pricing by market participants and assumptions about risk, specifically when using unobservable inputs to determine fair value. These assumptions are subjective in nature and may significantly affect our results of operations.

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, the beneficial conversion feature related to convertible debt and compensation expense related to stock options granted, involves significant estimates based on underlying assumptions made by management. The valuation of warrants and stock options are based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against deferred tax assets due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income, and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that we will no longer incur losses or if we are unable to generate sufficient future taxable income, we could be required to maintain the valuation allowance against our deferred tax assets.

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2012 and 2011.

Amortization of capitalized software development costs begins when product sales commence. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined by Section 10(f)(1) of Regulation S-K)for fiscal year 2012, we have elected to use the scaled disclosure rules for smaller reporting companies and accordingly are not required to provide the information set forth in this Item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2012.

Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2013 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Financial Statements of Mitek Systems, Inc. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

As a smaller reporting company (as defined by Section 10(f)(1) of Regulation S-K) for fiscal year 2012, we have elected to use the scaled disclosure rules for smaller reporting companies and accordingly are not required to provide the information set forth in this item.

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Mitek Systems, Inc. 2000 Stock Option Plan.	(4)

10.2	Mitek Systems, Inc. 2002 Stock Option Plan.	(5)

10.3	Mitek Systems, Inc. 2006 Stock Option Plan.	(6)

10.4	Mitek Systems, Inc. 2010 Stock Option Plan.	(7)

10.5	Mitek Systems, Inc. 2012 Incentive Plan.	(8)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(9)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(10)

10.8	Stock Option Agreement, dated May 19, 2003, by and between James B. DeBello and Mitek Systems, Inc., as amended.	(11)

10.9	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(3)

10.10	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(3)

10.11	Form of Securities Purchase Agreement, dated September 30, 2010, between Mitek Systems, Inc. and certain accredited investors.	(12)

10.12	Executive Severance and Change in Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(13)

10.13	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(14)

10.14	Executive Severance and Change in Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(14)

Exhibit No.	Description	Incorporated by Reference from Document

10.15	Form of Executive Severance and Change in Control Plan.	(13)

10.16	Form of Indemnification Agreement.	(13)

10.17	Form of Securities Purchase Agreement, dated May 5, 2011, between Mitek Systems, Inc. and certain accredited investors.	(15)

10.18	Lease, dated September 13, 2005, by and between Arden Realty Finance V, L.L.C. and Mitek Systems, Inc., as amended.	*

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 7, 2012.
(9)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form SB-2 filed with the SEC on July 9, 1996.

(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 15, 2011.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September, 30, 2010 filed with the SEC on November 16, 2010.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2012	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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

/s/ James B. DeBello James B. DeBello	President and Chief Executive Officer and Director (Principal Executive Officer)	December 7, 2012

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2012

/s/ John M. Thornton John M. Thornton	Chairman of the Board of Directors and Director	December 7, 2012

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 7, 2012

/s/ Gerald I. Farmer Gerald I. Farmer	Director	December 7, 2012

/s/ Bruce E. Hansen Bruce E. Hansen	Director	December 7, 2012

/s/ Alex W. Hart Alex W. Hart	Director	December 7, 2012

/s/ Sally B. Thornton Sally B. Thornton	Director	December 7, 2012

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mitek Systems, Inc.

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2012 and 2011, and the related statements of operations and other comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2012 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 7, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations and other comprehensive income, stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated December 7, 2012 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 7, 2012

MITEK SYSTEMS, INC.

BALANCE SHEETS

	September 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$6,702,090	$5,655,716
Short-term investments	5,819,537	10,187,638
Accounts receivable, net	1,097,311	2,956,295
Other current assets	485,165	317,382

Total current assets	14,104,103	19,117,031

Long-term investments	2,085,690	417,230
Property and equipment, net	491,079	196,519
Other non-current assets	42,049	120,903

Total assets	$16,722,921	$19,851,683

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711,950	$358,907
Accrued payroll and related taxes	726,965	496,009
Deferred revenue	1,632,085	873,230
Other current liabilities	31,656	45,185

Total current liabilities	3,102,656	1,773,331

Other non-current liabilities	63,586	23,061

Total liabilities	3,166,242	1,796,392

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 25,995,216 and 24,144,366 issued and outstanding, respectively	25,995	24,144
Additional paid-in capital	36,990,691	33,660,397
Accumulated other comprehensive loss	(616)	(9,855)
Accumulated deficit	(23,459,391)	(15,619,395)

Total stockholders’ equity	13,556,679	18,055,291

Total liabilities and stockholders’ equity	$16,722,921	$19,851,683

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the years ended September 30,
	2012	2011
Revenue
Software	$6,386,361	$8,122,744
Maintenance and professional services	2,706,322	2,143,231

Total revenue	9,092,683	10,265,975

Operating costs and expenses
Cost of revenue-software	540,321	662,080
Cost of revenue-maintenance and professional services	723,599	509,654
Selling and marketing	3,450,054	2,410,711
Research and development	6,664,030	2,996,109
General and administrative	5,595,843	3,431,023

Total costs and expenses	16,973,847	10,009,577

Operating (loss) income	(7,881,164)	256,398

Other income (expense), net
Interest and other expense, net	(239,984)	(427,547)
Interest income	277,144	48,584

Total other income (expense), net	37,160	(378,963)

Loss before income taxes	(7,844,004)	(122,565)
(Benefit from) provision for income taxes	(4,008)	2,492

Net loss	$(7,839,996)	$(125,057)

Net loss per shares—basic and diluted	$(0.31)	$(0.01)

Shares used in calculating net loss per share—basic and diluted	25,124,179	21,506,508

Other comprehensive loss:
Net loss	$(7,839,996)	$(125,057)
Unrealized gain (loss) on investments	9,239	(9,855)

Other comprehensive loss	$(7,830,757)	$(134,912)

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2012 and 2011

	Common Stock Outstanding (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance, September 30, 2010	17,816,249	$17,816	$16,477,981	$(15,494,338)	$—	$1,001,459
Conversion of debentures	1,418,573	1,419	1,062,507	—	—	1,063,926
Issuance of common stock	3,357,143	3,357	14,592,009	—	—	14,595,366
Exercise of stock options	651,951	651	219,646	—	—	220,297
Exercise of warrants	41,666	42	37,875	—	—	37,917
Cashless exercise of warrants	615,448	616	(616)	—	—	—
Cashless exercise of stock options	243,336	243	(243)	—	—	—
Stock-based compensation expense	—	—	1,271,238	—	—	1,271,238
Components of comprehensive income:
Net loss	—	—	—	(125,057)	—	(125,057)
Change in unrealized loss on investments	—	—	—	—	(9,855)	(9,855)

Total comprehensive loss						(134,912)

Balance, September 30, 2011	24,144,366	$24,144	$33,660,397	$(15,619,395)	$(9,855)	$18,055,291
Exercise of stock options	1,440,737	1,441	730,846	—	—	732,287
Cashless exercise of warrants	110,926	111	(111)	—	—	—
Cashless exercise of stock options	299,187	299	(299)	—	—	—
Stock-based compensation expense	—	—	2,599,858	—	—	2,599,858
Components of other comprehensive income:
Net loss	—	—	—	(7,839,996)	—	(7,839,996)
Change in unrealized loss on investments	—	—	—	—	9,239	9,239

Total other comprehensive loss						(7,830,757)

Balance, September 30, 2012	25,995,216	$25,995	$36,990,691	$(23,459,391)	$(616)	$13,556,679

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2012	2011
OPERATING ACTIVITIES
Net loss	$(7,839,996)	$(125,057)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,599,858	1,271,238
Accretion and amortization on debt securities	261,398	—
Depreciation and amortization	231,981	179,291
Provision for bad debt	(3,571)	15,340
Non-cash interest expense on convertible debt	—	384,124
Amortization of capitalized debt issuance costs	—	53,945
Changes in assets and liabilities:
Accounts receivable	1,862,555	(1,750,036)
Other assets	(180,367)	(181,873)
Accounts payable	353,043	130,393
Accrued payroll and related taxes	230,956	299,478
Deferred revenue	758,855	41,858
Other accrued liabilities	(53,476)	(2,533)

Net cash (used in) provided by operating activities	(1,778,764)	316,168

INVESTING ACTIVITIES
Purchases of investments	(12,187,523)	(10,614,723)
Sales and maturities of investments	14,635,005	—
Purchases of property and equipment	(339,715)	(204,358)

Net cash provided by (used in) investing activities	2,107,767	(10,819,081)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock	—	14,595,366
Proceeds from exercise of warrants and stock options	732,287	258,214
Principal payments on capital lease obligations	(14,916)	—

Net cash provided by financing activities	717,371	14,853,580

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,046,374	4,350,667
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,655,716	1,305,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,702,090	$5,655,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$10,397	$5,333

Cash paid for income taxes	$800	$2,492

NON-CASH FINANCING AND INVESTING ACTIVITIES
Capital lease obligations	$95,388	$—

Unrealized holding gain (loss) on available for sale investments	$9,239	$(9,855)

Cashless exercise of option and warrants	$410	$859

Conversion of debt to common stock	$—	$1,063,926

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2012 AND 2011

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is engaged in the development, sale and service of its proprietary software solutions related to mobile imaging solutions and intelligent character recognition software.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications market. The Company’s technology for extracting data from any image taken using camera-equipped smartphones and tablets enables the development of consumer-friendly software products that use the camera as a simple mechanism to enter data and complete transactions. Users take a picture of the document and the Company’s products correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2012, 564 financial institutions, including 28 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy Mobile Deposit®. Of the 564 financial institutions, 205 have deployed Mobile Deposit® with their customers. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

The Company markets and sells its mobile imaging software solutions through channel partners or directly to enterprise customers and end-users that typically purchase licenses based on the number of transactions or subscribers that use the Company’s mobile software. The Company’s mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Basis of Presentation

The financial statements are prepared under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Earnings (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive common shares outstanding during the period, such as convertible debt, options, warrants and restricted stock units, if dilutive.

At September 30, 2012 and 2011, the following potentially dilutive common shares were excluded from the earnings per share calculation, as they would have been antidilutive:

	2012	2011
Stock options	3,512,286	4,553,904
Warrants	6,667	132,189
Restricted stock units	515,834	300,000

Total potentially dilutive common shares outstanding	4,034,787	4,986,093

The computation of basic and diluted loss per share is as follows:

	Twelve months ended September 30,
	2012	2011
Net loss	$(7,839,996)	$(125,057)

Weighted-average common shares and share equivalents outstanding—basic	25,124,179	21,506,508
Effect of dilutive stock options	—	—

Weighted-average common shares and share equivalents outstanding—diluted	25,124,179	21,506,508

Earnings (loss) per share:
Basic	$(0.31)	$(0.01)
Diluted	$(0.31)	$(0.01)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”), including evidence of an arrangement, delivery, fixed or determinable fee, collectability and vendor specific objective evidence (“VSOE”) about the fair value of an element are met. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Customer support services, or maintenance revenues, include post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rates offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relationship to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Cash and Cash Equivalents

Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. A substantial portion of the Company’s cash is deposited with one financial institution. The Company monitors the financial condition of this financial institution and does not believe that funds on deposit are subject to a significant degree of risk.

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations.

All investments whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet.

Fair Value Measurements

The carrying amounts of cash equivalents, investments, accounts receivable, accounts payable and other accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $17,773 and $21,344 as of September 30, 2012 and 2011, respectively.

Deferred Maintenance Fees

Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the Statements of Operations over the maintenance period, which is typically one year.

Property and Equipment

Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2012 and 2011:

	2012	2011
Property and equipment—at cost:
Equipment	$684,552	$855,883
Furniture and fixtures	130,559	143,701
Leasehold improvements	65,227	49,300

	880,338	1,048,884

Less: accumulated depreciation and amortization	(460,223)	(852,365)
Construction in progress	70,964	—

Total property and equipment, net	$491,079	$196,519

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the useful life of the lease or seven years. Depreciation and amortization of property and equipment totaled approximately $141,000 and $42,000 for the fiscal years ended September 30, 2012 and 2011, respectively. Included in property and equipment as of September 30, 2012 is approximately $95,000 of equipment purchased under a capital lease. There were no fixed assets acquired under capital leases at September 30, 2011. Depreciation expense related to the equipment purchased under the capital lease was approximately $17,000 in fiscal year 2012 and accumulated depreciation was approximately$17,000 at September 30, 2012. The Company recorded no depreciation expense related to capital leases in fiscal year 2011, nor was there any related accumulated depreciation at September 30, 2011. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were approximately $58,000 and $43,000 for the fiscal years ended September 30, 2012 and 2011, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2012 and 2011.

Capitalized Software Development Costs

The Company evaluates its capitalized software development costs at each balance sheet date to determine if the unamortized balance related to any given product exceeds the estimated net realizable value of that product. Any such excess is written off through accelerated amortization in the quarter in which it is identified. Determining net realizable value, as defined by ASC Topic 985-20, Accounting for the Costs of Software to Be Sold, Leased or Otherwise Marketed, requires making estimates and judgments in quantifying the appropriate amount to write off, if any. Actual amounts realized from the software products could differ from those estimates. Also, any future changes to the Company’s product portfolio could result in significant increases to its cost of license revenue as a result of the write-off of capitalized software development costs.

The Company recorded amortization of software development costs of approximately $91,000 and $137,000 for the fiscal years ended September 30, 2012 and 2011, respectively. The Company records amortization of software development costs as cost of revenue-software in the Statements of Operations.

Deferred Revenue

Deferred revenue represents customer billings, paid up front, generally annually at the beginning of each maintenance period, with revenue recognized ratably over such period. For certain other licensing arrangements, revenue attributable to undelivered elements, including post-contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the arrangement.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 5 for additional details.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax positions will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 5 for additional details.

Stock-Based Compensation

The Company records stock-based compensation in accordance with ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

Advertising Expense

Advertising costs are expensed as incurred and totaled approximately $72,000 and $76,000 during the fiscal years ended September 30, 2012, and 2011, respectively.

Research and Development

Research and development costs are expensed in the period incurred.

Leases

Leases are reviewed and classified as capital or operating at their inception. For leases that contain rent escalations, the Company records the total rent payable on a straight-line basis over the term of the lease. The difference between rent payments and straight-line rent expense is recorded as deferred rent.

Segment Reporting

ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. The Company’s family of products consists of mobile imaging solutions and intelligent character recognition software provided as development toolkits. During the fiscal year ended September 30, 2012, management has determined that the Company has only one operating segment, document image processing and image analytics, based on the Company’s product and service offerings that use its intelligent character recognition and document capture technology.

Accumulated Other Comprehensive Loss

Comprehensive loss is comprised of net loss and other comprehensive loss. The Company has disclosed comprehensive loss as a component of stockholders’ equity. Accumulated other comprehensive loss on the balance sheet at September 30, 2012 includes net unrealized gains on the Company’s available-for-sale securities of $9,239. At September 30, 2011, accumulated other comprehensive loss includes net unrealized losses of $9,855 on available-for-sale securities.

2.	INVESTMENTS

The following table summarizes investments by security type as of September 30, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,818,549	$3,343	$(2,355)	$5,819,537
Corporate debt securities, long-term	2,087,294	684	(2,288)	2,085,690

Total	$7,905,843	$4,027	$(4,643)	$7,905,227

The following table summarizes investments by security type as of September 30, 2011:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$10,195,487	$-	$(7,849)	$10,187,638
Corporate debt securities, long-term	419,236	-	(2,006)	417,230

Total	$10,614,723	$-	$(9,855)	$10,604,868

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2012 and 2011, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2012 and 2011.

Fair Value Measurements and Disclosures

ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which consists of the following:

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

Based on the fair value hierarchy, all of the Company’s investments were classified as Level 2 at September 30, 2012 and 2011, as represented in the following table:

	2012	2011
Short-term investments:
Corporate debt securities
Industrial	$2,264,934	$2,773,546
Financial	1,604,618	1,246,154
Commercial paper
Financial	1,197,730	2,398,570
Industrial	348,817	399,827
Agency bond	—	3,369,541
Certificate of deposit—financial	403,438	—

Total short-term investments	$5,819,537	$10,187,638

Long-term investments:
Corporate debt securities
Financial	$1,237,992	$417,230
Industrial	426,974	—
Utility	420,724	—

Total long-term investments	$2,085,690	$417,230

3.	DEBT

Convertible Debt

In December 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue the following securities in exchange for aggregate consideration of approximately $1,000,000: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share. Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75. The transaction resulted in proceeds to the Company of approximately $922,000, net of transaction costs and expenses.

In December 2010, the Company converted the then-outstanding balance of the debentures of approximately $1,064,000, including accrued interest of approximately $51,000, into 1,418,573 shares of the Company’s common stock at a conversion price of $0.75 per share. In addition, the Company recognized as interest expense the remaining unamortized discount of approximately $320,000 related to the beneficial conversion feature at the time of conversion in accordance with ASC Topic 470-20, Debt with Conversion and Other Options.

Prior to the conversion, interest was payable in cash or stock at the rate of 5% per annum on each conversion date (as to the principal amount being converted), on each early redemption date (as to the principal amount being redeemed) and on the maturity date. The principal amount of the debentures, if not paid earlier, was due and payable on December 10, 2011. The Company had the right to redeem all or a portion of the debentures before maturity by payment in cash of the outstanding principal amount plus accrued and unpaid interest on the principal amount being redeemed. The Company agreed to honor any notices of conversion that it received from the holder before the date the Company paid off the debentures. The debentures were convertible into shares of the Company’s common stock at any time at the discretion of the holder at a conversion price of $0.75 per share, subject to adjustment for stock splits, stock dividends and the like. The Company had the right to force conversion of the debentures if (i) the closing price of its common stock exceeded 200% of the then-effective conversion price for 20 trading days out of a consecutive 30 trading-day period or (ii) the average daily trading volume for its common stock exceeded 100,000 shares per trading day for 20 trading days out of a consecutive 30 trading-day period and the closing price of its common stock exceeded 100% of the then-effective conversion price for 20 trading days out of a consecutive 30 trading-day period. The debentures imposed certain covenants on the Company including restrictions against paying cash dividends or distributions on shares of its outstanding common stock. The debentures were secured by all of the Company’s assets under the terms of a security agreement it entered into with the investors dated December 10, 2009.

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

Of the gross proceeds, approximately $786,000 was allocated to the debentures and approximately $226,000 to the warrants. The value of the warrants was estimated using a Black-Scholes option pricing model. The amount allocated to the warrants was recorded as a discount on the debentures and was being amortized to interest expense in the accompanying Statements of Operations over the term of the debentures. In addition, based on the conversion price of $0.75 and relative value of the debentures, a beneficial conversion feature of approximately $402,000 was recorded as an additional discount on the debentures and was being amortized to interest expense in the accompanying Statements of Operations over the term of the debentures.

The fair value of the vested warrants was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	2.19%
Expected term (in years)	5
Stock price volatility	207%
Expected dividend yield	0%

Credit Facility

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which the Company was in compliance as of September 30, 2012 and 2011. The Company had no amounts outstanding under this credit facility as of September 30, 2012.

4.	STOCKHOLDERS’ EQUITY

Common Stock

In October 2010, the Company sold 500,000 shares of common stock at $1.50 per share to accredited investors in a private placement, resulting in net proceeds of $750,000.

In December 2010, the Company issued 1,418,573 shares of common stock upon the conversion of outstanding convertible debentures as discussed in greater detail in Note 3.

In May 2011, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company sold to the investors an aggregate of 2,857,143 shares of the Company’s common stock at a purchase price of $5.25 per share for aggregate gross proceeds of $15,000,000. The Company paid cash compensation of approximately $1,050,000 in placement agent fees and reimbursed $25,000 of placement agent out-of-pocket expenses incurred in connection with the financing. In addition, the Company incurred legal fees of approximately $80,000 in connection with the private placement, resulting in net proceeds of approximately $13,845,000.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors. As of September 30, 2012, there were warrants to purchase 6,667 shares of the Company’s common stock outstanding with an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014.

In connection with the issuance of shares of common stock to John H. Harland Company (“JHH Co.”) in February and May 2005, the Company issued to JHH Co. warrants to purchase 321,428 shares of the Company’s common stock at an exercise price of $0.70 per share, subject to adjustment for stock splits, stock dividends and the like. In June 2011, JHH Co. exercised the warrants, which were due to expire between February and May 2012. The warrants were exercised under the cashless exercise method, resulting in the issuance of 288,582 shares of common stock to the warrant holder and the cancellation of the remaining 32,846 shares in consideration of the issuance.

In connection with issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share, as discussed in greater detail in Note 3. Of such warrants, warrants to purchase 330,834 shares of the Company’s common stock have been exercised and warrants to purchase 6,667 shares of common stock remain outstanding as of September 30, 2012. These warrants expire in December 2014.

The following table summarizes warrant activity in the fiscal year ended September 30, 2012:

	Number of warrants	Weighted-average exercise price
Oustanding and exercisable at September 30, 2011	132,189	$0.91
Issued	—
Exercised	(125,522)	$0.91
Expired	—

Oustanding and exercisable at September 30, 2012	6,667	$0.91

Stock-based Compensation

The Company applies the fair value recognition provisions of ASC 718.

The fair value of stock options granted to employees and directors is calculated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

The value of stock-based compensation is based on the single option valuation approach under ASC 718. It is assumed no dividends will be declared. The estimated fair value of stock-based compensation awards is amortized using the straight-line method over the vesting period of the option.

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2012 of approximately 14.85% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2012 and 2011. Prior to the adoption of ASC 718, any tax benefits received by the Company related to stock option exercises would have been reported as operating cash flows.

The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2012 and 2011 were based on the following assumptions:

	2012	2011
Risk-free interest rate	0.35% - 1.06%	0.26% - 2.26%
Expected life (years)	5	5.5
Expected volatility	110%	193%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards under ASC 718 for the fiscal years ended September 30, 2012 and 2011, which were allocated as follows:

	2012	2011
Sales and marketing	$471,716	$235,710
Research and development	592,249	290,239
General and administrative	1,535,893	745,289

Stock-based compensation expense included in operating expenses	$2,599,858	$1,271,238

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	2,074,410	$1.44	4.72	$4,322,186
Unvested	1,437,876	$6.20	8.97	440,698

Total	3,512,286	$3.39	6.46	$4,762,884

As of September 30, 2012, the Company had $6,161,479 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 3.3 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2010	4,534,328	$0.66	6.21
Granted	976,531	$3.70
Exercised	(942,639)	$0.53
Cancelled	(14,316)	$0.57

Outstanding, September 30, 2011	4,553,904	$1.34	6.15
Granted	1,095,750	$8.54
Exercised	(1,812,215)	$0.81
Cancelled	(325,153)	$6.41

Outstanding, September 30, 2012	3,512,286	$3.39	6.46

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2012:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.70	358,840	5.27	$0.33	358,840	$0.33	—
$0.79 to $0.82	787,319	5.43	$0.80	695,145	$0.80	92,174
$1.06 to $2.32	729,302	2.56	$1.21	729,302	$1.21	—
$2.60 to $5.90	948,575	8.76	$3.34	199,448	$2.74	749,127
$6.39 to $11.68	688,250	9.22	$10.30	91,675	$9.54	596,575

	3,512,286	6.46	$3.39	2,074,410	$1.44	1,437,876

The total intrinsic value of options exercised during the fiscal year ended September 30, 2012 was $14,215,750. The per-share weighted average fair value of options granted during the fiscal year ended September 30, 2012 was $5.97.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the board of directors. The total number of shares of the Company’s common stock reserved for issuance under the 2012 Plan is 2,000,000 shares, plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under the Company’s 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”). There were no awards granted under the Prior Plans after the approval of the 2012 Plan by the Company’s stockholders on February 22, 2012. Stock options granted under the Prior Plans that were outstanding at such date remain in effect until such options are exercised or expire.

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of September 30, 2012, stock options to purchase 723,000 shares of the Company’s common stock and 215,834 restricted stock units were outstanding under the 2012 Plan, and 1,245,067 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of September 30, 2012:

2000 Stock Option Plan	317,812
2002 Stock Option Plan	255,663
2006 Stock Option Plan	405,490
2010 Stock Option Plan	1,410,321

Total stock options outstanding under the Prior Plans	2,389,286

In May 2003, the Chief Executive Officer of the Company was granted an option to purchase up to 400,000 shares of the Company’s common stock in connection with his appointment as President and Chief Executive Officer. This grant was made without shareholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the shares subject to the grant on December 15, 2011.

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

On March 15, 2011, the Company awarded an aggregate of 300,000 restricted stock units to its directors at a fair value of $5.12 per share. The restricted stock units vest monthly over five years. To the extent a restricted stock unit becomes vested, and subject to satisfaction of any tax withholding obligations, each vested restricted stock unit will entitle its holder to receive one share of the Company’s common stock, which will be settled and deemed issued and outstanding upon the earlier to occur of: (i) a change in control; (ii) a director’s separation from service; or (iii) the fifth anniversary of the award date. A holder of outstanding restricted stock units has none of the rights and privileges of a stockholder of the Company, including no right to vote or to receive dividends (if any), until such time as the awards are settled in shares of common stock.

The Company has awarded restricted stock units to certain of its employees at a weighted-average fair value of $8.44 per share. The restricted stock units vest in equal annual installments over four years.

The following table summarizes restricted stock unit activity under the Company’s plans during the fiscal years ended September 30, 2012 and 2011:

	Number of Shares	Weighted Average Fair Market Value Per Share
Outstanding, September 30, 2010	—	—
Granted	300,000	$5.12
Settled	—	—
Cancelled	—	—

Outstanding, September 30, 2011	300,000	$5.12
Granted	255,835	$8.44
Settled	—	—
Cancelled	(40,001)	$11.05

Outstanding, September 30, 2012	515,834	$6.30

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $529,072 and $179,343 in stock-based compensation expense related to outstanding restricted stock units in the fiscal years ended September 30, 2012 and 2011, respectively. As of September 30, 2012, the Company had approximately $2,543,465 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 3.5 years.

5.	INCOME TAXES

For the fiscal years ended September 30, 2012 and 2011 the (benefit) provision for income taxes were as follows:

	2012	2011
Federal—current	$(4,808)	$—
State—current	800	2,492

Total	$(4,008)	$2,492

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets (liabilities):
Net operating loss carryforwards	$8,428,034	$6,031,376
Capitalized research and development costs	336,475	519,141
Stock based compensation	380,989	280,633
Prepaid License Fees	4,641	50,769
AMT credit carryforwards	66,320	71,128
Other	78,620	85,366
Research credit carryforwards	49,310	58,361

Total deferred assets	9,344,389	7,096,774
Valuation allowance for net deferred tax assets	(9,344,389)	(7,096,774)

Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2012 and 2011 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the fiscal year ended September 30, 2012 was an increase of $2,247,615. The net change in the total valuation allowance for the year ended September 30, 2011 was a decrease of $17,388. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2012, the Company has available net operating loss carryforwards of $38,161,579 for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are $31,323,928 and will begin to expire in 2013. Included in these amounts are federal and state net operating losses of $15,665,767 attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2012, the Company has available federal research and development credit carryforwards of $29,306 and alternative minimum tax credit carryforwards of $66,320. The research and development credits will start to expire in 2023. As of September 30, 2012, the Company has available state research and development credit carryforwards and manufacturers’ investment credit carryforwards of $21,963 and $16,568 respectively. The state research and development credits have no expiration date and the state manufacturers’ investment credits start to expire in the current year.

The Company’s ability to use its net operating loss and research and development credit carryforwards may be substantially limited due to ownership change limitations that may have occurred or that could occur in the future, as required by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”), as well as similar state provisions. The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” as defined in Section 382. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operations or financial position of the Company.

The differences between the provision for income taxes and income taxes computed using the U.S federal income tax rate was as follows for the fiscal years ended September 30, 2012 and 2011:

	2012	2011
Amount computed using statutory rate	$(2,666,961)	$(42,519)
Net change in valuation allowance for net deferred tax assets	2,247,615	(18,388)
Non-deductible items	807,533	798
Other	—	(18,378)
State income tax	(392,995)	78,487
State tax expense	800	2,492

(Benefit) provision for income taxes	$(4,008)	$2,492

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Because the Company is carrying forward federal and state net operating losses from 1997 and 2000, respectively, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 1997 and 2000, as the case may be. The Company does not have any uncertain tax positions. As of September 30, 2012, no accrued interest or penalties are recorded in the financial statements.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

USAA

On March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against the Company seeking, among other things, a declaratory judgment that USAA does not infringe certain patents of the Company relating to Mobile Deposit and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to the Company and that the Company used such information in its patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

On April 12, 2012, the Company filed a lawsuit against USAA in the U.S. District Court for the District of Delaware, alleging that USAA infringes five of the Company’s patents relating to image capture on mobile devices, breached the parties’ license agreement by using the Company’s products beyond the scope of the agreed-upon license terms and breached the parties’ license agreement by disclosing confidential pricing and other confidential information for a Company legacy product installation in the lawsuit USAA filed in Texas.

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, the Company answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action, and filed a counterclaim against USAA for violation of the Lanham Act.

The Company believes that USAA’s claims are without merit and intends to vigorously defend against those claims and pursue its claims against USAA. The Company does not believe that the results of USAA’s claims will have a material adverse effect on its financial condition or results of operations.

Top Image Systems Ltd.

On September 26, 2012, the Company filed a lawsuit against Israeli-based Top Image Systems Ltd. and TIS America Inc. (collectively “TISA”) in the U.S. District Court for the District of Delaware, alleging that TISA infringes five of the Company’s patents relating to image capture on mobile devices. The Company is seeking damages against TISA and injunctive relief to prevent them from selling their mobile imaging products.

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, management of the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. The Company’s board of directors may, at its sole discretion, approve matching contributions by the Company. During the fiscal years ended September 30, 2012 and 2011, the Company’s board of directors did not approve any Company matching contributions to the plan.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 24,012 square feet of office space in San Diego, California. The lease for such space was due to expire in December 2012. On July 3, 2012, the Company entered into an amendment to the existing lease (the “Lease Amendment”), which decreases the rentable square footage to approximately 22,523 square feet. The Lease Amendment commences on January 1, 2013 and extends the term of the existing lease through June 30, 2019. The annual base rent under the Lease Amendment is approximately $471,000 per year and is subject to annual increases of approximately three percent per year. In connection with the lease amendment, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease extension. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2013	$456,588
2014	481,535
2015	495,981
2016	510,861
2017	526,187
2018 and thereafter	958,931

Total	$3,430,083

Rent expense for the Company’s operating lease for its facility for the fiscal years ended September 30, 2012 and 2011 totaled approximately $336,000 and $288,000, respectively.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the fiscal year ended September 30, 2012, the Company derived revenue of approximately $3,788,000 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of the Company’s total revenue, compared to revenue of approximately $3,385,000 from two customers, with such customers accounting for 22% and 11%, respectively, of the Company’s total revenue in the fiscal year ended September 30, 2011. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were approximately $675,000 and $840,000 at September 30, 2012 and 2011, respectively.

The Company’s revenue is derived primarily from the sale by the Company to channel partners, including systems integrators and resellers, and end-users of licenses to sell software products covered by the Company’s patented technologies. These contractual arrangements do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products. In most cases, the channel partners purchase the software license from the Company after they receive an order from an end-user. The channel partners receive orders from various individual end-users; therefore, the sale of a software license to a channel partner may represent sales to multiple end-users. End-users can purchase the Company’s products through more than one channel partner.

Revenues can fluctuate based on the timing of software license renewals by channel partners. When a channel partner purchases or renews a software license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s software products and there are no future payment obligations related to such agreement; therefore the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last few years, sales of software licenses to channel partners have comprised a significant part of the Company’s revenue. This is attributable to the timing of when a particular channel partner purchases or renews a software license from the Company and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either the Company or another channel partner could sell the Company’s previously purchased products.

International sales accounted for approximately 5% and 12% of the Company’s total revenue for the fiscal years ended September 30, 2012 and 2011, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal year ended September 30, 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company made purchases from one vendor that comprised approximately 13% of the Company’s total purchases for the fiscal year ended September 30, 2011. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.