Form 10-Q
period 2012-12-31
MITEK SYSTEMS INC
filed 2013-02-06
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 26,091,283 shares of the registrant’s common stock outstanding as of February 1, 2013.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2012

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2012 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,592,950	$6,702,090
Short-term investments	4,663,159	5,819,537
Accounts receivable, net	1,624,225	1,097,311
Other current assets	431,239	485,165

Total current assets	16,311,573	14,104,103
Long-term investments	828,000	2,085,690
Property and equipment, net	757,584	491,079
Other non-current assets	42,049	42,049

Total assets	$17,939,206	$16,722,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,155,898	$711,950
Accrued payroll and related taxes	871,557	726,965
Deferred revenue	2,439,581	1,632,085
Other current liabilities	55,408	31,656

Total current liabilities	4,522,444	3,102,656
Other non-current liabilities	521,576	63,586

Total liabilities	5,044,020	3,166,242

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 40,000,000 shares authorized, 26,041,283 and 25,995,216 issued and outstanding, respectively	26,041	25,995
Additional paid-in capital	37,684,416	36,990,691
Accumulated other comprehensive income (loss)	3,762	(616)
Accumulated deficit	(24,819,033)	(23,459,391)

Total stockholders’ equity	12,895,186	13,556,679

Total liabilities and stockholders’ equity	$17,939,206	$16,722,921

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Revenue
Software	$2,570,706	$2,892,026
Maintenance and professional services	738,958	627,458

Total revenue	3,309,664	3,519,484

Operating costs and expenses
Cost of revenue-software	192,606	147,660
Cost of revenue-maintenance and professional services	147,390	154,609
Selling and marketing	1,264,052	850,928
Research and development	1,402,753	1,179,106
General and administrative	1,668,929	1,163,228

Total operating costs and expenses	4,675,730	3,495,531

Operating (loss) income	(1,366,066)	23,953
Other income (expense), net
Interest and other expense, net	(43,693)	(67,065)
Interest income	50,117	74,024

Total other income (expense), net	6,424	6,959

Income (loss) before income taxes	(1,359,642)	30,912
Provision for income taxes	—	(4,637)

Net (loss) income	$(1,359,642)	$26,275

Net (loss) income per share—basic	$(0.05)	$0.00

Net (loss) income per share—diluted	$(0.05)	$0.00

Shares used in calculating basic net (loss) income per share	26,024,288	24,390,215

Shares used in calculating diluted net (loss) income per share	26,024,288	27,817,545

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2012	2011
Operating activities:
Net (loss) income	$(1,359,642)	$26,275
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	656,534	501,697
Accretion and amortization on debt securities	97,751	—
Depreciation and amortization	48,616	59,997
Provision (recovery) for doubtful accounts	(2,773)	4,206
Changes in assets and liabilities:
Accounts receivable	(524,141)	(113,364)
Other assets	(2,157)	19,579
Accounts payable	443,948	183,315
Accrued payroll and related taxes	144,592	148,869
Deferred revenue	807,496	359,464
Other liabilities	485,802	(29,410)

Net cash provided by operating activities	796,026	1,160,628

Investing activities:
Purchases of investments	(308,956)	(219,268)
Sales and maturities of investments	2,685,734	—
Purchases of property and equipment	(315,121)	(43,304)

Net cash provided by (used in) investing activities	2,061,657	(262,572)

Financing activities:
Proceeds from exercise of stock options	37,237	161,130
Principal payments on capital lease obligations	(4,060)	(3,436)

Net cash provided by financing activities	33,177	157,694

Net increase in cash and cash equivalents	2,890,860	1,055,750

Cash and cash equivalents at beginning of period	6,702,090	5,655,716

Cash and cash equivalents at end of period	$9,592,950	$6,711,466

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,192	$3,122

Cash paid for income taxes	$—	$800

Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$4,378	$4,931

Capital lease obligations incurred	$—	$95,388

Cashless exercise of options and warrants	$—	$82

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

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2012, 708 financial institutions, including 32 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy Mobile Deposit®. Of the 708 financial institutions, 318 have deployed Mobile Deposit® to their customers. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile EnrollmentTM, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

The Company markets and sells its mobile imaging software solutions through channel partners or directly to enterprise customers and end-users that typically purchase licenses based on the number of transactions processed or the number of subscribers that use the Company’s mobile software. The Company’s mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited financial statements of the Company as of December 31, 2012 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). We believe the footnotes and other disclosures made are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012 (the “Form 10-K”).

Results for the three months ended December 31, 2012 are not necessarily indicative of results for any other interim period or for a full year.

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

At December 31, 2012 and 2011, the following potentially dilutive common shares were excluded from the earnings per share calculation, as they would have been antidilutive:

	2012	2011
Stock options	3,780,471	246,500
Warrants	6,667	—
Restricted stock units	719,167	—

Total potentially dilutive common shares outstanding	4,506,305	246,500

The computation of basic and diluted net income (loss) per share is as follows:

	Three months ended December 31,
	2012	2011
Net (loss) income	$(1,359,642)	$26,275

Weighted-average common shares outstanding—basic	26,024,288	24,390,215

Effect of dilutive securities	—	3,427,330

Weighted-average common shares and share equivalents outstanding—diluted	26,024,288	27,817,545

Net (loss) income per share—basic	$(0.05)	$0.00

Net (loss) income per share—diluted	$(0.05)	$0.00

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Certain customers have agreements that provide for usage fees above fixed minimums. Fixed minimum transaction fees are recognized as revenue ratably over the term of the arrangement. Usage fees above fixed minimums are recognized as revenue when such amounts are reasonably estimable and billable. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $15,000 and $17,773 as of December 31, 2012 and September 30, 2012, respectively.

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the periods ended December 31, 2012 and September 30, 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

Fair Value of Equity Instruments

The fair value of equity instruments involves significant estimates based on underlying assumptions made by management. The fair value for purchase rights under the Company’s equity plans is measured at the grant date using a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions and using the closing price of the Company’s common stock on the grant date for restricted stock units. The fair value of stock-based awards is recognized as an expense over the requisite term of the award.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against the deferred tax assets due to uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses or if it is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive income (loss):

	Three months ended December 31,
	2012	2011
Net income (loss)	$(1,359,642)	$26,275
Other comprehensive income (loss):
Change in unrealized gains/losses on marketable securities	4,378	4,931

Total comprehensive income (loss)	$(1,355,264)	$31,206

Accumulated other comprehensive income on the balance sheet at December 31, 2012 includes a net unrealized gain on the Company’s available-for-sale securities of $3,762, compared to a net unrealized loss of approximately $616 at September 30, 2012.

2. INVESTMENTS

The following table summarizes investments by type of security as of December 31, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$4,660,020	$3,616	$(477)	$4,663,159
Corporate debt securities, long-term	827,377	623	—	828,000

Total	$5,487,397	$4,239	$(477)	$5,491,159

The following table summarizes investments by type of security as of September 30, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,818,549	$3,343	$(2,355)	$5,819,537
Corporate debt securities, long-term	2,087,294	684	(2,288)	2,085,690

Total	$7,905,843	$4,027	$(4,643)	$7,905,227

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2012 and September 30, 2012, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether that the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2012 and 2011.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which consists of the following:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	December 31, 2012	September 30, 2012
Short-term investments:
Corporate debt securities
Industrial	$1,186,251	$2,264,934
Financial	1,110,978	1,604,618
Utility	416,225	—
Commercial paper
Financial	1,198,965	1,197,730
Industrial	349,148	348,817
Certificate of deposit—financial	401,592	403,438

Total short-term investments	$4,663,159	$5,819,537

Long-term investments:
Corporate debt securities
Financial	$828,000	$1,237,992
Industrial	—	426,974
Utility	—	420,724

Total long-term investments	$828,000	$2,085,690

3. CREDIT FACILITY

In January 2011, the Company entered into a loan and security agreement with its primary operating bank. The loan agreement permits the Company to borrow, repay, and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. The Company’s obligations under the loan agreement are secured by a security interest in its equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. The Company is also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, with which the Company was in compliance as of December 31, 2012 and 2011.

4. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards, which was allocated as follows:

	Three months ended December 31,
	2012	2011
Sales and marketing	$76,653	$69,563
Research and development	123,578	107,219
General and administrative	456,303	324,915

Stock-based compensation expense included in operating expenses	$656,534	$501,697

The fair value calculations for stock-based compensation awards were based on the following assumptions:

	Three months ended December 31,
	2012	2011
Risk-free interest rate	0.18% - 0.71%	0.35% - 1.06%
Expected life (years)	4.91	4.14
Expected volatility	165%	90%
Expected dividends	None	None

The expected life of options granted is derived using assumed exercise rates based on historical exercise patterns and vesting terms, and represents the period of time that options granted are expected to be outstanding. Expected stock price volatility is based upon implied volatility and other factors, including historical volatility. After assessing all available information on either historical volatility, implied volatility, or both, the Company concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility.

As of December 31, 2012, the Company had $9,024,393 of unrecognized compensation expense related to outstanding stock options and restricted stock units expected to be recognized over a weighted-average period of approximately 3.1 years.

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the three months ended December 31, 2012:

	Number of Shares	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	394,563	$2.52
Exercised	(46,067)	$0.81
Cancelled	(80,311)	$7.77

Outstanding, December 31, 2012	3,780,471	$3.23	6.53

As of December 31, 2012, the Company had $6,208,656 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.9 years. The per share weighted-average fair value of options granted during the three months ended December 31, 2012 was $2.48.

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2012:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 – $ 0.79	877,935	5.48	$0.60	846,507	$0.60	31,428
$0.80 – $ 1.95	946,116	2.51	$1.12	941,251	$1.12	4,865
$2.34 – $ 2.60	847,002	8.65	$2.50	209,633	$2.60	637,369
$3.33 – $ 9.97	738,668	9.16	$5.96	110,912	$8.91	627,756
$11.05 – $ 11.68	370,750	9.13	$11.08	17,991	$11.19	352,759

	3,780,471	6.53	$3.23	2,126,294	$1.55	1,654,177

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2012 and 2011was $84,510 and $3,524,675, respectively. As of December 31, 2012, there were 3,780,471 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.53 years, $3.23 and $4,862,479, respectively. As of December 31, 2012, there were 2,126,294 options exercisable with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 4.57 years, $1.55 and $4,304,201, respectively.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of December 31, 2012, stock options to purchase 1,080,063 shares of the Company’s common stock and 244,167 restricted stock units were outstanding under the 2012 Plan, and 902,482 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of December 31, 2012:

2000 Stock Option Plan	316,392
2002 Stock Option Plan	243,163
2006 Stock Option Plan	368,000
2010 Stock Option Plan	1,372,853

Total stock options outstanding under the Prior Plans	2,300,408

In May 2003, the President and Chief Executive Officer of the Company was granted an option to purchase up to 400,000 shares of the Company’s common stock in connection with his appointment as President and Chief Executive Officer. This grant was made without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the shares subject to the grant on December 15, 2011.

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Company’s plans during the three months ended December 31, 2012:

	Number of Shares	Weighted Average Fair Market Value Per Share
Outstanding, September 30, 2012	515,834	$6.30
Granted	215,000	$2.69
Settled	—	—
Cancelled	(11,667)	$11.05

Outstanding, December 31, 2012	719,167	$5.15

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $176,158 and $76,861 in stock-based compensation expense related to the outstanding restricted stock units in the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had $2,815,737 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 3.4 years.

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

The California state net operating loss carryforwards were suspended for the 2011 tax year. Any operating loss carryforwards that will expire prior to utilization as a result of limitations on the ability to utilize such carryforwards will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. There can be no assurance that the Company will ever realize the benefit of any or all of the federal and state net operating loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the net operating loss carryforwards. Based on the 100% valuation allowance on the net deferred tax assets, the Company does not anticipate that future changes in the Company’s unrecognized tax benefits will impact its effective tax rate.

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2012 or December 31, 2011, and has not recognized interest and/or penalties in the statements of operations for the three months ended December 31, 2012.

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

On January 7, 2013, TISA answered the Company’s complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, the Company amended its complaint to add a sixth patent, which had recently been issued to Company and also relates to image capture on mobile devices.

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

7. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended December 31, 2012, the Company derived revenue of approximately $1,954,000 from three customers, totaling 28%, 21% and 11% of the Company’s total revenue, compared to revenue of approximately $2,455,000 from four customers, totaling 26%, 16%, 15% and 13% of the Company’s total revenue in the three months ended December 31, 2011. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were approximately $2,347,000 and $1,827,000 at December 31, 2012 and 2011, respectively.

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

International sales accounted for approximately 3% and 2% of the Company’s total revenue for the three months ended December 31, 2012 and 2011, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company made purchases from one vendor that comprised approximately 10% of the Company’s total purchases for the three months ended December 31, 2011. The corresponding accounts payable balance due from the vendor from which purchases were in excess of 10% of total purchases for the three months ended December 31, 2011 was $9,834. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

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

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2012, 708 financial institutions, including 32 of the top 50 U.S. retail banks and payment processing companies, have signed agreements to deploy Mobile Deposit®. Of the 708 financial institutions, 318 have deployed Mobile Deposit® to their customers. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

We market and sell our mobile imaging software solutions through channel partners or directly to enterprise customers and end-users that typically purchase licenses based on the number of transactions or subscribers that use our mobile software. Our mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brand.

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

To sustain our growth in 2013 and beyond, we must continue to offer mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers and require significant investments. For example, as of December 31, 2012, we executed agreements indirectly through channel partners or directly with customers covering 708 Mobile Deposit® customers, 318 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® application, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During the last few quarters, sales of licenses to one or two channel partners have comprised a significant part of our revenue each quarter. This is attributable to the timing of when a particular channel partner renews or purchases a license from us and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to end-users. However, in that case, we or other channel partners must establish a relationship with the end-user, which could take time to develop, if it develops at all.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2012 and 2011

Revenue

Total revenue decreased $209,820, or 6%, to $3,309,664 for the three months ended December 31, 2012 compared to $3,519,484 for the three months ended December 31, 2011. The decrease is primarily due to a decrease in sales of software licenses of $321,320, or 11%, to $2,570,706 for the three months ended December 31, 2012 compared to $2,892,026 for the three months ended December 31, 2011. The decrease in software license revenue primarily relates to the timing of sales of our mobile imaging products as well as the deferral of revenues from certain current year licenses that are expected to be recognized in future periods. Sales of maintenance and professional services increased $111,500, or 18%, to $738,958 for the three months ended December 31, 2012 compared to $627,458 for the three months ended December 31, 2011 primarily due to an increase in maintenance agreements and revenue related thereto.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs related to software support and billable professional services engagements, amortization of capitalized software development costs, cost of reproduction of compact discs and other media devices, and shipping costs. Cost of revenue increased $37,727, or 12%, to $339,996 for the three months ended December 31, 2012 compared to $302,269 for the three months ended December 31, 2011. The increase is primarily due to a relatively higher mix of sales of products containing third-party software on which we pay royalties, partially offset by decreased professional services activity on billable engagements. As a percentage of revenue, cost of revenue increased to 10% for the three months ended December 31, 2012 compared to 9% for the three months ended December 31, 2011, primarily due to the decrease in revenue.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $413,124 or 49%, to $1,264,052 for the three months ended December 31, 2012 compared to $850,928 for the three months ended December 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, related to an increase in headcount associated with establishing our direct sales force. As a percentage of revenue, selling and marketing expenses increased to 38% for the three months ended December 31, 2012 compared to 24% for the three months ended December 31, 2011.

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

Research and development expenses increased $223,647, or 19%, to $1,402,753 for the three months ended December 31, 2012 compared to $1,179,106 for the three months ended December 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, related to an increase in headcount associated with the growth of our business, outside services and recruitment expenses. As a percentage of revenue, research and development expenses increased to 42% for the three months ended December 31, 2012 compared to 34% for the three months ended December 31, 2011.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $505,701, or 43%, to $1,668,929 for the three months ended December 31, 2012 compared to $1,163,228 for the three months ended December 31, 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, an increase in headcount associated with the growth of our business and increased legal expenses. As a percentage of revenue, general and administrative expenses increased to 50% for the three months ended December 31, 2012 compared to 33% for the three months ended December 31, 2011, primarily due to the increases in personnel-related costs and legal fees.

Other Income (Expense), Net

Interest and other expense, net was $43,693 for the three months ended December 31, 2012 compared to $67,065 for the three months ended December 31, 2011, an increase of $23,372 primarily due to a decrease in amortization expense related to our investment portfolio. Interest income was $50,117 for the three months ended December 31, 2012 compared to $74,024 for the three months ended December 31, 2011, a decrease of $23,907 due to a decrease in our investment portfolio.

Liquidity and Capital Resources

On December 31, 2012, we had $15,084,109 in cash and cash equivalents and short-term and long-term investments compared to $14,607,317 on September 30, 2012, an increase of $476,792. The increase in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash provided by operating activities.

Net cash provided by operating activities

Net cash provided by operating activities during the three months ended December 31, 2012 was $796,026. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $656,534, $97,751, and $48,616, respectively. Cash provided by operating activities also increased due to increases in deferred revenue of $807,496, other liabilities of $485,802 and accounts payable of $443,948, partially offset by a decrease in accounts receivable of $524,141, all associated with the growth of our business.

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

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2,061,657 during the three months ended December 31, 2012, which consisted of $2,685,734 related to the sales and maturities of investments, partially offset by purchases of investments of $308,956, and $315,121 related to the purchase of property and equipment.

Net cash used in investing activities was $262,572 during the three months ended December 31, 2011, which consisted of $219,268 related to the purchase of investments and $43,304 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $33,177 during the three months ended December 31, 2012, which included net proceeds of $37,237 from the exercise of stock options partially offset by principal payments on capital lease obligations of $4,060.

Net cash provided by financing activities was $157,694 during the three months ended December 31, 2011, which included net proceeds of $161,130 from the exercise of stock options partially offset by principal payments on capital lease obligations of $3,436.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank. The loan agreement permits us to borrow, repay and re-borrow, from time to time until January 31, 2013, up to $400,000 subject to the terms and conditions of the agreement. Our obligations under the loan agreement are secured by our equipment and other personal property. Interest on the credit facility accrues at an annual rate equal to one percentage point above the Prime Rate, fixed on the date of each advance. Interest on the outstanding amount under the loan agreement is payable monthly. The loan agreement contains customary covenants for credit facilities of this type, including limitations on the disposition of assets, mergers and reorganizations. We are also obligated to meet certain financial covenants under the loan agreement, including minimum liquidity, for which we were in compliance as of December 31, 2012. We had no amounts outstanding under this credit facility as of December 31, 2012.

Other Liquidity Matters

On December 31, 2012, we had investments of $5,491,159, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At December 31, 2012, we had $4,663,159 of our available-for-sale securities classified as current and $828,000 classified as long-term. At September 30, 2012, we had $5,819,537 of our available-for-sale securities classified as current and $2,085,690 classified as long-term.

We had working capital of $11,789,129 at December 31, 2012 compared to $11,001,447 at September 30, 2012.

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

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2012 and 2011, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of December 31, 2012 had remaining maturities between approximately two and 18 months. Our short-term and long-term marketable securities had a fair market value of $5,491,159 at December 31, 2012, representing approximately 31% of our total assets.

The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our investment portfolio’s exposure to changes in market interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities due to the relatively short maturities of these investments. While changes in market interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 6 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of December 31, 2012, there have been no material developments in our historical legal proceedings since September 30, 2012.

Top Image Systems Ltd.

As previously disclosed in the Form 10-K, on September 26, 2012, we filed a lawsuit against Israeli-based Top Image Systems Ltd. and TIS America Inc. (collectively, “TISA”) in the U.S. District Court for the District of Delaware, alleging that TISA infringes five of our patents relating to image capture on mobile devices. We are seeking damages against TISA and injunctive relief to prevent them from selling its mobile imaging products.

On January 7, 2013, TISA answered our complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, we amended our complaint to add our sixth patent, which had recently been issued and also relates to image capture on mobile devices.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, we believe that the disposition of such matters, in the aggregate, will not have a material effect on our financial condition or results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document
3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

Exhibit No.	Description	Incorporated by Reference from Document

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2013	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)