Form 10-Q
period 2013-03-31
MITEK SYSTEMS INC
filed 2013-05-08
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

There were 27,044,039 shares of the registrant’s common stock outstanding as of May 3, 2013.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$9,991,249	$6,702,090
Short-term investments	4,901,326	5,819,537
Accounts receivable, net	793,699	1,097,311
Other current assets	720,432	485,165

Total current assets	16,406,706	14,104,103
Long-term investments	418,016	2,085,690
Property and equipment, net	1,122,593	491,079
Other non-current assets	42,049	42,049

Total assets	$17,989,364	$16,722,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,776,094	$711,950
Accrued payroll and related taxes	922,668	726,965
Deferred revenue	2,436,997	1,632,085
Other current liabilities	122,852	31,656

Total current liabilities	5,258,611	3,102,656
Other non-current liabilities	818,837	63,586

Total liabilities	6,077,448	3,166,242

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 40,000,000 shares authorized, respectively, 27,044,039 and 25,995,216 issued and outstanding, respectively	27,044	25,995
Additional paid-in capital	39,095,260	36,990,691
Accumulated other comprehensive income (loss)	1,920	(616)
Accumulated deficit	(27,212,308)	(23,459,391)

Total stockholders’ equity	11,911,916	13,556,679

Total liabilities and stockholders’ equity	$17,989,364	$16,722,921

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue
Software	$2,174,878	$505,448	$4,745,584	$3,397,474
Maintenance and professional services	1,049,384	686,289	1,788,343	1,313,747

Total revenue	3,224,262	1,191,737	6,533,927	4,711,221

Operating costs and expenses
Cost of revenue-software	154,256	109,528	346,862	257,187
Cost of revenue-maintenance and professional services	262,836	200,209	410,226	354,818
Selling and marketing	1,417,397	712,037	2,681,449	1,562,966
Research and development	1,641,353	1,730,679	3,044,107	2,909,785
General and administrative	2,147,806	1,299,953	3,816,735	2,463,182

Total costs and expenses	5,623,648	4,052,406	10,299,379	7,547,938

Operating loss	(2,399,386)	(2,860,669)	(3,765,452)	(2,836,717)
Other income (expense), net
Interest and other expense	(29,211)	(62,638)	(72,904)	(129,703)
Interest income	36,122	72,114	86,239	146,138

Total other income (expense), net	6,911	9,476	13,335	16,435

Loss before income taxes	(2,392,475)	(2,851,193)	(3,752,117)	(2,820,282)
Provision for income taxes	(800)	3,837	(800)	(800)

Net loss	$(2,393,275)	$(2,847,356)	$(3,752,917)	$(2,821,082)

Net loss per share – basic and diluted	$(0.09)	$(0.11)	$(0.14)	$(0.11)

Shares used in calculating net loss per share – basic and diluted	26,473,938	25,013,284	26,246,642	24,700,047

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2013	2012
Operating activities:
Net loss	$(3,752,917)	$(2,821,082)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,360,133	1,152,884
Accretion and amortization on debt securities	98,822	124,440
Depreciation and amortization	117,147	123,117
Provision (recovery) for doubtful accounts	(3,773)	6,184
Changes in assets and liabilities:
Accounts receivable	307,385	1,499,537
Other assets	(264,316)	(284,398)
Accounts payable	1,064,144	402,149
Accrued payroll and related taxes	195,703	12,580
Deferred revenue	804,912	673,519
Other liabilities	854,702	(46,577)

Net cash provided by operating activities	781,942	842,353

Investing activities:
Purchases of investments	(1,417,086)	(8,158,866)
Sales and maturities of investments	3,935,734	7,435,005
Purchases of property and equipment	(748,661)	(87,047)

Net cash provided by (used in) investing activities	1,769,987	(810,908)

Financing activities:
Proceeds from exercise of stock options	745,485	541,917
Principal payments on capital lease obligations	(8,255)	(7,174)

Net cash provided by financing activities	737,230	534,743

Net increase in cash and cash equivalents	3,289,159	566,188
Cash and cash equivalents at beginning of period	6,702,090	5,655,716

Cash and cash equivalents at end of period	$9,991,249	$6,221,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,249	$3,122

Cash paid for income taxes	$800	$800

Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$2,536	$10,049

Cashless exercise of options and warrants	$121	$357

Cashless settlement of restricted stock units	$12	$—

Capital lease obligations incurred	$—	$95,388

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

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of March 31, 2013, 889 financial institutions have signed agreements to deploy Mobile Deposit®, and 445 of these financial institutions have deployed Mobile Deposit® to their customers. The Company’s list of Mobile Deposit® customers includes 35 of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the fourth quarter of 2012. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company as of March 31, 2013 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). We believe the footnotes and other disclosures made are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012 (the “Form 10-K”).

Results for the three and six months ended March 31, 2013 are not necessarily indicative of results for any other interim period or for a full year.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as options, warrants and restricted stock units, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three and six months ended March 31, 2013 and 2012, the following potentially dilutive common shares were excluded from the earnings per share calculation, as they would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Stock options	2,672,758	3,907,535	2,672,758	3,907,535
Warrants	6,667	55,522	6,667	55,522
Restricted stock units	680,004	455,835	680,004	455,835

Total potentially dilutive common shares outstanding	3,359,429	4,418,892	3,359,429	4,418,892

The computation of basic and diluted loss per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Net loss	$(2,393,275)	$(2,847,356)	$(3,752,917)	$(2,821,082)

Weighted average common shares outstanding - basic	26,473,938	25,013,284	26,246,642	24,700,047

Effect of dilutive common share equivalents	—	—	—	—

Weighted average common shares and share equivalents outstanding - diluted	26,473,938	25,013,284	26,246,642	24,700,047

Net loss per share - basic	$(0.09)	$(0.11)	$(0.14)	$(0.11)

Net loss per share - diluted	$(0.09)	$(0.11)	$(0.14)	$(0.11)

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $14,000 and $17,773 as of March 31, 2013 and September 30, 2012, respectively.

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products and fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the periods ended March 31, 2013 and September 30, 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

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

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss:

	Three months ended March 31,		Six months ended March 31,
	2013	2012	2013	2012
Net loss	$(2,393,275)	$(2,847,356)	$(3,752,917)	$(2,821,082)
Other comprehensive loss:
Change in unrealized (losses) gains on marketable securities	(1,842)	5,118	2,536	10,049

Total comprehensive loss	$(2,395,117)	$(2,842,238)	$(3,750,381)	$(2,811,033)

Accumulated other comprehensive income on the balance sheet at March 31, 2013 includes a net unrealized gain on the Company’s available-for-sale securities of $1,920, compared to a net unrealized loss of $616 at September 30, 2012.

2. INVESTMENTS

The following table summarizes investments by type of security as of March 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$4,899,835	$2,348	$(857)	$4,901,326
Corporate debt securities, long-term	417,587	429	—	418,016

Total	$5,317,422	$2,777	$(857)	$5,319,342

The following table summarizes investments by type of security as of September 30, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,818,549	$3,343	$(2,355)	$5,819,537
Corporate debt securities, long-term	2,087,294	684	(2,288)	2,085,690

Total	$7,905,843	$4,027	$(4,643)	$7,905,227

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2013 and September 30, 2012, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2013 and 2012.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	March 31, 2013	September 30, 2012
Short-term investments:
Corporate debt securities
Financial	$2,219,654	$1,604,618
Industrial	1,171,982	2,264,934
Utility	411,168	—
Commercial paper
Industrial	748,781	348,817
Financial	349,741	1,197,730
Certificate of deposit—financial	—	403,438

Total short-term investments	$4,901,326	$5,819,537

Long-term investments:
Corporate debt securities
Financial	$418,016	$1,237,992
Industrial	—	426,974
Utility	—	420,724

Total long-term investments	$418,016	$2,085,690

3. CREDIT FACILITY

In January 2011, the Company entered into a loan and security agreement with its primary operating bank (the “Loan Agreement”). The Loan Agreement permitted the Company to borrow, repay and re-borrow up to $400,000 from time to time until January 31, 2013, subject to the terms and conditions of the Loan Agreement. The Loan Agreement expired on January 31, 2013, at which time there were no borrowings outstanding.

4. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and restricted stock unit awards, which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Sales and marketing	$98,651	$111,178	$175,303	$180,741
Research and development	162,481	176,607	286,060	283,826
General and administrative	442,467	363,402	898,770	688,317

Stock-based compensation expense included in operating expenses	$703,599	$651,187	$1,360,133	$1,152,884

The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2013 and 2012 were based on the following assumptions:

	Six Months Ended March 31, 2013	Six Months Ended March 31, 2012
Risk-free interest rate	0.18 – 0.81%	0.35 – 1.06%
Expected life (years)	4.98	4.69
Expected volatility	167%	90%
Expected dividends	None	None

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

As of March 31, 2013, the Company had $7,826,302 of unrecognized compensation expense related to outstanding stock options and restricted stock units expected to be recognized over a weighted average period of approximately 3.2 years.

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the six months ended March 31, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	441,563	$2.68
Exercised	(1,091,613)	$0.90
Cancelled	(189,478)	$7.03

Outstanding, March 31, 2013	2,672,758	$4.03	7.62

The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2013:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 – $ 0.79	413,491	6.77	$0.74	413,491	$0.74	—
$0.80 – $ 1.95	365,014	2.98	$0.94	362,651	$0.94	2,363
$2.34 – $ 2.60	805,752	8.34	$2.51	236,430	$2.60	569,322
$3.33 – $ 9.97	760,751	8.99	$5.86	127,827	$9.07	632,924
$11.05 – $ 11.68	327,750	8.88	$11.08	102,845	$11.08	224,905

	2,672,758	7.62	$4.03	1,243,244	$2.86	1,429,514

The Company recognized $503,242 and $983,618, respectively, in stock-based compensation expense related to the outstanding stock options in the three and six months ended March 31, 2013. During the three and six months ended March 31, 2012, the Company recognized $513,333 and $938,169, respectively, in stock-based compensation related to outstanding stock options. As of March 31, 2013, the Company had $5,358,264 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 3.0 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price, multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2013 and 2012 was $3,769,654 and $13,064,815, respectively. As of March 31, 2013, there were 2,672,758 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.62 years, $4.03 and $5,087,198, respectively. As of March 31, 2012, there were 3,907,535 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 6.83 years, $3.23 and $32,597,442, respectively.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of March 31, 2013, stock options to purchase 1,040,813 shares of the Company’s common stock and 205,004 restricted stock units were outstanding under the 2012 Plan, and 977,983 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of March 31, 2013:

2000 Stock Option Plan	216,392
2002 Stock Option Plan	230,419
2006 Stock Option Plan	49,000
2010 Stock Option Plan	1,136,134

Total stock options outstanding under the Prior Plans	1,631,945

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

Restricted Stock Units

The following table summarizes restricted stock unit activity under the Company’s equity plans during the six months ended March 31, 2013:

	Number of Shares	Weighted Average Fair Market Value Per Share
Outstanding, September 30, 2012	515,834	$6.30
Granted	215,000	$2.69
Settled	(25,829)	$11.05
Cancelled	(25,001)	$11.05

Outstanding, March 31, 2013	680,004	$4.81

The cost of the restricted stock units is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $200,357 and $376,515, respectively, in stock-based compensation expense related to the outstanding restricted stock units in the three and six months ended March 31, 2013. During the three and six months ended March 31, 2012, the Company recognized $137,854 and $214,715, respectively, in stock-based compensation related to outstanding restricted stock units. As of March 31, 2013, the Company had $2,468,039 of unrecognized compensation expense related to outstanding restricted stock units expected to be recognized over a weighted-average period of approximately 3.5 years.

5. INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such carryforwards began to expire in the fiscal year ended September 30, 2013. The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

There can be no assurance that the Company will ever realize the benefit of any or all of the federal and state net operating loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which may limit the usefulness of the net operating loss carryforwards. Due to the 100% valuation allowance on the net deferred tax assets, the Company does not anticipate that future changes in the Company’s unrecognized tax benefits will impact its effective tax rate.

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of March 31, 2013 or September 30, 2012, and has not recognized interest and/or penalties in the statements of operations for the three and six months ended March 31, 2013 and 2012.

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

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, the Company answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act.

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

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 24,012 square feet of office space in San Diego, California. On July 3, 2012, the Company entered into an amendment to the existing lease (the “Lease Amendment”), which decreases the rentable square footage to approximately 22,523 square feet. The Lease Amendment commenced on January 1, 2013 and extended the term of the existing lease through June 30, 2019. The annual base rent under the Lease Amendment is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the Lease Amendment, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease extension. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

7. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended March 31, 2013, the Company derived revenue of approximately $1,299,000 from two customers, totaling 30% and 10% of the Company’s total revenue, compared to revenue of approximately $302,000 from two customers, totaling 15% and 11% of the Company’s total revenue in the three months ended March 31, 2012. For the six months ended March 31, 2013, the Company derived revenue of approximately $2,619,000 from two customers, totaling 25% and 15% of the Company’s total revenue, compared to revenue of approximately $2,806,000 from four customers, totaling 21%, 16%, 13% and 10% of the Company’s total revenue in the six months ended March 31, 2012. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were approximately $190,000 and $1,003,000 at March 31, 2013 and 2012, respectively.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore, the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last several quarters, sales of licenses to one or more channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either we or another channel partner could sell our products to the end-user that purchased from the channel partner we lost.

International sales accounted for approximately 2% of the Company’s total revenue for both the three and six months ended March 31, 2013, respectively. During the three and six months ended March 31, 2012, international sales accounted for approximately 10% and 4%, respectively, of the Company’s total revenue. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2013 and 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any single vendor, given the availability of alternative sources from which the Company may purchase necessary integrated software components.

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

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of March 31, 2013, 889 financial institutions have signed agreements to deploy Mobile Deposit®, and 445 of these financial institutions have deployed Mobile Deposit® to their customers. Our list of Mobile Deposit® customers includes 35 of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the fourth quarter of 2012. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

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

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® application, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced retail customer experience in mobile banking.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers and require significant investments. For example, as of March 31, 2013, we executed agreements indirectly through channel partners or directly with customers covering 889 Mobile Deposit® customers, 445 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and 2012

Revenue

Total revenue increased $2,032,525, or 171%, to $3,224,262 for the three months ended March 31, 2013 compared to $1,191,737 for the three months ended March 31, 2012. The increase is primarily due to an increase in sales of software licenses of $1,669,430, or 330%, to $2,174,878 for the three months ended March 31, 2013 compared to $505,448 for the three months ended March 31, 2012. The increase in software license revenue primarily relates to the timing of sales of our mobile imaging products as well as the recognition of revenues from certain license sales that were previously deferred. Sales of maintenance and professional services increased $363,095, or 53%, to $1,049,384 for the three months ended March 31, 2013 compared to $686,289 for the three months ended March 31, 2012, primarily due to an increase in maintenance agreements and revenue related thereto.

Cost of Revenue

Cost of revenue includes the costs of royalties for third-party products embedded in our products, personnel costs related to software support and billable professional services engagements. Cost of revenue increased $107,355, or 35%, to $417,092 for the three months ended March 31, 2013 compared to $309,737 for the three months ended March 31, 2012. The increase is primarily due to the increase in revenue. As a percentage of revenue, cost of revenue decreased to 13% for the three months ended March 31, 2013 compared to 26% for the three months ended March 31, 2012, primarily due to the increase in revenue.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $705,360, or 99%, to $1,417,397 for the three months ended March 31, 2013 compared to $712,037 for the three months ended March 31, 2012. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, related to an increase in headcount associated with establishing our direct sales force, including the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, selling and marketing expenses decreased to 44% for the three months ended March 31, 2013 compared to 60% for the three months ended March 31, 2012, primarily due to the increase in revenue.

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

Research and development expenses decreased $89,326, or 5%, to $1,641,353 for the three months ended March 31, 2013 compared to $1,730,679 for the three months ended March 31, 2012. The decrease is primarily due to the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, research and development expenses decreased to 51% for the three months ended March 31, 2013 compared to 145% for the three months ended March 31, 2012, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $847,853, or 65%, to $2,147,806 for the three months ended March 31, 2013 compared to $1,299,953 for the three months ended March 31, 2012. The increase is primarily due to increased legal fees and increased personnel-related costs, including stock-based and other incentive compensation expenses, related to an increase in headcount associated with the growth of our business. As a percentage of revenue, general and administrative expenses decreased to 67% for the three months ended March 31, 2013 compared to 109% for the three months ended March 31, 2012, primarily due to the increase in revenue.

Other Income (Expense), Net

Interest and other expense, net was $29,211 for the three months ended March 31, 2013 compared to $62,638 for the three months ended March 31, 2012, a decrease of $33,427, primarily due to a decrease in amortization expense related to our investment portfolio. Interest income was $36,122 for the three months ended March 31, 2013 compared to $72,114 for the three months ended March 31, 2012, a decrease of $35,992 due to a decrease in our investment portfolio.

Comparison of the Six Months Ended March 31, 2013 and 2012

Revenue

Total revenue increased $1,822,706, or 39%, to $6,533,927 for the six months ended March 31, 2013 compared to $4,711,221 for the six months ended March 31, 2012. The increase is primarily due to an increase in sales of software licenses of $1,348,110, or 40%, to $4,745,584 for the six months ended March 31, 2013 compared to $3,397,474 for the six months ended March 31, 2012. The increase in software license revenue primarily relates to the timing of sales of our mobile imaging products as well as the recognition of revenues from certain license sales that were previously deferred. Sales of maintenance and professional services increased $474,596, or 36%, to $1,788,343 for the six months ended March 31, 2013 compared to $1,313,747 for the six months ended March 31, 2012, primarily due to an increase in maintenance agreements and revenue related thereto.

Cost of Revenue

Cost of revenue increased $145,083, or 24%, to $757,088 for the six months ended March 31, 2013 compared to $612,005 for the six months ended March 31, 2012. The increase is primarily due to increased revenue, partially offset by decreased professional services activity on billable engagements. As a percentage of revenue, cost of revenue decreased to 12% for the six months ended March 31, 2013 compared to 13% for the six months ended March 31, 2012, primarily due to the increase in revenue.

Selling and Marketing Expenses

Selling and marketing expenses increased $1,118,483, or 72%, to $2,681,449 for the six months ended March 31, 2013 compared to $1,562,966 for the six months ended March 31, 2012. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, related to an increase in headcount associated with establishing our direct sales force, including the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, selling and marketing expenses increased to 41% for the six months ended March 31, 2013 compared to 33% for the six months ended March 31, 2012.

Research and Development Expenses

Research and development expenses increased $134,322, or 5%, to $3,044,107 for the six months ended March 31, 2013 compared to $2,909,785 for the six months ended March 31, 2012. The increase is primarily due to increased outside services costs, partially offset by decreased personnel costs related to the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, research and development expenses decreased to 47% for the six months ended March 31, 2013 compared to 62% for the six months ended March 31, 2012.

General and Administrative Expenses

General and administrative expenses increased $1,353,553, or 55%, to $3,816,735 for the six months ended March 31, 2013 compared to $2,463,182 for the six months ended March 31, 2012. The increase is primarily due to increased legal fees and increased personnel-related costs, including stock-based and other incentive compensation expenses, related to an increase in headcount associated with the growth of our business. As a percentage of revenue, general and administrative expenses increased to 58% for the six months ended March 31, 2013 compared to 52% for the six months ended March 31, 2012, primarily due to the increases in legal fees and personnel-related costs.

Other Income (Expense), Net

Interest and other expense, net was $72,904 for the six months ended March 31, 2013 compared to $129,703 for the six months ended March 31, 2012, a decrease of $56,799 primarily due to a decrease in amortization expense related to our investment portfolio. Interest income was $86,239 for the six months ended March 31, 2013 compared to $146,138 for the six months ended March 31, 2012, a decrease of $59,899 due to a decrease in our investment portfolio.

Liquidity and Capital Resources

On March 31, 2013, we had $15,310,591 in cash and cash equivalents and short-term and long-term investments compared to $14,607,317 on September 30, 2012, an increase of $703,274. The increase in cash and cash equivalents and short-term and long-term investments was primarily due to an increase in cash provided by operating and financing activities.

Net cash provided by operating activities

Net cash provided by operating activities during the six months ended March 31, 2013 was $781,942. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $1,360,133, $98,822, and $117,147, respectively. Cash provided by operating activities also increased due to increases in accounts payable of $1,064,144, other liabilities of $854,702, deferred revenue of $804,912 and accounts receivable of $307,385, all associated with the growth of our business.

Net cash provided by operating activities during the six months ended March 31, 2012 was $842,353. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $1,152,884, $124,440, and $123,117, respectively. Cash provided by operating activities also increased due to a decrease in accounts receivable of $1,499,537 as a result of collections, and increases in deferred revenue of $673,519 and accounts payable of $402,149, all associated with the growth of our business.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $1,769,987 during the six months ended March 31, 2013, which consisted of $3,935,734 related to the sales and maturities of investments, partially offset by purchases of investments of $1,417,086, and $748,661 related to the purchase of property and equipment.

Net cash used in investing activities was $810,908 during the six months ended March 31, 2013, which consisted of $8,158,866 related to purchases of investments and $87,047 related to the purchase of property and equipment, partially offset by sales and maturities of investments of $7,435,005.

Net cash provided by financing activities

Net cash provided by financing activities was $737,230 during the six months ended March 31, 2013, which included net proceeds of $745,485 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $8,255.

Net cash provided by financing activities was $534,743 during the six months ended March 31, 2013, which included net proceeds of $541,917 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $7,174.

Credit Facility

In January 2011, we entered into a loan and security agreement with our primary operating bank (the “Loan Agreement”). The Loan Agreement permitted us to borrow, repay and re-borrow up to $400,000 from time to time until January 31, 2013, subject to the terms and conditions of the Loan Agreement. The Loan Agreement expired on January 31, 2013, at which time there were no borrowings outstanding.

Other Liquidity Matters

On March 31, 2013, we had investments of $5,319,342, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At March 31, 2013, we had $4,901,326 of our available-for-sale securities classified as current and $418,016 classified as long-term. At September 30, 2012, we had $5,819,537 of our available-for-sale securities classified as current and $2,085,690 classified as long-term.

We had working capital of $11,148,095 at March 31, 2013 compared to $11,001,447 at September 30, 2012.

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

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2013 and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases was insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of March 31, 2013 had remaining maturities between approximately one and 15 months. Our short-term and long-term marketable securities had a fair market value of $5,319,342 at March 31, 2013, representing approximately 30% of our total assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 6 to our financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. Other than as set forth below, as of March 31, 2013, there have been no material developments in our historical legal proceedings since September 30, 2012.

Top Image Systems Ltd.

As previously disclosed in the Form 10-K, on September 26, 2012, we filed a lawsuit against TISA in the U.S. District Court for the District of Delaware, alleging that TISA infringes five of our patents relating to image capture on mobile devices. We are seeking damages against TISA and injunctive relief to prevent them from selling its mobile imaging products.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.    MINE SAFETY DISCLOSURES.

None.

ITEM 5.    OTHER INFORMATION.

None.

ITEM 6.    EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2013

MITEK SYSTEMS, INC.

By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)