Form 10-Q
period 2013-06-30
MITEK SYSTEMS INC
filed 2013-08-06
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

There were 30,348,944 shares of the registrant’s common stock outstanding as of August 2, 2013.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2013

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2013 (Unaudited)	September 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$22,945,632	$6,702,090
Short-term investments	6,515,582	5,819,537
Accounts receivable, net	572,382	1,097,311
Other current assets	608,147	485,165

Total current assets	30,641,743	14,104,103
Long-term investments	—	2,085,690
Property and equipment, net	1,560,156	491,079
Other non-current assets	42,049	42,049

Total assets	$32,243,948	$16,722,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,336,825	$711,950
Accrued payroll and related taxes	1,238,682	726,965
Deferred revenue, current portion	2,686,083	1,632,085
Other current liabilities	179,865	31,656

Total current liabilities	6,441,455	3,102,656
Other non-current liabilities	1,379,081	63,586

Total liabilities	7,820,536	3,166,242

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 40,000,000 shares authorized, respectively, 29,916,403 and 25,995,216 issued and outstanding, respectively	29,916	25,995
Additional paid-in capital	53,661,424	36,990,691
Accumulated other comprehensive loss	(3,561)	(616)
Accumulated deficit	(29,264,367)	(23,459,391)

Total stockholders’ equity	24,423,412	13,556,679

Total liabilities and stockholders’ equity	$32,243,948	$16,722,921

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Revenue
Software	$2,694,220	$2,463,916	$7,439,804	$5,861,391
Maintenance and professional services	1,187,807	697,813	2,976,150	2,011,560

Total revenue	3,882,027	3,161,729	10,415,954	7,872,951

Operating costs and expenses
Cost of revenue-software	240,053	170,411	586,915	427,599
Cost of revenue-maintenance and professional services	229,392	188,809	639,617	543,627
Selling and marketing	1,461,897	1,078,603	4,143,346	2,641,569
Research and development	1,976,020	2,117,174	5,020,127	5,026,959
General and administrative	2,032,316	1,626,133	5,849,052	4,089,315

Total costs and expenses	5,939,678	5,181,130	16,239,057	12,729,069

Operating loss	(2,057,651)	(2,019,401)	(5,823,103)	(4,856,118)
Other income (expense), net
Interest and other expense	(37,214)	(62,267)	(110,119)	(191,970)
Interest income	42,806	72,781	129,046	218,919

Total other income (expense), net	5,592	10,514	18,927	26,949

Loss before income taxes	(2,052,059)	(2,008,887)	(5,804,176)	(4,829,169)
Provision for income taxes	—	—	(800)	(800)

Net loss	$(2,052,059)	$(2,008,887)	$(5,804,976)	$(4,829,969)

Net loss per share – basic and diluted	$(0.08)	$(0.08)	$(0.22)	$(0.19)

Shares used in calculating net loss per share – basic and diluted	27,109,787	25,613,698	26,534,357	24,980,253

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2013	2012
Operating activities:
Net loss	$(5,804,976)	$(4,829,969)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,045,767	1,983,870
Accretion and amortization on debt securities	154,010	199,440
Depreciation and amortization	209,257	185,485
Provision for doubtful accounts	(1,773)	702
Changes in assets and liabilities:
Accounts receivable	526,702	(234,517)
Other assets	(171,990)	(219,152)
Accounts payable	1,624,875	920,412
Accrued payroll and related taxes	511,717	219,366
Deferred revenue, current portion	1,053,998	795,903
Other liabilities	1,476,228	(47,154)

Net cash provided by (used in) operating activities	1,623,815	(1,025,614)

Investing activities:
Purchases of investments	(4,059,036)	(8,174,049)
Sales and maturities of investments	5,340,734	9,335,005
Purchases of property and equipment	(1,278,334)	(213,299)

Net cash provided by investing activities	3,364	947,657

Financing activities:
Proceeds from the issuance of common stock, net of issuance costs of $1,122,549 and $0, respectively	13,877,447	—
Proceeds from exercise of stock options	751,440	626,246
Principal payments on capital lease obligations	(12,524)	(10,991)

Net cash provided by financing activities	14,616,363	615,255

Net increase in cash and cash equivalents	16,243,542	537,298

Cash and cash equivalents at beginning of period	6,702,090	5,655,716

Cash and cash equivalents at end of period	$22,945,632	$6,193,014

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,231	$8,071

Cash paid for income taxes	$800	$800

Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$2,945	$8,977

Cashless exercise of options and warrants	$125	$399

Cashless settlement of restricted stock units	$16	$—

Capital lease obligations incurred	$—	$95,388

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

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of June 30, 2013, 1,059 financial institutions have signed agreements to deploy Mobile Deposit®, and 559 of these financial institutions have deployed Mobile Deposit® to their customers. The Company’s list of Mobile Deposit® customers includes more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the first quarter of 2013. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of their current credit card statement, Mobile EnrollmentTM, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company as of June 30, 2013 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). We believe the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the Securities and Exchange Commission (the “SEC”) on December 7, 2012 (the “Form 10-K”).

Results for the three and nine months ended June 30, 2013 are not necessarily indicative of results for any other interim period or for a full year.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as options, warrants and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three and nine months ended June 30, 2013 and 2012, the following potentially dilutive common shares were excluded from the earnings per share calculation, as they would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Stock options	2,670,743	3,600,865	2,670,743	3,600,865
Restricted stock units	671,254	464,168	671,254	464,168
Warrants	6,667	6,667	6,667	6,667

Total potentially dilutive common shares outstanding	3,348,664	4,071,700	3,348,664	4,071,700

The computation of basic and diluted loss per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,052,059)	$(2,008,887)	$(5,804,976)	$(4,829,969)

Weighted average common shares outstanding - basic	27,109,787	25,613,698	26,534,357	24,980,253

Effect of dilutive common share equivalents	—	—	—	—

Weighted average common shares and share equivalents outstanding - diluted	27,109,787	25,613,698	26,534,357	24,980,253

Net loss per share - basic	$(0.08)	$(0.08)	$(0.22)	$(0.19)

Net loss per share - diluted	$(0.08)	$(0.08)	$(0.22)	$(0.19)

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The allowance for doubtful accounts reflects the Company’s best estimate for probable losses inherent in accounts receivable balances. Management determines the allowance based on known troubled accounts, historical experience and other currently available evidence. The allowance for doubtful accounts was $16,000 and $17,773 as of June 30, 2013 and September 30, 2012, respectively.

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance the Company’s current products, and fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the periods ended June 30, 2013 and September 30, 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was insignificant.

Fair Value of Equity Instruments

The fair value of equity instruments involves significant estimates based on underlying assumptions made by management. The fair value for purchase rights under the Company’s equity plans is measured at the grant date using a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions and using the closing price of the Company’s common stock on the grant date for RSUs. The fair value of stock-based awards is recognized as an expense over the respective terms of the awards.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against the deferred tax assets due to uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses or if the Company is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(2,052,059)	$(2,008,887)	$(5,804,976)	$(4,829,969)
Other comprehensive loss:
Change in unrealized gains (losses) on marketable securities	(5,481)	(1,072)	(2,945)	8,977

Total comprehensive loss	$(2,057,540)	$(2,009,959)	$(5,807,921)	$(4,820,992)

Accumulated other comprehensive loss on the balance sheet at June 30, 2013 includes a net unrealized loss on the Company’s available-for-sale securities of $3,561, compared to a net unrealized loss of $616 at September 30, 2012.

2. INVESTMENTS

The following table summarizes investments by type of security as of June 30, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$6,519,143	$756	$(4,317)	$6,515,582
Corporate debt securities, long-term	—	—	—	—

Total	$6,519,143	$756	$(4,317)	$6,515,582

The following table summarizes investments by type of security as of September 30, 2012:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,818,549	$3,343	$(2,355)	$5,819,537
Corporate debt securities, long-term	2,087,294	684	(2,288)	2,085,690

Total	$7,905,843	$4,027	$(4,643)	$7,905,227

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2013 and September 30, 2012, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2013 and 2012.

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

•

Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	June 30, 2013	September 30, 2012
Short-term investments:
Corporate debt securities
Financial	$3,829,251	$1,604,618
Industrial	1,530,300	2,264,934
Utility	406,628	—
Commercial paper
Industrial	749,403	348,817
Financial	—	1,197,730
Certificate of deposit—financial	—	403,438

Total short-term investments	$6,515,582	$5,819,537

Long-term investments:
Corporate debt securities
Financial	$—	$1,237,992
Industrial	—	426,974
Utility	—	420,724

Total long-term investments	$—	$2,085,690

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

4. STOCKHOLDERS’ EQUITY

Underwritten Public Offering

On June 25, 2013, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C (the “Underwriter”), pursuant to which the Company agreed to offer and sell 2,857,142 shares of its common stock at a price of $5.25 per share in a public offering (the “Offering”). The Offering closed on June 28, 2013 and the Company received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the Underwriting Agreement, the Company granted the Underwriter a 30-day option to purchase an additional 428,571 shares of the Company’s common stock to cover overallotments. The Underwriter exercised its overallotment option on June 28, 2013 and the closing of the sale of shares of Company common stock pursuant to such option occurred on July 3, 2013, resulting in approximately $2,100,000 in additional net proceeds to the Company.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$102,672	$214,140	$277,976	$394,881
Research and development	161,431	187,132	447,491	470,958
General and administrative	421,530	429,714	1,320,300	1,118,031

Stock-based compensation expense included in operating expenses	$685,633	$830,986	$2,045,767	$1,983,870

The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2013 and 2012 were based on the following assumptions:

	Nine Months Ended June 30, 2013	Nine Months Ended June 30, 2012
Risk-free interest rate	0.18% - 0.84%	0.35% - 1.06%
Expected life (years)	5.05	4.79
Expected volatility	169%	90%
Expected dividends	None	None

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

As of June 30, 2013, the Company had $7,256,141 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted average period of approximately 3.0 years.

Stock Options

The following table summarizes stock option activity under the Company’s stock option plans for the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	489,063	$2.96
Exercised	(1,103,582)	$0.90
Cancelled	(227,024)	$7.25

Outstanding, June 30, 2013	2,670,743	$4.01	7.40

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2013:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.79	405,841	6.52	$0.74	405,841	$0.74	—
$0.80 to $1.95	360,695	2.68	$0.94	360,695	$0.94	—
$2.34 to $2.60	803,252	8.08	$2.51	263,234	$2.60	540,018
$3.33 to $9.97	792,997	8.81	$5.84	188,657	$7.96	604,340
$11.05 to $11.68	307,958	8.63	$11.08	110,252	$11.08	197,706

	2,670,743	7.40	$4.01	1,328,679	$3.04	1,342,064

The Company recognized $494,608 and $1,478,226, respectively, in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2013. During the three and nine months ended June 30, 2012, the Company recognized $662,148 and $1,600,317, respectively, in stock-based compensation related to outstanding stock options. As of June 30, 2013, the Company had $5,006,752 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.82 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted average exercise price, multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2013 and 2012 was $3,832,374 and $14,028,720, respectively. As of June 30, 2013, there were 2,670,743 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.40 years, $4.01 and $7,282,518, respectively. As of June 30, 2012, there were 3,600,865 options outstanding with a weighted average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.68 years, $3.42 and $6,732,813, respectively.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, RSUs and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of June 30, 2013, stock options to purchase 1,058,521 shares of the Company’s common stock and 196,254 RSUs were outstanding under the 2012 Plan, and 970,529 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of June 30, 2013:

2000 Stock Option Plan	215,412
2002 Stock Option Plan	226,100
2006 Stock Option Plan	49,000
2010 Stock Option Plan	1,121,710

Total stock options outstanding under the Prior Plans	1,612,222

In May 2003, the President and Chief Executive Officer of the Company was granted an option to purchase up to 400,000 shares of the Company’s common stock in connection with his appointment as President and Chief Executive Officer. This grant was made without stockholder approval as an inducement award pursuant to Rule 5635(c)(4) of the NASDAQ Listing Rules. The Company filed a registration statement on Form S-8 with the SEC registering the shares subject to the grant on December 15, 2011.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2013:

	Number of Shares	Weighted Average Fair Market Value Per Share
Outstanding, September 30, 2012	515,834	$6.30
Granted	215,000	$2.69
Settled	(32,079)	$9.66
Cancelled	(27,501)	$11.05

Outstanding, June 30, 2013	671,254	$4.79

The cost of the RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $191,025 and $567,541, respectively, in stock-based compensation expense related to the outstanding RSUs in the three and nine months ended June 30, 2013. The Company recognized $168,838 and $383,553, respectively, in stock-based compensation related to outstanding RSUs in the three and nine months ended June 30, 2012. As of June 30, 2013, the Company had $2,249,388 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.27 years.

5. INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such federal and state net operating loss carryforwards begin to expire in the fiscal years ending September 30, 2018 and September 30, 2013, respectively. The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of June 30, 2013 or June 30, 2012, and has not recognized interest and/or penalties in the statements of operations for the three and nine months ended June 30, 2013.

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

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, the Company answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the court granted the Company’s motion and dismissed USAA’s Lanham Act claim.

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

On January 7, 2013, TISA answered the Company’s complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, the Company amended its complaint to add a sixth patent, which had recently been issued to Company and also relates to image capture on mobile devices. On January 28, 2013, TISA responded to the Company’s amended complaint by again denying the allegations and raising the same affirmative defenses that they raised in their answer to the complaint initially filed by the Company.

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

7. REVENUE CONCENTRATION

For the three months ended June 30, 2013, the Company derived revenue of $1,720,637 from two customers, totaling 24% and 20% of the Company’s total revenue, compared to revenue of $2,005,725 from three customers, totaling 40%, 13% and 10% of the Company’s total revenue in the three months ended June 30, 2012. For the nine months ended June 30, 2013, the Company derived revenue of $2,606,739 from one customer, totaling 25% of the Company’s total revenue, compared to revenue of $3,510,403 from three customers, totaling 17%, 15% and 13% of the Company’s total revenue in the nine months ended June 30, 2012. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $81,142 and $2,099,200 at June 30, 2013 and 2012, respectively.

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

International sales accounted for approximately 2% of the Company’s total revenue for each of the three and nine months ended June 30, 2013. During the three and nine months ended June 30, 2012, international sales accounted for approximately 3% and 4%, respectively, of the Company’s total revenue. The Company sells its products in U.S. currency only.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other Securities and Exchange Commission (“SEC”) filings, including the Annual Report on Form 10-K for the fiscal year ended September 30, 2012, filed with the SEC on December 7, 2012 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of June 30, 2013, 1,059 financial institutions have signed agreements to deploy Mobile Deposit®, and 559 of these financial institutions have deployed Mobile Deposit® to their customers. Our list of Mobile Deposit® customers includes more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the first quarter of 2013. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay™, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and allows such users to transfer an existing credit card balance by capturing an image of their current credit card statement, Mobile Enrollment™, a product that enables users to enroll their checking account as a funding source for mobile payments by taking a photo of a blank check with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be deployed on all major smartphone and tablet operating systems.

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

To sustain our growth in 2013 and beyond, we believe we must continue to offer mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of June 30, 2013, we executed agreements indirectly through channel partners or directly with customers covering 1,059 Mobile Deposit® customers, 559 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® application, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

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

We have numerous competitors in the mobile payments industry, many of which have greater financial, technical, marketing and other resources than we do. However, we believe our patented imaging and analytics technology, our growing portfolio of products for the financial services industry and our position as a pure play mobile payments company provides us with a competitive advantage. To remain competitive, we must be able to continue to offer products that are attractive to the ultimate end-user and that are secure, accurate and convenient. We intend to continue to further strengthen our portfolio of products through research and development to help us remain competitive. We may have difficulty adapting to changing market conditions and developing enhancements to our software applications on a timely basis in order to maintain our competitive advantage. Our continued growth will ultimately depend upon our ability to develop additional applications and attract strategic alliances to sell such technologies.

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and 2012

Revenue

Total revenue increased $720,298, or 23%, to $3,882,027 for the three months ended June 30, 2013 compared to $3,161,729 for the three months ended June 30, 2012. Revenue from software licenses increased $230,304, or 9%, to $2,694,220 for the three months ended June 30, 2013 compared to $2,463,916 for the three months ended June 30, 2012. This increase primarily relates to the timing of sales of our mobile imaging products as well as the recognition of revenues from certain license sales that were previously deferred. Revenue from maintenance and professional services increased $489,994, or 70%, to $1,187,807 for the three months ended June 30, 2013 compared to $697,813 for the three months ended June 30, 2012, primarily due to an increase in maintenance agreements and revenue related thereto, as well as an increase in billable professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third-party products embedded in our products, personnel costs related to software support and billable professional services engagements. Cost of revenue increased $110,225, or 31%, to $469,445 for the three months ended June 30, 2013 compared to $359,220 for the three months ended June 30, 2012, primarily due to the increase in revenue. As a percentage of revenue, cost of revenue increased to 12% for the three months ended June 30, 2013 compared to 11% for the three months ended June 30, 2012.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $383,294, or 36%, to $1,461,897 for the three months ended June 30, 2013 compared to $1,078,603 for the three months ended June 30, 2012. The increase is primarily due to increased personnel-related costs, including salaries and incentive compensation expenses, related to an increase in headcount associated with establishing our direct sales force, including the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, selling and marketing expenses increased to 38% for the three months ended June 30, 2013 compared to 34% for the three months ended June 30, 2012.

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

Research and development expenses decreased $141,154, or 7%, to $1,976,020 for the three months ended June 30, 2013 compared to $2,117,174 for the three months ended June 30, 2012. The decrease is primarily due to the redeployment of professional services personnel from research and development to sales and marketing and a decrease in outside contract services. As a percentage of revenue, research and development expenses decreased to 51% for the three months ended June 30, 2013 compared to 67% for the three months ended June 30, 2012, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits and other headcount-related costs associated with finance, facilities, legal, accounting and other administrative fees. General and administrative expenses increased $406,183, or 25%, to $2,032,316 for the three months ended June 30, 2013 compared to $1,626,133 for the three months ended June 30, 2012. The increase is primarily due to increased legal fees related to ongoing litigation. As a percentage of revenue, general and administrative expenses increased to 52% for the three months ended June 30, 2013 compared to 51% for the three months ended June 30, 2012.

Other Income (Expense), Net

Interest and other expense, net was $37,214 for the three months ended June 30, 2013 compared to $62,267 for the three months ended June 30, 2012, a decrease of $25,053, or 40%, primarily due to a decrease in amortization expense related to our investment portfolio. Interest income was $42,806 for the three months ended June 30, 2013 compared to $72,781 for the three months ended June 30, 2012, a decrease of $29,975, or 41%, due to a decrease in our investment portfolio.

Comparison of the Nine Months Ended June 30, 2013 and 2012

Revenue

Total revenue increased $2,543,003, or 32%, to $10,415,954 for the nine months ended June 30, 2013 compared to $7,872,951 for the nine months ended June 30, 2012. Revenue from software licenses increased $1,578,413, or 27%, to $7,439,804 for the nine months ended June 30, 2013 compared to $5,861,391 for the nine months ended June 30, 2012. This increase primarily relates to the timing of sales of our mobile imaging products, as well as the recognition of revenues from certain license sales that were previously deferred. Revenue from maintenance and professional services increased $964,590, or 48%, to $2,976,150 for the nine months ended June 30, 2013 compared to $2,011,560 for the nine months ended June 30, 2012, primarily due to an increase in maintenance agreements and revenue related thereto, as well as an increase in billable professional services engagements.

Cost of Revenue

Cost of revenue increased $255,306, or 26%, to $1,226,532 for the nine months ended June 30, 2013 compared to $971,226 for the nine months ended June 30, 2012, primarily due to the increase in revenue. As a percentage of revenue, cost of revenue was 12% for each of the nine months ended June 30, 2013 and 2012.

Selling and Marketing Expenses

Selling and marketing expenses increased $1,501,777, or 57%, to $4,143,346 for the nine months ended June 30, 2013 compared to $2,641,569 for the nine months ended June 30, 2012. The increase is primarily due to increased personnel-related costs, including salaries and incentive compensation expenses, related to an increase in headcount associated with establishing our direct sales force, including the redeployment of professional services personnel from research and development to sales and marketing. As a percentage of revenue, selling and marketing expenses increased to 40% for the nine months ended June 30, 2013 compared to 34% for the nine months ended June 30, 2012.

Research and Development Expenses

Research and development expenses decreased $6,832, or less than 1%, to $5,020,127 for the nine months ended June 30, 2013 compared to $5,026,959 for the nine months ended June 30, 2012. The decrease is primarily due to a decrease in outside contract services, partially offset by increased personnel-related costs, including salaries and incentive compensation expenses, related to an increase in headcount associated with the growth of our business. As a percentage of revenue, research and development expenses decreased to 48% for the nine months ended June 30, 2013 compared to 64% for the nine months ended June 30, 2012.

General and Administrative Expenses

General and administrative expenses increased $1,759,737, or 43%, to $5,849,052 for the nine months ended June 30, 2013 compared to $4,089,315 for the nine months ended June 30, 2012. The increase is primarily due to increased legal fees related to ongoing litigation and increased personnel-related costs, including stock-based and other incentive compensation expenses, related to an increase in headcount associated with the growth of our business. As a percentage of revenue, general and administrative expenses increased to 56% for the nine months ended June 30, 2013 compared to 52% for the nine months ended June 30, 2012, primarily due to the increases in legal fees and personnel-related costs.

Other Income (Expense), Net

Interest and other expense, net was $110,119 for the nine months ended June 30, 2013 compared to $191,970 for the nine months ended June 30, 2012, a decrease of $81,851, or 43%, primarily due to a decrease in amortization expense related to our investment portfolio. Interest income was $129,046 for the nine months ended June 30, 2013 compared to $218,919 for the nine months ended June 30, 2012, a decrease of $89,873, or 41%, due to a decrease in our investment portfolio.

Liquidity and Capital Resources

On June 30, 2013, we had $29,461,214 in cash and cash equivalents and investments compared to $14,607,317 on September 30, 2012, an increase of $14,853,897, or 102%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating and financing activities. On June 25, 2013, we entered into an underwriting agreement (the “Underwriting Agreement”) with William Blair & Company, L.L.C (the “Underwriter”), pursuant to which we agreed to offer and sell 2,857,142 shares of our common stock at a price of $5.25 per share in a public offering (the “Offering”). The Offering closed on June 28, 2013 and we received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the Underwriting Agreement, we granted the Underwriter a 30-day option to purchase an additional 428,571 shares of our common stock to cover overallotments. The Underwriter exercised its overallotment option on June 28, 2013 and the closing of the sale of shares of our common stock pursuant to such option occurred on July 3, 2013, resulting in approximately $2,100,000 in additional net proceeds to us.

Net cash provided by (used in) operating activities

Net cash provided by operating activities during the nine months ended June 30, 2013 was $1,623,815. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $2,045,767, $154,010, and $209,257, respectively. Cash provided by operating activities also increased due to increases in accounts payable of $1,624,875, other liabilities of $1,476,228 and deferred revenue of $1,053,998, all associated with the growth of our business.

Net cash used in operating activities during the nine months ended June 30, 2012 was $1,025,614 and resulted primarily from hiring additional personnel and other investments in the business. The primary non-cash adjustments to operating activities were stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $1,983,870, $199,440 and $185,485, respectively.

Net cash provided by investing activities

Net cash provided by investing activities was $3,364 during the nine months ended June 30, 2013, which consisted of $5,340,734 related to the sales and maturities of investments, partially offset by purchases of investments of $4,059,036 and $1,278,334 related to the purchase of property and equipment.

Net cash provided by investing activities was $947,657 during the nine months ended June 30, 2012, which consisted of $9,335,005 related to the sales and maturities of investments, partially offset by purchases of investments of $8,174,049 and $213,299 related to the purchase of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $14,616,363 during the nine months ended June 30, 2013, which included net proceeds of $13,877,447 from the Offering and net proceeds of $751,440 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $12,524.

Net cash provided by financing activities was $615,255 during the nine months ended June 30, 2012, which included net proceeds of $626,246 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $10,991.

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

Other Liquidity Matters

On June 30, 2013, we had investments of $6,515,582, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At June 30, 2013, all of our available-for-sale securities were classified as current. At September 30, 2012, we had $5,819,537 of our available-for-sale securities classified as current and $2,085,690 classified as long-term.

We had working capital of $24,200,288 at June 30, 2013 compared to $11,001,447 at September 30, 2012.

Based on our current operating plan, we believe the current cash and cash equivalents, short-term investments and cash expected to be generated from operations will be sufficient to meet our working capital and capital expenditure needs for the next 12 months. Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, among other things, market acceptance of our products, the cost of our research and development activities and overall economic conditions.

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

Accounts Receivable

We regularly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse impact on our financial position.

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

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We maintain a valuation allowance against the deferred tax asset due to uncertainty regarding the future realization based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as we can demonstrate that we will no longer incur losses, or if we are unable to generate sufficient future taxable income, we could be required to maintain the valuation allowance against our deferred tax assets.

Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2013 and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of June 30, 2013 had remaining maturities between approximately one and 11 months. Our short-term marketable securities had a fair market value of $6,515,582 at June 30, 2013, representing approximately 20% of our total assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 6 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of June 30, 2013, there have been no material developments in our historical legal proceedings since September 30, 2012.

USAA

As previously disclosed in the Form 10-K, on March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to us and that we used such information in our patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

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

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, we answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the court granted our motion and dismissed USAA’s Lanham Act claim.

We believe that USAA’s claims are without merit and intend to vigorously defend against those claims and pursue our claims against USAA. We do not believe that the results of USAA’s claims will have a material adverse effect on our financial condition or results of operations.

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

        On January 7, 2013, TISA answered our complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, we amended our complaint to add our sixth patent, which had recently been issued and also relates to image capture on mobile devices. On January 28, 2013, TISA responded to our amended complaint by again denying the allegations and raising the same affirmative defenses that they raised in their answer to the complaint initially filed by us.

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. While any legal proceeding has an element of uncertainty, we believe that the disposition of such matters, in the aggregate, will not have a material effect on our financial condition or results of operations.

ITEM 1A.	RISK FACTORS.

While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Before you decide to invest or maintain an interest in our common stock, you should consider carefully the risks described in Item 1A of the Form 10-K and the risks described below, which have been updated since the filing of the Form 10-K, together with the other information contained in this Form 10-Q. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in the Form 10-K. If any risks described in our filings with the SEC come to fruition, our business, financial condition, results of operations, cash flows, projected results and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50 percentage points over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in an increased future tax liability to us.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results have in the past and may in the future fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

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

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims, there is currently a claim pending against us by USAA that we have utilized their proprietary information in our patents and Mobile Deposit product and that they may have co-inventorship rights to such patents, and there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information. If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

•

obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;

•	expend significant resources to redesign our products or technology to avoid infringement;

•	discontinue the use and sale of infringing products;

•	pay substantial damages; and

•

defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources and limit our exclusive rights to the technology we have developed.

Furthermore, we may, as we have with the aforementioned USAA claims and other current claims against Top Image Systems Ltd., initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. As a result of a patent infringement or other intellectual property suit brought against us or our channel partners or licensees, we or our channel partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe on a third party’s intellectual property rights unless that party grants us or our channel partners or licensees rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement or other intellectual property claims, which could severely harm our business.

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

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of June 30, 2013, we had 970,529 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which will limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Future sales of our common stock could cause the market price for our common stock to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. On November 14, 2011, we filed a universal shelf registration statement on Form S-3 (File No. 333-177965), which provides for the potential issuance of shares of our common stock, preferred stock, debt securities, warrants and units up to an aggregate amount of $100,000,000 and the resale of shares of our common stock up to an aggregate amount of 800,000 shares. Following the Offering (including the exercise of the overallotment option) we can potentially issue up to approximately $82,750,000 in equity and debt securities pursuant to such registration statement. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline or be depressed.

The shares of common stock issued in connection with the Offering will be freely tradable without restriction or further registration under the Securities Act. We and certain of our directors and officers have agreed to a “lock-up”, pursuant to which neither we nor they will sell any shares without the prior consent of the underwriter for 90 days after the date of the prospectus supplement pursuant to which the Offering was conducted, subject to certain exceptions and extensions under certain circumstances. Following the expiration of the applicable lock-up period, all of these shares of our common stock will also be eligible for future sale.

We face risks related to the storage of our customers’ and their end users’ confidential and proprietary information.

Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or to implement adequate preventative or reactionary measures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Underwriting Agreement, dated June 25, 2013, by and between Mitek Systems, Inc. and William Blair & Company, L.L.C.	(5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101**	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, this Interactive Data File is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 6, 2013	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)