Form 10-K
period 2013-09-30
MITEK SYSTEMS INC
filed 2013-12-12
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $111,210,030. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,430,191 shares of the registrant’s common stock outstanding as of November 29, 2013.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2013

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

In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

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

Overview

Mitek Systems, Inc. is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions related to mobile imaging.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 21, 2013, we have been granted 18 patents and have an additional 21 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2013, 1,420 financial institutions have signed agreements to deploy Mobile Deposit®, and 805 of these financial institutions have deployed Mobile Deposit® to their customers, including all the top ten U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the second quarter of calendar 2013. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems.

We market and sell our mobile imaging software solutions through channel partners or directly to enterprise customers that typically purchase licenses based on the number of transactions or subscribers that use our mobile software. Our mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

We are headquartered in San Diego, California and were incorporated in the state of Delaware on May 29, 1986.

Product and Technology Overview

Our suite of mobile imaging solutions is provided as a software platform. During the fiscal year ended September 30, 2013, we had only one operating segment: the development, sale and service of our proprietary software solutions related to mobile imaging.

Our technology processes images of documents in many ways, including quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. Our capabilities can be deployed on any back office, industrial or desktop scanner, or on camera-equipped smartphones or tablets, to optimize and extract data from any scanned or photographed check, bill or other financial document. Our capabilities include mobile document capture, image recognition, repair and optimization, dynamic data extraction and several document-specific capabilities, such as courtesy amount recognition, legal amount recognition, and reading of barcodes.

Our mobile imaging solutions are able to read and extract data from an image of financial and identity documents, in essence turning camera-equipped smartphones and tablets into virtual scanning devices.

Our proprietary, patented technology combines our core character recognition technology with advanced mobile image processing capabilities that transform a four-color photograph of a document into a digital image that is equivalent in size and resolution to scanned documents. Unlike scanned documents, mobile photographs of documents captured by smartphones and tablets are exposed to variable lighting conditions and various angles and focal distances. Raw photos of documents taken by a smartphone or tablet may be of an unknown size and resolution and are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable without our technology. Our technology uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image.

Mobile Imaging Solutions

The majority of our revenue in the fiscal years ended September 30, 2013, 2012 and 2011 was generated by our Mobile Deposit® product, which we sell to channel partners in the financial services industry. Our other mobile imaging solutions, which include Mobile Photo Bill Pay®, Mobile Balance Transfer™, Mobile Photo Account Opening™, and Mobile Photo Quoting™, are primarily sold directly to enterprise customers.

Mobile Deposit®

As of September 30, 2013, 1,420 financial institutions have signed agreements to deploy Mobile Deposit®, and 805 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top 10 U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the second quarter of calendar 2013. Our Mobile Deposit® product was the first to utilize our mobile imaging analytics and character recognition software to allow financial institutions to accept check deposits via images of checks taken with camera-equipped smartphones and tablets. Mobile Deposit® allows users to make deposits by photographing the front and back of a check and submitting the image electronically to their bank using their smartphone or tablet. We began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.

Mobile Photo Bill Pay®

Mobile Photo Bill Pay® provides a new level of service and convenience for customers who want to pay bills using their smartphone or tablet. Mobile Photo Bill Pay® connects to existing online bill pay systems and allows users to pay bills by taking pictures with their camera-equipped smartphone or tablet camera. The core technology of Mobile Photo Bill Pay®, for which we have been granted two patents, enables this process by correcting image distortion, reading relevant data and processing the data into a bill payment form. With Mobile Photo Bill Pay®, users can submit electronic payments from their smartphones or tablets without having to write checks, buy stamps, visit a payment location or even use their personal computers. As of September 30, 2013, 14 financial institutions have signed agreements to deploy Mobile Photo Bill Pay® and nine of these have deployed Mobile Photo Bill Pay to their customers, including the fifth largest U.S. commercial bank.

Mobile Balance Transfer™

Mobile Balance Transfer™ is a new, cost-effective way for financial institutions to acquire new credit card customers. Mobile Balance Transfer™ accurately and securely extracts necessary data from an image of the user’s credit card statement to create a balance transfer offer. The customer can accept the offer with a single touch of a button and the bank can then automatically transfer the balance and establish a new credit card account. We were granted a patent for Mobile Balance Transfer™ in July 2013.

Mobile Photo Account Opening™

Mobile Photo Account Opening™ was launched in October 2013 and was awarded Best of Show at the national Finovate conference in 2013. Mobile Photo Account Opening™ makes it convenient and easy for customers to open a new account using their camera-equipped smartphone or tablet by capturing an image of the front and back of their driver’s license. Our technology extracts data from the driver’s license and automatically populates an account information form; thereby eliminating errors associated with manual account opening processes. Mobile Photo Account Opening™ can be used to open a new checking, savings or credit card account with a financial institution, retailer, or other organization with account opening needs. This process can be extended to capture the image of a check, allowing immediate funding of the newly-created account.

Mobile Photo Quoting™

Mobile Photo Quoting™ enables property and casualty insurance companies to provide an insurance quote to potential customers using their camera-equipped smartphone or tablet. Rather than requiring the user to manually complete a form, Mobile Photo Quoting™ extracts the data from the user’s driver’s license and insurance card to provide a quote via a smartphone or tablet. Mobile Photo Quoting™ allows customers to receive a quote simply, quickly, and without ever having to step foot in a store, call or complete an online application. As of September 30, 2013, two of the top five insurance carriers have signed agreements to deploy Mobile Photo Quoting™ and one of these has deployed Mobile Photo Quoting™ to its customers.

Maintenance and Support

We provide ongoing software support services to assist our customers with the use and maintenance of our software. We have a customer service department that handles installation and maintenance requirements. The majority of the inquiries we receive are handled by telephone and electronic mail. We maintain our customers’ software largely through releases that provide our customers with technology enhancements and updated features. Substantially all of our customers purchase post-contract support from us. These services are a significant source of recurring revenue and are typically contracted on an annual basis.

Customers with maintenance agreements receive software updates from us on an if-and-when-available basis only. Technical support is provided by telephone as well as by on-site technical visits, if necessary.

Maintenance and support service fees are deferred and recognized over the contract period on a straight-line basis. Costs incurred by us to provide maintenance and support services are charged to cost of revenue as incurred.

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

As of November 12, 2013, the U.S. Patent and Trademark Office (the “PTO”) had issued 18 patents to us and we have filed for 21 additional domestic and international patents. We have 25 registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services through channel partners as well as through our internal, direct sales organization. We have an internal marketing group that develops corporate and product marketing strategies and executes marketing plans with the support of external resources as needed. We employ a technically oriented sales force with management assistance to identify the needs of existing and prospective customers. Our indirect sales strategy concentrates on OEMs, systems integrators, distributors, and software solution companies that we believe are key users and designers of automated document processing systems for high performance, large volume applications. Our direct sales strategy concentrates on large, financial institutions, non-bank financial services firms, and other large corporations that want to deliver innovative mobile services to their customers. The sales process is supported by a broad range of marketing programs, including trade shows, direct marketing, public relations and advertising.

For the fiscal year ended September 30, 2013, we derived revenue of $3,607,417, or 24% of our total revenue, from one customer, compared to revenue of $3,787,730 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of our total revenue for the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2011, we derived revenue of $3,384,788 from two customers, with such customers accounting for 22% and 11%, respectively, of our total revenue.

International sales accounted for 3%, 5% and 12% of our total revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. We sell our products in U.S. currency only.

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience in mobile banking.

To sustain our growth in 2014 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of September 30, 2013, we executed agreements indirectly through channel partners or directly with customers covering 1,420 Mobile Deposit® customers, 805 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® product, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During each of the last few years, sales of licenses to one or more channel partners have comprised a significant part of our revenue each year. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

The market for mobile image processing software products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from: (i) customer-developed solutions; (ii) companies offering automated document processing systems; (iii) companies offering competing technologies capable of recognizing hand-printed and cursive characters; and (iv) companies offering check imaging systems to banks.

It is also possible that we will face competition from new industry participants or alternative technologies. Moreover, as the market for automated document processing, image recognition, check imaging and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

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

Our team of specialists in recognition algorithms, software engineering, user interface design, product documentation and quality improvement is responsible for maintaining and enhancing the performance, quality and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis.

Our research and development organization includes software engineers and scientists, many of whom have advanced degrees, as well as additional personnel in quality assurance and related disciplines. All of our software engineers are involved in applications development, including our mobile imaging platforms and products with solutions for mobile image capture; mobile check deposits; mobile bill payments; form identification; image quality analysis; detection for signatures; and quality assurance.

Our research and development expenses for the years ended September 30, 2013, 2012 and 2011 were $6,793,412, $6,664,030 and $2,996,109, respectively. We expect research and development expenses during fiscal year 2014 to remain relatively consistent with those incurred in fiscal year 2013 as we continue our new product research and development efforts.

Employees and Labor Relations

As of September 30, 2013, we had 65 full-time employees, consisting of 22 in sales and marketing and professional services, 33 in research and development, product management and support, and 10 in executive, finance, network administration and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance and marketing during fiscal year 2013. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 8911 Balboa Ave., Suite B, San Diego, CA 92123 and our telephone number is (858) 309-1700. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

ITEM 1A.	RISK FACTORS.

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, projected results and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.

Risks Associated With Our Business

We have a history of losses and we may not achieve profitability in the future.

Our operations resulted in a net loss of $7,275,706, $7,839,996 and $125,057 for the years ended September 30, 2013, 2012 and 2011, respectively. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2013, we had an accumulated deficit of $30,735,097. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

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

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through strategic collaborations, licensing arrangements, public or private equity or debt financing, a bank line of credit, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of

1986, as amended (“Section 382”). Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple ownership changes since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

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

Our annual and quarterly operating results have in the past and may in the future fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, availability and cost of components or labor and economic conditions, generally, and in the information technology market, specifically. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including, but not limited to, the terms of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

In fiscal years 2013, 2012 and 2011, sales of licenses to channel partners has comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or to implement adequate preventative or reactionary measures

Risks Related to Our Intellectual Property

If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright and patent law, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent to us. The PTO may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims, there is currently a claim pending against us by United Services Automobile Association (“USAA”) that we have utilized their proprietary information in our patents and Mobile Deposit® product and that they may have co-inventorship rights to such patents, and there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information. If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

Furthermore, we may, as we have with the USAA claims and our current claims against Top Image Systems Ltd., described elsewhere in this Form 10-K, initiate claims or litigation against parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. As a result of a patent infringement or other intellectual property suit brought against us or our channel partners or licensees, we or our channel partners or licensees may be forced to stop or delay developing, manufacturing or selling technologies or potential products that are claimed to infringe on a third party’s intellectual property rights unless that party grants us or our channel partners or licensees rights to use its intellectual property. Ultimately, we may be unable to develop some of our technologies or potential products or may have to discontinue development of a product candidate or cease some of our business operations as a result of patent infringement or other intellectual property claims, which could severely harm our business.

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

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of November 29, 2013, we had 371,503 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which will limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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

Risks Related to Our Common Stock

Concentration of ownership among our existing directors and executive officers may limit an investor’s ability to influence significant corporate decisions.

As of November 29, 2013: (i) the Chairman of our board of directors and his spouse, who is also a member of our board of directors, beneficially owned approximately 8% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 15% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of our common stock by our insiders may cause our stock price to decline.

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

Future sales of our common stock could cause the market price of our common stock to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. On November 14, 2011, we filed a universal shelf registration statement on Form S-3 (File No. 333-177965), which provides for the potential issuance of shares of our common stock, preferred stock, debt securities, warrants and units up to an aggregate amount of $100,000,000 and the resale of shares of our common stock up to an aggregate amount of 800,000 shares. Following the public offering of shares of our common stock that closed on June 28, 2013, including the exercise of the overallotment option (the “Offering”), we can potentially issue up to approximately $82,750,000 in equity and debt securities pursuant to such registration statement. Sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline.

The shares of common stock issued in connection with the Offering are freely tradable without restriction or further registrations under the Securities Act.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the two year period ended September 30, 2013, the closing price of our common stock ranged from $1.98 to $12.58. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

Our principal executive offices, as well as our research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for our offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. Under the terms of the lease, we issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS.

USAA

On March 29, 2012, USAA filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit® and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to us and that we used such information in our patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

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

On January 7, 2013, TISA answered our complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, we amended our complaint to add our sixth patent, which had recently been issued and also relates to image capture on mobile devices. On January 28, 2013, TISA responded to our amended complaint by again denying the allegations and raising the same affirmative defenses that they raised in their answer to our initial complaint.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 29, 2013 was $6.99.

The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2013
Fourth Quarter	$5.92	$4.90
Third Quarter	7.36	4.00
Second Quarter	4.97	3.30
First Quarter	3.61	2.05

FISCAL YEAR ENDED SEPTEMBER 30, 2012
Fourth Quarter	$4.89	$2.74
Third Quarter	9.37	1.98
Second Quarter	12.58	7.02
First Quarter	12.05	6.60

Holders

As of November 29, 2012, there were 340 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

Sales of Equity Securities During the Period

All equity securities that we sold during the period covered by this Form 10-K that were not registered under the Securities Act have been previously reported in our quarterly reports on Form 10-Q or on our current reports on Form 8-K.

Performance Graph

The following information shall not be deemed to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such future filing.

The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2008 through September 30, 2013 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $0.28 per share on September 30, 2008, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2008	2009	2010	2011	2012	2013
MITK	$100.00	$350.00	$635.71	$3,303.57	$1,153.57	$1,842.86
NASDAQ Composite	$100.00	$101.46	$113.23	$115.47	$148.97	$180.29
NASDAQ-100 Technology Sector Index	$100.00	$118.05	$139.18	$134.20	$159.47	$200.58

ITEM 6.	SELECTED FINANCIAL DATA.

The following selected financial data has been derived from our audited financial statements. This data should be read in conjunction with Item 7— “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes thereto included elsewhere in this Form 10-K. Our historical results are not necessarily indicative of operating results to be expected in the future.

Selected Financial Data

(In Thousands, Except Per Share Data)

	Year Ended September 30,
	2013	2012	2011	2010	2009
Income Statement Data
Revenue	$14,803	$9,093	$10,266	$5,119	$3,619
Operating (loss) income	$(7,300)	$(7,881)	$256	$(384)	$(1,320)
Net (loss) income	$(7,276)	$(7,840)	$(125)	$(682)	$(1,322)
Net loss per share—basic and diluted	$(0.26)	$(0.31)	$(0.01)	$(0.04)	$(0.08)
Balance Sheet Data
Working capital	$25,363	$11,001	$17,344	$1,420	$(280)
Total assets	$32,853	$16,723	$19,852	$3,008	$1,601
Long-term debt	$—	$—	$—	$680	$—
Stockholders’ equity	$25,729	$13,557	$18,055	$1,001	$126

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Mitek Systems, Inc. is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions related to mobile imaging.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 21, 2013, we have been granted 18 patents and have an additional 21 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2013, 1,420 financial institutions have signed agreements to deploy Mobile Deposit®, and 805 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the second quarter of calendar 2013. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems.

We market and sell our mobile imaging software solutions through channel partners or directly to enterprise customers that typically purchase licenses based on the number of transactions or subscribers that use our mobile software. Our mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience in mobile banking.

To sustain our growth in 2014 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of September 30, 2013, we executed agreements indirectly through channel partners or directly with customers covering 1,420 Mobile Deposit® customers, 805 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® product, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During each of the last few years, sales of licenses to one or more channel partners have comprised a significant part of our revenue each year. This is attributable to the timing of renewals or purchases a license and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Results of Operations

Comparison of the Year Ended September 30, 2013 and 2012

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2013 compared to the year ended September 30, 2012 (in thousands, except percentages):

	2013	2012	Change $	Change %
Revenue
Software	$10,716	$6,387	$4,329	68%
Maintenance and professional services	4,087	2,706	1,381	51%

Total revenue	$14,803	$9,093	$5,710	63%

Cost of revenue	$1,604	$1,264	$340	27%
% of revenue	11%	14%

Selling and marketing	$5,852	$3,450	$2,402	70%
% of revenue	40%	38%

Research and development	$6,793	$6,664	$129	2%
% of revenue	46%	73%

General and administrative	$7,853	$5,596	$2,257	40%
% of revenue	53%	62%

Other income (expense), net	$25	$37	$(12)	(32%)
% of revenue	0%	0%

Revenue

Total revenue increased $5,710,502, or 63%, to $14,803,185 in 2013 compared to $9,092,683 in 2012. The increase was primarily due to an increase in sales of software licenses of $4,330,144, or 68%, to $10,716,505 in 2013 compared to $6,386,361 in 2012. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of large software licenses purchased by partners and customers and the timing of license renewals in 2013 compared to 2012. Maintenance and professional services revenue increased $1,380,358, or 51%, to $4,086,680 in 2013 compared to $2,706,322 in 2012 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $339,679, or 27%, to $1,603,599 in 2013 compared to $1,263,920 in 2012. The increase in cost of revenue is primarily due to the increase in revenue and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue decreased to 11% in 2013 compared to 14% in 2012 primarily due to a larger mix of higher margin mobile products.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased

$2,402,394, or 70%, to $5,852,448 in 2013 compared to $3,450,054 in 2012. As a percentage of revenue, selling and marketing expenses increased to 40% in 2013 compared to 38% in 2012. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense and recruiting costs, totaling $2,026,832 related to an increase in headcount associated with the growth of our business, as well as increased travel expenses of $199,085 and depreciation of $69,349.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering, mobile imaging science, and product management and support. These costs are incurred to develop new software products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines and develop new, feature-rich products. We also employ research personnel, whose efforts are instrumental in ensuring product development from current technologies to anticipated future generations of products within our markets.

Research and development expenses increased $129,382, or 2%, to $6,793,412 in 2013 compared to $6,664,030 in 2012. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense and recruiting costs, totaling $378,201 related to an increase in headcount associated with the growth of our business, partially offset by a decrease in outside contract services of $278,350. As a percentage of revenue, research and development expenses decreased to 46% in 2013, compared to 73% in 2012, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting, and other administrative fees. General and administrative expenses increased $2,257,421, or 40%, to $7,853,264 in 2013 compared to $5,595,843 in 2012. The increase is primarily due to an increase in legal fees of $1,711,461 related to intellectual property litigation and patent prosecution activity, as well as increased personnel-related costs of $562,702, including stock-based and other incentive compensation expenses related to an increase in headcount associated with the growth of our business. As a percentage of revenue, general and administrative expenses decreased to 53% in 2013 compared to 62% in 2012, primarily due to the increase in revenue.

Other Income (Expense), Net

Interest and other expense, net was $6,862 in 2013 compared to $7,224 in 2012, a decrease of $362, or 5%, primarily related to capital lease interest. Interest income was $31,770 in 2013 compared to $44,384 in 2012, a decrease of $12,614, or 28%, due to lower cash balances prior to the Offering and a decrease in investment returns during 2013.

Results of Operations

Comparison of the Year Ended September 30, 2012 and 2011

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2012 compared to the year ended September 30, 2011 (in thousands, except percentages):

	2012	2011	Change $	Change %
Revenue
Software	$6,387	$8,123	$(1,736)	(21%)
Maintenance and professional services	2,706	2,143	563	26%

Total revenue	$9,093	$10,266	$(1,173)	(11%)

Cost of revenue	$1,264	$1,172	$92	8%
% of revenue	14%	11%

Selling and marketing	$3,450	$2,411	$1,039	43%
% of revenue	38%	23%

Research and development	$6,664	$2,996	$3,668	122%
% of revenue	73%	29%

General and administrative	$5,596	$3,431	$2,165	63%
% of revenue	62%	33%

Other income (expense), net	$37	$(379)	$416	(110%)
% of revenue	0%	(4%)

Revenue

Total revenue decreased $1,173,292, or 11%, to $9,092,683 in 2012 compared to $10,265,975 in 2011. The decrease was primarily due to a decrease in sales of software licenses of $1,736,383, or 21%, to $6,386,361 in 2012 compared to $8,122,744 in 2011. The decrease in software license revenue primarily relates to decreases in sales of our Mobile Deposit® products due to fewer large software licenses by partners and customers in 2012, compared to 2011. Maintenance and professional services revenue increased $563,091, or 26%, to $2,706,322 in 2012 compared to $2,143,231 in 2011 primarily due to an increase in recurring maintenance contracts, as well as additional software product sales during 2012.

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

Selling and Marketing Expenses

Selling and marketing expenses increased $1,039,343, or 43%, to $3,450,054 in 2012 compared to $2,410,711 in 2011. As a percentage of revenue, selling and marketing expenses increased to 38% in 2012 compared to 23% in 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling $482,024 related to an increase in headcount associated with the growth of our business, as well as increased marketing program expenses totaling $411,109.

Research and Development Expenses

Research and development expenses increased $3,667,921, or 122%, to $6,664,030 in 2012 compared to $2,996,109 in 2011. As a percentage of revenue, research and development expenses increased to 73% in 2012 compared to 29% in 2011.The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense, totaling $2,671,638 related to an increase in headcount associated with the growth of our business, as well as an increase in outside contract services of $961,020.

General and Administrative Expenses

General and administrative expenses increased $2,164,820, or 63%, to $5,595,843 in 2012 compared to $3,431,023 in 2011. As a percentage of revenue, general and administrative expenses increased to 62% in 2012 compared to 33% in 2011. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expenses, totaling $1,254,414 related to an increase in headcount associated with the growth of our business, and an increase in legal fees of $747,133 related to intellectual property litigation and patent prosecution activity.

Other Income (Expense), Net

Interest and other expense, net was $7,224 in 2012 compared to $389,494 in 2011, a decrease of $382,270, or 98%. During 2011, we incurred expenses associated with the accretion of the discount on our convertible debentures and accrued interest on the principal amount of those convertible debentures, including the remaining unamortized discount of $319,836 related to the beneficial conversion feature at the time of the conversion of the debentures. These expenses did not recur in 2012. Interest income was $44,384 in 2012 compared to $10,531 in 2011, an increase of $33,853 due to higher cash balances and related investment returns during 2012.

Liquidity and Capital Resources

On September 30, 2013, we had $29,025,328 in cash and cash equivalents and investments compared to $14,607,317 on September 30, 2012, an increase of $14,418,011, or 99%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by investing and financing activities. During June 2013, we sold 2,857,142 shares of our common stock at a price of $5.25 per share in the Offering and received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the underwriting agreement for the Offering, we granted the underwriter a 30-day option to purchase an additional 428,571 shares of our common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of our common stock pursuant to such option occurred during July 2013, resulting in $2,127,350 in additional net proceeds to us.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2013 was $615,061 and resulted primarily from hiring additional personnel and other investments in the business. The net loss was partially offset by increased cash provided by working capital of $2,110,612, and increases in the non-current portion of deferred revenue of $511,125 and other long-term liabilities of $731,457. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $2,791,862, $323,383, and $182,162, respectively.

During fiscal 2012, net cash used in operating activities was $1,778,764, which resulted primarily from hiring additional personnel and other investments in the business. The primary non-cash adjustments to operating activities were stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $2,599,858, $261,398 and $231,981, respectively. These changes in cash used in operating activities were partially offset by a decrease in accounts receivable of $1,862,555 associated with decreased sales and the timing of customer billings and receipt of payments and an increase in deferred revenue of $758,855.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $570,888 during fiscal 2013, which consisted of $6,090,734 related to the sale and maturity of investments, partially offset by investments of $4,058,975, and $1,460,871 related to the purchase and sale of property and equipment.

During fiscal 2012, net cash provided by investing activities was $2,107,767, which consisted of $14,635,005 related to the sale and maturity of investments, partially offset by investments of $12,187,523, and $339,715 related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,636,539 during fiscal 2013, which included net proceeds of $16,004,797 from the Offering and net proceeds of $648,656 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $16,914.

During fiscal 2012, net cash provided by financing activities was $717,371, which included net proceeds of $732,287 from the exercise of stock options partially offset by principal payments on capital lease obligations of $14,916.

Other Liquidity Matters

On September 30, 2013, we had investments of $5,730,872, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At September 30, 2013, all of our available-for-sale securities were classified as current. At September 30, 2012, we had $5,819,537 of our available-for-sale securities classified as current and $2,085,690 classified as long-term.

We had working capital of $25,363,197 at September 30, 2013, compared to $11,001,447 at September 30, 2012.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2013 (in thousands):

Contractual obligations by period as of September 30, 2013	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$481,535	$1,006,842	$1,485,118	$—	$2,973,495
Capital lease obligations	28,715	54,958	—	—	83,673
Purchase obligations	245,000	675,000	—	—	920,000

Total	$755,250	$1,736,800	$1,485,118	$—	$3,977,168

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

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and directly with our customers that may include licensing of our software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements is fully described in Note 1 to our financial statements included in this Form 10-K.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2013 and 2012.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2013 had remaining maturities between approximately one and eight months. Our short-term marketable securities had a fair market value of $5,730,872 at September 30, 2013, representing approximately 17% of our total assets.

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

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2013.

Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

On November 5, 2012, our Board of Directors (the “Board”), based in part on input from management, approved our executive bonus program for the 2013 fiscal year ending September 30, 2013 (the “2013 Plan”). Pursuant to the terms of the 2013 Plan, our executives will be eligible to earn an annual cash bonus for their contributions to the achievement of corporate goals during the fiscal year. This Plan is intended to ensure a competitive total compensation opportunity and to foster a team effort in the attainment of corporate goals.

Under the 2013 Plan, annual cash bonuses are computed as a percentage of the participant’s annualized salary earned during the 2013 fiscal year. Our Chief Executive Officer’s (“CEO”) bonus target is equal to 80% of his annualized salary. The bonus target for our Chief Financial Officer, Chief Technology Officer, and Chief Marketing Officer is equal to 40% of their respective annualized salaries. The bonus target for our Chief Scientific Officer is 20% of his annualized salary.

Half of the annual cash bonus will be paid based on the achievement of a minimum percentage of the annual revenue plan as approved by the Board, and the remaining half paid on the achievement of a minimum percentage of individual performance goals determined by our CEO, or in the case of our CEO’s bonus, at the discretion of the Compensation Committee of the Board.

The foregoing description is intended only as a summary of the material terms of the executive bonus program for the 2013 fiscal year and is qualified in its entirety by reference to the full 2013 Plan, a copy of which is attached as Exhibit 10.22 to this Form 10-K and is incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2014 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements

The Financial Statements of Mitek Systems, Inc. and Report of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page F-1.

(a)(2) Financial Statement Schedules

These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.2	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.3	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.4	Mitek Systems, Inc. 2010 Stock Option Plan.	(8)

10.5	Mitek Systems, Inc. 2012 Incentive Plan.	(9)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(10)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	*

10.8	Stock Option Agreement, dated May 19, 2003, by and between James B. DeBello and Mitek Systems, Inc., as amended.	(11)

10.9	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(4)

10.10	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(4)

10.11	Form of Securities Purchase Agreement, dated September 30, 2010, between Mitek Systems, Inc. and certain accredited investors.	(12)

10.12	Form of Securities Purchase Agreement, dated May 5, 2011, between Mitek Systems, Inc. and certain accredited investors.	(13)

10.13	Underwriting Agreement, dated June 25, 2013, between Mitek Systems, Inc. and William Blair & Company, L.L.C.	(14)

Exhibit No.	Description	Incorporated by Reference from Document

10.14	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(15)

10.15	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(16)

10.16	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(16)

10.17	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	*

10.18	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	*

10.19	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	*

10.20	Form of Executive Severance and Change of Control Plan.	(15)

10.21	Form of Indemnification Agreement.	(15)

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2013	*

10.23	Lease, dated September 13, 2005, by and between Arden Realty Finance V, L.L.C. and Mitek Systems, Inc., as amended.	(17)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 7, 2012.
(10)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 15, 2011.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September, 30, 2010 filed with the SEC on November 16, 2010.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 9, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2013.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 12, 2013	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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

/s/ James B. DeBello James B. DeBello	President and Chief Executive Officer and Director (Principal Executive Officer)	December 12, 2013

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 12, 2013

/s/ John M. Thornton John M. Thornton	Chairman of the Board of Directors and Director	December 12, 2013

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 12, 2013

/s/ Gerald I. Farmer Gerald I. Farmer	Director	December 12, 2013

/s/ Bruce E. Hansen Bruce E. Hansen	Director	December 12, 2013

/s/ Alex W. Hart Alex W. Hart	Director	December 12, 2013

/s/ Sally B. Thornton Sally B. Thornton	Director	December 12, 2013

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2013 and 2012, and the related statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 12, 2013 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated December 12, 2013 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 12, 2013

MITEK SYSTEMS, INC.

BALANCE SHEETS

	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,294,456	$6,702,090
Short-term investments	5,730,872	5,819,537
Accounts receivable, net	1,494,627	1,097,311
Other current assets	661,706	485,165

Total current assets	31,181,661	14,104,103
Long-term investments	—	2,085,690
Property and equipment, net	1,629,664	491,079
Other non-current assets	42,049	42,049

Total assets	$32,853,374	$16,722,921

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,875,909	$711,950
Accrued payroll and related taxes	1,455,487	726,965
Deferred revenue, current portion	2,335,532	1,632,085
Other current liabilities	151,536	31,656

Total current liabilities	5,818,464	3,102,656
Deferred revenue, non-current portion	511,125	—
Other non-current liabilities	795,043	63,586

Total liabilities	7,124,632	3,166,242

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 40,000,000 shares authorized, respectively; 30,361,442 and 25,995,216 issued and outstanding, respectively	30,361	25,995
Additional paid-in capital	56,431,640	36,990,691
Accumulated other comprehensive gain (loss)	1,838	(616)
Accumulated deficit	(30,735,097)	(23,459,391)

Total stockholders’ equity	25,728,742	13,556,679

Total liabilities and stockholders’ equity	$32,853,374	$16,722,921

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the years ended September 30,
	2013	2012	2011
Revenue
Software	$10,716,505	$6,386,361	$8,122,744
Maintenance and professional services	4,086,680	2,706,322	2,143,231

Total revenue	14,803,185	9,092,683	10,265,975

Operating costs and expenses
Cost of revenue-software	744,842	540,321	662,080
Cost of revenue-maintenance and professional services	858,757	723,599	509,654
Selling and marketing	5,852,448	3,450,054	2,410,711
Research and development	6,793,412	6,664,030	2,996,109
General and administrative	7,853,264	5,595,843	3,431,023

Total costs and expenses	22,102,723	16,973,847	10,009,577

Operating (loss) income	(7,299,538)	(7,881,164)	256,398

Other income (expense), net
Interest and other expense	(6,862)	(7,224)	(389,494)
Interest income	31,770	44,384	10,531

Total other income (expense), net	24,908	37,160	(378,963)

Loss before income taxes	(7,274,630)	(7,844,004)	(122,565)
Income tax provision (benefit)	1,076	(4,008)	2,492

Net loss	$(7,275,706)	$(7,839,996)	$(125,057)

Net loss per share—basic and diluted	$(0.26)	$(0.31)	$(0.01)

Shares used in calculating net loss per share—basic and diluted	27,492,670	25,124,179	21,506,508

Other comprehensive loss:
Net loss	$(7,275,706)	$(7,839,996)	$(125,057)
Unrealized gain (loss) on investments	2,454	9,239	(9,855)

Other comprehensive loss	$(7,273,252)	$(7,830,757)	$(134,912)

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2013, 2012 and 2011

	Common Stock Outstanding (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders Equity
Balance, September 30, 2010	17,816,249	$17,816	$16,477,981	$(15,494,338)	$—	$1,001,459
Conversion of debentures	1,418,573	1,419	1,062,507	—	—	1,063,926
Issuance of common stock, net of issuance costs of $1,154,634	3,357,143	3,357	14,592,009	—	—	14,595,366
Exercise of stock options	895,287	894	219,403	—	—	220,297
Exercise of warrants	657,114	658	37,259	—	—	37,917
Stock-based compensation expense	—	—	1,271,238	—	—	1,271,238
Components of comprehensive income:
Net loss	—	—	—	(125,057)	—	(125,057)
Change in unrealized loss on investments	—	—	—	—	(9,855)	(9,855)

Total comprehensive loss						(134,912)

Balance, September 30, 2011	24,144,366	$24,144	$33,660,397	$(15,619,395)	$(9,855)	$18,055,291
Exercise of stock options	1,739,924	1,740	730,547	—	—	732,287
Exercise of warrants	110,926	111	(111)	—	—	—
Stock-based compensation expense	—	—	2,599,858	—	—	2,599,858
Components of other comprehensive income:
Net loss	—	—	—	(7,839,996)	—	(7,839,996)
Change in unrealized gain on investments	—	—	—	—	9,239	9,239

Total other comprehensive loss						(7,830,757)

Balance, September 30, 2012	25,995,216	$25,995	$36,990,691	$(23,459,391)	$(616)	$13,556,679
Issuance of common stock, net of issuance costs of $1,245,196	3,285,713	3,286	16,001,511	—	—	16,004,797
Exercise of stock options	1,042,872	1,043	713,426	—	—	714,469
Settlement of restricted stock units	37,641	37	(65,850)	—	—	(65,813)
Stock-based compensation expense	—	—	2,791,862	—	—	2,791,862
Components of other comprehensive income:
Net loss	—	—	—	(7,275,706)	—	(7,275,706)
Change in unrealized gain on investments	—	—	—	—	2,454	2,454

Total other comprehensive loss						(7,273,252)

Balance, September 30, 2013	30,361,442	$30,361	$56,431,640	$(30,735,097)	$1,838	$25,728,742

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2013	2012	2011
OPERATING ACTIVITIES
Net loss	$(7,275,706)	$(7,839,996)	$(125,057)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,791,862	2,599,858	1,271,238
Depreciation and amortization	323,383	231,981	179,291
Accretion and amortization on debt securities	182,162	261,398	—
Provision for bad debt	(5,773)	(3,571)	15,340
Gain on sale of property and equipment	(1,097)	—	—
Non-cash interest expense on convertible debt	—	—	384,124
Amortization of capitalized debt issuance costs	—	—	53,945
Changes in assets and liabilities:
Accounts receivable	(391,543)	1,862,555	(1,750,036)
Other assets	(213,653)	(180,367)	(181,873)
Accounts payable	1,163,959	353,043	130,393
Accrued payroll and related taxes	728,522	230,956	299,478
Deferred revenue	1,214,572	758,855	41,858
Other liabilities	868,251	(53,476)	(2,533)

Net cash (used in) provided by operating activities	(615,061)	(1,778,764)	316,168

INVESTING ACTIVITIES
Purchases of investments	(4,058,975)	(12,187,523)	(10,614,723)
Sales and maturities of investments	6,090,734	14,635,005	—
Purchases of property and equipment	(1,497,492)	(339,715)	(204,358)
Sale of property and equipment	36,621	—	—

Net cash provided by (used in) investing activities	570,888	2,107,767	(10,819,081)

FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs of $1,245,196, $0 and $1,154,634, respectively	16,004,797	—	14,595,366
Proceeds from exercise of warrants and stock options	648,656	732,287	258,214
Principal payments on capital lease obligations	(16,914)	(14,916)	—

Net cash provided by financing activities	16,636,539	717,371	14,853,580

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,592,366	1,046,374	4,350,667
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,702,090	5,655,716	1,305,049

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$23,294,456	$6,702,090	$5,655,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$8,093	$10,397	$5,333

Cash paid for income taxes	$1,076	$800	$2,492

NON-CASH FINANCING AND INVESTING ACTIVITIES
Unrealized holding gain (loss) on available for sale investments	$2,454	$9,239	$(9,855)

Cashless exercise of option and warrants	$125	$410	$859

Cashless settlement of restricted stock units	$32	$—	$—

Capital lease obligations	$—	$95,388	$—

Conversion of debt to common stock	$—	$—	$1,063,926

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2013, 2012 AND 2011

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 21, 2013, the Company’s has been granted 18 patents and it has an additional 21 patent applications pending.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2013, 1,420 financial institutions have signed agreements to deploy Mobile Deposit®, and 805 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the second quarter of calendar 2013. Other mobile imaging software solutions offered by the Company include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems.

The Company markets and sells its mobile imaging software solutions through channel partners or directly to enterprise customers that typically purchase licenses based on of the number of transactions or subscribers that use our mobile software. The Company’s mobile imaging software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Basis of Presentation

The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).

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

Net Loss Per Share

The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as options, warrants and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

At September 30, 2013, 2012 and 2011, the following potentially dilutive common shares were excluded from the net loss per share calculation, as they would have been antidilutive:

	2013	2012	2011
Stock options	2,824,964	3,512,286	4,553,904
Warrants	6,667	6,667	132,189
Restricted stock units	692,504	515,834	300,000

Total potentially dilutive common shares outstanding	3,524,135	4,034,787	4,986,093

The computation of basic and diluted net loss per share for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Net loss	$(7,275,706)	$(7,839,996)	$(125,057)

Weighted-average common shares and share equivalents outstanding—basic	27,492,670	25,124,179	21,506,508
Effect of dilutive stock options	—	—	—

Weighted-average common shares and share equivalents outstanding—diluted	27,492,670	25,124,179	21,506,508

Net loss per share:
Basic	$(0.26)	$(0.31)	$(0.01)
Diluted	$(0.26)	$(0.31)	$(0.01)

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2013, 2012 and 2011.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows (in thousands):

	September 30, 2013	September 30, 2012
Accounts receivable	$1,506,627	$1,115,084
Less: Allowance for doubtful accounts	(12,000)	(17,773)

Accounts receivable, net	$1,494,627	$1,097,311

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the years ended September 30, 2013 and 2012, respectively.

Deferred Maintenance Fees

Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees, which are included in other current assets on the balance sheet, are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the Statements of Operations over the maintenance period, which is typically one year.

Property and Equipment

Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2013 and 2012:

	2013	2012
Property and equipment—at cost:
Equipment	$1,054,868	$684,552
Furniture and fixtures	227,189	130,559
Leasehold improvements	975,838	65,227

	2,257,895	880,338

Less: accumulated depreciation and amortization	(628,231)	(460,223)
Construction in progress	—	70,964

Total property and equipment, net	$1,629,664	$491,079

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lease term. Depreciation and amortization of property and equipment totaled $323,383, $140,146 and $42,133 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Included in property and equipment as of September 30, 2013 and 2012 in the table above is equipment of $95,388 purchased under a capital lease. There were no fixed assets acquired under capital leases at September 30, 2011. Depreciation expense related to the equipment purchased under the capital lease was $19,078 and $17,488 in the fiscal years ended September 30, 2013 and 2012, respectively, and accumulated depreciation was $36,566 and $17,488 at September 30, 2013 and 2012, respectively. The Company recorded no depreciation expense related to capital leases in the fiscal year ended September 30, 2011, nor was there any related accumulated depreciation at September 30, 2011. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $97,532, $57,815 and $43,115 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2013, 2012 and 2011.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2013 and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

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

The Company recorded no amortization of software development costs for the fiscal year ended September 30, 2013. The Company recorded amortization of software development costs of $91,438 and $137,157 for the fiscal years ended September 30, 2012 and 2011, respectively. The Company records amortization of software development costs as cost of revenue-software in the Statements of Operations.

Deferred Revenue

Deferred revenues represent advance payments or billings for software licenses, professional services and maintenance billed in advance of the time we recognize the related revenues. Deferred maintenance revenue represents customer billings, paid up front, generally annually at the beginning of each maintenance period, with revenue recognized ratably over such period. For certain other licensing arrangements, revenue attributable to undelivered elements, including post-contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the arrangement.

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

Stock-Based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). The Company estimates the fair value of stock options using the Black-Scholes option pricing model. The fair value of stock options granted is recognized as an expense over the requisite service period. Stock-based compensation expense for all share-based payment awards is recognized using the straight-line single-option method.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $123,905, $72,053 and $76,026 during the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2013, management determined that the Company has only one operating segment: the development, sale and service of our proprietary software solutions related to mobile imaging.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss for the fiscal years ended September 30, 2013, 2012 and 2011:

	2013	2012	2011
Net loss	$(7,275,706)	$(7,839,996)	$(125,057)
Other comprehensive loss:
Change in unrealized gains (losses) on marketable securities	2,454	9,239	(9,855)

Total comprehensive loss	$(7,273,252)	$(7,830,757)	$(134,912)

Included on the balance sheet at September 30, 2013 is an accumulated other comprehensive gain of $1,838, compared to an accumulated other comprehensive loss $616 at September 30, 2012, related to the Company’s available-for-sale-securities.

2.	INVESTMENTS

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2013 and 2012, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2013, 2012 and 2011.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of September 30, 2013 and 2012:

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,729,034	$2,378	$(540)	$5,730,872
Corporate debt securities, long-term	—	—	—	—

Total	$5,729,034	$2,378	$(540)	$5,730,872

	September 30, 2012
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,818,549	$3,343	$(2,355)	$5,819,537
Corporate debt securities, long-term	2,087,294	684	(2,288)	2,085,690

Total	$7,905,843	$4,027	$(4,643)	$7,905,227

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

Based on the fair value hierarchy, all of the Company’s investments were classified as Level 2 at September 30, 2013 and 2012, as represented in the following table:

	2013	2012
Short-term investments:
Corporate debt securities
Financial	$3,411,661	$1,604,618
Industrial	1,517,327	2,264,934
Utility	401,984	—
Commercial paper
Industrial	399,900	348,817
Financial	—	1,197,730
Certificate of deposit—financial	—	403,438

Total short-term investments	$5,730,872	$5,819,537

Long-term investments:
Corporate debt securities
Financial	$—	$1,237,992
Industrial	—	426,974
Utility	—	420,724

Total long-term investments	$—	$2,085,690

3.	DEBT

Convertible Debt

In December 2009, the Company entered into a securities purchase agreement with accredited investors pursuant to which the Company agreed to issue the following securities in exchange for aggregate consideration of $1,012,500: (i) 5% senior secured convertible debentures in the principal amount of approximately $1,000,000, and (ii) warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share. Each investor received a warrant to purchase that number of shares of the Company’s common stock that equals 25% of the quotient obtained by dividing such investor’s aggregate subscription amount by $0.75. The transaction resulted in proceeds to the Company of $922,223, net of transaction costs and expenses.

In December 2010, the Company converted the then-outstanding balance of the debentures of $1,063,926, including accrued interest of $51,426, into 1,418,573 shares of the Company’s common stock at a conversion price of $0.75 per share. In addition, the Company recognized as interest expense the remaining unamortized discount of $319,836 related to the beneficial conversion feature at the time of conversion in accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options.

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

Of the gross proceeds, $786,432 was allocated to the debentures and $226,068 to the warrants. The value of the warrants was estimated using a Black-Scholes option pricing model. The amount allocated to the warrants was recorded as a discount on the debentures and was being amortized to interest expense in the accompanying Statements of Operations over the term of the debentures. In addition, based on the conversion price of $0.75 and relative value of the debentures, a beneficial conversion feature of $401,568 was recorded as an additional discount on the debentures and was being amortized to interest expense in the accompanying Statements of Operations over the term of the debentures. The remaining unrecognized interest expense was recorded at the time of conversion.

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

In June, 2013, the Company sold 2,857,142 shares of its common stock at a price of $5.25 per share in an underwritten public offering (the “Offering”) and received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the underwriting agreement for the Offering, the Company granted the underwriter a 30-day option to purchase an additional 428,571 shares of its common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of the Company’s common stock pursuant to such option occurred during July 2013, resulting in $2,127,350 in additional net proceeds to the Company.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors. As of September 30, 2013, there were warrants to purchase 6,667 shares of the Company’s common stock outstanding with an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014.

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

In connection with issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share, as discussed in greater detail in Note 3. Of such warrants, warrants to purchase 330,834 shares of the Company’s common stock have been exercised and warrants to purchase 6,667 shares of common stock remain outstanding as of September 30, 2013. These warrants expire in December 2014.

The following table summarizes warrant activity in the fiscal years ended September 30, 2013, 2012 and 2011:

	Number of shares	Weighted-average exercise price
Outstanding and exercisable at September 30, 2010	895,283	$0.84
Granted	—
Exercised	(763,094)	$0.83
Cancelled	—

Outstanding and exercisable at September 30, 2011	132,189	$0.91
Granted	—
Exercised	(125,522)	$0.91
Cancelled	—

Outstanding and exercisable at September 30, 2012	6,667	$0.91
Granted	—
Exercised	—
Cancelled	—

Outstanding and exercisable at September 30, 2013	6,667	$0.91

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2013 of 15.3% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2013, 2012 and 2011. Prior to the adoption of ASC 718, any tax benefits received by the Company related to stock option exercises would have been reported as operating cash flows.

The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2013, 2012 and 2011 were based on the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.18% - 1.20%	0.35% - 1.06%	0.26% - 2.26%
Expected life (years)	5.3	5.0	5.5
Expected volatility	175%	110%	193%
Expected dividends	None	None	None

The following table summarizes stock-based compensation expense related to stock options and RSUs under ASC 718 for the fiscal years ended September 30, 2013, 2012 and 2011, which were allocated as follows:

	2013	2012	2011
Sales and marketing	$433,130	$471,716	$235,710
Research and development	617,377	592,249	290,239
General and administrative	1,741,355	1,535,893	745,289

Stock-based compensation expense related to employee stock options included in operating expenses	$2,791,862	$2,599,858	$1,271,238

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	1,454,952	$3.26	6.05	$4,177,830
Unvested	1,370,012	$4.97	8.61	1,821,844

Total	2,824,964	$4.09	7.29	$5,999,673

The Company recognized $2,023,023, $2,070,786 and $1,091,894 in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013, the Company had $5,350,198 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.73 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2013, 2012 and 2011:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2010	4,534,328	$0.66	6.21
Granted	976,531	$3.70
Exercised	(942,639)	$0.53
Cancelled	(14,316)	$0.57

Outstanding, September 30, 2011	4,553,904	$1.34	6.15
Granted	1,095,750	$8.54
Exercised	(1,812,215)	$0.81
Cancelled	(325,153)	$6.41

Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	651,563	$3.63
Exercised	(1,103,582)	$0.90
Cancelled	(235,303)	$7.26

Outstanding, September 30, 2013	2,824,964	$4.09	7.29

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2013:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.79	405,841	6.27	$0.74	405,841	$0.74	—
$0.80 to $1.95	360,695	2.43	$0.94	360,695	$0.94	—
$2.34 to $2.60	802,258	7.83	$2.51	290,015	$2.60	512,243
$3.33 to $9.97	951,586	8.76	$5.81	271,013	$7.17	680,573
$11.05 to $11.68	304,584	8.38	$11.08	127,388	$11.08	177,196

	2,824,964	7.29	$4.09	1,454,952	$3.26	1,370,012

The total intrinsic value of options exercised during the fiscal years ended September 30, 2013, 2012 and 2011 was $3,832,374, $14,215,750 and $4,731,689, respectively. The per-share weighted average fair value of options granted during the fiscal years ended September 30, 2013, 2012 and 2011 was $3.57, $5.97 and $3.54, respectively.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, RSUs and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of September 30, 2013, stock options to purchase 1,214,397 shares of the Company’s common stock and 217,504 RSUs were outstanding under the 2012 Plan, and 776,308 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of September 30, 2013:

2000 Stock Option Plan	215,412
2002 Stock Option Plan	226,100
2006 Stock Option Plan	49,000
2010 Stock Option Plan	1,120,055

Total stock options outstanding under the Prior Plans	1,610,567

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

Restricted Stock Units

In January 2011, the Company’s board of directors adopted, subject to stockholder approval, the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock for the issuance of RSUs to both employee and non-employee members of the board of directors of the Company. On February 23, 2011, the Director Plan was approved by the Company’s stockholders at its annual meeting.

In addition, the Company has awarded RSUs to certain of its employees under the 2012 Plan. The RSUs vest in equal annual installments over four years.

The following table summarizes RSU activity in the fiscal years ended September 30, 2013, 2012 and 2011:

	Number of shares	Weighted-average fair value per share
Outstanding at September 30, 2010	—	—
Granted	300,000	$5.12
Settled	—	—
Cancelled	—	—

Outstanding at September 30, 2011	300,000	$5.12
Granted	255,835	$8.44
Settled	—	—
Cancelled	(40,001)	$11.05

Outstanding at September 30, 2012	515,834	$6.30
Granted	255,000	$3.15
Settled	(50,829)	$7.76
Cancelled	(27,501)	$11.05

Outstanding at September 30, 2013	692,504	$4.85

The cost of a RSU is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $768,839, $529,072 and $179,343 in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2013, 2012 and 2011, respectively. As of September 30, 2013, the Company had approximately $2,274,490 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.1 years.

5.	INCOME TAXES

For the fiscal years ended September 30, 2013, 2012 and 2011 the income tax provision (benefit) was as follows:

	2013	2012	2011
Federal—current	$—	$(4,808)	$—
State—current	1,076	800	2,492

Total	$1,076	$(4,008)	$2,492

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets (liabilities):
Net operating loss carryforwards	$10,473,905	$8,428,034
Capitalized research and development costs	134,550	336,475
Stock based compensation	408,588	380,989
Prepaid License Fees	—	4,641
AMT credit carryforwards	66,320	66,320
Other	186,212	78,620
Research credit carryforwards	43,802	49,310

Total deferred assets	11,313,377	9,344,389
Valuation allowance for net deferred tax assets	(11,313,377)	(9,344,389)

Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2013 and 2012 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the fiscal years ended September 30, 2013 and 2012 was an increase of $1,968,988 and $2,247,615, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2013, the Company has available net operating loss carryforwards of $45,392,347 for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are $35,164,486 and will begin to expire in 2013. Included in these amounts are federal and state net operating losses of $17,654,877 attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2013, the Company has available federal research and development credit carryforwards of $29,306 and alternative minimum tax credit carryforwards of $66,320. The research and development credits will start to expire in 2023. As of September 30, 2013, the Company has available state research and development credit carryforwards and manufacturers’ investment credit carryforwards of $21,963 and $8,346, respectively. The state research and development credits have no expiration date and the state manufacturers’ investment credits started to expire in the current year.

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

The difference between the income tax provision (benefit) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2013, 2012 and 2011:

	2013	2012	2011
Amount computed using statutory rate	$(2,473,374)	$(2,666,961)	$(42,519)
Net change in valuation allowance for net deferred tax assets	1,968,987	2,247,615	(18,388)
Non-deductible items	548,839	807,533	798
Other	—	—	(18,378)
State income tax	(43,376)	(392,195)	80,979

Income tax provision (benefit)	$1,076	$(4,008)	$2,492

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Because the Company is carrying forward federal and state net operating losses from 1997 and 2002, respectively, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 1997 and 2002, as the case may be. The Company does not have any uncertain tax positions. As of September 30, 2013, no accrued interest or penalties are recorded in the financial statements.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

USAA

On March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against the Company seeking, among other things, a declaratory judgment that USAA does not infringe certain of the Company’s patents relating to Mobile Deposit®, and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to the Company and that the Company used such information in its patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

On April 12, 2012, the Company filed a lawsuit against USAA in the U.S. District Court for the District of Delaware, alleging that USAA infringes five of the Company’s patents relating to image capture on mobile devices, breached the parties’ license agreement by using the Company’s products beyond the scope of the agreed-upon license terms and breached the parties’ license agreement by disclosing confidential pricing and other confidential information for the Company’s legacy product installation in the lawsuit USAA filed in Texas.

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

The Company believes USAA’s claims are without merit and intends to vigorously defend against those claims and pursue its claims against USAA. The Company does not believe that the results of USAA’s claims will have a material adverse effect on its financial condition or results of operations.

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

On January 7, 2013, TISA answered the Company’s complaint by denying the allegations and raising several affirmative defenses. On January 11, 2013, the Company amended its complaint to add its sixth patent, which had recently been issued and also relates to image capture on mobile devices. On January 28, 2013, TISA responded to the Company’s amended complaint by again denying the allegations and raising the same affirmative defenses that they raised in their answer to the Company’s initial complaint.

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

24

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. The Company’s board of directors may, at its sole discretion, approve matching contributions by the Company. During the fiscal years ended September 30, 2013, 2012 and 2011, the Company’s board of directors did not approve any Company matching contributions to the plan.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2013, the unamortized balance of the lease incentives was $603,202, of which $104,905 has been included in other current liabilities and $498,297 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2014	$481,535
2015	495,981
2016	510,861
2017	526,187
2018	541,972
Thereafter	416,959

Total	$2,973,495

Rent expense for the Company’s operating lease for its facility for the years ended September 30, 2013, 2012 and 2011 totaled $379,529, $335,946 and $288,041, respectively.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the fiscal year ended September 30, 2013, the Company derived revenue of $3,607,417, or 24% of the Company’s total revenue, from one customer, compared to revenue of $3,787,730 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of the Company’s total revenue for the fiscal year ended September 30, 2012. For the fiscal year ended September 30, 2011, the Company derived revenue of $3,384,788 from two customers, with such customers accounting for 22% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $588,475, $675,074 and $2,235,500 at September 30, 2013, 2012 and 2011, respectively.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore, the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last few years, sales of licenses to one or more channel partners have comprised a significant part of the Company’s revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either the Company or another channel partner could sell the Company’s products to the end-user that purchased from the channel partner the Company lost.

International sales accounted for approximately 3%, 5% and 12% of the Company’s total revenue for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal years ended September 30, 2013 and 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company made purchases from one vendor that comprised approximately 13% of the Company’s total purchases for the fiscal year ended September 30, 2011. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.