Form 10-Q
period 2013-12-31
MITEK SYSTEMS INC
filed 2014-02-07
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

There were 30,431,192 shares of the registrant’s common stock outstanding as of January 31, 2014.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2013

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2013 (Unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$10,176,985	$23,294,456
Short-term investments	13,180,876	5,730,872
Accounts receivable, net	2,857,062	1,494,627
Other current assets	563,622	661,706

Total current assets	26,778,545	31,181,661
Long-term investments	4,052,426	—
Property and equipment, net	1,529,710	1,629,664
Other non-current assets	42,049	42,049

Total assets	$32,402,730	$32,853,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,540,241	$1,875,909
Accrued payroll and related taxes	1,362,395	1,455,487
Deferred revenue, current portion	3,026,533	2,335,532
Other current liabilities	120,553	151,536

Total current liabilities	6,049,722	5,818,464
Deferred revenue, non-current portion	461,150	511,125
Other non-current liabilities	763,765	795,043

Total liabilities	7,274,637	7,124,632

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 30,431,192 and 30,361,442 issued and outstanding, respectively	30,432	30,361
Additional paid-in capital	57,300,061	56,431,640
Accumulated other comprehensive gain	997	1,838
Accumulated deficit	(32,203,397)	(30,735,097)

Total stockholders’ equity	25,128,093	25,728,742

Total liabilities and stockholders’ equity	$32,402,730	$32,853,374

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
Revenue
Software	$3,169,864	$2,570,706
Maintenance and professional services	1,292,660	738,958

Total revenue	4,462,524	3,309,664

Operating costs and expenses
Cost of revenue-software	321,099	192,606
Cost of revenue-maintenance and professional services	249,598	147,390
Selling and marketing	1,849,901	1,264,052
Research and development	1,525,574	1,402,753
General and administrative	1,997,200	1,668,929

Total operating costs and expenses	5,943,372	4,675,730

Operating loss	(1,480,848)	(1,366,066)
Other income (expense), net
Interest and other expense, net	(1,700)	(2,025)
Interest income	15,209	8,449

Total other income (expense), net	13,509	6,424

Loss before income taxes	(1,467,339)	(1,359,642)
Provision for income taxes	(961)	—

Net loss	$(1,468,300)	$(1,359,642)

Net loss per share—basic and diluted	$(0.05)	$(0.05)

Shares used in calculating net loss per share—basic and diluted	30,402,397	26,024,288

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,468,300)	$(1,359,642)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	829,071	656,534
Depreciation and amortization	116,175	48,616
Accretion and amortization on debt securities	94,725	97,751
Provision for (recovery of) bad debt	1,000	(2,773)
Changes in assets and liabilities:
Accounts receivable	(1,363,435)	(524,141)
Other assets	92,643	(2,157)
Accounts payable	(335,668)	443,948
Accrued payroll and related taxes	(93,092)	144,592
Deferred revenue	641,026	807,496
Other liabilities	(57,728)	485,802

Net cash (used in) provided by operating activities	(1,543,583)	796,026

INVESTING ACTIVITIES:
Purchases of investments	(14,071,179)	(308,956)
Sales and maturities of investments	2,478,624	2,685,734
Purchases of property and equipment	(16,221)	(315,121)

Net cash (used in) provided by investing activities	(11,608,776)	2,061,657

FINANCING ACTIVITIES:
Proceeds from exercise of stock options	39,421	37,237
Principal payments on capital lease obligations	(4,533)	(4,060)

Net cash provided by financing activities	34,888	33,177

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,117,471)	2,890,860
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,294,456	6,702,090

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,176,985	$9,592,950

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,719	$2,192

Cash paid for income taxes	$961	$—

NON-CASH FINANCING AND INVESTING ACTIVITIES:
Cashless settlement of restricted stock units	$5	$—

Cashless exercise of stock options	$3	$—

Unrealized holding (loss) gain on available-for-sale investments	$(841)	$4,378

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of January 7, 2014, the Company has been granted 19 patents and has an additional 23 patent applications pending.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2013, 1,780 financial institutions have signed agreements to deploy Mobile Deposit® and 1,362 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the third quarter of calendar year 2013. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company as of December 31, 2013 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2013 (the “Form 10-K”).

Results for the three months ended December 31, 2013 are not necessarily indicative of results for any other interim period or for a full year.

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

Net Loss Per Share

The Company calculates net loss per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic and diluted net loss per share are based on the weighted-average number of common shares outstanding during the period, without giving effect to potentially dilutive securities. In a period with a net loss position, potentially dilutive securities, such as options, warrants and restricted stock units (“RSUs”), are not included in the calculation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

At December 31, 2013 and 2012, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive:

	Three months ended December 31,
	2013	2012
Stock options	2,754,030	3,780,471
Warrants	6,667	6,667
Restricted stock units	1,179,513	719,167

Total potentially dilutive common shares outstanding	3,940,210	4,506,305

The calculation of basic and diluted net loss per share is as follows:

	Three months ended December 31,
	2013	2012
Net loss	$(1,468,300)	$(1,359,642)

Weighted-average common shares outstanding:
Basic	30,402,397	26,024,288

Diluted	30,402,397	26,024,288

Net loss per share:
Basic	$(0.05)	$(0.05)

Diluted	$(0.05)	$(0.05)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows:

	December 31, 2013	September 30, 2013
Accounts receivable	$2,870,062	$1,506,627
Less: Allowance for doubtful accounts	(13,000)	(12,000)

Accounts receivable, net	$2,857,062	$1,494,627

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2013 and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

Fair Value of Equity Instruments

The fair value of equity instruments involves significant estimates based on underlying assumptions made by management. The fair value for purchase rights under the Company’s equity plans is measured at the grant date using a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions, and using the closing price of the Company’s common stock on the grant date for RSUs. The fair value of stock-based awards is recognized as an expense over the respective terms of the awards.

Deferred Income Taxes

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the tax basis of such assets and liabilities. The Company maintains a valuation allowance against its deferred tax assets due to the uncertainty regarding the future realization of such assets, which is based on historical taxable income, projected future taxable income and the expected timing of the reversals of existing temporary differences. Until such time as the Company can demonstrate that it will no longer incur losses, or if the Company is unable to generate sufficient future taxable income, it could be required to maintain the valuation allowance against its deferred tax assets.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss:

	Three months ended December 31,
	2013	2012
Net loss	$(1,468,300)	$(1,359,642)
Other comprehensive loss:
Change in unrealized (loss) gain on investments	(841)	4,378

Total comprehensive loss	$(1,469,141)	$(1,355,264)

Included on the balance sheet at December 31, 2013 is an accumulated other comprehensive gain of $997, compared to an accumulated other comprehensive gain of $1,838 at September 30, 2013, related to the Company’s available-for-sale securities.

2. INVESTMENTS

The following table summarizes investments by type of security as of December 31, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$13,178,878	$3,742	$(1,744)	$13,180,876
Corporate debt securities, long-term	4,053,426	845	(1,845)	4,052,426

Total	$17,232,304	$4,587	$(3,589)	$17,233,302

The following table summarizes investments by type of security as of September 30, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,729,034	$2,378	$(540)	$5,730,872
Corporate debt securities, long-term	—	—	—	—

Total	$5,729,034	$2,378	$(540)	$5,730,872

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2013 and September 30, 2013, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2013 and 2012.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	December 31, 2013	September 30, 2013
Short-term investments:
Corporate debt securities
Financial	$8,240,029	$3,411,661
Industrial	1,443,139	1,517,327
Utility	1,100,053	401,984
Commercial paper
Financial	1,597,612	—
Industrial	—	399,900
Certificate of deposit—financial	800,043	—

Total short-term investments	$13,180,876	$5,730,872

Long-term investments:
Corporate debt securities
Financial	$2,506,230	$—
Industrial	1,182,490	—
Utility	363,706	—

Total long-term investments	$4,052,426	$—

3. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three months ended December 31,
	2013	2012
Sales and marketing	$201,524	$76,653
Research and development	184,888	123,578
General and administrative	442,659	456,303

Stock-based compensation expense included in operating expenses	$829,071	$656,534

The fair value calculations for stock-based compensation awards were based on the following assumptions:

	Three months ended December 31,
	2013	2012
Risk-free interest rate	0.12% - 0.63%	0.18% - 0.71%
Expected life (years)	2.52	4.91
Expected volatility	96%	165%
Expected dividends	None	None

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

As of December 31, 2013, the Company had $9,381,314 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Company’s board of directors. The total number of shares of the Company’s common stock reserved for issuance under the 2012 Plan is 2,000,000 shares, plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”). As of December 31, 2013, (i) stock options to purchase 1,208,750 shares of the Company’s common stock and 614,513 RSUs were outstanding under the 2012 Plan, and 375,507 shares of the Company’s common stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,545,280 shares of the Company’s common stock were outstanding under the Prior Plans.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2013	2,824,964	$4.09	7.29
Granted	—	—
Exercised	(67,226)	$1.03
Cancelled	(3,708)	$4.44

Outstanding, December 31, 2013	2,754,030	$4.16	7.05

The following table summarizes significant ranges of outstanding and exercisable options as of December 31, 2013:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted- Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.79	353,436	6.00	$0.73	353,436	$0.73	—
$0.80 to $1.95	355,695	2.11	$0.94	355,695	$0.94	—
$2.34 to $2.60	789,624	7.58	$2.51	382,549	$2.55	407,075
$3.33 to $9.97	951,586	8.51	$5.81	334,625	$6.86	616,961
$11.05 to $11.68	303,689	8.13	$11.08	146,881	$11.08	156,808

	2,754,030	7.05	$4.16	1,573,186	$3.49	1,180,844

The Company recognized $564,322 and $480,376 in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had $4,775,401 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.5 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding or exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2013 and 2012 was $336,340 and $84,510, respectively. As of December 31, 2013, there were 2,754,030 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 7.05 years, $4.16 and $7,313,083, respectively. As of December 31, 2012, there were 3,780,471 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.5 years, $3.23 and $4,862,479, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2013:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2013	692,504	$4.85
Granted	495,139	$5.25
Settled	(7,500)	$3.17
Cancelled	(630)	$5.25

Outstanding, December 31, 2013	1,179,513	$5.03

The cost of the RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $264,749 and $176,158 in stock-based compensation expense related to the outstanding RSUs in the three months ended December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had $4,605,913 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.5 years. As of December 31, 2012, the Company had $2,815,737 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.4 years.

4. INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such federal and state net operating loss carryforwards begin to expire in the fiscal years ending September 30, 2018 and September 30, 2014, respectively. The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2013 or December 31, 2012, and has not recognized interest and/or penalties in the statements of operations for the three months ended December 31, 2013.

5. COMMITMENTS AND CONTINGENCIES

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

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2013, the unamortized balance of the lease incentives was $576,975, of which $104,905 has been included in other current liabilities and $472,070 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

6. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended December 31, 2013, the Company derived revenue of $2,370,416 from two customers, with such customers accounting for 33% and 21%, respectively, of the Company’s total revenue. For the three months ended December 31, 2012, the Company derived revenue of $1,954,444 from three customers, with such customers accounting for 28%, 21% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1,113,300 and $2,347,165 at December 31, 2013 and 2012, respectively.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore, the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last few years, sales of licenses to one or more channel partners have comprised a significant part of the Company’s revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either the Company or another channel partner could sell the Company’s products to the end-users that purchased from the channel partner the Company lost.

International sales accounted for approximately 8% and 3% of the Company’s total revenue for the three months ended December 31, 2013 and 2012, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2013 and 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the SEC on December 12, 2013 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

Overview

Mitek Systems, Inc. is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions related to mobile imaging.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of January 7, 2014, we have been granted 19 patents and have an additional 23 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2013, 1,780 financial institutions have signed agreements to deploy Mobile Deposit®, and 1,362 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten U.S. retail banks and more than two-thirds of the top 50 U.S. retail banks and payment processing companies, as ranked by SNL Financial for the third quarter of calendar year 2013. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of December 31, 2013, we executed agreements indirectly through channel partners or directly with customers covering 1,780 Mobile Deposit® customers, 1,362 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

We derive revenue predominately from the sale of licenses to use the products covered by our patented technologies, such as our Mobile Deposit® product, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is primarily derived from the sale to our channel partners of licenses to sell the applications we offer. Revenues related to most of our licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the type and term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

During each of the last few quarters, sales of licenses to one or more channel partners have comprised a significant part of our revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2013 and 2012

The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2013 and 2012 (in thousands, except percentages):

	December 31, 2013	December 31, 2012	Change $	Change %
Revenue
Software	$3,170	$2,571	$599	23%
Maintenance and professional services	1,293	739	554	75%

Total revenue	$4,463	$3,310	$1,153	35%
Cost of revenue	$571	$340	$231	68%
% of revenue	13%	10%
Selling and marketing	$1,850	$1,264	$586	46%
% of revenue	41%	38%
Research and development	$1,526	$1,403	$123	9%
% of revenue	34%	42%
General and administrative	$1,997	$1,669	$328	20%
% of revenue	45%	50%
Other income (expense), net	$14	$6	$8	133%
% of revenue	0%	0%

Revenue

Total revenue increased $1,152,860, or 35%, to $4,462,524 in the three months ended December 31, 2013 compared to $3,309,664 in the three months ended December 31, 2012. The increase was primarily due to an increase in sales of software licenses of $599,158, or 23%, to $3,169,864 in the three months ended December 31, 2013 compared to $2,570,706 in the three months ended December 31, 2012. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of large software licenses purchased by partners and customers and the timing of license renewals in the three months ended December 31, 2013 compared to the three months ended December 31, 2012. Maintenance and professional services revenue increased $553,702, or 75%, to $1,292,660 in the three months ended December 31, 2013 compared to $738,958 in the three months ended December 31, 2012 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts, as well as an increase in billable professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $230,701, or 68%, to $570,697 in the three months ended December 31, 2013 compared to $339,996 in the three months ended December 31, 2012. The increase in cost of revenue is primarily due to the increase in revenue and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue increased to 13% in the three months ended December 31, 2013 compared to 10% in the three months ended December 31, 2012 primarily due to a relatively higher mix of sales of products containing third-party software on which we pay royalties.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $585,849, or 46%, to $1,849,901 in the three months ended December 31, 2013 compared to $1,264,052 in the three months ended December 31, 2012. As a percentage of revenue, selling and marketing expenses increased to 41% in the three months ended December 31, 2013 compared to 38% in the three months ended December 31, 2012. The increase is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling $545,130, related to an increase in headcount associated with the growth of our business.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering, mobile imaging science and product management. These costs are incurred to develop new software products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines and develop new, feature-rich products. We also employ research personnel, whose efforts are instrumental in ensuring product development from current technologies to anticipated future generations of products within our markets.

Research and development expenses increased $122,821, or 9%, to $1,525,574 in the three months ended December 31, 2013 compared to $1,402,753 in the three months ended December 31, 2012. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense, totaling $356,920 related to an increase in headcount associated with the growth of our business, offset by a decrease in outside contract services of $209,752. As a percentage of revenue, research and development expenses decreased to 34% in the three months ended December 31, 2013 compared to 42% in the three months ended December 31, 2012, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $328,271, or 20%, to $1,997,200 in the three months ended December 31, 2013 compared to $1,668,929 in the three months ended December 31, 2012. The increase is primarily due to an increase in legal fees of $269,773 related to intellectual property litigation and patent prosecution activity. As a percentage of revenue, general and administrative expenses decreased to 45% in the three months ended December 31, 2013 compared to 50% in the three months ended December 31, 2012, primarily due to the increase in revenue.

Other Income (Expense), Net

Interest and other expense decreased to $1,700 for the three months ended December 31, 2013 compared to $2,025 for the three months ended December 31, 2012, primarily due to a decrease in our capital lease obligation. Interest income was $15,209 for the three months ended December 31, 2013 compared to $8,449 for the three months ended December 31, 2012, an increase of $6,760, or 80%, due to an increase in returns on our investment portfolio.

Liquidity and Capital Resources

On December 31, 2013, we had $27,410,287 in cash and cash equivalents and investments compared to $29,025,328 on September 30, 2013, a decrease of $1,615,041, or 6%. The decrease in cash and cash equivalents and investments was primarily due to an increase in cash used in operating activities.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the three months ended December 31, 2013 was $1,543,583 and resulted primarily from hiring additional personnel and making other investments associated with the growth of our business. In addition to the net loss, cash used in operating activities included a decrease in working capital balances of $4,654,374, primarily due to cash in the amount of $4,052,426 used to purchase long-term investments. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $829,071, $116,175, and $94,725, respectively.

Net cash provided by operating activities during the three months ended December 31, 2012 was $796,026. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, accretion and amortization on debt securities, and depreciation and amortization totaling $656,534, $97,751, and $48,616, respectively. Cash provided by operating activities also increased due to increases in deferred revenue of $807,496, other liabilities of $485,802 and accounts payable of $443,948, partially offset by an increase in accounts receivable of $524,141, all associated with the growth of our business.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $11,608,776 during the three months ended December 31, 2013, which consisted of $14,071,179 related to the purchase of investments and $16,221 related to the purchase of property and equipment, partially offset by cash provided by the sales and maturities of investments of $2,478,624.

Net cash provided by investing activities was $2,061,657 during the three months ended December 31, 2012, which consisted of $2,685,734 related to the sales and maturities of investments, partially offset by $308,956 related to the purchase of investments, and $315,121 related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $34,888 during the three months ended December 31, 2013, which included net proceeds of $39,421 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $4,533.

During the three months ended December 31, 2012, net cash provided by financing activities was $33,177, which included net proceeds of $37,237 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $4,060.

Other Liquidity Matters

On December 31, 2013, we had investments of $17,233,302, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At December 31, 2013, $13,180,876 of our available-for-sale securities were classified as current and $4,052,426 were classified as long-term. At September 30, 2013, all of our available-for-sale securities were classified as current.

We had working capital of $20,728,823 at December 31, 2013 compared to $25,363,197 at September 30, 2013.

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

Accounts Receivable

We regularly monitor collections from our customers and maintain a provision for estimated credit losses that is based on historical experience and on specific customer collection issues. While such credit losses have historically been within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. Since our revenue recognition policy requires customers to be deemed creditworthy, our accounts receivable are based on customers whose payment is reasonably assured. Our accounts receivable are derived from sales to a wide variety of customers. We do not believe a change in liquidity of any one customer or our inability to collect from any one customer would have a material adverse effect on our financial position.

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

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants and compensation expense related to stock options granted, involves significant estimates based on underlying assumptions made by management. The valuation of warrants and stock options is based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2013 and 2012, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was insignificant.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2013, our short-term and long-term marketable securities had remaining maturities between approximately one and 15 months and a fair market value of $17,233,302, representing approximately 53% of our total assets.

The fair value of our cash equivalents and marketable securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ creditworthiness. We do not utilize financial contracts to manage our investment portfolio’s exposure to changes in market interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and marketable securities due to the relatively short maturities of these investments. While changes in market interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 5 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. As of December 31, 2013, there have been no material developments in our historical legal proceedings since September 30, 2013.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Executive Bonus Program Fiscal Year 2014.	(5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 7, 2014	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark Chief Financial Officer (Principal Financial and Accounting Officer)