Form 10-Q
period 2014-06-30
MITEK SYSTEMS INC
filed 2014-08-08
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

There were 30,503,668 shares of the registrant’s common stock outstanding as of August 4, 2014.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2014

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	June 30, 2014 (Unaudited)	September 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$9,141,126	$23,294,456
Short-term investments	15,591,569	5,730,872
Accounts receivable, net	2,519,605	1,494,627
Other current assets	805,086	661,706

Total current assets	28,057,386	31,181,661
Long-term investments	1,623,696	—
Property and equipment, net	1,406,543	1,629,664
Other non-current assets	42,049	42,049

Total assets	$31,129,674	$32,853,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,594,378	$1,875,909
Accrued payroll and related taxes	1,586,725	1,455,487
Deferred revenue, current portion	3,602,456	2,335,532
Other current liabilities	145,380	151,536

Total current liabilities	6,928,939	5,818,464
Deferred revenue, non-current portion	361,200	511,125
Other non-current liabilities	677,011	795,043

Total liabilities	7,967,150	7,124,632

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 30,481,168 and 30,361,442 issued and outstanding, respectively	30,481	30,361
Additional paid-in capital	59,158,324	56,431,640
Accumulated other comprehensive gain	2,735	1,838
Accumulated deficit	(36,029,016)	(30,735,097)

Total stockholders’ equity	23,162,524	25,728,742

Total liabilities and stockholders’ equity	$31,129,674	$32,853,374

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue
Software	$3,176,686	$2,694,220	$9,468,663	$7,439,804
Maintenance and professional services	1,483,038	1,187,807	4,137,723	2,976,150

Total revenue	4,659,724	3,882,027	13,606,386	10,415,954

Operating costs and expenses
Cost of revenue-software	293,877	240,053	787,544	586,915
Cost of revenue-maintenance and professional services	313,709	229,392	839,953	639,617
Selling and marketing	1,810,084	1,461,897	5,607,559	4,143,346
Research and development	1,589,521	1,976,020	4,745,723	5,020,127
General and administrative	2,302,973	2,032,316	6,968,419	5,849,052

Total costs and expenses	6,310,164	5,939,678	18,949,198	16,239,057

Operating loss	(1,650,440)	(2,057,651)	(5,342,812)	(5,823,103)
Other income (expense), net
Interest and other expense, net	(1,545)	(1,986)	(4,821)	(5,294)
Interest income, net	19,479	7,578	55,940	24,221

Total other income (expense), net	17,934	5,592	51,119	18,927

Loss before income taxes	(1,632,506)	(2,052,059)	(5,291,693)	(5,804,176)
Provision for income taxes	(95)	—	(2,226)	(800)

Net loss	$(1,632,601)	$(2,052,059)	$(5,293,919)	$(5,804,976)

Net loss per share – basic and diluted	$(0.05)	$(0.08)	$(0.17)	$(0.22)

Shares used in calculating net loss per share – basic and diluted	30,481,168	27,109,787	30,451,058	26,534,357

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Operating activities:
Net loss	$(5,293,919)	$(5,804,976)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	2,667,969	2,045,767
Depreciation and amortization	355,320	209,257
Accretion and amortization on debt securities	300,724	154,010
Provision for bad debt	(3,200)	(1,773)
Changes in assets and liabilities:
Accounts receivable	(1,021,778)	526,702
Other assets	(169,498)	(171,990)
Accounts payable	(281,531)	1,624,875
Accrued payroll and related taxes	131,238	511,717
Deferred revenue	1,116,999	1,053,998
Other liabilities	(110,206)	1,476,228

Net cash (used in) provided by operating activities	(2,307,882)	1,623,815

Investing activities:
Purchases of investments	(20,691,725)	(4,059,036)
Sales and maturities of investments	8,933,624	5,340,734
Purchases of property and equipment	(132,199)	(1,278,334)

Net cash (used in) provided by investing activities	(11,890,300)	3,364

Financing activities:
Proceeds from the issuance of common stock, net of issuance costs of $0 and $1,122,549, respectively	—	13,877,447
Proceeds from exercise of stock options	58,834	751,440
Principal payments on capital lease obligations	(13,982)	(12,524)

Net cash provided by financing activities	44,852	14,616,363

Net (decrease) increase in cash and cash equivalents	(14,153,330)	16,243,542
Cash and cash equivalents at beginning of period	23,294,456	6,702,090

Cash and cash equivalents at end of period	$9,141,126	$22,945,632

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,773	$6,231

Cash paid for income taxes	$2,226	$800

Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$897	$(2,945)

Cashless settlement of restricted stock units	$15	$16

Cashless exercise of stock options	$3	$125

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of June 30, 2014, the Company has been granted 20 patents and has an additional 23 patent applications pending.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of June 30, 2014, 2,571 financial institutions have signed agreements to deploy Mobile Deposit® and 2,143 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the first quarter of calendar year 2014. Other mobile imaging software solutions the Company offers include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their bank account and any camera-equipped smartphone or tablet, Mobile Photo Payments™, a product that allows users to pay their bills directly to the biller using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. The Company’s mobile imaging software solutions can be accessed by any smartphone or tablet using iOS and Android operating systems.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company as of June 30, 2014 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2013 (the “Form 10-K”).

Results for the three and nine months ended June 30, 2014 are not necessarily indicative of results for any other interim period or for a full year.

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

For the three and nine months ended June 30, 2014 and 2013, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive:

	Three and nine months ended June 30,
	2014	2013
Stock options	2,616,121	2,670,743
Restricted stock units	1,212,292	671,254
Warrants	6,667	6,667

Total potentially dilutive common shares outstanding	3,835,080	3,348,664

The calculation of basic and diluted net loss per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,632,601)	$(2,052,059)	$(5,293,919)	$(5,804,976)

Weighted-average common shares outstanding – basic	30,481,168	27,109,787	30,451,058	26,534,357

Effect of dilutive common share equivalents	—	—	—	—

Weighted-average common shares and share equivalents outstanding – diluted	30,481,168	27,109,787	30,451,058	26,534,357

Net loss per share – basic	$(0.05)	$(0.08)	$(0.17)	$(0.22)

Net loss per share – diluted	$(0.05)	$(0.08)	$(0.17)	$(0.22)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows:

	June 30, 2014	September 30, 2013
Accounts receivable	$2,528,405	$1,506,627
Less: Allowance for doubtful accounts	(8,800)	(12,000)

Accounts receivable, net	$2,519,605	$1,494,627

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

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2014 and 2013, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material.

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

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss:

	Three months ended June 30,		Nine months ended June 30,
	2014	2013	2014	2013
Net loss	$(1,632,601)	$(2,052,059)	$(5,293,919)	$(5,804,976)
Other comprehensive loss:
Change in unrealized (losses) gain on marketable securities	(4,948)	(5,481)	897	(2,945)

Total comprehensive loss	$(1,637,549)	$(2,057,540)	$(5,293,022)	$(5,807,921)

Included on the balance sheet at June 30, 2014 is an accumulated other comprehensive gain of $2,735, compared to an accumulated other comprehensive gain of $1,838 at September 30, 2013, related to the Company’s available-for-sale securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the provisions of ASC 606.

2. INVESTMENTS

The following table summarizes investments by type of security as of June 30, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$15,587,478	$5,186	$(1,095)	$15,591,569
Corporate debt securities, long-term	1,625,052	—	(1,356)	1,623,696

Total	$17,212,530	$5,186	$(2,451)	$17,215,265

The following table summarizes investments by type of security as of September 30, 2013:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,729,034	$2,378	$(540)	$5,730,872
Corporate debt securities, long-term	—	—	—	—

Total	$5,729,034	$2,378	$(540)	$5,730,872

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2014 and September 30, 2013, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2014 and 2013.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	June 30, 2014	September 30, 2013
Short-term investments:
Corporate debt securities
Financial	$9,462,537	$3,411,661
Industrial	2,270,381	1,517,327
Utility	760,988	401,984
Commercial paper
Financial	2,297,660	—
Industrial	—	399,900
Certificate of deposit – financial	800,003	—

Total short-term investments	$15,591,569	$5,730,872

Long-term investments:
Corporate debt securities
Financial	$1,623,696	$—

Total long-term investments	$1,623,696	$—

3. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$221,323	$102,672	$657,014	$277,976
Research and development	201,690	161,431	579,517	447,491
General and administrative	499,835	421,530	1,431,438	1,320,300

Stock-based compensation expense included in operating expenses	$922,848	$685,633	$2,667,969	$2,045,767

No stock options were granted to employees during the nine months ended June 30, 2014. The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2013 were based on the following assumptions:

Nine Months Ended June 30, 2013
Risk-free interest rate	0.18 – 0.84%
Expected life (years)	5.05
Expected volatility	169%
Expected dividends	None

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

As of June 30, 2014, the Company had $7,211,726 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Company’s board of directors. The total number of shares of the Company’s common stock reserved for issuance under the 2012 Plan is 2,000,000 shares, plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”). At the Company’s annual meeting of stockholders held on February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan to increase the number of shares of the Company’s common stock available for future grant under the 2012 Plan from 2,000,000 to 4,000,000. As of June 30, 2014, (i) stock options to purchase 1,109,961 shares of the Company’s common stock and 647,292 RSUs were outstanding under the 2012 Plan, and 2,423,806 shares of the Company’s common stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,506,160 shares of the Company’s common stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Company’s board of directors adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). The total number of shares of the Company’s common stock reserved for issuance under the Director Plan is 1,000,000 shares. Under the Director Plan, RSUs may be granted to both employee and non-employee members of the board of directors of the Company. As of June 30, 2014, (i) 565,000 RSUs were outstanding under the Director Plan and (ii) 435,000 shares of the Company’s common stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2013	2,824,964	$4.09	7.29
Granted	—	—
Exercised	(103,223)	$1.22
Cancelled	(105,620)	$4.33

Outstanding, June 30, 2014	2,616,121	$4.19	6.34

The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2014:

Range of Exercise Prices	Number of Options Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price	Number of Exercisable Options	Weighted- Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.79	336,762	5.50	$0.73	336,762	$0.73	—
$0.80 to $1.10	350,000	1.64	$0.93	350,000	$0.93	—
$2.34 to $2.60	757,057	6.95	$2.51	455,700	$2.54	301,357
$3.33 to $9.97	873,178	7.63	$5.93	447,973	$6.64	425,205
$11.05 to $11.68	299,124	7.50	$11.08	185,682	$11.08	113,442

	2,616,121	6.34	$4.19	1,776,117	$3.81	840,004

The Company recognized $542,929 and $1,662,245, respectively, in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2014. During the three and nine months ended June 30, 2013, the Company recognized $494,608 and $1,478,226, respectively, in stock-based compensation expense related to outstanding stock options. As of June 30, 2014, the Company had $3,265,815 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.0 years. As of June 30, 2013, the Company had $5,006,752 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.8 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2014 and 2013 was $468,489 and $3,832,374, respectively. As of June 30, 2014, there were 2,616,121 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.3 years, $4.19 and $2,331,604, respectively. As of June 30, 2013, there were 2,670,743 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.4 years, $4.01 and $7,282,518, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2014:

	Number of Shares	Weighted- Average Fair Market Value Per Share
Outstanding, September 30, 2013	692,504	$4.85
Granted	612,639	$4.86
Settled	(28,334)	$8.96
Cancelled	(64,517)	$4.66

Outstanding, June 30, 2014	1,212,292	$4.77

The cost of RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $379,919 and $1,005,724, respectively, in stock-based compensation expense related to outstanding RSUs in the three and nine months ended June 30, 2014. The Company recognized $191,025 and $567,541, respectively, in stock-based compensation expense related to the outstanding RSUs in the three and nine months ended June 30, 2013. As of June 30, 2014, the Company had $3,945,911 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.1 years. As of June 30, 2013, the Company had $2,249,388 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.3 years.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of June 30, 2014 or September 30, 2013, and has not recognized interest and/or penalties in the statements of operations for the three and nine months ended June 30, 2014 and 2013.

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

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, the Company answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the court granted the Company’s motion and dismissed USAA’s Lanham Act claim. On July 29, 2014, the Court dismissed the Company’s infringement claims against USAA. The Company’s claims for defamation and Lanham Act violations are expected to go to trial on September 8, 2014.

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

Facility Lease

        The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2014, the unamortized balance of the lease incentives was $524,523, of which $104,905 has been included in other current liabilities and $419,618 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

6. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended June 30, 2014, the Company derived revenue of $2,140,009 from three customers, accounting for 19%, 16% and 11%, respectively, of the Company’s total revenue, compared to revenue for the three months ended June 30, 2013 of $1,720,637 derived from two customers, accounting for 24% and 20%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2014, the Company derived revenue of $3,999,442 from one customer, accounting for 29% of the Company’s total revenue, compared to revenue for the nine months ended June 30, 2013 of $2,606,739 derived from one customer, accounting for 25% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1,413,670 and $81,142, respectively, at June 30, 2014 and 2013.

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

During the three and nine months ended June 30, 2014, international sales accounted for approximately 1% and 5%, respectively, of the Company’s total revenue. International sales accounted for approximately 2% of the Company’s total revenue for both the three and nine months ended June 30, 2013. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2014 and 2013, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

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

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of June 30, 2014, we have been granted 20 patents and have an additional 23 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of June 30, 2014, 2,571 financial institutions have signed agreements to deploy Mobile Deposit® and 2,143 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the first quarter of calendar year 2014. Other mobile imaging software solutions we offer include Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their bank account and any camera-equipped smartphone or tablet, Mobile Photo Payments™, a product that allows users to pay their bills directly to the biller using their camera-equipped smartphone or tablet, Mobile Balance Transfer™, a product that allows credit card issuers to provide an offer to users and transfer an existing credit card balance by capturing an image of the user’s current credit card statement, Mobile Photo Account Opening™, a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet, and Mobile Photo Quoting™, a product that enables users to receive insurance quotes by using their camera-equipped smartphone or tablet to take a picture of their driver’s license and insurance card. Our mobile imaging software solutions can be accessed by smartphones and tablets using iOS and Android operating systems. In February 2014, we launched the Mitek Developers Network. The program will extend use of our Mobile Imaging Platform™ to developers interested in creating new mobile applications using camera-equipped smartphones and tablets.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of June 30, 2014, we executed agreements indirectly through channel partners or directly with customers covering 2,571 Mobile Deposit® customers, 2,143 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	June 30, 2014	June 30, 2013	Change $	Change %
Revenue
Software	$3,177	$2,694	$483	18%
Maintenance and professional services	1,483	1,188	295	25%

Total revenue	$4,660	$3,882	$778	20%

Cost of revenue	$608	$469	$139	30%
% of revenue	13%	12%

Selling and marketing	$1,810	$1,462	$348	24%
% of revenue	39%	38%

Research and development	$1,590	$1,976	$(386)	-20%
% of revenue	34%	51%

General and administrative	$2,303	$2,032	$271	13%
% of revenue	49%	52%

Other income (expense), net	$18	$6	$12	200%
% of revenue	0%	0%

Revenue

Total revenue increased $777,697, or 20%, to $4,659,724 in the three months ended June 30, 2014 compared to $3,882,027 in the three months ended June 30, 2013. The increase was primarily due to an increase in sales of software licenses of $482,466, or 18%, to $3,176,686 in the three months ended June 30, 2014 compared to $2,694,220 in the three months ended June 30, 2013. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of large software licenses purchased by partners and customers and the timing of license renewals in the three months ended June 30, 2014 compared to the three months ended June 30, 2013. Maintenance and professional services revenue increased $295,231, or 25%, to $1,483,038 in the three months ended June 30, 2014 compared to $1,187,807 in the three months ended June 30, 2013 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts, as well as an increase in professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $138,141, or 29%, to $607,586 in the three months ended June 30, 2014 compared to $469,445 in the three months ended June 30, 2013. The increase in cost of revenue is primarily due to the increase in license and maintenance revenue. As a percentage of revenue, cost of revenue increased to 13% in the three months ended June 30, 2014 compared to 12% in the three months ended June 30, 2013 primarily due to a relatively higher mix of sales of products containing third-party software on which we pay royalties.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $348,187, or 24%, to $1,810,084 in the three months ended June 30, 2014 compared to $1,461,897 in the three months ended June 30, 2013. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense related to an increase in headcount associated with the growth of our business. As a percentage of revenue, selling and marketing expenses increased to 39% in the three months ended June 30, 2014 compared to 38% in the three months ended June 30, 2013, primarily due to higher personnel-related costs.

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

Research and development expenses decreased $386,499, or 20%, to $1,589,521 in the three months ended June 30, 2014 compared to $1,976,020 in the three months ended June 30, 2013. The decrease is primarily due to a decrease in outside contract services and decreased recruitment costs. As a percentage of revenue, research and development expenses decreased to 34% in the three months ended June 30, 2014 compared to 51% in the three months ended June 30, 2013, primarily due to decreased outside contract services.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $270,657, or 13%, to $2,302,973 in the three months ended June 30, 2014 compared to $2,032,316 in the three months ended June 30, 2013. The increase is primarily due to an increase in legal fees related to intellectual property litigation and higher personnel-related costs, including stock-based and other incentive compensation expense. As a percentage of revenue, general and administrative expenses decreased to 49% in the three months ended June 30, 2014 compared to 52% in the three months ended June 30, 2013, primarily due to the increase in revenue.

Other Income (Expense), Net

Other income (expense), net increased $12,342, or 221%, to $17,934 for the three months ended June 30, 2014 compared to $5,592 for the three months ended June 30, 2013, primarily due to an increase in returns on our investment portfolio.

Comparison of the Nine Months Ended June 30, 2014 and 2013

The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2014 and 2013 (in thousands, except percentages):

	June 30, 2014	June 30, 2013	Change $	Change %
Revenue
Software	$9,469	$7,440	$2,029	27%
Maintenance and professional services	4,138	2,976	1,162	39%

Total revenue	$13,606	$10,416	$3,190	31%

Cost of revenue	$1,627	$1,227	$400	33%
% of revenue	12%	12%

Selling and marketing	$5,608	$4,143	$1,465	35%
% of revenue	41%	40%

Research and development	$4,746	$5,020	$(274)	-5%
% of revenue	35%	48%

General and administrative	$6,968	$5,849	$1,119	19%
% of revenue	51%	56%

Other income (expense), net	$51	$19	$32	168%
% of revenue	0%	0%

Revenue

Total revenue increased $3,190,432, or 31%, to $13,606,386 in the nine months ended June 30, 2014 compared to $10,415,954 in the nine months ended June 30, 2013. The increase was primarily due to an increase in sales of software licenses of $2,028,859, or 27%, to $9,468,663 in the nine months ended June 30, 2014 compared to $7,439,804 in the nine months ended June 30, 2013. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of large software licenses purchased by partners and customers and the timing of license renewals in the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013. Maintenance and professional services revenue increased $1,161,573, or 39%, to $4,137,723 in the nine months ended June 30, 2014 compared to $2,976,150 in the nine months ended June 30, 2013 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts, as well as an increase in billable professional services engagements.

Cost of Revenue

Cost of revenue increased $400,965, or 33%, to $1,627,497 in the nine months ended June 30, 2014 compared to $1,226,532 in the nine months ended June 30, 2013. The increase in cost of revenue is primarily due to the increase in revenue and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue was 12% in both the nine months ended June 30, 2014 and the nine months ended June 30, 2013.

Selling and Marketing Expenses

Selling and marketing expenses increased $1,464,213, or 35%, to $5,607,559 in the nine months ended June 30, 2014 compared to $4,143,346 in the nine months ended June 30, 2013. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense related to an increase in headcount associated with the growth of our business. As a percentage of revenue, selling and marketing expenses increased to 41% in the nine months ended June 30, 2014 compared to 40% in the nine months ended June 30, 2013, primarily due higher personnel-related costs.

Research and Development Expenses

Research and development expenses decreased $274,404, or 5%, to $4,745,723 in the nine months ended June 30, 2014 compared to $5,020,127 in the nine months ended June 30, 2013. The decrease is primarily due to a decrease in outside contract services and decreased recruitment costs. As a percentage of revenue, research and development expenses decreased to 35% in the nine months ended June 30, 2014 compared to 48% in the nine months ended June 30, 2013, primarily due to decreased outside contract services.

General and Administrative Expenses

General and administrative expenses increased $1,119,367, or 19%, to $6,968,419 in the nine months ended June 30, 2014 compared to $5,849,052 in the nine months ended June 30, 2013. The increase is primarily due to an increase in legal fees related to intellectual property litigation. As a percentage of revenue, general and administrative expenses decreased to 51% in the nine months ended June 30, 2014 compared to 56% in the nine months ended June 30, 2013, primarily due to the increase in legal fees.

Other Income (Expense), Net

Other income (expense), net increased $32,192, or 170%, to $51,119 for the nine months ended June 30, 2014 compared to $18,927 for the nine months ended June 30, 2013, primarily due to an increase in returns on our investment portfolio.

Liquidity and Capital Resources

On June 30, 2014, we had $26,356,391 in cash and cash equivalents and investments compared to $29,025,328 on September 30, 2013, a decrease of $2,668,937, or 9%. The decrease in cash and cash equivalents and investments was primarily due to cash used in operating activities.

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities during the nine months ended June 30, 2014 was $2,307,882 and resulted primarily from hiring additional personnel and making other investments associated with the growth of our business. In addition to the net loss, cash used in operating activities included a decrease in working capital balances of $334,776, primarily due to increases in accounts receivable and deferred revenue. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $2,667,969, $355,320, and $300,724, respectively.

Net cash provided by operating activities during the nine months ended June 30, 2013 was $1,623,815. Cash provided by operating activities increased due to non-cash adjustments to operating activities for stock-based compensation expense, depreciation and amortization and accretion and amortization on debt securities totaling $2,045,767, $209,257, and $154,010, respectively. Cash provided by operating activities also increased due to increases in accounts payable of $1,624,875, other liabilities of $1,476,228 and deferred revenue of $1,053,998, all associated with the growth of our business.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $11,890,300 during the nine months ended June 30, 2014, which consisted of $20,691,725 related to the purchase of investments and $132,199 related to the purchase of property and equipment, partially offset by cash provided by the sales and maturities of investments of $8,933,624.

Net cash provided by investing activities was $3,364 during the nine months ended June 30, 2013, which consisted of $5,340,734 related to the sales and maturities of investments, partially offset by purchases of investments of $4,059,036 and $1,278,334 related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $44,852 during the nine months ended June 30, 2014, which included net proceeds of $58,834 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $13,982.

Net cash provided by financing activities was $14,616,363 during the nine months ended June 30, 2013, which included net proceeds of $13,877,447 from the public offering of shares of our common stock that closed on June 28, 2013, including the exercise of the overallotment option, and net proceeds of $751,440 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $12,524.

Other Liquidity Matters

        On June 30, 2014, we had investments of $17,215,265, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At June 30, 2014, we had $15,591,569 of our available-for-sale securities classified as current and $1,623,696 were classified as long-term. At September 30, 2013, all of our available-for-sale securities were classified as current.

We had working capital of $21,128,447 at June 30, 2014 compared to $25,363,197 at September 30, 2013.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2014 and 2013, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was immaterial.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2014, our marketable securities had remaining maturities between approximately one and 16 months and a fair market value of $17,215,265, representing approximately 55% of our total assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 5 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of June 30, 2014, there have been no material developments in our historical legal proceedings since September 30, 2013.

USAA

As previously disclosed in the Form 10-K, on March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit®, and that such patents are not enforceable against USAA. In addition, USAA alleges that it disclosed confidential information to us and that we used such information in our patents and Mobile Deposit® product in an unspecified manner. USAA seeks damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

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

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, we answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the court granted our motion and dismissed USAA’s Lanham Act claim. On July 29, 2014, the Court dismissed the Company’s infringement claims against USAA. Our claims for defamation and Lanham Act violations are expected to go to trial on September 8, 2014.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc.	(1)

3.2	Certificate of Amendment of the Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-3 (File No. 333-177965) filed with the SEC on November 14, 2011.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2013.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 1987.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2014	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)