Form 10-K
period 2014-09-30
MITEK SYSTEMS INC
filed 2014-12-05
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-35231

MITEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State of Incorporation)	(I.R.S. Employer Identification No.)

8911 Balboa Ave. San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $106,493,534. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 30,654,705 shares of the registrant’s common stock outstanding as of November 28, 2014.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2014

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

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 28, 2014, we have been granted 20 patents and have an additional 23 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2014, 3,026 financial institutions have signed agreements to deploy Mobile Deposit®, and 2,521 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the second quarter of calendar year 2014.

Mobile Photo Account Opening™, is a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet. Mobile Photo Payments™ is a mobile direct bill pay solution that enables users to pay bills by taking a photo of their bill followed by a photo of the check or credit/debit card being used to pay the bill. Mobile Photo Bill Pay® allows users to pay their bills using their camera-equipped smartphone or tablet. Mobile Balance Transfer™ is a product that allows credit card issuers to provide balance transfer offers and enables users to transfer an existing credit card balance and establish a new credit card account by capturing an image of the user’s current credit card statement. Our mobile imaging software solutions are available for iOS and Android operating systems.

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

Product and Technology Overview

Our suite of mobile imaging solutions is provided as a software platform. During the fiscal year ended September 30, 2014, we had only one operating segment: the development, sale and service of our proprietary software solutions related to mobile imaging.

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

Our mobile imaging solutions are able to read and extract data from images of financial and identification documents, in essence turning camera-equipped smartphones and tablets into virtual scanning devices.

Our proprietary, patented technology combines our core character recognition technology with advanced mobile image processing capabilities that transform a four-color photograph of a document into a digital image that is equivalent in size and resolution to scanned documents. Unlike scanned documents, mobile photographs of documents captured by camera-equipped smartphones and tablets are exposed to variable lighting conditions and various angles and focal distances. Raw photos of documents taken by a camera-equipped smartphone or tablet may be of an unknown size and resolution and are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable without our technology. Our technology uses advanced algorithms designed to identify and correct geometric and optical distortions and automatically correct each mobile document image.

Mobile Imaging Solutions

The majority of our revenue in the fiscal years ended September 30, 2014, 2013 and 2012 was generated by our Mobile Deposit® product, which we sell to channel partners in the financial services industry. Our other mobile imaging solutions, which include Mobile Photo Account Opening™, Mobile Photo Payments™, Mobile Photo Bill Pay®, and Mobile Balance Transfer™, are primarily sold directly to enterprise customers.

Mobile Deposit®

As of September 30, 2014, 3,026 financial institutions have signed agreements to deploy Mobile Deposit®, and 2,521 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the second quarter of calendar year 2014. Our Mobile Deposit® product was the first to utilize our mobile imaging analytics and character recognition software to allow financial institutions to accept check deposits via images of checks taken with camera-equipped smartphones and tablets. Mobile Deposit® allows users to make deposits by photographing the front and back of a check and submitting the image electronically to their bank using their smartphone or tablet. We began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.

Mobile Photo Account Opening™

Mobile Photo Account Opening™ makes it convenient and easy for customers to open a new account using their camera-equipped smartphone or tablet by capturing an image of the front and back of their driver’s license. Our technology extracts data from the driver’s license and automatically populates an account information form, thereby eliminating errors associated with manual account opening processes. Mobile Photo Account Opening™ can be used to open a new bank account, get an insurance quote, apply for a credit card, originate a loan, or enroll in other products and services. This process can be extended to capture the image of a check or credit/debit card, allowing for immediate funding or payments. Mobile Photo Account Opening™ also includes an add-on technology that enables the capture and processing of trailing documents needed for some account opening business processes.

While the initial target market for this solution is the financial services industry, it has applicability across many industries, including but not limited to retail, ecommerce and gaming.

Mobile Photo Payments™

For direct billers, Mobile Photo Payments™ enables consumers to pay bills using their camera-equipped smartphone or tablet by simply taking a photo of their bill coupon followed by a photo of the check or credit/debit card being used to pay the bill. Our patented bill pay technology reads the account number on the bill coupon and transmits the account data back to the consumer for verification. The consumer then takes a photo of the check or credit/debit card being used to pay the bill to complete the payment.

Mobile Photo Bill Pay®

Mobile Photo Bill Pay® provides a new level of service and convenience for bank customers who want to pay bills using their camera-equipped smartphone or tablet. Mobile Photo Bill Pay® connects to existing online bill pay systems and allows users to pay bills by taking pictures with their camera-equipped smartphone or tablet. The core technology of Mobile Photo Bill Pay®, for which we have been granted two patents, enables this process by correcting image distortion, reading relevant data and processing the data into a bill payment form. With Mobile Photo Bill Pay®, users can submit electronic payments from their camera-equipped smartphones or tablets without having to write checks, buy stamps, visit a payment location or even use their personal computers.

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

As of November 28, 2014, the U.S. Patent and Trademark Office (the “PTO”) has issued us 20 patents and we have filed for 23 additional domestic and international patents. We have 22 registered trademarks and will continue to evaluate the registration of additional trademarks as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services through channel partners as well as through our internal, direct sales organization. We have an internal marketing group that develops corporate and product marketing strategies and executes marketing plans with the support of external resources as needed. We employ a technically oriented sales force that works with management to identify the needs of existing and prospective customers. Our indirect sales strategy concentrates on OEMs, systems integrators, distributors, and software solution companies that build, integrate and sell mobile solutions. Our direct sales strategy concentrates on large financial services organizations and other large corporations that want to deliver innovative mobile services to their customers. The sales process is supported by a broad range of marketing programs, including trade shows, public relations and digital advertising.

For the fiscal year ended September 30, 2014, we derived revenue of $5,688,973, or 30% of our total revenue, from one customer, compared to revenue of $3,607,417, or 24% of our total revenue, from one customer in the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2012, we derived revenue of $3,787,730 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of our total revenue.

International sales accounted for 4%, 3% and 5% of our total revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. We sell our products in U.S. currency only.

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience and reduce the cost of sales and service.

To sustain our growth in 2015 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of September 30, 2014, we executed agreements indirectly through channel partners or directly with customers covering 3,026 Mobile Deposit® customers, 2,521 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

During each of the last few years, sales of licenses to one or more channel partners have comprised a significant part of our revenue each year. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

We have a growing number of competitors in the mobile imaging industry, many of which have greater financial, technical, marketing and other resources. However, we believe our patented imaging and analytics technology, our growing portfolio of products for the financial services industry and our market leadership give us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate and convenient. To help us remain competitive, we intend to continue to strengthen our portfolio of products through research and development as well as partnering with other technology providers.

Competition

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

Research and Development

We develop software products internally and also purchase or license rights to third-party intellectual property. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products and develop new products that meet an expanding range of customer requirements.

Internal research and development allows us to maintain closer technical control over our products and gives us the ability to determine which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning of our software products. We intend to expand our existing product offerings and introduce new mobile image processing software solutions that meet the needs of our customers. We perform all quality assurance and develop documentation internally and strive to stay abreast of hardware advances that may affect our software design. We intend to continue to support the major industry standard operating environments.

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

Our research and development expenses for the years ended September 30, 2014, 2013 and 2012 were $6,019,573, $6,793,412 and $6,664,030 respectively. We expect research and development expenses during fiscal year 2015 to remain relatively consistent with those incurred in fiscal year 2014 as we continue our new product research and development efforts.

Employees and Labor Relations

As of September 30, 2014, we had 49 full-time employees, consisting of 16 in sales and marketing and professional services, 22 in research and development, product management and support, and 11 in executive, finance, network administration and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance and marketing during fiscal year 2014. We have never had a work stoppage and none of our employees are represented by a labor organization. We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 8911 Balboa Ave., San Diego, CA 92123 and our telephone number is (858) 309-1700. We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

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

Our operations resulted in a net loss of $5,291,869, $7,275,706 and $7,839,996 for the years ended September 30, 2014, 2013 and 2012, respectively. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2014, we had an accumulated deficit of $36,026,966. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

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

We compete against numerous companies in the mobile imaging software market. Competition in this market may increase as a result of a number of factors, such as the entrance of new or larger competitors or alternative technologies. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases and greater brand or name recognition. These competitors could, among other things:

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

Our ability to compete effectively with our mobile imaging software products depends upon our ability to meet changing market conditions and develop enhancements to our products on a timely basis in order to maintain our competitive advantage. The markets for products incorporating mobile imaging software technology and products are characterized by rapid advancements in technology and changes in user preferences. Our continued growth will ultimately depend upon our ability to develop additional technologies and attract strategic alliances for related or separate products. There can be no assurance that we will be successful in developing and marketing product enhancements and additional technologies, that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that our new products and product enhancements will adequately meet the requirements of the marketplace, will be of acceptable quality, or will achieve market acceptance.

Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.

Our annual and quarterly operating results have in the past and may in the future fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, the availability and cost of components or labor, and economic conditions, both generally and in the information technology market. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including, but not limited to, the terms of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

In fiscal years 2014, 2013 and 2012, sales of licenses to channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Historically, a significant portion of our sales have resulted from shipments during the last few weeks of the quarter from orders received in the final month of the applicable quarter. We do, however, base our expense levels, in significant part, on our expectations of future revenue. As a result, we expect our expense levels to be relatively fixed in the short term. Any concentration of sales at the end of the quarter may limit our ability to plan or adjust operating expenses. Therefore, if anticipated shipments in any quarter do not occur or are delayed, expenditure levels could be disproportionately high as a percentage of sales, and our operating results for that quarter would be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not and will not necessarily be meaningful, and you should not rely upon them as an indication of future performance. If our operating results for a quarter are below the expectations of public market analysts and investors, it could have a material adverse effect on the price of our common stock.

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

Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures

Risks Related to Our Intellectual Property

If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright and patent law, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent. The PTO may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims, there are currently claims pending against us by Rothschild Mobile Imaging Innovations, Inc. (“RMII”) (as more fully described in Item 3—Legal Proceedings) that we have infringed on certain of their patents related to mobile imaging technology, and there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information. If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position and revenues. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and introduce future applications is critical to our success. We may be unable to attract, assimilate and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees.

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of November 28, 2014, we had 1,432,274 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Legislation and governmental regulations enacted in the U.S. and other countries that apply to us or to our customers may require us to change our current products and services and/or result in additional expenses, which could adversely affect our business and results of operations.

Legislation and governmental regulations including changes in legislation and governmental regulations impacting financial institutions, insurance companies and mobile device companies, affect how our business is conducted. Globally, legislation and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Any such increase in costs as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, cause us to change or limit our business practices or affect our financial condition and operating results.

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

The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, others will be implemented upon the SEC’s adoption of related rules and regulations. The scope and timing of the adoption of such rules and regulations is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain.

In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”), and our independent registered public accounting firm is required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Our restated certificate of incorporation and second amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Pursuant to our restated certificate of incorporation and second amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to the corporation or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law (the “DGCL”); or (iv) for any transaction from which the director derived an improper personal benefit.

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

As of November 28, 2014: (i) the Chairman of our board of directors beneficially owned approximately 8% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 14% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

Future sales of our common stock by our insiders may cause our stock price to decline.

A significant portion of our outstanding shares are held by directors and executive officers. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have entered into Rule 10b5-1 trading plans pursuant to which they have arranged to sell shares of our stock from time to time in the future. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and adversely impact the market price of our stock.

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

Provisions in our restated certificate of incorporation and second amended and restated bylaws may discourage, delay or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our board of directors to issue up to one million shares of “blank check” preferred stock. As a result, without further stockholder approval, the board of directors has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the two year period ended September 30, 2014, the closing price of our common stock ranged from $2.05 to $7.36. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

USAA

On March 29, 2012, USAA filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against us seeking, among other things, a declaratory judgment that USAA does not infringe certain of our patents relating to Mobile Deposit® and that such patents are not enforceable against USAA. In addition, USAA alleged that it disclosed confidential information to us and that we used such information in our patents and Mobile Deposit® product in an unspecified manner. USAA sought damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

On April 12, 2012, we filed a lawsuit against USAA in the U.S. District Court for the District of Delaware, alleging that USAA infringed five of our patents relating to image capture on mobile devices, breached the parties’ license agreement by using our products beyond the scope of the agreed-upon license terms and breached the parties’ license agreement by disclosing confidential pricing and other confidential information for our legacy product installation in the lawsuit USAA filed in Texas.

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, we answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the Court granted our motion and dismissed USAA’s Lanham Act claim and on July 29, 2014, the Court dismissed our infringement claims against USAA. On September 3, 2014 we agreed to settle all pending claims as follows: (i) USAA moved to dismiss all of its remaining claims, including its claims for misappropriation of trade secrets, breach of contract, fraud, inequitable conduct, and invalidity of our patents; (ii) we moved to dismiss all of our remaining claims, including our claims for trade defamation and violations of the Lanham Act. We agreed not to sue USAA for patent infringement for products currently sold, marketed, or advertised by USAA, including its Deposit@Mobile application. Neither we nor USAA admitted any liability on any claim, nor did either of us make any payment to the other. USAA has retained its license to use our Quick Strokes, Quick FX Pro, and Image Score software products.

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

On September 8, 2014, we agreed to settle all pending litigation with TISA because the cost of litigating the case would have been higher than any potential benefit to us. Pursuant to the settlement, we dismissed all claims against TISA and retained our right to pursue legal action in the future.

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against us in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”), each of whom offers our mobile imaging technology as part of its mobile banking applications.

We have filed motions to dismiss RMII’s willful infringement claims against us in the Initial Lawsuit and motions to dismiss claims against us in the Subsequent Lawsuits. On November 10, 2014, we filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against us and to transfer the claims against us to the Southern District of California. We filed joinders to the motion to stay with respect to the Subsequent Lawsuits on November 19, 2014. All motions are still pending before the Court.

Based on our current understanding of the claims, we have agreed to accept the demands for indemnity and defense tendered by three of the Bank Defendants in connection with their respective RMII Lawsuits. We are currently controlling the defense of such claims and have taken actions to defend the RMII Lawsuits, as more fully described above. We believe that RMII’s claims are without merit and intend to vigorously defend against those claims. We do not believe that the results of the RMII Lawsuits will have a material adverse effect on our financial condition or results of operations.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 28, 2014 was $3.46.

The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2014
Fourth Quarter	$3.55	$2.19
Third Quarter	3.94	3.07
Second Quarter	7.03	3.69
First Quarter	6.99	5.05

FISCAL YEAR ENDED SEPTEMBER 30, 2013
Fourth Quarter	$5.92	$4.90
Third Quarter	7.36	4.00
Second Quarter	4.97	3.30
First Quarter	3.61	2.05

Holders

As of November 28, 2014, there were 333 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

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

The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2009 through September 30, 2014 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $0.98 per share on September 30, 2009, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2009	2010	2011	2012	2013	2014
MITK	$100.00	$181.63	$943.88	$329.59	$526.53	$245.92
NASDAQ Composite	$100.00	$111.60	$113.80	$146.82	$177.70	$211.71
NASDAQ-100 Technology Sector Index	$100.00	$117.89	$113.68	$135.08	$169.90	$215.19

ITEM 6.	SELECTED FINANCIAL DATA.

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

Selected Financial Data

(In Thousands, Except Per Share Data)

	Year Ended September 30,
	2014	2013	2012	2011	2010
Income Statement Data
Revenue	$19,150	$14,803	$9,093	$10,266	$5,119
Operating (loss) income	$(5,408)	$(7,300)	$(7,881)	$256	$(384)
Net (loss) income	$(5,292)	$(7,276)	$(7,840)	$(125)	$(682)
Net loss per share—basic and diluted	$(0.17)	$(0.26)	$(0.31)	$(0.01)	$(0.04)
Balance Sheet Data
Working capital	$21,484	$25,363	$11,001	$17,344	$1,420
Total assets	$31,103	$32,853	$16,723	$19,852	$3,008
Long-term debt	$—	$—	$—	$—	$680
Stockholders’ equity	$23,942	$25,729	$13,557	$18,055	$1,001

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 28, 2014, we have been granted 20 patents and have an additional 23 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2014, 3,026 financial institutions have signed agreements to deploy Mobile Deposit®, and 2,521 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the second quarter of calendar year 2014.

Mobile Photo Account Opening™, is a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet. Mobile Photo Payments™ is a mobile direct bill pay solution that enables users to pay bills by taking a photo of their bill followed by a photo of the check or credit/debit card being used to pay the bill. Mobile Photo Bill Pay® allows users to pay their bills using their camera-equipped smartphone or tablet. Mobile Balance Transfer™ is a product that allows credit card issuers to provide balance transfer offers and enables users to transfer an existing credit card balance and establish a new credit card account by capturing an image of the user’s current credit card statement. Our mobile imaging software solutions are available for iOS and Android operating systems.

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

Market Opportunities, Challenges and Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience and reduce the cost of sales and service.

To sustain our growth in 2015 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of September 30, 2014, we executed agreements indirectly through channel partners or directly with customers covering 3,026 Mobile Deposit® customers, 2,521 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

During each of the last few years, sales of licenses to one or more channel partners have comprised a significant part of our revenue each year. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-user that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

We have a growing number of competitors in the mobile imaging industry, many of which have greater financial, technical, marketing and other resources. However, we believe our patented imaging and analytics technology, our growing portfolio of products for the financial services industry and our market leadership give us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate and convenient. To help us remain competitive, we intend to continue to strengthen our portfolio of products through research and development as well as partnering with other technology providers.

Results of Operations

Comparison of the Year Ended September 30, 2014 and 2013

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2014 compared to the year ended September 30, 2013 (in thousands, except percentages):

	2014	2013	Change $	Change %
Revenue
Software	$13,312	$10,716	$2,596	24%
Maintenance and professional services	5,838	4,087	1,751	43%

Total revenue	$19,150	$14,803	$4,347	29%

Cost of revenue	$2,148	$1,604	$544	34%
% of revenue	11%	11%

Selling and marketing	$6,836	$5,852	$984	17%
% of revenue	36%	40%

Research and development	$6,020	$6,793	$(773)	(11%)
% of revenue	31%	46%

General and administrative	$9,554	$7,853	$1,701	22%
% of revenue	50%	53%

Other income (expense), net	$118	$25	$93	372%
% of revenue	1%	0%

Revenue

Total revenue increased $4,347,160, or 29%, to $19,150,345 in 2014 compared to $14,803,185 in 2013. The increase was primarily due to an increase in sales of software licenses of $2,596,024, or 24%, to $13,312,529 in 2014 compared to $10,716,505 in 2013. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of large software licenses purchased by partners and customers and the timing of license renewals in 2014 compared to 2013. Maintenance and professional services revenue increased $1,751,136, or 43%, to $5,837,816 in 2014 compared to $4,086,680 in 2013 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts as well as additional professional services engagements related to implementation assistance for our products.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $544,326, or 34%, to $2,147,925 in 2014 compared to $1,603,599 in 2013. The increase in cost of revenue is primarily due to the increase in revenue and increased professional services activity on billable engagements. As a percentage of revenue, cost of revenue remained consistent at 11% in 2014 compared to 2013.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable costs of professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $983,844, or 17%, to $6,836,292 in 2014 compared to $5,852,448 in 2013. As a percentage of revenue, selling and marketing expenses decreased to 36% in 2014 compared to 40% in 2013. The increase in selling and marketing expenses is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense, totaling $1,183,990, and the decrease in selling and marketing expenses as a percentage of revenues is primarily attributable to improved operating efficiencies resulting from our revenue growth.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science. These costs are incurred to develop new software products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines and develop new, feature-rich products. We also employ research personnel, whose efforts are instrumental in ensuring product development from current technologies to anticipated future generations of products within our markets.

Research and development expenses decreased $773,839, or 11%, to $6,019,573 in 2014 compared to $6,793,412 in 2013. The decrease is primarily due to lower outside contract services expense of $650,267 and recruiting costs of $220,760. As a percentage of revenue, research and development expenses decreased to 31% in 2014, compared to 46% in 2013, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting, and other administrative fees. General and administrative expenses increased $1,701,117, or 22%, to $9,554,381 in 2014 compared to $7,853,264 in 2013. The increase is primarily due to an increase in legal fees of $1,248,913 related to intellectual property litigation and patent prosecution activity, as well as increased stock-based compensation of $204,216. As a percentage of revenue, general and administrative expenses decreased to 50% in 2014 compared to 53% in 2013, primarily due to the increase in revenue.

Other Income (Expense), Net

Interest and other income, net was $124,628 in 2014 compared to $31,770 in 2013, an increase of $92,858, or 292%, due to higher cash balances after the Offering. Interest and other expense, net was $6,445 in 2014 compared to $6,862 in 2013, a decrease of $417, or 6%, primarily related to capital lease interest.

Results of Operations

Comparison of the Year Ended September 30, 2013 and 2012

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2013 compared to the year ended September 30, 2012 (in thousands, except percentages):

	2013	2012	Change $	Change %
Revenue
Software	$10,716	$6,387	$4,329	68%
Maintenance and professional services	4,087	2,706	1,381	51%

Total revenue	$14,803	$9,093	$5,710	63%
Cost of revenue	$1,604	$1,264	$340	27%
% of revenue	11%	14%

Selling and marketing	$5,852	$3,450	$2,402	70%
% of revenue	40%	38%

	2013	2012	Change $	Change %
Research and development	$6,793	$6,664	$129	2%
% of revenue	46%	73%

General and administrative	$7,853	$5,596	$2,257	40%
% of revenue	53%	62%

Other income (expense), net	$25	$37	$(12)	(32%)
% of revenue	0%	0%

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

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science. These costs are incurred to develop new software products and to maintain and enhance existing products. We retain what we believe to be sufficient staff to sustain our existing product lines and develop new, feature-rich products. We also employ research personnel, whose efforts are instrumental in ensuring product development from current technologies to anticipated future generations of products within our markets.

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

Liquidity and Capital Resources

On September 30, 2014, we had $26,107,778 in cash and cash equivalents and investments compared to $29,025,328 on September 30, 2013, a decrease of $2,917,550, or 10%. The decrease in cash and cash equivalents and investments was primarily due to an increase in cash used in operating activities. During June 2013, we sold 2,857,142 shares of our common stock at a price of $5.25 per share in the Offering and received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the underwriting agreement for the Offering, we granted the underwriter a 30-day option to purchase an additional 428,571 shares of our common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of our common stock pursuant to such option occurred during July 2013, resulting in $2,127,350 in additional net proceeds to us.

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

Net Cash Used in Operating Activities

Net cash used in operating activities during fiscal 2014 was $2,468,671 and resulted primarily from increased personnel costs and other investments in the business. These changes in cash used in operating activities were partially offset by an increase in accounts receivable of $1,454,823 associated with the timing of customer billings and receipt of payments and a decrease in deferred revenue of $291,238. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $3,444,480, $470,697, and $401,319, respectively.

During fiscal 2013, net cash used in operating activities was $615,061, which resulted primarily from hiring additional personnel and other investments in the business. The net loss was partially offset by increased cash provided by working capital of $2,110,612, and increases in the non-current portion of deferred revenue of $511,125 and other long-term liabilities of $731,457. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $2,791,862, $323,383 and $182,162, respectively.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $13,110,631 during fiscal 2014, which consisted of $11,666,624 related to the sale and maturity of investments, offset by purchases of investments of $24,642,603, and $134,652 related to the purchase and sale of property and equipment.

During fiscal 2013, net cash provided by investing activities was $570,888, which consisted of $6,090,734 related to the sale and maturity of investments, partially offset by purchases of investments of $4,058,975, and $1,460,871 related to the purchase of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $51,436 during fiscal 2014, which included net proceeds of $70,328 from the exercise of stock options partially offset by principal payments on capital lease obligations of $18,892.

During fiscal 2013, net cash provided by financing activities was $16,636,539, which included net proceeds of $16,004,797 from the Offering and net proceeds of $648,656 from the exercise of stock options, partially offset by principal payments on capital lease obligations of $16,914.

Other Liquidity Matters

On September 30, 2014, we had investments of $18,341,188, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At September 30, 2014, we had $16,269,170 of our available-for-sale securities classified as current and $2,072,018 classified as long-term. At September 30, 2013, all of our available-for-sale securities were classified as current.

We had working capital of $21,484,020 at September 30, 2014, compared to $25,363,197 at September 30, 2013.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2014 (in thousands):

Contractual obligations by period as of September 30, 2014	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$495,981	$1,037,047	$958,931	$—	$2,491,959
Capital lease obligations	29,012	26,342	—	—	55,354
Purchase obligations	425,000	250,000	—	—	675,000

Total	$949,993	$1,313,389	$958,931	$—	$3,222,313

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2014 and 2013.

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

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2014 had remaining maturities between approximately one and eight months. Our short-term marketable securities had a fair market value of $16,269,170 at September 30, 2014, representing approximately 52% of our total assets.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2014.

Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2015 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2014.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	*

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(1)

4.1	Form of debenture issued on December 10, 2009.	(2)

4.2	Form of warrant issued on December 10, 2009.	(2)

10.1	Mitek Systems, Inc. 2000 Stock Option Plan.	(3)

10.2	Mitek Systems, Inc. 2002 Stock Option Plan.	(4)

10.3	Mitek Systems, Inc. 2006 Stock Option Plan.	(5)

10.4	Mitek Systems, Inc. 2010 Stock Option Plan.	(6)

10.5	Mitek Systems, Inc. 2012 Incentive Plan, as amended.	(7)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(8)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(9)

10.8	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(2)

10.9	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(2)

10.13	Underwriting Agreement, dated June 25, 2013, between Mitek Systems, Inc. and William Blair & Company, L.L.C.	(10)

10.14	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(11)

10.15	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(12)

10.16	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(12)

10.17	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(9)

10.18	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	(9)

10.19	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	(9)

10.20	Form of Executive Severance and Change of Control Plan.	(11)

Exhibit No.	Description	Incorporated by Reference from Document

10.21	Form of Indemnification Agreement.	*

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2014	(13)

10.23	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2015	(1)

10.24	Lease, dated September 13, 2005, by and between Arden Realty Finance V, L.L.C. and Mitek Systems, Inc., as amended.	(14)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(3)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.
(4)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on February 26, 2014.
(8)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2013.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 5, 2014	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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

/s/ James B. DeBello James B. DeBello	President and Chief Executive Officer and Director (Principal Executive Officer)	December 5, 2014

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 5, 2014

/s/ John M. Thornton John M. Thornton	Chairman of the Board of Directors and Director	December 5, 2014

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 5, 2014

/s/ Gerald I. Farmer Gerald I. Farmer	Director	December 5, 2014

/s/ James C. Hale James C. Hale	Director	December 5, 2014

/s/ Bruce E. Hansen Bruce E. Hansen	Director	December 5, 2014

/s/ Alex W. Hart Alex W. Hart	Director	December 5, 2014

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited the accompanying balance sheets of Mitek Systems, Inc. as of September 30, 2014 and 2013, and the related statements of operations and other comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended September 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 5, 2014 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 5, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated December 5, 2014 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 5, 2014

MITEK SYSTEMS, INC.

BALANCE SHEETS

	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$7,766,590	$23,294,456
Short-term investments	16,269,170	5,730,872
Accounts receivable, net	2,955,350	1,494,627
Other current assets	704,409	661,706

Total current assets	27,695,519	31,181,661
Long-term investments	2,072,018	—
Property and equipment, net	1,293,270	1,629,664
Other non-current assets	42,049	42,049

Total assets	$31,102,856	$32,853,374

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,792,267	$1,875,909
Accrued payroll and related taxes	1,434,913	1,455,487
Deferred revenue, current portion	2,826,670	2,335,532
Other current liabilities	157,649	151,536

Total current liabilities	6,211,499	5,818,464
Deferred revenue, non-current portion	311,225	511,125
Other non-current liabilities	638,099	795,043

Total liabilities	7,160,823	7,124,632

Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 and 40,000,000 shares authorized, respectively; 30,521,080 and 30,361,442 issued and outstanding, respectively	30,521	30,361
Additional paid-in capital	59,946,288	56,431,640
Accumulated other comprehensive (loss) income	(7,810)	1,838
Accumulated deficit	(36,026,966)	(30,735,097)

Total stockholders’ equity	23,942,033	25,728,742

Total liabilities and stockholders’ equity	$31,102,856	$32,853,374

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	For the years ended September 30,
	2014	2013	2012
Revenue
Software	$13,312,529	$10,716,505	$6,386,361
Maintenance and professional services	5,837,816	4,086,680	2,706,322

Total revenue	19,150,345	14,803,185	9,092,683

Operating costs and expenses
Cost of revenue-software	1,001,455	744,842	540,321
Cost of revenue-maintenance and professional services	1,146,470	858,757	723,599
Selling and marketing	6,836,292	5,852,448	3,450,054
Research and development	6,019,573	6,793,412	6,664,030
General and administrative	9,554,381	7,853,264	5,595,843

Total costs and expenses	24,558,171	22,102,723	16,973,847

Operating loss	(5,407,826)	(7,299,538)	(7,881,164)

Other income (expense), net
Interest and other income	124,628	31,770	44,384
Interest and other expense	(6,445)	(6,862)	(7,224)

Total other income (expense), net	118,183	24,908	37,160

Loss before income taxes	(5,289,643)	(7,274,630)	(7,844,004)
Income tax provision (benefit)	2,226	1,076	(4,008)

Net loss	$(5,291,869)	$(7,275,706)	$(7,839,996)

Net loss per share—basic and diluted	$(0.17)	$(0.26)	$(0.31)

Shares used in calculating net loss per share—basic and diluted	30,466,063	27,492,670	25,124,179

Other comprehensive loss:
Net loss	$(5,291,869)	$(7,275,706)	$(7,839,996)
Unrealized gain (loss) on investments	(9,648)	2,454	9,239

Other comprehensive loss	$(5,301,517)	$(7,273,252)	$(7,830,757)

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2014, 2013 and 2012

	Common Stock Outstanding (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2011	24,144,366	$24,144	$33,660,397	$(15,619,395)	$(9,855)	$18,055,291
Exercise of stock options	1,739,924	1,740	730,547	—	—	732,287
Exercise of warrants	110,926	111	(111)	—	—	—
Stock-based compensation expense	—	—	2,599,858	—	—	2,599,858
Components of comprehensive income:
Net loss	—	—	—	(7,839,996)	—	(7,839,996)
Change in unrealized gain (loss) on investments	—	—	—	—	9,239	9,239

Total comprehensive loss						(7,830,757)

Balance, September 30, 2012	25,995,216	$25,995	$36,990,691	$(23,459,391)	$(616)	$13,556,679
Issuance of common stock, net of issuance costs of $1,245,196	3,285,713	3,286	16,001,511	—	—	16,004,797
Exercise of stock options	1,042,872	1,043	713,426	—	—	714,469
Settlement of restricted stock units	37,641	37	(65,850)	—	—	(65,813)
Stock-based compensation expense	—	—	2,791,862	—	—	2,791,862
Components of other comprehensive income:
Net loss	—	—	—	(7,275,706)	—	(7,275,706)
Change in unrealized gain (loss) on investments	—	—	—	—	2,454	2,454

Total other comprehensive loss						(7,273,252)

Balance, September 30, 2013	30,361,442	$30,361	$56,431,640	$(30,735,097)	$1,838	$25,728,742
Exercise of stock options	105,280	105	118,649	—	—	118,754
Settlement of restricted stock units	54,358	55	(48,481)	—	—	(48,426)
Stock-based compensation expense	—	—	3,444,480	—	—	3,444,480
Components of other comprehensive income:
Net loss	—	—	—	(5,291,869)	—	(5,291,869)
Change in unrealized gain (loss) on investments	—	—	—	—	(9,648)	(9,648)

Total other comprehensive loss						(5,301,517)

Balance, September 30, 2014	30,521,080	$30,521	$59,946,288	$(36,026,966)	$(7,810)	$23,942,033

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2014	2013	2012
OPERATING ACTIVITIES
Net loss	$(5,291,869)	$(7,275,706)	$(7,839,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,444,480	2,791,862	2,599,858
Depreciation and amortization	470,697	323,383	231,981
Accretion and amortization on debt securities	401,319	182,162	261,398
Provision for bad debt	(5,900)	(5,773)	(3,571)
Loss (gain) on sale of property and equipment	349	(1,097)	—
Changes in assets and liabilities:
Accounts receivable	(1,454,823)	(391,543)	1,862,555
Other assets	(88,007)	(213,653)	(180,367)
Accounts payable	(83,642)	1,163,959	353,043
Accrued payroll and related taxes	(20,574)	728,522	230,956
Deferred revenue	291,238	1,214,572	758,855
Other liabilities	(131,939)	868,251	(53,476)

Net cash used in operating activities	(2,468,671)	(615,061)	(1,778,764)

INVESTING ACTIVITIES
Purchases of investments	(24,642,603)	(4,058,975)	(12,187,523)
Sales and maturities of investments	11,666,624	6,090,734	14,635,005
Purchases of property and equipment	(135,452)	(1,497,492)	(339,715)
Sale of property and equipment	800	36,621	—

Net cash (used in) provided by investing activities	(13,110,631)	570,888	2,107,767

FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs of $0, $1,245,196 and $0, respectively	—	16,004,797	—
Proceeds from exercise of warrants and stock options, net	70,328	648,656	732,287
Principal payments on capital lease obligations	(18,892)	(16,914)	(14,916)

Net cash provided by financing activities	51,436	16,636,539	717,371

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(15,527,866)	16,592,366	1,046,374
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	23,294,456	6,702,090	5,655,716

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,766,590	$23,294,456	$6,702,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$6,115	$8,093	$10,397

Cash paid for income taxes	$2,226	$1,076	$800

NON-CASH FINANCING AND INVESTING ACTIVITIES
Unrealized holding gain (loss) on available for sale investments	$(9,648)	$2,454	$9,239

Cashless exercise of option and warrants	$3	$125	$410

Cashless settlement of restricted stock units	$15	$32	$—

Capital lease obligations	$—	$—	$95,388

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2014, 2013 AND 2012

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of November 28, 2014, the Company’s has been granted 20 patents and it has an additional 23 patent applications pending.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2014, 3,026 financial institutions have signed agreements to deploy Mobile Deposit®, and 2,521 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten nearly all of the top 50 U.S. retail banks, as ranked by SNL Financial for the second quarter of calendar 2014. The Company’s Mobile Photo Account Opening™ product enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet. Other mobile imaging software solutions the Company offers include Mobile Photo Payments, a product that enables users to pay bills by taking a photo of their bill followed by a photo of the check or credit/debit card being used to pay the bill, Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet and Mobile Balance Transfer™, a product that allows credit card issuers to provide balance transfer offers and enables users to transfer an existing credit card balance and establish a new credit card account by capturing an image of the user’s current credit card statement. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards and income taxes.

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

At September 30, 2014, 2013 and 2012, the following potentially dilutive common shares were excluded from the net loss per share calculation, as they would have been antidilutive:

	2014	2013	2012
Stock options	2,334,326	2,824,964	3,512,286
Warrants	6,667	6,667	6,667
Restricted stock units	1,101,303	692,504	515,834

Total potentially dilutive common shares outstanding	3,442,296	3,524,135	4,034,787

The computation of basic and diluted net loss per share for the fiscal years ended September 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Net loss	$(5,291,869)	$(7,275,706)	$(7,839,996)

Weighted-average common shares and share equivalents outstanding—basic	30,446,063	27,492,670	25,124,179
Effect of dilutive stock options	—	—	—

Weighted-average common shares and share equivalents outstanding—diluted	30,446,063	27,492,670	25,124,179

Net loss per share:
Basic	$(0.17)	$(0.26)	$(0.31)
Diluted	$(0.17)	$(0.26)	$(0.31)

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Operations. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2014, 2013 and 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows (in thousands):

	September 30, 2014	September 30, 2013
Accounts receivable	$2,961,450	$1,506,627
Less: Allowance for doubtful accounts	(6,100)	(12,000)

Accounts receivable, net	$2,955,350	$1,494,627

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the years ended September 30, 2014 and 2013, respectively.

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

Property and Equipment

Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2014 and 2013:

	2014	2013
Property and equipment—at cost:
Equipment	$1,177,364	$1,054,868
Furniture and fixtures	227,189	227,189
Leasehold improvements	980,837	975,838

	2,385,390	2,257,895

Less: accumulated depreciation and amortization	(1,092,120)	(628,231)

Total property and equipment, net	$1,293,270	$1,629,664

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lease term. Depreciation and amortization of property and equipment totaled $470,697, $323,383 and $140,146 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. Included in property and equipment as of September 30, 2014 and 2013 in the table above is equipment of $95,388 purchased under a capital lease. Depreciation expense related to the equipment purchased under the capital lease was $19,078, $19,078 and $17,488 in the fiscal years ended September 30, 2014, 2013 and 2012, respectively, and accumulated depreciation was $55,644 and $36,566 at September 30, 2014 and 2013, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $115,792, $97,532 and $57,815 for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2014, 2013 and 2012.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2014 and 2013, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

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

The Company recorded no amortization of software development costs for the fiscal years ended September 30, 2014 and 2013. The Company recorded amortization of software development costs of $91,438 for the fiscal year ended September 30, 2012. The Company records amortization of software development costs as cost of revenue-software in the Statements of Operations.

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

Loss Contingencies

The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending loss contingency and revises its estimates. The Company discloses contingencies if there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company’s legal costs are expensed as incurred.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 5 for additional details.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $99,670, $123,905 and $72,053 during the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2014, management determined that the Company has only one operating segment: the development, sale and service of proprietary software solutions related to mobile imaging.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. The following table summarizes the components of comprehensive loss for the fiscal years ended September 30, 2014, 2013 and 2012:

	2014	2013	2012
Net loss	$(5,291,869)	$(7,275,706)	$(7,839,996)
Other comprehensive loss:
Change in unrealized gains (losses) on marketable securities	(9,648)	2,454	9,239

Total comprehensive loss	$(5,301,517)	$(7,273,252)	$(7,830,757)

Included on the balance sheet at September 30, 2014 is an accumulated other comprehensive loss of $7,810, compared to an accumulated other comprehensive gain of $1,838 at September 30, 2013, related to the Company’s available-for-sale-securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the provisions of ASC 606.

2.	INVESTMENTS

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2014 and 2013, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2014, 2013 and 2012.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of September 30, 2014 and 2013:

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$16,273,996	$1,472	$(6,298)	$16,269,170
Corporate debt securities, long-term	2,075,002	—	(2,984)	2,072,018

Total	$18,348,998	$1,472	$(9,282)	$18,341,188

	September 30, 2013
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,729,034	$2,378	$(540)	$5,730,872
Corporate debt securities, long-term	—	—	—	—

Total	$5,729,034	$2,378	$(540)	$5,730,872

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

Based on the fair value hierarchy, all of the Company’s investments were classified as Level 2 at September 30, 2014 and 2013, as represented in the following table:

	2014	2013
Short-term investments:
Corporate debt securities
Financial	$9,334,140	$3,411,661
Industrial	3,980,772	1,517,327
Utility	756,215	401,984
Commercial paper
Industrial	—	399,900
Financial	2,198,043	—

Total short-term investments	$16,269,170	$5,730,872

	2014	2013
Long-term investments:
Corporate debt securities
Financial	$1,564,505	$—
Utility	507,513	—

Total long-term investments	$2,072,018	$—

3.	DEBT

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

Common Stock

In June 2013, the Company sold 2,857,142 shares of its common stock at a price of $5.25 per share in an underwritten public offering (the “Offering”) and received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the underwriting agreement for the Offering, the Company granted the underwriter a 30-day option to purchase an additional 428,571 shares of its common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of the Company’s common stock pursuant to such option occurred during July 2013, resulting in $2,127,350 in additional net proceeds to the Company, after deducting other offering expenses of $122,647.

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors. As of September 30, 2014, there were warrants to purchase 6,667 shares of the Company’s common stock outstanding with an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like. These warrants expire in December 2014.

In connection with the issuance of convertible debentures in December 2009, the Company issued warrants to purchase an aggregate of 337,501 shares of the Company’s common stock with an exercise price of $0.91 per share. As of September 30, 2014, warrants to purchase 330,834 shares of the Company’s common stock have been exercised and warrants to purchase 6,667 shares of common stock remain outstanding. These warrants expire in December 2014.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2014 of 13.4% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2014, 2013 and 2012.

No stock options were granted to employees during the fiscal year ended September 30, 2014. The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2013 and 2012 were based on the following assumptions:

	2013	2012
Risk-free interest rate	0.18% - 1.20%	0.35% - 1.06%
Expected life (years)	5.3	5.0
Expected volatility	175%	110%
Expected dividends	None	None

The following table summarizes stock-based compensation expense related to stock options and RSUs under ASC 718 for the fiscal years ended September 30, 2014, 2013 and 2012, which were allocated as follows:

	2014	2013	2012
Sales and marketing	$823,876	$433,130	$471,716
Research and development	675,033	617,377	592,249
General and administrative	1,945,571	1,741,355	1,535,893

Stock-based compensation expense related to employee stock options included in operating expenses	$3,444,480	$2,791,862	$2,599,858

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	1,878,695	$3.94	5.00	$1,090,096
Unvested	455,631	$4.80	7.33	8,084

Total	2,334,326	$4.11	5.46	$1,098,180

The Company recognized $2,151,689, $2,023,023 and $2,070,786 in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014, the Company had $1,659,197 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 1.58 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2014, 2013 and 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2011	4,553,904	$1.34	6.15
Granted	1,095,750	$8.54
Exercised	(1,812,215)	$0.81
Cancelled	(325,153)	$6.41

Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	651,563	$3.63
Exercised	(1,103,582)	$0.90
Cancelled	(235,303)	$7.26

Outstanding, September 30, 2013	2,824,964	$4.09	7.29
Granted	—	$—
Exercised	(108,135)	$1.27
Cancelled	(382,503)	$4.77

Outstanding, September 30, 2014	2,334,326	$4.11	5.46

The following table summarizes significant ranges of outstanding and exercisable options as of September 30, 2014:

Range of Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number of Exercisable Options	Weighted Average Exercise Price of Exercisable Options	Number of Unvested Options
$0.09 to $0.79	336,762	5.24	$0.73	336,762	$0.73	—
$0.80 to $1.10	350,000	1.39	$0.93	350,000	$0.93	—
$2.34 to $2.60	726,421	6.60	$2.52	491,671	$2.54	234,750
$3.33 to $9.97	635,000	5.74	$6.33	501,023	$6.74	133,977
$11.05 to $11.68	286,143	7.15	$11.08	199,239	$11.08	86,904

	2,334,326	5.46	$4.11	1,878,695	$3.94	455,631

The total intrinsic value of options exercised during the fiscal years ended September 30, 2014, 2013 and 2012 was $472,327, $3,832,374 and $14,215,750, respectively. The per-share weighted average fair value of options granted during the fiscal years ended September 30, 2013 and 2012 was $3.57 and $5.97, respectively. No stock options were granted to employees during the fiscal year ended September 30, 2014.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the board of directors. The 2012 Plan was approved by the Company’s stockholders on February 22, 2012. On February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of the Company’s common stock reserved for issuance thereunder from 2,000,000 shares to 4,000,000 shares, plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under the Company’s 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”). There were no awards granted under the Prior Plans after the approval of the 2012 Plan by the Company’s stockholders on February 22, 2012. Stock options granted under the Prior Plans that were outstanding at such date remain in effect until such options are exercised or expire.

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, RSUs and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of September 30, 2014, stock options to purchase 843,743 shares of the Company’s common stock and 536,303 RSUs were outstanding under the 2012 Plan, and 2,776,678 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of September 30, 2014:

2000 Stock Option Plan	206,262
2002 Stock Option Plan	191,000
2006 Stock Option Plan	43,000
2010 Stock Option Plan	1,050,321

Total stock options outstanding under the Prior Plans	1,490,583

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

In addition, the Company has awarded RSUs to certain of its employees under the 2012 Plan. The RSUs vest in equal annual installments over four years.

The following table summarizes RSU activity in the fiscal years ended September 30, 2014, 2013 and 2012:

	Number of shares	Weighted-average fair value per share
Outstanding at September 30, 2011	300,000	$5.12
Granted	255,835	$8.44
Settled	—	—
Cancelled	(40,001)	11.05

Outstanding at September 30, 2012	515,834	$6.30
Granted	255,000	$3.15
Settled	(50,829)	7.76
Cancelled	(27,501)	$11.05

Outstanding at September 30, 2013	692,504	$4.85
Granted	625,139	$4.83
Settled	(63,334)	$4.66
Cancelled	(153,006)	$5.03

Outstanding at September 30, 2014	1,101,303	$4.71

The cost of a RSU is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1,292,791, $768,839 and $529,072 in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2014, 2013 and 2012, respectively. As of September 30, 2014, the Company had approximately $3,219,521 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.93 years.

5.	INCOME TAXES

For the fiscal years ended September 30, 2014, 2013 and 2012 the income tax provision (benefit) was as follows:

	2014	2013	2012
Federal—current	$—	$—	$(4,808)
State—current	2,226	1,076	800

Total	$2,226	$1,076	$(4,008)

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets (liabilities):
Net operating loss carryforwards	$11,401,483	$10,473,905
Capitalized research and development costs	—	134,550
Stock based compensation	1,228,082	408,588
AMT credit carryforwards	66,320	66,320
Other	250,999	186,212
Research credit carryforwards	43,802	43,802

Total deferred assets	12,990,686	11,313,377
Valuation allowance for net deferred tax assets	(12,990,686)	(11,313,377)

Total	$—	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2014 and 2013 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the fiscal years ended September 30, 2014 and 2013 was an increase of $1,677,309 and $1,968,988, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2014, the Company has available net operating loss carryforwards of $47,885,589 for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are $37,399,784 and will begin to expire in 2014. Included in these amounts are federal and state net operating losses of $17,654,877 attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2014, the Company has available federal research and development credit carryforwards of $29,306 and alternative minimum tax credit carryforwards of $66,320. The research and development credits will start to expire in 2023. As of September 30, 2014, the Company has available California research and development credit carryforwards of $21,963 which do not expire.

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

The difference between the income tax provision (benefit) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2014, 2013 and 2012:

	2014	2013	2012
Amount computed using statutory rate	$(1,798,479)	$(2,473,374)	$(2,666,961)
Net change in valuation allowance for net deferred tax assets	1,677,309	1,968,987	2,247,615
Non-deductible items	411,473	548,839	807,533
State income tax	(288,077)	(43,376)	(392,195)

Income tax provision (benefit)	$2,226	$1,076	$(4,008)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Because the Company is carrying forward federal and state net operating losses from 1997 and 2002, respectively, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 1997 and 2002, as the case may be. The Company does not have any uncertain tax positions. As of September 30, 2014, no accrued interest or penalties are recorded in the financial statements.

6.	COMMITMENTS AND CONTINGENCIES

Legal Matters

USAA

On March 29, 2012, United Services Automobile Association (“USAA”) filed a complaint in the U.S. District Court for the Western District of Texas San Antonio Division against the Company seeking, among other things, a declaratory judgment that USAA does not infringe certain of the Company’s patents relating to Mobile Deposit®, and that such patents are not enforceable against USAA. In addition, USAA alleged that it disclosed confidential information to the Company and that the Company used such information in its patents and Mobile Deposit® product in an unspecified manner. USAA sought damages and injunctive relief. USAA subsequently amended its pleadings to assert a claim for false advertising and reverse palming off under the Lanham Act, and to seek reimbursement under the parties’ license agreement.

On April 12, 2012, the Company filed a lawsuit against USAA in the U.S. District Court for the District of Delaware, alleging that USAA infringed five of the Company’s patents relating to image capture on mobile devices, breached the parties’ license agreement by using the Company’s products beyond the scope of the agreed-upon license terms and breached the parties’ license agreement by disclosing confidential pricing and other confidential information for the Company’s legacy product installation in the lawsuit USAA filed in Texas.

The courts consolidated the foregoing cases in the U.S. District Court for the Western District of Texas, and on November 19, 2012, the Company answered USAA’s various claims and counterclaims, moved to dismiss USAA’s Lanham Act cause of action and filed a counterclaim against USAA for violation of the Lanham Act. On February 15, 2013, the Court granted the Company’s motion and dismissed USAA’s Lanham Act claim and on July 29, 2014, the Court dismissed the Company’s infringement claims against USAA. On September 3, 2014, the Company and USAA agreed to settle all pending claims as follows: (i) USAA moved to dismiss all of its remaining claims, including its claims for misappropriation of trade secrets, breach of contract, fraud, inequitable conduct, and invalidity of the Company’s patents; (ii) the Company moved to dismiss all remaining claims, including the Company’s claims for trade defamation and violations of the Lanham Act. The Company agreed not to sue USAA for patent infringement for products currently sold, marketed, or advertised by USAA, including its Deposit@Mobile application. Neither the Company nor USAA admitted any liability on any claim, nor did either party make any payment to the other. USAA has retained its license to use the Company’s Quick Strokes, Quick FX Pro, and Image Score software products.

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

On September 8, 2014, the Company agreed to settle all pending litigation with TISA, because the cost of litigating the case would have been higher than any potential benefit to the Company. Pursuant to the settlement, the Company dismissed all claims against TISA and retained the right to pursue legal action in the future.

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of the Company’s customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against the Company in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by the Company’s mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”), each of whom offers the Company’s mobile imaging technology as part of its mobile banking applications.

The Company has filed motions to dismiss RMII’s willful infringement claims against the Company in the Initial Lawsuit and motions to dismiss claims against the Company in the Subsequent Lawsuits. On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company and to transfer the claims against the Company to the

Southern District of California. On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits. All motions are still pending before the Court.

Based on the Company’s current understanding of the claims, the Company has agreed to accept the demands for indemnity and defense tendered by three of the Bank Defendants in connection with their respective RMII Lawsuits. The Company is currently controlling the defense of such claims and has taken actions to defend the RMII Lawsuits, as more fully described above. The Company believes that RMII’s claims are without merit and intends to vigorously defend against those claims. The Company does not believe that the results of the RMII Lawsuits will have a material adverse effect on its financial condition or results of operations.

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. During the fiscal years ended September 30, 2014, 2013 and 2012, the Company did not match contributions to the plan.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2014, the unamortized balance of the lease incentives was $498,297, of which $104,905 has been included in other current liabilities and $393,392 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2015	$495,981
2016	510,861
2017	526,187
2018	541,972
2019	416,959
Thereafter	—

Total	$2,491,960

Rent expense for the Company’s operating lease for its facility for the years ended September 30, 2014, 2013 and 2012 totaled $368,385, $379,529 and $335,946, respectively.

7.	REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the fiscal year ended September 30, 2014, the Company derived revenue of $5,668,973, or 30% of the Company’s total revenue, from one customer, compared to revenue of $3,607,417, or 24% of the Company’s total revenue, from one customer for the fiscal year ended September 30, 2013. For the fiscal year ended September 30, 2012, the Company derived revenue of $3,787,730 from three customers, with such customers accounting for 15%, 15% and 12%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1,431,163, $588,475 and $675,074 at September 30, 2014, 2013 and 2012, respectively.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore, the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last few years, sales of licenses to one or more channel partners have comprised a significant part of the Company’s revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either the Company or another channel partner could sell the Company’s products to the end-user that had purchased from the channel partner the Company lost.

International sales accounted for approximately 4%, 3% and 5% of the Company’s total revenue for the fiscal years ended September 30, 2014, 2013 and 2012, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal years ended September 30, 2014, 2013 and 2012, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.