Form 10-Q
period 2014-12-31
MITEK SYSTEMS INC
filed 2015-02-06
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-35231

MITEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

8911 Balboa Avenue San Diego, California	92123
(Address of Principal Executive Offices)	(Zip Code)

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

There were 30,654,705 shares of the registrant’s common stock outstanding as of January 30, 2015.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2014

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	December 31, 2014 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$12,784,071	$7,766,590
Short-term investments	14,160,303	16,269,170
Accounts receivable, net	3,517,770	2,955,350
Other current assets	543,815	704,409

Total current assets	31,005,959	27,695,519
Long-term investments	—	2,072,018
Property and equipment, net	1,198,963	1,293,270
Other non-current assets	42,049	42,049

Total assets	$32,246,971	$31,102,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436,305	$1,792,267
Accrued payroll and related taxes	1,060,161	1,434,913
Deferred revenue, current portion	3,827,357	2,826,670
Other current liabilities	153,037	157,649

Total current liabilities	6,476,860	6,211,499
Deferred revenue, non-current portion	261,250	311,225
Other non-current liabilities	599,026	638,099

Total liabilities	7,337,136	7,160,823

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 30,654,705 and 30,521,080 issued and outstanding, respectively	30,655	30,521
Additional paid-in capital	60,769,963	59,946,288
Accumulated other comprehensive gain (loss)	(9,997)	(7,810)
Accumulated deficit	(35,880,786)	(36,026,966)

Total stockholders’ equity	24,909,835	23,942,033

Total liabilities and stockholders’ equity	$32,246,971	$31,102,856

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Revenue
Software	$3,746,517	$3,169,864
Maintenance and professional services	1,642,805	1,292,660

Total revenue	5,389,322	4,462,524

Operating costs and expenses
Cost of revenue-software	213,910	321,099
Cost of revenue-maintenance and professional services	283,491	249,598
Selling and marketing	1,438,066	1,849,901
Research and development	1,155,142	1,525,574
General and administrative	2,164,839	1,997,200

Total operating costs and expenses	5,255,448	5,943,372

Operating income (loss)	133,874	(1,480,848)
Other income (expense), net
Interest and other expense	(1,050)	(1,700)
Interest and other income	16,253	15,209

Total other income (expense), net	15,203	13,509

Income (loss) before income taxes	149,077	(1,467,339)
Provision for income taxes	(2,897)	(961)

Net income (loss)	$146,180	$(1,468,300)

Net income (loss) per share – basic and diluted	$0.00	$(0.05)

Shares used in calculating net income (loss) per share – basic	30,618,097	30,402,397

Shares used in calculating net income (loss) per share – diluted	31,173,815	30,402,397

Other comprehensive income (loss):
Net income (loss)	$146,180	$(1,468,300)
Unrealized gain (loss) on investments	(2,187)	(841)

Other comprehensive income (loss)	$143,993	$(1,469,141)

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2014	2013
Operating activities:
Net income (loss)	$146,180	$(1,468,300)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	814,060	829,071
Depreciation and amortization	107,700	116,175
Accretion and amortization on debt securities	98,312	94,725
Provision for bad debt	10,100	1,000
Changes in assets and liabilities:
Accounts receivable	(572,520)	(1,363,435)
Other assets	136,760	92,643
Accounts payable	(355,962)	(335,668)
Accrued payroll and related taxes	(374,752)	(93,092)
Deferred revenue	950,712	641,026
Other liabilities	(38,624)	(57,728)

Net cash provided by (used in) operating activities	921,966	(1,543,583)

Investing activities:
Purchases of investments	(2,826,867)	(14,071,179)
Sales and maturities of investments	6,931,088	2,478,624
Purchases of property and equipment	(13,393)	(16,221)

Net cash provided by (used in) investing activities	4,090,828	(11,608,776)

Financing activities:
Proceeds from exercise of stock options	9,748	39,421
Principal payments on capital lease obligations	(5,061)	(4,533)

Net cash provided by financing activities	4,687	34,888

Net increase (decrease) in cash and cash equivalents	5,017,481	(13,117,471)
Cash and cash equivalents at beginning of period	7,766,590	23,294,456

Cash and cash equivalents at end of period	$12,784,071	$10,176,985

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,191	$1,719

Cash paid for income taxes	$2,897	$961

Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(2,187)	$(841)

Cashless settlement of restricted stock units	$129	$5

Cashless exercise of stock options	$4	$3

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of December 31, 2014, the Company has been granted 20 patents and has an additional 23 patent applications pending.

The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2014, 3,304 financial institutions have signed agreements to deploy Mobile Deposit® and 2,744 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the third quarter of calendar year 2014. The Company’s Mobile Photo Account Opening™ product enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet. Other mobile imaging software solutions the Company offers include Mobile Photo Payments™, a product that enables users to pay bills by taking a photo of their bill followed by a photo of the check or credit/debit card being used to pay the bill, Mobile Photo Bill Pay®, a mobile bill payment product that allows users to pay their bills using their camera-equipped smartphone or tablet and Mobile Balance Transfer™, a product that allows credit card issuers to provide balance transfer offers and enables users to transfer an existing credit card balance and establish a new credit card account by capturing an image of the user’s current credit card statement. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

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

Basis of Presentation

The accompanying unaudited financial statements of the Company as of December 31, 2014 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2014 (the “Form 10-K”).

Results for the three months ended December 31, 2014 are not necessarily indicative of results for any other interim period or for a full year.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings Per Share. Basic and diluted net income (loss) per share are based on the weighted-average number of common shares outstanding during the period, without giving effect to potentially dilutive securities. In a period with a net loss position, potentially dilutive securities, such as options, warrants and restricted stock units (“RSUs”), are not included in the calculation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three months ended December 31, 2014 and 2013, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive:

	Three months ended December 31,
	2014	2013
Stock options	2,412,625	2,754,030
Restricted stock units	501,989	1,179,513
Warrants	—	6,667

Total potentially dilutive common shares outstanding	2,914,614	3,940,210

The calculation of basic and diluted net income (loss) per share is as follows:

	Three months ended December 31,
	2014	2013
Net income (loss)	$146,180	$(1,468,300)

Weighted-average common shares outstanding:
Basic	30,618,097	30,402,397

Diluted	31,173,815	30,402,397

Net income (loss) per share:
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows:

	December 31, 2014	September 30, 2014
Accounts receivable	$3,533,970	$2,961,450
Less: Allowance for doubtful accounts	(16,200)	(6,100)

Accounts receivable, net	$3,517,770	$2,955,350

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

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2014 and 2013, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material.

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

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities. Included on the balance sheet at December 31, 2014 is an accumulated other comprehensive loss of $9,997, compared to an accumulated other comprehensive loss of $7,810 at September 30, 2014, related to the Company’s available-for-sale securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The Company is currently evaluating the impact of the provisions of ASC 606.

2. INVESTMENTS

The following table summarizes investments by type of security as of December 31, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$14,170,300	$455	$(10,452)	$14,160,303
Corporate debt securities, long-term	—	—	—	—

Total	$14,170,300	$455	$(10,452)	$14,160,303

The following table summarizes investments by type of security as of September 30, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$16,273,996	$1,472	$(6,298)	$16,269,170
Corporate debt securities, long-term	2,075,002	—	(2,984)	2,072,018

Total	$18,348,998	$1,472	$(9,282)	$18,341,188

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2014 and September 30, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2014 and 2013.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable:

•	Level 1—Quoted prices in active markets for identical assets or liabilities;

•	Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	December 31, 2014	September 30, 2014
Short-term investments:
Corporate debt securities
Financial	$7,171,700	$9,334,140
Industrial	4,735,034	3,980,772
Utility	855,672	756,215
Commercial paper
Financial	1,397,897	2,198,043

Total short-term investments	$14,160,303	$16,269,170

Long-term investments:
Corporate debt securities
Financial	$—	$1,564,505
Utility	—	507,513

Total long-term investments	$—	$2,072,018

3. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three months ended December 31,
	2014	2013
Sales and marketing	$175,118	$201,524
Research and development	137,406	184,888
General and administrative	501,536	442,659

Stock-based compensation expense included in operating expenses	$814,060	$829,071

The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2014 were based on the following assumptions:

Three Months Ended December 31, 2014
Risk-free interest rate	1.63% – 1.66%
Expected life (years)	5.25
Expected volatility	98%
Expected dividends	None

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

As of December 31, 2014, the Company had $6,849,905 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Company’s board of directors. On February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of the Company’s common stock reserved for issuance thereunder from 2,000,000 shares to 4,000,000 shares plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”). As of December 31, 2014, (i) stock options to purchase 2,044,821 shares of the Company’s common stock and 561,508 RSUs were outstanding under the 2012 Plan, and 1,479,773 shares of the Company’s common stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,478,244 shares of the Company’s common stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Company’s board of directors adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock for the issuance of RSUs may be granted to both employee and non-employee members of the Company’s board of directors. As of December 31, 2014, (i) 475,000 RSUs were outstanding under the Director Plan and (ii) 474,336 shares of the Company’s common stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2014	2,334,326	$4.11	5.46
Granted	1,355,500	$2.67
Exercised	(4,166)	$2.34
Cancelled	(162,595)	$4.90

Outstanding, December 31, 2014	3,523,065	$3.52	7.24

The Company recognized $474,091 and $564,322 in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had $3,891,848 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.9 years. As of December 31, 2013, the Company had $4,775,401of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.5 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2014 and 2013 was $4,083 and $336,340, respectively. As of December 31, 2014, there were 3,523,065 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 7.2 years, $3.52 and $3,138,317 respectively. As of December 31, 2013, there were 2,754,030 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 7.1 years, $4.16 and $7,313,083, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2014:

	Number of Shares	Weighted- Average Fair Market Value Per Share
Outstanding, September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(129,459)	$2.65
Cancelled	(39,336)	$4.07

Outstanding, December 31, 2014	1,036,508	$4.45

The cost of RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $339,970 and $264,749, respectively, in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had $2,958,057 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years. As of December 31, 2013, the Company had $4,605,913 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.5 years.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2014 or December 31, 2013, and has not recognized interest and/or penalties in the statements of operations for the three months ended December 31, 2014 or December 31, 2013.

5. COMMITMENTS AND CONTINGENCIES

Legal Matters

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of the Company’s customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against the Company in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by the Company’s mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”), each of whom offers the Company’s mobile imaging technology as part of its mobile banking applications. The trial has been scheduled for April 3, 2017.

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

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2014, the unamortized balance of the lease incentives was $472,071, of which $104,905 has been included in other current liabilities and $367,166 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

6. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended December 31, 2014, the Company derived revenue of $2,097,705 from two customers, with such customers accounting for 29% and 10%, respectively, of the Company’s total revenue. For the three months ended December 31, 2013 the Company derived revenue of $2,370,416 from two customers accounting for 33% and 21%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1,915,160 and $1,113,300, respectively, at December 31, 2014 and 2013.

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

Revenues can fluctuate based on the timing of license renewals by channel partners. When a channel partner purchases or renews a license, the Company receives a license fee in consideration for the grant of a license to sell the Company’s products and there are no future payment obligations related to such agreement; therefore, the license fee the Company receives with respect to a particular license renewal in one period does not have a correlation with revenue in future periods. During the last several quarters, sales of licenses to one or more channel partners have comprised a significant part of the Company’s revenue. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. The Company believes that it is not dependent upon any single channel partner, even those from which revenues were in excess of 10% of the Company’s total revenue in a specific reporting period, and that the loss or termination of the Company’s relationship with any such channel partner would not have a material adverse effect on the Company’s future operations because either we or another channel partner could sell our products to the end-user that had purchased from the channel partner we lost.

International sales accounted for approximately 2% and 8% of the Company’s total revenue for the three months ended December 31, 2014 and 2013, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2014 and 2013, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

Overview

Mitek Systems, Inc. is a mobile solutions provider engaged in the development, sale and service of its proprietary software solutions related to mobile imaging.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of December 31, 2014, we have been granted 20 patents and have an additional 23 patent applications pending.

Our Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2014, 3,304 financial institutions have signed agreements to deploy Mobile Deposit® and 2,744 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and nearly all of the top 50, U.S.

retail banks, as ranked by SNL Financial for the third quarter of calendar year 2014. Mobile Photo Account Opening™, is a product that enables users to open a checking, savings or credit card account by capturing an image of the front and back of their driver’s license with their camera-equipped smartphone or tablet. Mobile Photo Payments™ is a mobile direct bill pay solution that enables users to pay bills by taking a photo of their bill followed by a photo of the check or credit/debit card being used to pay the bill. Mobile Photo Bill Pay® allows users to pay their bills using their camera-equipped smartphone or tablet. Mobile Balance Transfer™ is a product that allows credit card issuers to provide balance transfer offers and enables users to transfer an existing credit card balance and establish a new credit card account by capturing an image of the user’s current credit card statement. Our mobile imaging software solutions are available for iOS and Android operating systems.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of December 31, 2014, we executed agreements indirectly through channel partners or directly with customers covering 3,304 Mobile Deposit® customers, 2,744 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2014 and 2013

The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2014 and 2013 (in thousands, except percentages):

	December 31, 2014	December 31, 2013	Change $	Change %
Revenue
Software	$3,746	$3,170	$576	18%
Maintenance and professional services	1,643	1,293	350	27%

Total revenue	$5,389	$4,463	$926	21%

Cost of revenue	$497	$571	$(74)	-13%
% of revenue	9%	13%

Selling and marketing	$1,438	$1,850	$(412)	-22%
% of revenue	27%	41%

Research and development	$1,155	$1,526	$(371)	-24%
% of revenue	21%	34%

General and administrative	$2,165	$1,997	$168	8%
% of revenue	40%	45%

Other income (expense), net	$15	$14	$1	7%
% of revenue	0%	0%

Revenue

Total revenue increased $926,798, or 21%, to $5,389,322 in the three months ended December 31, 2014 compared to $4,462,524 in the three months ended December 31, 2013. The increase was primarily due to an increase in sales of software licenses of $576,653, or 18%, to $3,746,517 in the three months ended December 31, 2014 compared to $3,169,864 in the three months ended December 31, 2013. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® and Mobile Photo Account Opening™ products and the timing of license renewals in the three months ended December 31, 2014 compared to the three months ended December 31, 2013. Maintenance and professional services revenue increased $350,145, or 27%, to $1,642,805 in the three months ended December 31, 2014 compared to $1,292,660 in the three months ended December 31, 2013 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue decreased $73,296, or 13%, to $497,401 in the three months ended December 31, 2014 compared to $570,697 in the three months ended December 31, 2013. As a percentage of revenue, cost of revenue decreased to 9% in the three months ended December 31, 2014 compared to 13% in the three months ended December 31, 2013. The decreases in cost of revenue are primarily due to a relatively lower mix of sales of products containing third-party software on which we pay royalties.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $411,835, or 22%, to $1,438,066 in the three months ended December 31, 2014 compared to $1,849,901 in the three months ended December 31, 2013. The decrease is primarily due to lower personnel-related costs, including commission expense related to our focus on channel sales during late fiscal 2014. As a percentage of revenue, selling and marketing expenses decreased to 27% in the three months ended December 31, 2014 compared to 41% in the three months ended December 31, 2013, also primarily due to lower personnel-related costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science.

Research and development expenses decreased $370,432, or 24%, to $1,155,142 in the three months ended December 31, 2014 compared to $1,525,574 in the three months ended December 31, 2013. The decrease is primarily due to lower personnel-related costs, including stock-based compensation expense related to focusing our development efforts during late fiscal 2014. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended December 31, 2014 compared to 34% in the three months ended December 31, 2013, also primarily due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $167,639, or 8%, to $2,164,839 in the three months ended December 31, 2014 compared to $1,997,200 in the three months ended December 31, 2013. The increase is primarily due to higher personnel-related costs, including stock-based and other incentive compensation expense. As a percentage of revenue, general and administrative expenses decreased to 40% in the three months ended December 31, 2014 compared to 45% in the three months ended December 30, 2013, primarily due to the increase in revenue.

Other Income (Expense), Net

Other income (expense), net increased $1,694, or 13%, to $15,203 for the three months ended December 31, 2014 compared to $13,509 for the three months ended December 31, 2013, primarily due to higher cash balances.

On December 31, 2014, we had $26,944,374 in cash and cash equivalents and investments compared to $26,107,778 on September 30, 2014, an increase of $836,596, or 3%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2014 was $921,966. Cash provided by operating activities increased due to an increase in deferred revenue of $950,712, partially offset by an increase in accounts receivable of $572,520, all associated with the growth of our business. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $814,060, $107,700, and $98,312, respectively.

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

Net Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $4,090,828 during the three months ended December 31, 2014, which consisted of $2,826,867 related to the purchase of investments and $13,393 related to the purchase of property and equipment, offset by cash provided by the sales and maturities of investments of $6,931,088.

Net cash used in investing activities was $11,608,776 during the three months ended December 31, 2013, which consisted of $14,071,179 related to the purchase of investments and $16,221 related to the purchase of property and equipment, partially offset by cash provided by the sales and maturities of investments of $2,478,624.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,687 during the three months ended December 31, 2014, which included net proceeds of $9,748 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $5,061.

Net cash provided by financing activities was $34,888 during the three months ended December 31, 2013, which included net proceeds of $39,421 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $4,533.

Other Liquidity Matters

On December 31, 2014, we had investments of $14,160,303, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At December 31, 2014, all of our available-for-sale securities were classified as current. At September 30, 2014, we had $16,269,170 of our available-for-sale securities classified as current and $2,072,018 were classified as long-term.

We had working capital of $24,529,099 at December 31, 2014 compared to $21,484,020 at September 30, 2014.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2014 and 2013, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was immaterial.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2014, our marketable securities had remaining maturities between approximately one and 12 months and a fair market value of $14,160,303, representing approximately 44% of our total assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 5 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of December 31, 2014, there have been no material developments in our historical legal proceedings since September 30, 2014.

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against us in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”), each of whom offers our mobile imaging technology as part of its mobile banking applications. The trial has been scheduled for April 3, 2017.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended	(1)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Executive Bonus Program Fiscal Year 2015.	(2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

Exhibit No.	Description	Incorporated by Reference from Document

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2014, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.	*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2015	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer
(Principal Financial and Accounting Officer)