Form 10-Q
period 2015-03-31
MITEK SYSTEMS INC
filed 2015-05-08
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

There were 30,729,289 shares of the registrant’s common stock outstanding as of April 30, 2015.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

BALANCE SHEETS

	March 31, 2015 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$5,740,117	$7,766,590
Short-term investments	19,965,390	16,269,170
Accounts receivable, net	2,982,753	2,955,350
Other current assets	1,035,717	704,409
Total current assets	29,723,977	27,695,519
Long-term investments	2,517,612	2,072,018
Property and equipment, net	1,101,405	1,293,270
Other non-current assets	42,049	42,049
Total assets	$33,385,043	$31,102,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,300,077	$1,792,267
Accrued payroll and related taxes	1,195,766	1,434,913
Deferred revenue, current portion	3,635,351	2,826,670
Other current liabilities	175,244	157,649
Total current liabilities	6,306,438	6,211,499
Deferred revenue, non-current portion	235,125	311,225
Other non-current liabilities	558,541	638,099
Total liabilities	7,100,104	7,160,823
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 30,729,289 and 30,521,080 issued and outstanding, respectively	30,729	30,521
Additional paid-in capital	61,641,010	59,946,288
Accumulated other comprehensive gain (loss)	(13,664)	(7,810)
Accumulated deficit	(35,373,136)	(36,026,966)
Total stockholders’ equity	26,284,939	23,942,033
Total liabilities and stockholders’ equity	$33,385,043	$31,102,856

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Revenue
Software	$3,993,013	$3,122,114	$7,739,530	$6,291,978
Maintenance and professional services	1,679,313	1,362,024	3,322,119	2,654,684
Total revenue	5,672,326	4,484,138	11,061,649	8,946,662
Operating costs and expenses
Cost of revenue-software	225,245	172,568	439,155	493,667
Cost of revenue-maintenance and professional services	332,408	276,646	615,900	526,244
Selling and marketing	1,428,643	1,947,573	2,866,709	3,797,475
Research and development	1,387,828	1,630,628	2,542,971	3,156,202
General and administrative	1,811,708	2,668,246	3,976,546	4,665,445
Total operating costs and expenses	5,185,832	6,695,661	10,441,281	12,639,033
Operating income (loss)	486,494	(2,211,523)	620,368	(3,692,371)
Other income (expense), net
Interest and other expense	(1,120)	(1,576)	(2,170)	(3,277)
Interest and other income	22,276	21,252	38,529	36,462
Total other income (expense), net	21,156	19,676	36,359	33,185
Income (loss) before income taxes	507,650	(2,191,847)	656,727	(3,659,186)
Provision for income taxes	-	(1,170)	(2,897)	(2,131)
Net income (loss)	$507,650	$(2,193,017)	$653,830	$(3,661,317)
Net income (loss) per share – basic	$0.02	$(0.07)	$0.02	$(0.12)
Net income (loss) per share – diluted	$0.02	$(0.07)	$0.02	$(0.12)
Shares used in calculating net income (loss) per share – basic	30,697,391	30,453,455	30,657,308	30,427,646
Shares used in calculating net income (loss) per share – diluted	31,321,259	30,453,455	31,241,374	30,427,646
Other comprehensive income (loss):
Net income (loss)	507,650	(2,193,017)	653,830	(3,661,317)
Unrealized gain (loss) on investments	(3,667)	6,686	(5,854)	5,845
Other comprehensive income (loss)	503,983	(2,186,331)	647,976	(3,655,472)

The accompanying notes form an integral part of these financial statements.

MITEK SYSTEMS, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended March 31,
	2015	2014
Operating activities:
Net income (loss)	$653,830	$(3,661,317)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,685,181	1,745,121
Depreciation and amortization	214,794	236,518
Accretion and amortization on debt securities	243,333	195,937
Provision for bad debt	9,900	(4,500)
Changes in assets and liabilities:
Accounts receivable	(37,303)	(1,616,192)
Other assets	(189,495)	46,134
Accounts payable	(492,190)	(191,270)
Accrued payroll and related taxes	(239,147)	(7,668)
Deferred revenue	732,581	790,488
Other liabilities	(51,690)	(64,716)
Net cash provided by (used in) operating activities	2,529,794	(2,531,465)
Investing activities:
Purchases of investments	(17,968,902)	(17,651,627)
Sales and maturities of investments	13,436,088	4,873,624
Purchases of property and equipment	(22,928)	(114,091)
Net cash used in investing activities	(4,555,742)	(12,892,094)
Financing activities:
Proceeds from exercise of stock options	9,748	58,834
Principal payments on capital lease obligations	(10,273)	(9,208)
Net cash (used in) provided by financing activities	(525)	49,626
Net decrease in cash and cash equivalents	(2,026,473)	(15,373,933)
Cash and cash equivalents at beginning of period	7,766,590	23,294,456
Cash and cash equivalents at end of period	$5,740,117	$7,920,523
Supplemental disclosures of cash flow information:
Cash paid for interest	$2,230	$3,295
Cash paid for income taxes	$2,897	$2,131
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding (loss) gain on available-for-sale investments	$(5,854)	$5,845
Cashless settlement of restricted stock units	$204	$15
Cashless exercise of stock options	$4	$3

The accompanying notes form an integral part of these financial statements

MITEK SYSTEMS, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is engaged in the development, sale and service of its proprietary software solutions related to mobile capture and identity authentication.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of March 31, 2015, the Company has been granted 21 patents and has an additional 21 patent applications pending.

The Company’s products enable deposits, confirm identity and accelerate payments for mobile transactions.

Deposit

The Company’s Mobile Deposit® and Commercial Mobile Deposit Capture™ products are software that allows consumers and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of March 31, 2015, 3,705 financial institutions have signed agreements to deploy Mobile Deposit® and 3,181 of these financial institutions have deployed Mobile Deposit® to their consumers, including all of the top ten, and  nearly all  of the top 50, U.S. retail banks, as ranked by SNL Financial for the fourth quarter of calendar year 2014. Commercial Mobile Deposit Capture™ utilizes the same technology as Mobile Deposit®, but has additional capabilities specifically designed to meet the needs of business users such as invoice capture.

Identity

The Company’s identity offerings feature Mobile Photo Account Opening™ which allows a consumer to take a photo of his or her driver’s license or other identity document to pre-fill mobile application forms on a mobile device. The Company’s identity offerings are currently in early deployment with large banks and insurance companies where they help consumers to open new financial accounts or get competitive rate quotes. Mobile Photo Account Opening™ can be used by bank personnel (both in-branch or at a community event) as well as by consumers on their mobile device (both native app or mobile web).

Payment

The Company’s mobile photo payment solutions enable mobile bill payment for financial institutions and organizations that bill consumers directly.

Mobile Photo Bill Pay® is for financial institutions and Mobile Photo Payments™ is for organizations that bill consumers directly. Both allow a consumer to take a photo of a bill to extract data which is then used to pre-fill the fields required to accomplish certain tasks such as making a mobile payment, adding a new payee or paying monthly bills on a smartphone or tablet.

Mobile Photo Balance Transfer™ allows a consumer to take a photo of a credit card statement to extract data which is then used to pre-fill the fields of a credit card balance transfer application. The consumer is then presented with a competitive credit card offer and can transfer the existing credit card balance to the new credit card. The Company’s mobile photo payment software solutions are available for iOS and Android operating systems.

Developer Program

In February 2014, the Company launched Mitek Developers. The program extends use of the Company’s mobile capture SDK and Mobile Imaging Platform™ to developers interested in creating new mobile applications that use camera-equipped smartphones and tablets to capture data from documents.

Distribution Model

The Company delivers its mobile capture software solutions on-premise as well as in the cloud and markets and sells these solutions through channel partners or directly to enterprise customers. The Company’s mobile capture software solutions are often embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited financial statements of the Company as of March 31, 2015 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2014 (the “Form 10-K”).

Results for the three and six months ended March 31, 2015 are not necessarily indicative of results for any other interim period or for a full year.

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

For the three and six months ended March 31, 2015 and 2014, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Stock options	2,507,643	2,708,063	2,218,425	2,708,063
Restricted stock units	399,780	1,155,472	435,461	1,155,472
Warrants	-	6,667	-	6,667
Total potentially dilutive common shares outstanding	2,907,423	3,870,202	2,653,886	3,870,202

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Net income (loss)	$507,650	$(2,193,017)	$653,830	$(3,661,317)
Weighted-average common shares outstanding:
Basic	30,697,391	30,453,455	30,657,308	30,427,646
Diluted	31,321,259	30,453,455	31,241,374	30,427,646
Net income (loss) per share:
Basic	0.02	(0.07)	0.02	(0.12)
Diluted	0.02	(0.07)	0.02	(0.12)

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable, net, is as follows:

	March 31, 2015	September 30, 2014
Accounts receivable	$2,998,753	$2,961,450
Less: Allowance for doubtful accounts	(16,000)	(6,100)
Accounts receivable, net	$2,982,753	$2,955,350

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

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2015 and 2014, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and unrealized gains and losses on available-for-sale securities. Included on the balance sheet at March 31, 2015 is an accumulated other comprehensive loss of $13,664, compared to an accumulated other comprehensive loss of $7,810 at September 30, 2014, related to the Company’s available-for-sale securities.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018.  The FASB has issued for public comment a proposed Accounting Standards Update, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date that would defer the effective date of its new revenue recognition standard by one year. The Company is currently evaluating the impact of the provisions of ASC 606.

2. INVESTMENTS

The following table summarizes investments by type of security as of March 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$19,979,906	$998	$(15,514)	$19,965,390
Corporate debt securities, long-term	2,516,760	852	—	2,517,612
Total	$22,496,666	$1,850	$(15,514)	$22,483,002

The following table summarizes investments by type of security as of September 30, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$16,273,996	$1,472	$(6,298)	$16,269,170
Corporate debt securities, long-term	2,075,002	—	(2,984)	2,072,018
Total	$18,348,998	$1,472	$(9,282)	$18,341,188

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2015 and September 30, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2015 and 2014.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	March 31, 2015	September 30, 2014
Short-term investments:
Corporate debt securities
Financial	$12,203,241	$9,334,140
Industrial	5,853,130	3,980,772
Utility	1,909,019	756,215
Commercial paper
Financial	—	2,198,043
Total short-term investments	$19,965,390	$16,269,170
Long-term investments:
Corporate debt securities
Agency	$999,740	$—
Financial	766,410	1,564,505
Industrial	751,462	—
Utility	—	507,513
Total long-term investments	$2,517,612	$2,072,018

3. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Sales and marketing	$191,962	$234,167	$367,080	$435,690
Research and development	159,563	192,939	296,970	377,827
General and administrative	519,595	488,944	1,021,131	931,604
Stock-based compensation expense included in operating expenses	$871,120	$916,050	$1,685,181	$1,745,121

No stock options were granted to employees during the six months ended March 31, 2014. The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2015 were based on the following assumptions:

Six Months Ended March 31, 2015
Risk-free interest rate	1.29 – 1.66%
Expected life (years)	5.25
Expected volatility	98%
Expected dividends	None

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

As of March 31, 2015, the Company had $6,270,849 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Company’s board of directors. On February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of the Company’s common stock reserved for issuance thereunder from 2,000,000 shares to 4,000,000 shares plus that number of shares of the Company’s common stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of March 31, 2015, (i) stock options to purchase 2,232,477 shares of the Company’s common stock and 541,091 RSUs were outstanding under the 2012 Plan, and 1,292,117 shares of the Company’s common stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,478,244 shares of the Company’s common stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Company’s board of directors adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of the Company’s common stock  for the issuance of RSUs that may be granted to both employee and non-employee members of the Company’s board of directors. As of March 31, 2015, (i) 384,998 RSUs were outstanding under the Director Plan and (ii) 510,171 shares of the Company’s common stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2014	2,334,326	$4.11	5.46
Granted	1,565,500	$2.74
Exercised	(4,166)	$2.34
Cancelled	(184,939)	$4.66
Outstanding, March 31, 2015	3,710,721	$3.51	7.08

The Company recognized $568,751 and $1,042,842 in stock-based compensation expense related to outstanding stock options in the three and six months ended March 31, 2015, respectively. The Company recognized $554,994 and $1,119,316 in stock-based compensation expense related to outstanding stock options in the three and six months ended March 31, 2014, respectively. As of March 31, 2015, the Company had $3,730,874 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.8 years. As of March 31, 2014, the Company had $4,170,399 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.3 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2015 and 2014 was $4,083 and $468,462, respectively. The per-share weighted average fair value of options granted during the six months ended March 31, 2015 was $2.04. No stock options were granted to employees during the six months ended March 31, 2014. As of March 31, 2015, there were 3,710,721 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 7.1 years, $3.51 and $2,725,294 respectively. As of March 31, 2014, there were 2,708,063 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 6.8 years, $4.19 and $3,176,655, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2015:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(204,041)	$2.91
Cancelled	(75,171)	$4.30
Outstanding, March 31, 2015	926,091	$4.32

The cost of RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $302,369 and $642,339 in stock-based compensation expense related to outstanding RSUs in the three and six months ended March 31, 2015, respectively. The Company recognized $361,056 and $625,805 in stock-based compensation expense related to outstanding RSUs in the three and six months ended March 31, 2014, respectively. As of March 31, 2015, the Company had $2,539,975 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years. As of March 31, 2014, the Company had $4,228,020 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.3 years.

4. INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such federal and state net operating loss carryforwards begin to expire in the fiscal years ending September 30, 2018 and September 30, 2015, respectively.  The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of March 31, 2015 or March 31, 2014, and has not recognized interest and/or penalties in the statements of operations for the three and six months ended March 31, 2015 or March 31, 2014.

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

Based on the Company’s current understanding of the claims, the Company has agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants in connection with their respective RMII Lawsuits. The Company is currently controlling the defense of such claims and has taken actions to defend the RMII Lawsuits, as more fully described above. The Company believes that RMII’s claims are without merit and intends to vigorously defend against those claims. The Company does not believe that the results of the RMII Lawsuits will have a material adverse effect on its financial condition or results of operations.

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of March 31, 2015, the unamortized balance of the lease incentives was $445,845, of which $104,905 has been included in other current liabilities and $340,940 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

6. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended March 31, 2015, the Company derived revenue of $2,287,599 from two customers, with such customers accounting for 29% and 11%, respectively, of the Company’s total revenue.  For the three months ended March 31, 2014, the Company derived revenue of $1,644,145 from one customer accounting for 37% of the Company’s total revenue. For the six months ended March 31, 2015, the Company derived revenue of $4,385,305 from two customers, with such customers accounting for 29% and 11%, respectively, of the Company’s total revenue.  For the six months ended March 31, 2014, the Company derived revenue of $4,055,587 from two customers, with such customers accounting for 35% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2,043,769 and $1,471,245, respectively, at March 31, 2015 and 2014.

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

International sales accounted for approximately 4% and 3% of the Company’s total revenue for the three and six months ended March 31, 2015, respectively. International sales accounted for approximately 6% and 7% of the Company’s total revenue for the three and six months ended March 31, 2014, respectively. The Company sells its products in U.S. currency only.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2015 and 2014, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A- “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile capture and identity authentication.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of March 31, 2015, we have been granted 21 patents and have an additional 21 patent applications pending.

Our products enable deposits, confirm identity and accelerate payments for mobile transactions.

Deposit

Our Mobile Deposit® and Commercial Mobile Deposit Capture™ products allow consumers and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of March 31, 2015, 3,705 financial institutions have signed agreements to deploy Mobile Deposit® and 3,181 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and  nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the fourth quarter of calendar year 2014. Commercial Mobile Deposit Capture™ utilizes the same technology as Mobile Deposit®, but has additional capabilities specifically designed to meet the needs of business users such as invoice capture.

Identity

Our identity offerings feature Mobile Photo Account Opening™ which allows a consumer to take a photo of his or her driver’s license or other identity document to pre-fill mobile application forms on a mobile device. Our identity offerings are currently in early deployment with large banks and insurance companies where they help consumers to open new financial accounts or get competitive rate quotes. Mobile Photo Account Opening™ can be used by bank personnel (both in-branch or at a community event) as well as by consumers on their mobile device (both native app or mobile web).

Payment

Our mobile photo payment solutions enable mobile bill payment for financial institutions and organizations that bill consumers directly.

Mobile Photo Bill Pay® is for financial institutions and Mobile Photo Payments® is for organizations that bill consumers directly. Both allow a consumer to take a photo of a bill to extract data which is then used to pre-fill the fields required to accomplish certain tasks such as making a mobile payment, adding a new payee or paying monthly bills on a smartphone or tablet.

Mobile Photo Balance Transfer™ allows a consumer to take a photo of a credit card statement to extract data which is then used to pre-fill the fields of a credit card balance transfer application. The consumer is then presented with a competitive credit card offer and can transfer the existing credit card balance to the new credit card. Our mobile photo payments software solutions are available for iOS and Android operating systems.

Developer Program

In February, 2014, we launched Mitek Developers. The program extends use of our mobile capture SDK and Mobile Imaging Platform to developers interested in creating new mobile applications that use camera-equipped smartphones and tablets to capture data from documents.

Distribution Model

We deliver mobile capture software solutions on-premise as well as in the cloud and market and sell our solutions through channel partners or directly to enterprise customers. Our mobile capture software solutions are often embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and marketed under their own proprietary brands.

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

To sustain our growth in 2015 and beyond, we believe we must continue to offer capture technology for mobile applications that address a growing market for mobile banking and other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of March 31, 2015, we executed agreements indirectly through channel partners or directly with customers covering 3,705 Mobile Deposit® customers, 3,181 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

We have a growing number of competitors in the mobile capture industry, many of which have greater financial, technical, marketing and other resources. However, we believe our patented capture and analytics technology, our growing portfolio of products for the financial services industry and our market leadership gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate and convenient. To help us remain competitive, we intend to continue to strengthen our portfolio of products through research and development as well as partnering with other technology providers.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2015 and 2014 (in thousands, except percentages):

	March 31, 2015	March 31, 2014	Change $	Change %
Revenue
Software	$3,993	$3,122	$871	28%
Maintenance and professional services	1,679	1,362	317	23%
Total revenue	$5,672	$4,484	$1,188	26%
Cost of revenue	$558	$449	$109	24%
% of revenue	10%	10%
Selling and marketing	$1,429	$1,948	$(519)	-27%
% of revenue	25%	43%
Research and development	$1,388	$1,631	$(243)	-15%
% of revenue	24%	36%
General and administrative	$1,812	$2,668	$(856)	-32%
% of revenue	32%	60%
Other income (expense), net	$21	$20	$1	5%
% of revenue	0%	0%

Revenue

Total revenue increased $1,188,188, or 26%, to $5,672,326 in the three months ended March 31, 2015 compared to $4,484,138 in the three months ended March 31, 2014. The increase was primarily due to an increase in sales of software licenses of $870,899, or 28%, to $3,993,013 in the three months ended March 31, 2015 compared to $3,122,114 in the three months ended March 31, 2014. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product in the three months ended March 31, 2015 compared to the three months ended March 31, 2014. Maintenance and professional services revenue increased $317,289, or 23%, to $1,679,313 in the three months ended March 31, 2015 compared to $1,362,024 in the three months ended March 31, 2014 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $108,439, or 24%, to $557,653 in the three months ended March 31, 2015 compared to $449,214 in the three months ended March 31, 2014. The increase in cost of revenue is primarily due to the increase in revenue. As a percentage of revenue, cost of revenue remained consistent at 10% in the three months ended March 31, 2015 and 2014.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $518,930, or 27%, to $1,428,643 in the three months ended March 31, 2015 compared to $1,947,573 in the three months ended March 31, 2014. The decrease is primarily due to lower personnel-related costs, including commission expense related to our focus on channel sales during late fiscal 2014. As a percentage of revenue, selling and marketing expenses decreased to 25% in the three months ended March 31, 2015 compared to 43% in the three months ended March 31, 2014, also primarily due to lower personnel-related costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. These costs are incurred to develop new software products and to maintain and enhance existing products.

Research and development expenses decreased $242,800, or 15%, to $1,387,828 in the three months ended March 31, 2015 compared to $1,630,628 in the three months ended March 31, 2014. The decrease is primarily due to lower personnel-related costs, including stock-based compensation expense related to focusing our development efforts during late fiscal 2014. As a percentage of revenue, research and development expenses decreased to 24% in the three months ended March 31, 2015 compared to 36% in the three months ended March 31, 2014, also primarily due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses decreased $856,538, or 32%, to $1,811,708 in the three months ended March 31, 2015 compared to $2,668,246 in the three months ended March 31, 2014. The decrease is primarily due to lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 32% in the three months ended March 31, 2015 compared to 60% in the three months ended March 31, 2014, primarily due to lower litigation expenses.

Other Income (Expense), Net

Other income (expense), net increased $1,480, or 8%, to $21,156 for the three months ended March 31, 2015 compared to $19,676 for the three months ended March 31, 2014, primarily due to an increase in returns on our investment portfolio.

Comparison of the Six Months Ended March 31, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2015 and 2014 (in thousands, except percentages):

	March 31, 2015	March 31, 2014	Change $	Change %
Revenue
Software	$7,740	$6,292	$1,448	23%
Maintenance and professional services	3,322	2,655	667	25%
Total revenue	$11,062	$8,947	$2,115	24%
Cost of revenue	$1,055	$1,020	$35	3%
% of revenue	10%	11%
Selling and marketing	$2,867	$3,797	$(930)	-24%
% of revenue	26%	42%
Research and development	$2,543	$3,156	$(613)	-19%
% of revenue	23%	35%
General and administrative	$3,977	$4,665	$(688)	-15%
% of revenue	36%	52%
Other income (expense), net	$36	$33	$3	9%
% of revenue	0%	0%

Revenue

Total revenue increased $2,114,987, or 24%, to $11,061,649 in the six months ended March 31, 2015 compared to $8,946,662 in the six months ended March 31, 2014. The increase was primarily due to an increase in sales of software licenses of $1,447,552, or 23%, to $7,739,530 in the six months ended March 31, 2015 compared to $6,291,978 in the six months ended March 31, 2014. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® and Mobile Photo Account Opening® products and the timing of license renewals in the six months ended March 31, 2015 compared to the six months ended March 31, 2014. Maintenance and professional services revenue increased $667,435, or 25%, to $3,322,119 in the six months ended March 31, 2015 compared to $2,654,684 in the six months ended March 31, 2014 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts, as well as an increase in professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $35,144 to $1,055,055 in the six months ended March 31, 2015 compared to $1,019,911 in the six months ended March 31, 2014. As a percentage of revenue, cost of revenue decreased to 10% in the six months ended March 31, 2015 compared to 11% in the six months ended March 31, 2014 primarily due to the increase in revenue.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable time for professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $930,766, or 24%, to $2,866,709 in the six months ended March 31, 2015 compared to $3,797,475 in the six months ended March 31, 2014. The decrease is primarily due to lower personnel-related costs, including commission expense related to our focus on channel sales during late fiscal 2014. As a percentage of revenue, selling and marketing expenses decreased to 26% in the six months ended March 31, 2015 compared to 42% in the six months ended March 31, 2014, primarily due to lower personnel-related costs.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. These costs are incurred to develop new software products and to maintain and enhance existing products.

Research and development expenses decreased $613,231 or 19%, to $2,542,971 in the six months ended March 31, 2015 compared to $3,156,202 in the six months ended March 31, 2014. The decrease is primarily due to lower personnel-related costs, including stock-based compensation expense related to focusing our development efforts during late fiscal 2014. As a percentage of revenue, research and development expenses decreased to 23% in the six months ended March 31, 2015 compared to 35% in the six months ended March 31, 2014, primarily due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses decreased $688,899, or 15%, to $3,976,546 in the six months ended March 31, 2015 compared to $4,665,445 in the six months ended March 31, 2014. The decrease is primarily due to lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 36% in the six months ended March 31, 2015 compared to 52% in the six months ended March 31, 2014, primarily due to lower litigation expenses.

Other Income (Expense), Net

Other income (expense), net increased $3,174, or 10%, to $36,359 for the six months ended March 31, 2015 compared to $33,185 for the six months ended March 31, 2014, primarily due to an increase in returns on our investment portfolio.

Liquidity and Capital Resources

On March 31, 2015, we had $28,223,119 in cash and cash equivalents and investments compared to $26,107,778 on September 30, 2014, an increase of $2,115,341, or 8%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2015 was $2,529,794. Cash provided by operating activities increased due to an increase in deferred revenue of $732,581, partially offset by a decrease in accounts payable of $492,190, all associated with the growth of our business. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $1,685,181, $214,794, and $243,333, respectively.

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

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $4,555,742 during the six months ended March 31, 2015, which consisted of $17,968,902 related to the purchase of investments and $22,928 related to the purchase of property and equipment, offset by cash provided by the sales and maturities of investments of $13,436,088.

Net cash used in investing activities was $12,892,094 during the six months ended March 31, 2014, which consisted of $17,651,627 related to the purchase of investments and $114,091 related to the purchase of property and equipment, partially offset by cash provided by the sales and maturities of investments of $4,873,624.

Net Cash (Used In) Provided by Financing Activities

Net cash used in financing activities was $525 during the six months ended March 31, 2015, which included net proceeds of $9,748 from the exercise of stock options and settlement of restricted stock units, offset by principal payments on capital lease obligations of $10,273.

Net cash provided by financing activities was $49,626 during the six months ended March 31, 2014, which included net proceeds of $58,834 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $9,208.

Other Liquidity Matters

On March 31, 2015, we had investments of $22,483,002, designated as available-for-sale marketable securities, which consisted of corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At March 31, 2015, we had $19,965,390 of our available-for-sale securities classified as current and $2,517,612 were classified as long-term. At September 30, 2014, we had $16,269,170 of our available-for-sale securities classified as current and $2,072,018 were classified as long-term.

We had working capital of $23,417,539 at March 31, 2015 compared to $21,484,020 at September 30, 2014.

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

We consider many factors when applying GAAP to revenue recognition. These factors include, but are not limited to, whether:

•	Persuasive evidence of an arrangement exists;
•	Delivery of the product or performance of the service has occurred;
•	Fees are fixed or determinable;
•	Collection of the contractual fee is probable; and
•	VSOE of the fair value of undelivered elements or other appropriate method of revenue allocation exists.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2015 and 2014, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases was immaterial.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2015, our marketable securities had remaining maturities between approximately one and 18 months and a fair market value of $22,483,002, representing approximately 67% of our total assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 5 to our financial statements included in this Form 10-Q, Part II— Item 1— “Legal Proceedings” in our Quarterly Report on Form 10-Q filed with the SEC on February 6, 2014, and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of March 31, 2015, there have been no material developments in our historical legal proceedings since September 30, 2014.

Rothschild Mobile Imaging Innovations, Inc.

As previously disclosed in the Form 10-K on May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology.

Based on our current understanding of the claims, we have agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants in connection with their respective RMII Lawsuits. We are currently controlling the defense of such claims and have taken actions to defend the RMII Lawsuits, as more fully described elsewhere in this Form 10-Q and in our prior filings with the SEC. We believe that RMII’s claims are without merit and intend to vigorously defend against those claims. We do not believe that the results of the RMII Lawsuits will have a material adverse effect on our financial condition or results of operations.

Other Legal Matters

In addition to the foregoing, we are subject to various claims and legal proceedings arising in the ordinary course of our business. We accrue for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450 Contingencies. While any legal proceeding has an element of uncertainty, we believe that the disposition of such matters, in the aggregate, will not have a material effect on our financial condition or results of operations.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.

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

May 8, 2015	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)