Form 10-Q
period 2015-06-30
MITEK SYSTEMS INC
filed 2015-08-10
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 30,989,451 shares of the registrant’s common stock outstanding as of July 31, 2015.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2015

INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at June 30, 2015 (Unaudited) and September 30, 2014	1

	Consolidated Statements of Operations and Other Comprehensive Income (Loss ) (Unaudited) for the Three and Nine Months Ended June 30, 2015 and June 30, 2014	2

	Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2015 and June 30, 2014	3

	Notes to Consolidated Financial Statements (Unaudited)	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Mine Safety Disclosures	27

Item 5.	Other Information	27

Item 6.	Exhibits	28

Signatures		29

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015 (Unaudited)	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$2,730,826	$7,766,590
Short-term investments	21,222,669	16,269,170
Accounts receivable, net	3,807,947	2,955,350
Other current assets	832,341	704,409
Total current assets	28,593,783	27,695,519
Long-term investments	763,005	2,072,018
Property and equipment, net	1,065,633	1,293,270
Intangible assets, net	3,546,343	-
Goodwill	2,882,959	-
Other non-current assets	92,049	42,049
Total assets	$36,943,772	$31,102,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,341,468	$1,792,267
Accrued payroll and related taxes	1,460,841	1,434,913
Deferred revenue, current portion	3,674,946	2,826,670
Other current liabilities	295,375	157,649
Total current liabilities	7,772,630	6,211,499
Deferred revenue, non-current portion	255,750	311,225
Other non-current liabilities	751,955	638,099
Total liabilities	8,780,335	7,160,823
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 30,855,511 and 30,521,080 issued and outstanding, respectively	30,856	30,521
Additional paid-in capital	62,603,445	59,946,288
Accumulated other comprehensive gain (loss)	(14,689)	(7,810)
Accumulated deficit	(34,456,175)	(36,026,966)
Total stockholders’ equity	28,163,437	23,942,033
Total liabilities and stockholders’ equity	$36,943,772	$31,102,856

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue
Software	$4,675,096	$3,176,686	$12,414,627	$9,468,663
Services	1,764,899	1,483,038	5,087,017	4,137,723
Total revenue	6,439,995	4,659,724	17,501,644	13,606,386
Operating costs and expenses
Cost of revenue-software	265,511	293,877	704,667	787,544
Cost of revenue-services	325,819	313,709	941,718	839,953
Selling and marketing	1,645,770	1,810,084	4,512,479	5,607,559
Research and development	1,353,285	1,589,521	3,896,255	4,745,723
General and administrative	1,804,025	2,302,973	5,700,453	6,968,419
Acquisition-related costs and expenses	736,172	-	816,291	-
Total operating costs and expenses	6,130,582	6,310,164	16,571,863	18,949,198
Operating income (loss)	309,413	(1,650,440)	929,781	(5,342,812)
Other income (expense), net
Interest and other expense	(342)	(1,545)	(2,511)	(4,821)
Interest and other income	30,101	19,479	68,629	55,940
Total other income (expense), net	29,759	17,934	66,118	51,119
Income (loss) before income taxes	339,172	(1,632,506)	995,899	(5,291,693)
Income tax benefit (provision)	577,789	(95)	574,892	(2,226)
Net income (loss)	$916,961	$(1,632,601)	$1,570,791	$(5,293,919)
Net income (loss) per share – basic	$0.03	$(0.05)	$0.05	$(0.17)
Net income (loss) per share – diluted	$0.03	$(0.05)	$0.05	$(0.17)
Shares used in calculating net income (loss) per share – basic	30,764,694	30,481,168	30,704,250	30,451,058
Shares used in calculating net income (loss) per share – diluted	31,645,696	30,481,168	31,389,569	30,451,058
Other comprehensive income (loss):
Net income (loss)	916,961	(1,632,601)	1,570,791	(5,293,919)
Foreign currency translation adjustment	(608)	-	(608)	-
Unrealized gain (loss) on investments	(416)	(4,948)	(6,271)	897
Other comprehensive income (loss)	915,937	(1,637,549)	1,563,912	(5,293,022)

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$1,570,791	$(5,293,919)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	2,545,324	2,667,969
Amortization of intangible assets	23,657	-
Depreciation and amortization	322,147	355,320
Accretion and amortization on debt securities	314,425	300,724
Provision (recoveries) for bad debt	8,500	(3,200)
Changes in assets and liabilities:
Accounts receivable	(432,899)	(1,021,778)
Other assets	(444,422)	(169,498)
Accounts payable	351,897	(281,531)
Accrued payroll and related taxes	(118,740)	131,238
Deferred revenue	670,729	1,116,999
Deferred taxes	(634,930)	-
Other liabilities	13,922	(110,206)
Net cash provided by (used in) operating activities	4,190,401	(2,307,882)
Investing activities:
Purchases of investments	(21,804,733)	(20,691,725)
Sales and maturities of investments	17,956,088	8,933,624
Acquisition, net of cash acquired	(5,433,235)	-
Purchases of property and equipment	(52,318)	(132,199)
Net cash used in investing activities	(9,334,198)	(11,890,300)
Financing activities:
Proceeds from exercise of stock options	124,626	58,834
Principal payments on capital lease obligations	(15,612)	(13,982)
Net cash provided by financing activities	109,014	44,852
Foreign currency effect on cash and cash equivalents	(981)	-
Net decrease in cash and cash equivalents	(5,035,764)	(14,153,330)
Cash and cash equivalents at beginning of period	7,766,590	23,294,456
Cash and cash equivalents at end of period	$2,730,826	$9,141,126
Supplemental disclosures of cash flow information:
Cash paid for interest	$3,144	$4,773
Cash paid for income taxes	$2,897	$2,226
Supplemental disclosures of non-cash investing and financing activities:
Settlement of note receivable as consideration for business acquisition	$250,000	$-
Unrealized holding (loss) gain on available-for-sale investments	$(6,271)	$897
Cashless settlement of restricted stock units	$-	$15
Cashless exercise of stock options	$-	$3

The accompanying notes form an integral part of these consolidated financial statements

MITEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

.

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) is engaged in the development, sale and service of its proprietary software solutions related to mobile capture and identity authentication.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. The Company’s products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of June 30, 2015, the Company has been granted 21 patents and has an additional 21 patent applications pending.

The Company’s products enable deposits, confirm identity and accelerate payments for mobile transactions. Each product utilizes the Company’s proprietary MiSnap™ technology which improves user experience and reduces errors by automatically activating the camera shutter when held over a document.

Deposit

The Company’s Mobile Deposit® and Commercial Mobile Deposit Capture™ products are software that allow consumers and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of June 30, 2015, the Company and its channel partners have signed 4,105 agreements with financial institutions to deploy Mobile Deposit® and 3,587 of these financial institutions have deployed Mobile Deposit® to their consumers, including all of the top ten, and nearly all of the top 50 U.S. retail banks, as ranked by SNL Financial for the first quarter of calendar year 2015. Commercial Mobile Deposit Capture™ utilizes the same technology as Mobile Deposit®, but has additional capabilities, such as invoice capture, specifically designed to meet the needs of business users.

Identity

The Company’s identity offerings are designed to optimize the mobile channel for customer acquisition safely and securely. Photo Fill™ allows a consumer to take a photo of his or her driver’s license or other identity document to pre-fill mobile application forms on a mobile device. Photo Verify™ instantly finds and decodes an encrypted security feature hidden on a driver’s license. The Company added additional global document verification technologies as a result of the acquisition of IDchecker NL B.V. (“IDC NL”) and ID Checker, Inc. (“IDC, Inc.” and together with IDC NL, “IDchecker”).

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

Developer Program

The Mitek Developers program extends use of the Company’s mobile capture SDK and Mobile Imaging Platform™ to developers interested in creating new mobile applications that use camera-equipped smartphones and tablets to capture data from documents.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of June 30, 2015 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The results of IDchecker’s operations from June 17, 2015 through June 30, 2015 are included in the Company’s consolidated financial statements. The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 5, 2014 (the “Form 10-K”).

Results for the three and nine months ended June 30, 2015 are not necessarily indicative of results for any other interim period or for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company has foreign subsidiaries that operate and sell its products and services in various countries and jurisdictions around the world.  As a result, the Company is exposed to foreign currency exchange risks.  For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net losses resulting from foreign exchange translation of $608 for the three months and nine months ended June 30, 2015.  There were no foreign exchange translation gains or losses recorded in fiscal 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss for such periods and do not have a material impact on the presentation of the overall financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual future results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets and income taxes.

Goodwill and Intangible Assets

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets.

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

For the three and nine months ended June 30, 2015 and 2014, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Stock options	2,288,077	2,616,121	2,316,232	2,616,121
Restricted stock units	330,684	1,212,292	408,869	1,212,292
Warrants	-	6,667	-	6,667
Total potentially dilutive common shares outstanding	2,618,761	3,835,080	2,725,101	3,835,080

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$916,961	$(1,632,601)	$1,570,791	$(5,293,919)
Weighted-average common shares outstanding:
Basic	30,764,694	30,481,168	30,704,250	30,451,058
Diluted	31,645,696	30,481,168	31,389,569	30,451,058
Net income (loss) per share:
Basic	0.03	(0.05)	0.05	(0.17)
Diluted	0.03	(0.05)	0.05	(0.17)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and vendor specific objective evidence (“VSOE”) of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. Revenue derived from professional services primarily includes consulting, implementation, and training. Revenue from fixed fee service engagements is recognized after the services are performed using the completed performance method. Revenue from time and materials service engagements is generally recognized as the services are performed.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $14,600 and $6,100 as of June 30, 2015 and September 30, 2014, respectively.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2015 and 2014, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies, and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of June 30, 2015 or 2014.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the balance sheet at June 30, 2015 is an accumulated other comprehensive loss of $14,689, compared to an accumulated other comprehensive loss of $7,810 at September 30, 2014, related to the Company’s available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”) which amends the guidance in former ASC 605, Revenue Recognition.  This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019.   The Company is currently evaluating the impact of the provisions of ASC 606.

2. BUSINESS COMBINATION

On June 17, 2015, the Company completed the acquisition (the “Acquisition”) of IDC NL, a company incorporated under the laws of the Netherlands, and IDC, Inc., a California corporation and wholly owned subsidiary of IDC NL, pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. IDchecker is a provider of cloud-based identification document verification services. As a result of the Acquisition, IDC NL and IDC, Inc. each became wholly owned subsidiaries of the Company and the transaction has been accounted for as an acquisition of a business.

Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the Acquisition, the Company paid a purchase price of $5,855,000, which consists of (i) a cash payment to the Sellers of $5,600,000, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $255,000 on a promissory note issued by the Company to Parent. In addition, approximately $2,745,000 in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers, and subject to the achievement of certain revenue and net income targets by IDchecker for the nine-month period ending on September 30, 2015, and the twelve-month period ending on September 30, 2016 (each, an “Earnout Period”), the Company will issue to the Sellers up to an aggregate of $2,000,000 in shares of Common Stock (the “Earnout Shares”).  If the revenue or net income achieved by IDchecker during an Earnout Period is less than the applicable target but equal to or greater than 80% of such target, the Sellers will receive a prorated amount of Earnout Shares. Vesting of both the Closing Shares and Earnout Shares (if any) is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with ASC 718 Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to these consolidated financial statements.

Upon the closing of the Acquisition, the Company deposited $1,820,000 of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. To the extent any Earnout Shares are issued to the Sellers, 20% of such Earnout Shares will be placed in the escrow fund. The escrow fund will be maintained for up to 24 months following the last issuance of Earnout Shares or until such earlier time as the escrow fund is exhausted.

The purchase price is subject to a post-closing adjustment in net working capital as provided in the Stock Purchase Agreement.

The results of IDchecker’s operations from June 17, 2015 through June 30, 2015 are included in the Company’s consolidated financial statements. For the period from June 17, 2015 to June 30, 2015, IDchecker contributed revenue and earnings of $120,765 and $35,093, respectively.   The Company  recorded $736,172 and $816,291 of transaction-related costs and expenses in operating expenses in the consolidated statements of operations for the three and nine months ended June 30, 2015, respectively.

The following unaudited pro forma financial information is presented as if the Acquisition had taken place at the beginning of each of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations. The following unaudited pro forma information includes adjustments for stock based compensation expense related to the Closing Shares and Earnout Shares and amortization expense for identified intangibles. Acquisition-related costs and expenses of $736,172 and $816,291 have been excluded from the unaudited pro forma financial information for the three and nine months ended June 30, 2015. Acquisition-related costs and expenses consist primarily of legal expenses and fees paid to outside consultants in connection with the Acquisition.

The following table shows the Company’s unaudited pro forma financial information for the three and nine month periods ended June 30, 2015 and June 30, 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	$7,052,954	$5,359,969	$19,367,883	$15,320,520
Net income (loss)	1,017,398	(2,381,279)	433,371	(8,057,729)
Income (loss) per common share
Basic	$0.03	$0.08	$0.01	$(0.26)
Diluted	$0.03	$0.08	$0.01	$(0.26)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date the Acquisition was completed. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus the provisional measurements of net assets are subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the  Acquisition as of June 17, 2015:

June 17, 2015
Current assets	$604,019
Property, plant and equipment	42,173
Intangible assets	3,570,000
Assets acquired	$4,216,192
Current liabilities	$(475,752)
Other liabilities	(804,106)
Liabilities assumed	$(1,279,858)
Fair value of net assets acquired	$2,936,334
Total consideration paid	5,819,293
Goodwill	$2,882,959

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets, see Note 4.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2,882,959 was recorded.  The goodwill recognized is due to expected synergies and other factors.

3. INVESTMENTS

The following table summarizes investments by type of security as of June 30, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$21,236,636	$1,095	$(15,062)	$21,222,669
Corporate debt securities, long-term	763,119	—	(114)	763,005
Total	$21,999,755	$1,095	$(15,176)	$21,985,674

The following table summarizes investments by type of security as of September 30, 2014:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$16,273,996	$1,472	$(6,298)	$16,269,170
Corporate debt securities, long-term	2,075,002	—	(2,984)	2,072,018
Total	$18,348,998	$1,472	$(9,282)	$18,341,188

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2015 and September 30, 2014, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2015 and 2014.

Fair Value Measurements and Disclosures

FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last, unobservable:

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	June 30, 2015	September 30, 2014
Short-term investments:
Corporate debt securities
Financial	$10,232,435	$9,334,140
Industrial	6,328,166	3,980,772
Utility	2,512,835	756,215
Commercial paper
Financial	1,399,911	—
Industrial	749,322	2,198,043
Total short-term investments	$21,222,669	$16,269,170
Long-term investments:
Corporate debt securities
Financial	$763,005	$1,564,505
Utility	—	507,513
Total long-term investments	$763,005	$2,072,018

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has goodwill balances of $2,882,959 and $0 at June 30, 2015 and September 30, 2014, respectively associated with the acquisition of IDchecker which occurred during 2015. For information regarding the acquisition of IDchecker, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets are summarized as follows:

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370,000	$12,509	$2,357,491
Customer relationships	6 years	970,000	9,657	960,343
Tradenames	5 years	230,000	1,491	228,509
Total intangible assets		$3,570,000	$23,657	$3,546,343

Amortization expense related to acquired intangible assets was $23,657 for each of the three and nine months ended June 30, 2015. There was no amortization expense related to intangibles assets during fiscal 2014.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated Future Amortization Expense
2015 (remaining three months)	$148,772
2016	602,667
2017	602,667
2018	602,667
2019	602,667
Thereafter	986,903
$3,546,343

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Cost of goods sold	$613	$-	$613	$-
Sales and marketing	176,148	221,323	543,228	657,014
Research and development	130,098	201,690	427,068	579,517
General and administrative	502,493	499,835	1,523,624	1,431,438
Stock-based compensation expense included in operating expenses	$809,352	$922,848	$2,494,533	$2,667,969

No stock options were granted to employees during the nine months ended June 30, 2014. The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2015 were based on the following assumptions:

Nine Months Ended June 30, 2015
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

As of June 30, 2015, the Company had $5,813,640 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of Common Stock reserved for issuance thereunder from 2,000,000 shares to 4,000,000 shares plus that number of shares of  Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of June 30, 2015, (i) stock options to purchase 2,386,352 shares of  Common Stock and 462,341 RSUs were outstanding under the 2012 Plan, and 1,167,867 shares of  Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,391,641 shares of  Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of  Common Stock  for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. As of June 30, 2015, (i) 384,998 RSUs were outstanding under the Director Plan and (ii) 510,171 shares of  Common Stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2014	2,334,326	$4.11	5.46
Granted	1,917,500	$2.91
Exercised	(110,769)	$3.78
Cancelled	(363,064)	$3.88
Outstanding, June 30, 2015	3,777,993	$3.61	7.16

The Company recognized $525,475 and $1,568,317 in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2015, respectively. The Company recognized $542,929 and $1,662,245 in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2014, respectively. As of June 30, 2015, the Company had $3,717,040 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.8 years. As of June 30, 2014, the Company had $3,265,815 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.0 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2015 and 2014 was $286,323 and $468,489, respectively. The per-share weighted average fair value of options granted during the nine months ended June 30, 2015 was $2.91. No stock options were granted to employees during the nine months ended June 30, 2014. As of June 30, 2015, there were 3,777,993 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 7.2 years, $3.61 and $4,198,091, respectively. As of June 30, 2014, there were 2,616,121 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 6.3 years, $4.19 and $2,331,604, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2015:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(233,166)	$2.94
Cancelled	(124,796)	$3.87
Outstanding, June 30, 2015	847,341	$4.42

The cost of RSUs is determined using the fair value of  Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $284,113 and $926,453 in stock-based compensation expense related to outstanding RSUs in the three and nine months ended June 30, 2015, respectively. The Company recognized $379,919 and $1,005,724 in stock-based compensation expense related to outstanding RSUs in the three and nine months ended June 30, 2014, respectively. As of June 30, 2015, the Company had $2,096,599 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years. As of June 30, 2014, the Company had $3,945,911 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.1 years.

Closing Shares

In conncection with the Acquisition, the Company issued to the Sellers 712,790 shares of  Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of  27 months from the date of issuance.  The cost of the Closing Shares is determined using the fair value of  Common Stock on the award date, and the stock based compensation is recognized ratably over the vesting period. The Company recognized $44,043 in stock based compensation expense related to the Closing Shares for the three and nine months period ended June 30, 2015.  As of June 30, 2015, the Company had $2,700,198 of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining service period.

Earnout Shares

In addition to the cash payments made to the Sellers and the issuance of Closing Shares, in each case at the closing of the Acquisition, and subject to the achievement of certain revenue and net income targets for IDchecker for the nine-month period ending on September 30, 2015, and the twelve-month period ending on September 30, 2016, the Company will issue to the Sellers up to an aggregate of $2,000,000 in shares of Common Stock (referred to elsewhere herein as the “Earnout Shares”) as follows (i) for the nine month period ending September 30, 2015, a maximum of $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met; and (ii) for the twelve month period ending September 30, 2016, a maximum of  $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met.

Within 75 days after the last date of the respective earnout period (the “Earnout Determination Date”), the Company shall deliver to the Sellers a written statement of the calculation of the revenue and net income  for the applicable earnout period.   The number of shares issuable upon achievement of the revenue targets and net income targets, as applicable, will be calculated based on the volume weighted average closing price of the Common Stock over the 10 trading-day period ending on and including the applicable Earnout Determination Date. Earnout Shares issued, if any, shall vest and be eligible for resale such that 12.5% of the Earnout Shares shall vest and be released for resale on the six-month anniversary of the Earnout Determination Date applicable to such Earnout Shares and thereafter, the remaining 87.5% of the applicable Earnout Shares shall vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDC NL and occurs over a period of 27 months from the applicable Earnout Determination Date.

As of the closing date of the Acquisition, the Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $12,459 in stock based compensation expense related to the Earnout Shares for the three and nine month periods ended June 30, 2015.

6. INCOME TAXES

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

The Company recognized a deferred tax benefit of $567,535 for the quarter ended June 30, 2015. Included in the benefit is a discrete tax benefit of $634,930 which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Company’s acquisition of ID Checker. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of June 30, 2015 or June 30, 2014, and has not recognized interest and/or penalties in the consolidated statements of operations for the three and nine months ended June 30, 2015 or June 30, 2014.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of the Company’s customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against the Company in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by the Company’s mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A. (together with Chase, the “Bank Defendants”), each of whom offers the Company’s mobile imaging technology as part of its mobile banking applications. On July 8, 2015, RMII amended  the Subsequent Lawsuits to name as additional defendants Fiserv, Inc. and NCR Corporation (the “Distributor Defendants”) each of whom Mitek alleges distribute the Company’s mobile imaging technology to the Bank Defendants. The trial has been scheduled for April 3, 2017.

The Company filed successful motions to dismiss RMII’s willful infringement claims against the Company in the Initial Lawsuit and against the Company and the Bank Defendants in the Subsequent Lawsuits. On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015. On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent and Trademark Office has instituted the Company’s petitions for Inter Partes Review of all four asserted patents.

Based on the Company’s current understanding of the claims, the Company has agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with their respective RMII Lawsuits. The Company is currently controlling the defense of such claims and has taken actions to defend the RMII Lawsuits, as more fully described above. The Company believes that RMII’s claims are without merit and intends to vigorously defend against those claims. The Company does not believe that the results of the RMII Lawsuits will have a material adverse effect on its financial condition or results of operations.

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

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2015, the unamortized balance of the lease incentives was $419,619, of which $104,905 has been included in other current liabilities and $314,714 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended June 30, 2015, the Company derived revenue of $3,584,253 from three customers, with such customers accounting for 24%, 20% and 12%, respectively, of the Company’s total revenue.  For the three months ended June 30, 2014, the Company derived revenue of $2,140,009 from three customers, with such customers accounting for 19%, 16% & 11%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2015, the Company derived revenue of $6,638,085 from two customers, with such customers accounting for 27% and 11%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2014, the Company derived revenue of $3,999,442 from one customer, with such customer accounting for 29% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2,024,277 and $1,413,670  at June 30, 2015 and 2014, respectively.

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

International sales accounted for approximately 3% and 1% of the Company’s total revenue for each of the three and nine months ended June 30, 2015. International sales accounted for approximately 1% and 5% of the Company’s total revenue for the three and nine months ended June 30, 2014, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2015 and 2014, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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

Overview

Mitek Systems, Inc. is engaged in the development, sale and service of its proprietary software solutions related to mobile capture and identity authentication. On June 17, 2015, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares of IDchecker NL B.V. and ID Checker, Inc. (together, “IDchecker”). IDchecker is a provider of cloud-based identification document verification services.

We apply our patented technology in image capture, correction and intelligent data extraction in the mobile financial and business applications markets. Our technology allows users to remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard. Our products use advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions through users’ financial institutions. As of June 30, 2015, we have been granted 21 patents and have an additional 21 patent applications pending.

Our products enable deposits, confirm identity and accelerate payments for mobile transactions. Each product utilizes our proprietary MiSnap™ technology which improves user experience and reduces errors by automatically activating the camera shutter when held over a document.

Deposit

Our Mobile Deposit® and Commercial Mobile Deposit Capture™ products allow consumers and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of June 30, 2015, the Company and our channel partners, have signed 4,105 agreements with financial institutions to deploy Mobile Deposit® and 3,587 of these financial institutions have deployed Mobile Deposit® to their customers, including all of the top ten, and  nearly all of the top 50, U.S. retail banks, as ranked by SNL Financial for the first quarter of calendar year 2015. Commercial Mobile Deposit Capture™ utilizes the same technology as Mobile Deposit®, but has additional capabilities, such as invoice capture, specifically designed to meet the needs of business users.

Identity

Our identity offerings are designed to optimize the mobile channel for customer acquisition safely and securely. Photo Fill™  allows a consumer to take a photo of his or her driver’s license or other identity document to pre-fill mobile application forms on a mobile device. Photo Verify™ instantly finds and decodes an encrypted security feature hidden on a driver’s license. We added additional document verification technologies as a result of the acquisition of IDchecker.

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

Developer Program

Our Mitek Developer program extends use of our mobile capture SDK and Mobile Imaging Platform to developers interested in creating new mobile applications that use camera-equipped smartphones and tablets to capture data from documents.

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

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of June 30, 2015, we executed agreements indirectly through channel partners or directly with customers covering 4,105 Mobile Deposit® customers, 3,587 of whom have completed implementation and launched Mobile Deposit® to their customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	June 30, 2015	June 30, 2014	Change $	Change %
Revenue
Software	$4,675	$3,177	$1,498	47%
Services	1,765	1,483	282	19%
Total revenue	$6,440	$4,660	$1,780	38%
Cost of revenue	$591	$608	$(17)	-3%
% of revenue	9%	13%
Selling and marketing	$1,646	$1,811	$(165)	-9%
% of revenue	26%	39%
Research and development	$1,353	$1,590	$(237)	-15%
% of revenue	21%	34%
General and administrative	$1,804	$2,303	$(499)	-22%
% of revenue	28%	49%
Acquisition-related costs and expenses	$736	$-	$736	0%
% of revenue	11%	0%
Income tax benefit (provision)	$578	$-	$578	0%
% of revenue	9%	0%
Other income (expense), net	$30	$18	$12	67%
% of revenue	0%	0%

Revenue

Total revenue increased $1,780,271, or 38%, to $6,439,995 in the three months ended June 30, 2015 compared to $4,659,724 in the three months ended June 30, 2014. The increase was primarily due to an increase in sales of software licenses of $1,498,410, or 47%, to $4,675,096 in the three months ended June 30, 2015 compared to $3,176,686 in the three months ended June 30, 2014. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit® product in the three months ended June 30, 2015 compared to the three months ended June 30, 2014. Services revenue increased $281,861, or 19%, to $1,764,899 in the three months ended June 30, 2015 compared to $1,483,038 in the three months ended June 30, 2014, primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue decreased $16,256, or 3%, to $591,330 in the three months ended June 30, 2015 compared to $607,586 in the three months ended June 30, 2014. As a percentage of revenue, cost of revenue decreased to 9% in the three months ended June 30, 2015 compared to 13% in the three months ended June 30, 2014. The decreases in cost of revenue are primarily due to a relatively lower mix of sales of products containing third-party software on which we pay royalties.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable time for professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $164,314, or 9%, to $1,645,770 in the three months ended June 30, 2015 compared to $1,810,084 in the three months ended June 30, 2014. The decrease is primarily due to lower personnel-related costs, including commission expense related to our focus on channel sales during late fiscal 2014. As a percentage of revenue, selling and marketing expenses decreased to 26% in the three months ended June 30, 2015 compared to 39% in the three months ended June 30, 2014,  primarily due to lower personnel-related costs and higher revenues

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. These costs are incurred to develop new software products and to maintain and enhance existing products.

Research and development expenses decreased $236,236, or 15%, to $1,353,285 in the three months ended June 30, 2015 compared to $1,589,521 in the three months ended June 30, 2014. The decrease is primarily due to lower personnel-related costs, including stock-based compensation expense related to focusing our development efforts during late fiscal 2014. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended June 30, 2015 compared to 34% in the three months ended June 30, 2014, primarily due to lower personnel-related costs and higher revenues.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses decreased $498,948, or 22%, to $1,804,025 in the three months ended June 30, 2015 compared to $2,302,973 in the three months ended June 30, 2014. The decrease is primarily due to lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 28% in the three months ended June 30, 2015 compared to 49% in the three months ended June 30, 2014, primarily due to lower litigation expenses and higher revenues.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses consist primarily of legal expenses and fees paid to outside consultants in connection with the Acquisition. Acquisition-related costs and expenses increased $736,172 during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the Acquisition.  As a percentage of revenue, acquisition-related costs and expenses increased to 11% in the three months ended June 30, 2015 compared to 0% in the three months ended June 30, 2014.

Income tax benefit (provision)

Income tax benefit for the three months ended June 30, 2015 and 2014 was $577,789 and $95, respectively. Included in the benefit is a discrete tax benefit of $634,930 which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Other Income (Expense), Net

Other income (expense), net increased $11,825, or 66%, to $29,759 for the three months ended June 30, 2015 compared to $17,934 for the three months ended June 30, 2014, primarily due to an increase in returns on our investment portfolio.

Comparison of the Nine Months Ended June 30, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2015 and 2014 (in thousands, except percentages):

	June 30, 2015	June 30, 2014	Change $	Change %
Revenue
Software	$12,415	$9,468	$2,947	31%
Services	5,087	4,138	949	23%
Total revenue	$17,502	$13,606	$3,896	29%
Cost of revenue	$1,646	$1,627	$19	1%
% of revenue	9%	12%
Selling and marketing	$4,512	$5,608	$(1,096)	-20%
% of revenue	26%	41%
Research and development	$3,896	$4,746	$(850)	-18%
% of revenue	22%	35%
General and administrative	$5,700	$6,968	$(1,268)	-18%
% of revenue	33%	51%
Acquisition-related costs and expenses	$816	$-	$816	0%
% of revenue	5%	0%
Income tax benefit (provision)	$575	$(2)	$577	-28850%
% of revenue	3%	0%
Other income (expense), net	$66	$51	$15	29%
% of revenue	0%	0%

Revenue

Total revenue increased $3,895,258, or 29%, to $17,501,644 in the nine months ended June 30, 2015 compared to $13,606,386 in the nine months ended June 30, 2014. The increase was primarily due to an increase in sales of software licenses of $2,945,964, or 31%, to $12,414,627 in the nine months ended June 30, 2015 compared to $9,468,663 in the nine months ended June 30, 2014. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit® product in the nine months ended June 30, 2015 compared to the nine months ended June 30, 2014. Services revenue increased $949,294, or 23%, to $5,087,017 in the nine months ended June 31, 2015 compared to $4,137,723 in the nine months ended June 30, 2014, primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts, as well as an increase in professional services engagements.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products and personnel costs related to software support and billable professional services engagements. Cost of revenue increased $18,888 to $1,646,385 in the nine months ended June 30, 2015 compared to $1,627,497 in the nine months ended June 30, 2014. As a percentage of revenue, cost of revenue decreased to 9% in the nine months ended June 30, 2015 compared to 12% in the nine months ended June 30, 2014, primarily due to a relatively lower mix of sales of products containing third-party software on which we pay royalties.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable time for professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $1,095,080, or 20%, to $4,512,479 in the nine months ended June 30, 2015 compared to $5,607,559 in the nine months ended June 30, 2014. The decrease is primarily due to lower personnel-related costs, including commission expense related to our focus on channel sales during late fiscal 2014. As a percentage of revenue, selling and marketing expenses decreased to 26% in the nine months ended June 30, 2015 compared to 41% in the nine months ended June 30, 2014, primarily due to lower personnel-related costs and higher revenues.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. These costs are incurred to develop new software products and to maintain and enhance existing products.

Research and development expenses decreased $849,468 or 18%, to $3,896,255 in the nine months ended June 30, 2015 compared to $4,745,723 in the nine months ended June 30, 2014. The decrease is primarily due to lower personnel-related costs, including stock-based compensation expense related to focusing our development efforts during late fiscal 2014. As a percentage of revenue, research and development expenses decreased to 22% in the nine months ended June 30, 2015 compared to 35% in the nine months ended June 30, 2014, primarily due to lower personnel-related costs.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses decreased $1,267,966, or 18%, to $5,700,453 in the nine months ended June 30, 2015 compared to $6,968,419 in the nine months ended June 30, 2014. The decrease is primarily due to lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 33% in the nine months ended June 30, 2015 compared to 51% in the nine months ended June 30, 2014, primarily due to lower litigation expenses.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses consist primarily of legal expenses and fees paid to outside consultants in connection with the Acquisition. Acquisition-related costs and expenses increased $816,291 during the nine months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the Acquisition. As a percentage of revenue, acquisition-related expenses increased to 5% in the nine months ended June 30, 2015 compared to 0% in the nine months ended June 30, 2014.

Income tax benefit (provision)

Income tax benefit for the three months ended June 30, 2015 and 2014 was $574,892 and $(2,226), respectively. Included in the benefit is a discrete tax benefit of $634,930 which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Other Income (Expense), Net

Other income (expense), net increased $14,999, or 29%, to $66,118 for the nine months ended June 30, 2015 compared to $51,119 for the nine months ended June 30, 2014, primarily due to an increase in returns on our investment portfolio.

Liquidity and Capital Resources

On June 30, 2015, we had $24,716,500 in cash and cash equivalents and investments compared to $26,107,778 on September 30, 2014, a decrease of $1,391,278, or 5%. The decrease in cash and cash equivalents and investments was primarily due to the Acquisition in June 2015.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2015 was $4,190,401. Cash provided by operating activities increased due to an increase in deferred revenue of $670, 729 and accounts payable of $351,897, all associated with the growth of our business. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion on and amortization of debt securities totaling $2,545,324, $322.147, and $314,425, respectively.

Net cash used in operating activities during the nine months ended June 30, 2014 was $2,307,882 and resulted primarily from hiring additional personnel and making other investments associated with the growth of our business. In addition to the net loss, cash used in operating activities included a decrease in working capital  of $334,776, primarily due to increases in accounts receivable and deferred revenue.  The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion on and amortization of debt securities totaling $2,667,969, $355,320, and $300,724, respectively.

Net Cash (Used In) Provided by Investing Activities

Net cash used in investing activities was $9,334,198 during the nine months ended June 30, 2015, which consisted of $21,804,733 related to the purchase of investments, $5,433,235 related to the Acquisition and $52,319 related to the purchase of property and equipment, offset by cash provided by the sales and maturities of investments of $17,956,088.

Net cash used in investing activities was $11,890,300 during the nine months ended June 30, 2014, which consisted of $20,691,725 related to the purchase of investments and $132,199 related to the purchase of property and equipment, partially offset by cash provided by the sales and maturities of investments of $8,933,624.

Net Cash Provided by (Used In) Financing Activities

Net cash provided by financing activities was $109,014 during the nine months ended June 30, 2015, which included net proceeds of $124,626 from the exercise of stock options and settlement of restricted stock units, offset by principal payments on capital lease obligations of $15,612.

Net cash provided by financing activities was $44,852 during the nine months ended June 30, 2014, which included net proceeds of $58,834 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $13,982.

Other Liquidity Matters

On June 30, 2015, we had investments of $21,985,674, designated as available-for-sale marketable securities, which consisted of corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At June 30, 2015, we had $21,222,669 of our available-for-sale securities classified as current and $763,005 were classified as long-term. At September 30, 2014, we had $16,269,170 of our available-for-sale securities classified as current and $2,072,018 were classified as long-term.

We had working capital of $20,821,153 at June 30, 2015 compared to $21,484,020 at September 30, 2014.

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

We consider many factors when applying GAAP to revenue recognition. These factors include, but are not limited to, whether:

•	Persuasive evidence of an arrangement exists;
•	Delivery of the product or performance of the service has occurred;
•	Fees are fixed or determinable;
•	Collection of the contractual fee is probable; and
•	Vendor specific objective evidence of the fair value of undelivered elements or other appropriate method of revenue allocation exists.

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

Fair Value of Equity Instruments

The valuation of certain items, including  warrants and compensation expense related to stock options granted, involves significant estimates based on underlying assumptions made by management. The valuation of warrants and stock options is based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions.

Goodwill and Intangible Assets

The Company evaluates and tests the recoverability of its goodwill for impairment at least annually during the fourth quarter or more often if and when circumstances indicate that goodwill may not be recoverable.

Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable.  Recoverability of these assets is measured by comparing the carrying value of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of these assets.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel, related overhead incurred to develop new products and upgrade and enhance our current products, and fees paid to outside consultants. Capitalization of costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2015 and 2014, no software development costs were capitalized because the time period and cost incurred between technological feasibility and availability for general release for all software product releases were not material or were not realizable.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2015, our marketable securities had remaining maturities between approximately one and 13 months and a fair market value of $21,985,674, representing approximately 60% of our total assets.

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

Foreign Currency Risk

With the Acquisition of IDchecker, we now have operations in the Netherlands and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management’s Report on Internal Control over Financial Reporting

As described throughout this Form 10-Q, on June 17, 2015, the Company acquired IDchecker. While our financial statements for the quarter ended June 30, 2015 include the results of IDchecker from the June 17, 2015 (the date on which the Acquisition was completed) through June 30, 2015, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of IDchecker’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of June 30, 2015 does not extend to IDchecker’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. IDchecker represented approximately 2%, or $626,000 of our total assets at June 30, 2015 and approximately 2%, or $121,000 of total revenue for the three months ended June 30, 2015.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 5 to our financial statements included in this Form 10-Q, Part II— Item 1— “Legal Proceedings” in our Quarterly Report on Form 10-Q filed with the SEC on February 6, 2014, Item 1— “Legal Proceedings” in our Quarterly Report on Form 10-Q filed with the SEC on May 8, 2015, and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of June 30, 2015, there have been no material developments in our historical legal proceedings since September 30, 2014.

Rothschild Mobile Imaging Innovations, Inc.

As previously disclosed in the Form 10-K, on May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2015, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement dated May 26, 2015, by and among Mitek Systems, Inc., IDchecker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.

		*

*	Filed herewith.
**

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 2015	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)