Form 10-K
period 2015-09-30
MITEK SYSTEMS INC
filed 2015-12-07
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-35231

MITEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State of Incorporation)	(I.R.S. Employer Identification No.)
8911 Balboa Ave. San Diego, California	92123
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (858) 309-1700

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $87,524,482. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 31,856,784 shares of the registrant’s common stock outstanding as of November 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2015

In this Annual Report on Form 10-K (“Form 10-K”), unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A.—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition. Specifically, forward- looking statements may include statements relating to our future business prospects, revenue, income and financial condition.

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

i

PART I

ITEM 1.	BUSINESS.

Overview

Mitek Systems, Inc. develops, markets and sells proprietary mobile capture and identity verification software solutions for enterprise customers.

Our mobile capture and identify verification technologies are embedded into the mobile applications of leading brands across the globe to improve usability while minimizing risk. They serve the needs of any regulated business that has Know Your Customer (“KYC”) obligations.

By licensing our proprietary technology, enterprise customers improve customer acquisition and other key objectives including securing high risk transactions, verification for age sensitive and age-restricted commerce, and meeting KYC and other compliance regulations.

Our technology uses advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions. As of September 30, 2015, we have been granted 22 patents and have an additional 21 patent applications pending.

In June of 2015 (as more fully described below) Mitek acquired IDchecker, a global provider of cloud based identity document verification. The acquisition expands Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from almost every nation. The acquisition also adds an international customer base in the payments, financial services and information services verticals.

The smartphone market is undergoing significant growth. More than 90% of millennials own a smartphone and its most utilized feature is the camera, according to industry analyst ComScore. A 2015 survey conducted by Zogby Analytics (“Millennials – The Next Mobile Disruptors”) revealed three key findings: millennials are embracing adoption of a mobile self-service channel; they expect to use their mobile device’s camera to deliver an easy mobile commerce experience; and the mobile camera is key for businesses looking to engage with this  demographic. Mitek is leveraging the mobile camera through our Mitek Mobile Identity Suite to create a superior user experience across all versions of the Apple iPhone and Android devices.

The core of our user experience is Mitek MiSnap™, is a touch-free automated capture technology, which is incorporated universally across our product line. It provides a simple and superior user experience, making transactions on mobile devices fast and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.

Our Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer (“P2P”) and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify customers include international money transfer, payments and global information services providers.

Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. Organizations use Mobile Fill to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill include national and regional banks, credits unions, telecom operators and insurance providers.

The second generation of our Mobile Fill product, Mobile Fill for Mobile Web™, enables potential new customers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of September 30, 2015, 4,495 financial institutions have signed agreements to deploy Mobile Deposit. These include all of the top ten U.S. retail banks, and nearly all of the top 50 U.S. retail banks (as ranked by SNL Financial).

We market and sell our Mitek Mobile Identity Suite line of mobile capture and identity verification software products directly to enterprise customers or through channel partners. Our mobile capture software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

On June 17, 2015, the Company completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”), dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc became wholly owned subsidiaries of the Company. IDchecker’s operating results are included in our consolidated financial statements and results of operations beginning June 17, 2015.

Mitek Systems, Inc. is headquartered in San Diego, California and was incorporated in the state of Delaware on May 29, 1986.

Product and Technology Overview

Mitek Systems, Inc. is a mobile technology provider that makes doing business on a mobile device easier and safer for consumers and organizations.

Our Mitek Mobile Identity Suite of solutions is provided as a software platform. During the fiscal year ended September 30, 2015, we had one operating segment: the development, sale and service of our proprietary software solutions related to mobile capture.

Our technology processes images of documents in many ways. These include quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. Our solutions can be deployed on any back office, industrial or desktop scanner, or on camera-equipped smartphones or tablets, to optimize and extract data from any scanned or photographed identity document, check, bill or other financial document. Our capabilities include mobile document capture, image recognition, repair and optimization, dynamic data extraction and several document-specific capabilities, such as courtesy amount recognition, legal amount recognition, passport machine readable zones, and reading of barcodes. In addition, we provide facial recognition capabilities.

Mitek’s mobile capture solutions are able to read and extract data from images of financial and identification documents, essentially turning camera-equipped smartphones and tablets into digital scanning devices.

Our proprietary, patented technology combines our patented core character recognition software with advanced mobile capture processing capabilities that transform a four-color photograph of a document into a digital image equivalent in size and resolution to a scanned document. This process overcomes several critical issues inherent in mobile photography. Documents captured by camera-equipped smartphones and tablets are exposed to variable lighting conditions and various angles and focal distances. Raw photos of documents taken by a camera-equipped smartphone or tablet may be of an unknown size and resolution. They are often geometrically distorted, skewed or warped. As a result, the “raw” mobile document image is virtually unusable without Mitek’s solution. Our technology uses advanced algorithms designed to identify and correct geometric and optical distortions, automatically correcting each mobile document image.

Mobile Capture Solutions

Our products allow users to verify their identity, remotely deposit checks, pay bills, transfer credit card balances, open accounts and get insurance quotes by taking pictures of documents with their camera-equipped smartphones and tablets instead of using the device keyboard.

The majority of our revenue in the fiscal years ended September 30, 2015, 2014 and 2013 was generated by our Mobile Deposit ® product, which we sell through channel partners in the financial services industry who resell our solutions primarily to financial institutions. Our other mobile capture solutions, which include Mobile Fill and Mobile Verify, are primarily sold directly to enterprise customers in the financial services, m-commerce, telecom and healthcare markets.

Identity

Mobile Verify™

Mobile Verify provides insights and assurances to companies around the world. It can take many forms based upon document type, geography, and customer use case.

For example, it enables banks and other businesses to improve Know Your Customer (KYC) processes that use mobile imaging for ID document authentication. Mobile Verify instantly finds and decodes an encrypted security feature hidden on a U.S. driver's license that is imperceptible to the human eye. When Mobile Verify detects this security feature, the license authentication process is greatly enhanced. With significantly reduced false positives, the authenticity of the ID can be verified on a mobile device, benefitting both businesses and customers by eliminating the need for physical interaction when making transactions.  If customers are asked to leave the mobile channel to verify their identity at a physical location, abandonment rates can be high.

Mobile Verify combines Mitek’s MiSnap auto capture experience with our computer vision to perform algorithmic-based tests that verify the authenticity of several types of passports, international driver's licenses and identity cards from nearly every nation. Photo Verify Strong™ also integrates our Photo Fill technology to incorporate the benefits of data prefill into the ID document verification experience.

By ensuring that a driver license is authentic and issued by the state, Mobile Verify helps prevent the use of forged, tampered or fake licenses. It enables banks, insurance companies and other organizations to more safely and securely acquire new customers and complete high value transactions in the mobile channel. This capability is especially important for organizations that must achieve regulatory compliance, including but not limited to with KYC and Anti Money Laundering (“AML”) regulations.

Mobile Verify has many use cases. These include mitigating risk for transactions such as mobile account opening, loan origination, high value money transfers, card-not-present payments, merchant onboarding, verification for age restricted mobile commerce and creating a trusted identity in the shared economy. Mobile Verify Advanced™ can also help banks safely raise Mobile Deposit limits by instantly verifying the identity of someone making a deposit on a mobile device.

Mobile Verify is available on premise or in the cloud.

Mobile Fill™

Mobile Fill, which includes our touch free auto capture experience (“MiSnap”), is Mitek’s mobile identity capture solution. Mobile Fill enables the mobile customer to use their camera as a keyboard for fast and accurate data pre-fill of any form requiring personal data. Simply by snapping a picture of their driver license, mobile customers can conveniently open a new account. Our technology extracts data from the driver’s license to automatically populate the fields of the application form, thereby eliminating the inconvenience and errors associated with manual data entry on a mobile device. Mobile Fill™ can be used to open a new bank account, get an insurance quote, apply for a credit card, originate a loan, or enroll in other products and services. This process can be extended to capture the image of a check or credit/debit card to allow for immediate funding or payments. It can also capture data from other documents to facilitate and improve various workflows.

Mobile Deposit®

Mobile Deposit® (for retail banking)

The foundation of the Mitek Mobile Identity Suite is Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet.

As of September 30, 2015, 4,495 financial institutions have signed agreements to deploy Mobile Deposit. These include all of the top ten U.S. retail banks, and nearly all of the top 50 U.S. retail banks (as ranked by SNL Financial).

According to industry analyst Celent, more than 60 million consumers are using our Mobile Deposit solution. Mitek’s Mobile Deposit product was the first to utilize our patented mobile capture analytics and character recognition software to allow financial institutions to accept check deposits via images of checks taken with camera-equipped smartphones and tablets. Mobile Deposit allows users to make deposits by photographing the front and back of a check and submitting the image electronically to their bank using their smartphone or tablet. We began selling Mobile Deposit in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010. Of Mitek’s 22 patents, 9 are dedicated to methods and systems used to deposit a check via a mobile device camera.

Commercial Mobile Deposit Capture™ (for business banking)

Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit, but is specific to small and medium size businesses. It adds capabilities including mobile multi-check capture and invoice capture to help business reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Of the 19 billion checks deposited in the U.S. per the 2013 Federal Reserve Payments Study, almost three out of four were deposited by businesses. Just like the retail side of banks, the commercial and treasury divisions recognize substantially lower transaction cost associated with processing checks through the mobile channel, and are thus highly motivated to drive more mobile deposit transactions as an alternative to branch or ATM transactions. In addition, many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.

Mitek Developers Program

The Mitek Developer program extends use of our mobile capture software development kit (“SDK”) and Mobile Imaging Platform™ to developers interested in creating new mobile applications that use camera-equipped smartphones and tablets to capture data from documents in markets outside financial services.  Developers in the program have incorporated Mitek’s technology into apps for real estate, benefits management, elections technology and innovative uses in additional fields.

Maintenance and Support

We provide ongoing software support services to assist our customers with the use and maintenance of our software. We have a customer service department that handles installation and maintenance requirements. The majority of the inquiries we receive are handled by telephone and electronic mail. We maintain our customers’ software largely through releases that provide them with technology enhancements and updated features. Substantially all of our customers purchase post-contract support from us. These services are a significant source of recurring revenue and are typically contracted on an annual basis.

Customers with maintenance agreements receive software updates from us on an ‘if-and-when-available’ basis only. Technical support is provided primarily by telephone and also by on-site technical visits, if necessary.

Maintenance and support service fees are deferred and recognized over the contract period on a straight-line basis. Costs incurred by us to provide maintenance and support services are charged to cost of revenue as incurred.

Intellectual Property

Our success depends in large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through patents, copyrights, trademarks, trade secrets, employee and third party nondisclosure agreements and other measures. If we are unable to protect our intellectual property, or we infringe on the intellectual property rights of a third party, our operating results could be adversely affected.

As of September 30, 2015, the U.S. Patent and Trademark Office (the “PTO”) has issued us 22 patents and we have filed for 21 additional domestic and international patents. We have 22 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Sales and Marketing

We market our products and services through channel partners as well as through our internal, direct sales organization. We have an internal marketing group that develops corporate and product marketing strategies and executes marketing plans with the support of external resources as needed. We employ a technically oriented sales force that works with management to identify the needs of existing and prospective customers. Our indirect sales strategy concentrates on original equipment manufacturers (“OEMs”), systems integrators, distributors, and software solution companies that build, integrate and sell mobile solutions. Our direct sales strategy concentrates on large financial services organizations and other large corporations that want to deliver innovative mobile services to their customers. The sales process is supported by a broad range of marketing programs, including trade shows, public relations and digital advertising.

For the fiscal year ended September 30, 2015, we derived revenue of $6,270,927, or 25% of our total revenue, from one customer, compared to revenue of $5,688,973, or 30% of our total revenue, from one customer in the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2013, we derived revenue of $3,607,417 from one customer, or 24%, of our total revenue.

International revenues accounted for 5%, 4% and 3% of our total revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Revenues from our products are primarily denominated in U.S. dollars.

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

To sustain our growth in 2016 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Factors adversely affecting the pricing of or demand for our mobile applications, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The implementation cycles for our software and services by our channel partners and customers can be lengthy, often a minimum of three to six months and sometimes longer for larger customers, and require significant investments. For example, as of September 30, 2015, we executed agreements indirectly through channel partners or directly with customers covering 4,495 Mobile Deposit® customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

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

We have a growing number of competitors in the mobile imaging industry, many of which have greater financial, technical, marketing and other resources. However, we believe our patented imaging and analytics technology, our growing portfolio of products for the financial services industry and our market leadership gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate and convenient. To help us remain competitive, we intend to further strengthen our portfolio of products through research and development as well as partnering with other technology providers.

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

Our research and development expenses for the years ended September 30, 2015, 2014 and 2013 were $5,576,806, $6,019,573 and $6,793,412 respectively. We expect research and development expenses during fiscal year 2016 to increase as compared with those incurred in fiscal year 2015 as we continue our new product research and development efforts.

Employees and Labor Relations

As of September 30, 2015, we had 85 employees, 77 of which are full time. Our total employee base consists of 27  sales and marketing and professional services employees, 46 research and development and support employees, and 12 employees in executive, finance, network administration and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance and marketing during fiscal year 2015. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 8911 Balboa Ave., San Diego, CA 92123 and our telephone number is (858) 309-1700. We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

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

Our operations resulted in a net loss of $5,291,869 and $7,275,706 for the years ended September 30, 2014 and 2013, respectively. Although we generated net income for the year ended September 30, 2015, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2015, we had an accumulated deficit of $33,500,827. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

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

In fiscal years 2015, 2014 and 2013, sales of licenses to channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Entry into new lines of business, and our offering of new products and services, resulting from our recent acquisition of IDchecker may result in exposure to new risks.

IDchecker operates primarily in the areas of cloud based identity document verification and facial recognition solutions.  We have not previously conducted business in facial recognition solutions. New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.

We face risks related to the storage of our customers’ and their end users’ confidential and proprietary information.

Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

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

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of November 30, 2015, we had 602,691 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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

We expect to incur substantial expenses related to the integration of IDchecker.

We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies and systems of IDchecker.  There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits and regulatory compliance. In addition, acquisitions of foreign entities, such as IDchecker, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.

We may be unable to successfully integrate our business with the business of IDchecker and realize the anticipated benefits of the acquisition.

Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with that of IDchecker. In particular, the acquisition of IDchecker involves the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•

complexities associated with managing our business and the business of IDchecker following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	integrating the workforces of the companies while maintaining focus on providing consistent, high quality customer service; and
•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate the companies that may exceed anticipated costs.

Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees and other constituencies or our ability to achieve the anticipated benefits of the acquisition or otherwise adversely affect our business and financial results.

Our actual financial and operating results following the acquisition of IDchecker could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.

The combined company resulting from the recent acquisition of IDchecker may not perform as we or the market expects.  Expectations regarding IDchecker’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the business of IDchecker and assumptions relating to the near-term prospects for our industry generally and the market for the products of IDchecker in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:

•	projections of future revenues;
•	anticipated financial performance of products and products currently in development;
•

our expected capital structure after the acquisition, including after the distribution of any earnout-shares that may (under certain circumstances) become payable to the former shareholders of IDchecker;

•	our ability to maintain, develop and deepen relationships with the customers of IDchecker; and
•	other financial and strategic risks of the acquisition.

We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of IDchecker.  Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of IDchecker to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of IDchecker, specifically. Any failure to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.

Due to the expansion of our operations into non-U.S. markets following our recent acquisition of IDchecker, we are now subject to certain risks that could adversely affect our business, results of operations or financial condition.

IDchecker generates revenue in markets outside of the U.S. The risks inherent in global operations include:

•

lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws, and privacy laws, which may vary widely across the countries in which we sell our products;

•	increased expense to comply with U.S. laws that apply to foreign corporations, including the Foreign Corrupt Practices Act;
•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;
•	fluctuations in currency exchange rates, currency exchange controls, price controls and limitations on repatriation of earnings;

•	local economic conditions;
•	increased expense related to localization of products and development of foreign language marketing and sales materials;
•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;
•	increased financial accounting and reporting burdens and complexities;
•	restrictive employment regulations;
•	difficulties and increased expense in implementing corporate policies and controls;
•	international intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;
•

compliance with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and

•	limitations on our ability to enforce legal rights and remedies.

If we are unable to successfully manage these and other risks associated with managing and expanding our international business, the risks could have a material adverse effect on our business, results of operations or financial condition. Further, operating in international markets requires significant management attention and financial resources. Due to the additional uncertainties and risks of doing business in foreign jurisdictions, international acquisitions tend to entail risks and require additional oversight and management attention that are typically not attendant to acquisitions made within the U.S. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.

Our international operations following our recent acquisition of IDchecker may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents.  From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our recent acquisition of IDchecker may significantly increase our exposure to potential liability. IDchecker was not historically subject to the Foreign Corrupt Practices Act, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, IDchecker’s operations did not comply with such laws.

Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside of the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment.

Due to our recent acquisition of IDchecker, we are now subject to certain foreign tax regulations.  Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

Our business is generally conducted in U.S. dollars. However, the costs of operating in the Netherlands and other European markets will be subject to the effects of exchange fluctuations of the Euro against the U.S. dollar. When the U.S. dollar weakens against the Euro, our operating costs denominated in such currency will increase.  Fluctuations in the value of the Euro against the U.S. dollar will create greater uncertainty in our revenues and can adversely affect our operating results.

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

As of November 30, 2015: (i) the Chairman of our board of directors beneficially owned approximately 3% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 11% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We have registered and expect to continue to register shares reserved under our equity plans under a registration statement on Form S-8. All shares issued pursuant to a registration statement on Form S-8 can be freely sold in the public market upon issuance, subject to restrictions on our affiliates under Rule 144 of the Securities Act. If a large number of these shares are sold in the public market, the sales could adversely impact the trading price of our stock.

Future sales of our common stock could cause the market price of our common stock to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Although we currently do not have an effective universal shelf registration statement on file with the SEC, we have in the past and may in the future file such registration statements providing for the potential issuance of shares of our common stock and other securities.  Sales of substantial amounts of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2015, the closing price of our common stock ranged from $1.91 to $7.36. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

Our principal executive offices, as well as our research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for our offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. Under the terms of the lease, we issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. IDchecker offices are located in Haarlem, The Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year.

We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS.

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against us in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”), each of whom we allege distributes our mobile imaging technology to the Bank Defendants. The trial has been scheduled for April 3, 2017.

On November 10, 2014, we filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against us, which motion was granted on August 3, 2015. On November 19, 2014, we filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent and Trademark Office instituted our petitions for Inter Partes Review (“IPR”) of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 30, 2015 was $5.25.

The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2015
Fourth Quarter	$3.98	$3.15
Third Quarter	3.99	3.03
Second Quarter	3.85	2.75
First Quarter	3.96	1.91
FISCAL YEAR ENDED SEPTEMBER 30, 2014
Fourth Quarter	$3.55	$2.19
Third Quarter	3.94	3.07
Second Quarter	7.03	3.69
First Quarter	6.99	5.05

Holders

As of November 30, 2015, there were 322 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

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

The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2010 through September 30, 2015 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $1.78 per share on September 30, 2010, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2010	2011	2012	2013	2014	2015
MITK	$100.00	$519.66	$181.46	$289.89	$135.39	$179.21
NASDAQ Composite	$100.00	$101.97	$131.56	$159.23	$189.70	$195.06
NASDAQ-100 Technology Sector Index	$100.00	$96.42	$114.58	$144.11	$182.52	$175.77

ITEM 6.	SELECTED FINANCIAL DATA.

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

Selected Financial Data

(In Thousands, Except Per Share Data)

	Year Ended September 30,
	2015	2014	2013	2012	2011
Income Statement Data
Revenue	$25,367	$19,150	$14,803	$9,093	$10,266
Operating income (loss)	$1,892	$(5,408)	$(7,300)	$(7,881)	$256
Net income (loss)	$2,526	$(5,292)	$(7,276)	$(7,840)	$(125)
Net income (loss) per share—basic	$0.08	$(0.17)	$(0.26)	$(0.31)	$(0.01)
Net income (loss) per share—diluted	$0.08	$(0.17)	$(0.26)	$(0.31)	$(0.01)
Balance Sheet Data
Working capital	$24,005	$21,484	$25,363	$11,001	$17,344
Total assets	$38,746	$31,103	$32,853	$16,723	$19,852
Stockholders’ equity	$30,433	$23,942	$25,729	$13,557	$18,055

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Mitek Systems, Inc. develops, markets and sells proprietary mobile capture and identity verification software solutions for enterprise customers.

Our mobile capture and identify verification technologies are embedded into the mobile applications of leading brands across the globe to improve usability while minimizing risk. They serve the needs of any regulated business that has obligations to know their customers.

By licensing our proprietary technology, enterprise customers improve customer acquisition and other key objectives including securing high risk transactions, verification for age sensitive and age-restricted commerce, and meeting KYC and other compliance regulations

 Our technology uses advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions. As of September 30, 2015, we have been granted 22 patents and have an additional 21 patent applications pending.

In June of 2015, Mitek acquired IDchecker, a global provider of cloud based identity document verification. The acquisition expands Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from almost every nation. The acquisition also adds an international customer base in the payments, financial services and information services verticals.

The smartphone market is undergoing significant growth. More than 90% of millennials own a smartphone and its most utilized feature is the camera, according to industry analyst ComScore. A 2015 survey conducted by Zogby Analytics (“Millennials – The Next Mobile Disruptors”) revealed three key findings: millennials are embracing adoption of a mobile self-service channel; they expect to use their mobile device’s camera to deliver an easy mobile commerce experience; and the mobile camera is key for businesses looking to engage with this  demographic. Mitek is leveraging the mobile camera through our Mitek Mobile Identity Suite to create a superior user experience across all versions of the Apple iPhone and Android devices.

The core of our user experience is Mitek MiSnap™, is a touch-free automated capture technology, which is incorporated universally across our product line. It provides a simple and superior user experience, making transactions on mobile devices fast and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.

Our Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on P2P and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify customers include international money transfer, payments and global information services providers.

Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. Organizations use Mobile Fill to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill include national and regional banks, credits unions, wireless telecom operators and insurance providers

 The second generation of our Mobile Fill product, Mobile Fill for Mobile Web™, enables potential new customers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of September 30, 2015, 4,495 financial institutions have signed agreements to deploy Mobile Deposit. These include all of the top ten U.S. retail banks, and nearly all of the top 50 U.S. retail banks (as ranked by SNL Financial).

We market and sell our Mitek Mobile Identity Suite line of mobile capture and identity verification software products directly to enterprise customers or through channel partners. Our mobile capture software solutions are often embedded in other mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

Results of Operations

Comparison of the Years Ended September 30, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2015 compared to the year ended September 30, 2014 (in thousands, except percentages):

	2015	2014	Change $	Change %
Revenue
Software	$17,869	$13,312	$4,557	34%
Services	7,498	5,838	1,660	28%
Total revenue	$25,367	$19,150	$6,217	32%
Cost of revenue	$2,471	$2,148	$323	15%
% of revenue	10%	11%
Selling and marketing	$6,458	$6,836	$(378)	(6)%
% of revenue	25%	36%
Research and development	$5,577	$6,020	$(443)	(7)%
% of revenue	22%	31%
General and administrative	$7,602	$9,554	$(1,952)	(20)%
% of revenue	30%	50%
Acquisition-related costs and expenses	$1,368	$-	$1,368	0%
% of revenue	5%	0%
Income tax provision (benefit)	$(543)	$2	$(545)	(27250)%
% of revenue	(2)%	0%
Other income (expense), net	$91	$118	$(27)	(23)%
% of revenue	0%	1%

Revenue

Total revenue increased $6,217,151, or 32%, to $25,367,496 in 2015 compared to $19,150,345 in 2014. The increase was primarily due to an increase in sales of software licenses of $4,557,070, or 34%, to $17,869,599 in 2015 compared to $13,312,529 in 2014. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of software licenses purchased by partners and customers and the timing of license renewals in 2015 compared to 2014. Services revenue increased $1,660,081, or 28%, to $7,497,897 in 2015 compared to $5,837,816 in 2014 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts as well as additional revenue from the IDchecker acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $323,273, or 15%, to $2,471,198 in 2015 compared to $2,147,925 in 2014. The increase in cost of revenue is primarily due to the increase in maintenance revenue and revenue related to the IDchecker acquisition. As a percentage of revenue, cost of revenue decreased to 10% in 2015 compared to 11% in 2014.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable costs of professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $378,438, or 6%, to $6,457,854 in 2015 compared to $6,836,292 in 2014. As a percentage of revenue, selling and marketing expenses decreased to 25% in 2015 compared to 36% in 2014. The decrease in selling and marketing expenses is primarily due to decreased personnel-related costs, including stock-based and other incentive compensation expense, totaling $748,985; offset by increased outside services and product promotion expense of $331,566. The decrease in selling and marketing expenses as a percentage of revenues is primarily attributable to improved operating efficiencies resulting from our revenue growth.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science.

Research and development expenses decreased $442,767, or 7%, to $5,576,806 in 2015 compared to $6,019,573 in 2014. The decrease is primarily due to decreased personnel-related costs, included stock-based compensation expense of $511,775, and additional outside contract services expense of $57,038. As a percentage of revenue, research and development expenses decreased to 22% in 2015, compared to 31% in 2014, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting, and other administrative fees. General and administrative expenses decreased $1,952,524, or 20%, to $7,601,857 in 2015 compared to $9,554,381 in 2014. The decrease is primarily due to a decrease in legal fees of $1,831,035 related to intellectual property litigation. As a percentage of revenue, general and administrative expenses decreased to 30% in 2015 compared to 50% in 2014, primarily due to the increase in revenue.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses in 2015 of $1,368,100 or 5% of revenue, consist primarily of legal expenses and fees paid to outside consultants in connection with the Acquisition.

Income tax benefit (provision)

Income tax benefit (provision) increased $545,246 to $543,020 in 2015 compared to ($2,226) in 2014.  Included in the benefit is a discrete tax benefit of $634,930 which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition.  The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Interest and other income, net was $94,737 in 2015 compared to $124,628 in 2014, a decrease of $29,891 or 24%. Interest and other expense, net was $3,299 in 2015 compared to $6,445 in 2014, a decrease of $3,146 or 49%.

Results of Operations

Comparison of the Years Ended September 30, 2014 and 2013

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

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Interest and other income, net was $124,628 in 2014 compared to $31,770 in 2013, an increase of $92,858, or 292%. Interest and other expense, net was $6,445 in 2014 compared to $6,862 in 2013, a decrease of $417, or 6%.

Liquidity and Capital Resources

On September 30, 2015, we had $26,673,966 in cash and cash equivalents and short-term investments compared to $26,107,778 on September 30, 2014, an increase of $566,188, or 2%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities, offset by cash used in the acquisition of IDchecker in June 2015. During June 2013, we sold 2,857,142 shares of our common stock at a price of $5.25 per share in the Offering and received $13,877,447 in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1,122,549. Under the terms of the underwriting agreement for the Offering, we granted the underwriter a 30-day option to purchase an additional 428,571 shares of our common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of our common stock pursuant to such option occurred during July 2013, resulting in $2,127,350 in additional net proceeds to us.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during fiscal 2015 was $6,105,308 and resulted primarily from net income of $2,526,139 and non-cash charges of $4,800,734, partially offset by changes in operating assets and liabilities of $1,221,565. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets, depreciation, and accretion and amortization on debt securities totaling $3,367,486, $392,982, $172,429, $433,296, and $425,941, respectively.

During fiscal 2014, net cash used in operating activities was $2,468,671 and resulted primarily from net loss of $5,291,869 and non-cash charges of $4,310,945, partially offset by changes in operating assets and liabilities of $1,487,747. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $3,444,480, $470,697, and $401,319, respectively.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $11,344,342 during fiscal 2015, which consisted of cash paid for the IDchecker acquisition of $5,422,953, purchases of investments of $27,254,351, and $73,126 related to the purchase and sale of property and equipment, partially offset by $21,406,088 related to the sale and maturity of investments.

During fiscal 2014, net cash used in investing activities was $13,110,631, which consisted of $11,666,624 related to the sale and maturity of investments, partially offset by purchases of investments of $24,642,603, and $134,652 related to the purchase and sale of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $225,543 during fiscal 2015, which included net proceeds of $246,644 from the exercise of stock options partially offset by principal payments on capital lease obligations of $21,101.

During fiscal 2014, net cash provided by financing activities was $51,436, which included net proceeds of $70,328 from the exercise of stock options partially offset by principal payments on capital lease obligations of $18,892.

Other Liquidity Matters

On September 30, 2015, we had investments of $23,921,328, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At September 30, 2015, all of our available-for-sale securities were classified as current. At September 30, 2014, we had $16,269,170 of our available-for-sale securities classified as current and $2,072,018 classified as long term.

We had working capital of $24,004,692 at September 30, 2015, compared to $21,484,020 at September 30, 2014.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2015 (in thousands):

Contractual obligations by period as of September 30, 2015	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$608,407	$1,202,988	$506,746	$—	$2,318,141
Capital lease obligations	26,342	—	—	—	26,342
Purchase obligations	125,000	—	—	—	125,000
Total	$759,749	$1,202,988	$506,746	$—	$2,469,483

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

Goodwill and Purchased Intangible Assets

Our goodwill resulted from the Acquisition. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2015, we completed our annual goodwill impairment test as of September 30, 2015 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of September 30, 2015 to our market capitalization.

Because we determine the fair value of our reporting unit based on our market capitalization, our future reviews of goodwill for impairment may be impacted by changes in the price of our common stock. For example, a significant decline in the price of our common stock may cause the fair value of our goodwill to fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of goodwill for impairment a material impairment charge will not be recorded.

Business Combinations

Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired and liabilities assumed and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.

Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows subscription and support contracts, professional services contracts, other customer contracts and acquired developed technologies and patents;
•

the acquired company’s trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our offerings;

•	uncertain tax positions and tax related valuation allowances assumed; and
•	discount rates

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2015 and 2014 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

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

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit.We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Marketable securities as of September 30, 2015 had remaining maturities between approximately one and eight months. Our short-term marketable securities had a fair market value of $23,921,328 at September 30, 2015, representing approximately 62% of our total assets.

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

Foreign Currency Risk

With the Acquisition of IDchecker, we now have operations in the Netherlands and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity and in the statement of comprehensive income (loss).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Management’s Report on Internal Control over Financial Reporting

As described throughout this Form 10-K, on June 17, 2015, the Company acquired IDchecker. While our financial statements for the fiscal year ended September 30, 2015 include the results of IDchecker from June 17, 2015 (the date on which the Acquisition was completed) through September 30, 2015, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of IDchecker’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2015 does not extend to IDchecker’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. IDchecker represented approximately 2%, or $602,475 of our total assets at September 30, 2015 and approximately 3%, or $752,027 of total revenue for the fiscal year ended September 30, 2015.Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2015.

Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2016 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2015.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(4)

10.2	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.3	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.4	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.5	Mitek Systems, Inc. 2010 Stock Option Plan.	(8)

10.6	Mitek Systems, Inc. 2012 Incentive Plan, as amended.	(9)

10.7	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(10)

10.8	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.9	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(3)

10.10	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(3)

10.11	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(12)

10.12	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.13	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.14	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.15	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	(11)

10.16	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	(11)

10.17	Form of Executive Severance and Change of Control Plan.	(12)

10.18	Form of Indemnification Agreement.	(1)

10.19	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2014	(14)

Exhibit No.	Description	Incorporated by Reference from Document
10.20	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2015	(2)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2016	(15)

10.22	Lease, dated September 13, 2005, by and between Arden Realty Finance V, L.L.C. and Mitek Systems, Inc., as amended.	(16)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Loss, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.

		*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on February 26, 2014.
(10)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 4, 2015	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
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

/s/ James B. DeBello James B. DeBello	President and Chief Executive Officer and Director (Principal Executive Officer)	December 4, 2015

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 4, 2015

/s/ John M. Thornton John M. Thornton	Chairman of the Board of Directors and Director	December 4, 2015

/s/ Bill Aulet Bill Aulet	Director	December 4, 2015

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 4, 2015

/s/ James C. Hale James C. Hale	Director	December 4, 2015

/s/ Bruce E. Hansen Bruce E. Hansen	Director	December 4, 2015

/s/ Alex W. Hart Alex W. Hart	Director	December 4, 2015

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. as of September 30, 2015 and 2014, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2015. Mitek Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 4, 2015, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 4, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of IDchecker, which are included in the consolidated financial statements as of and for the year ended September 30, 2015 of Mitek Systems, Inc. and constituted $0.6 million and $0.5 million of total assets and total liabilities, respectively, as of September 30, 2015 and $0.7 million and a loss of $0.1 million of revenues and net income before income taxes, respectively, for the year then ended.

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related statements of operations and other comprehensive loss, stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated December 4, 2015 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 4, 2015

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,752,638	$7,766,590
Short-term investments	23,921,328	16,269,170
Accounts receivable, net	3,936,687	2,955,350
Other current assets	798,212	704,409
Total current assets	31,408,865	27,695,519
Long-term investments	-	2,072,018
Property and equipment, net	975,335	1,293,270
Intangible assets, net	3,397,571	-
Goodwill	2,872,677	-
Other non-current assets	92,049	42,049
Total assets	$38,746,497	$31,102,856
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,537,545	$1,792,267
Accrued payroll and related taxes	2,061,204	1,434,913
Deferred revenue, current portion	3,516,487	2,826,670
Other current liabilities	288,937	157,649
Total current liabilities	7,404,173	6,211,499
Deferred revenue, non-current portion	221,833	311,225
Other non-current liabilities	687,379	638,099
Total liabilities	8,313,385	7,160,823
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 31,721,114 and 30,521,080 issued and outstanding, respectively	31,721	30,521
Additional paid-in capital	63,905,459	59,946,288
Accumulated other comprehensive (loss) income	(3,241)	(7,810)
Accumulated deficit	(33,500,827)	(36,026,966)
Total stockholders’ equity	30,433,112	23,942,033
Total liabilities and stockholders’ equity	$38,746,497	$31,102,856

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	For the years ended September 30,
	2015	2014	2013
Revenue
Software	$17,869,599	$13,312,529	$10,716,505
Maintenance and professional services	7,497,897	5,837,816	4,086,680
Total revenue	25,367,496	19,150,345	14,803,185
Operating costs and expenses
Cost of revenue-software	991,807	1,001,455	744,842
Cost of revenue-maintenance and professional services	1,479,391	1,146,470	858,757
Selling and marketing	6,457,854	6,836,292	5,852,448
Research and development	5,576,806	6,019,573	6,793,412
General and administrative	7,601,857	9,554,381	7,853,264
Acquisition-related costs and expenses	1,368,100	-	-
Total costs and expenses	23,475,815	24,558,171	22,102,723
Operating income (loss)	1,891,681	(5,407,826)	(7,299,538)
Other income (expense), net
Interest and other expense	(3,299)	(6,445)	(6,862)
Interest and other income	94,737	124,628	31,770
Total other income (expense), net	91,438	118,183	24,908
Income (loss) before income taxes	1,983,119	(5,289,643)	(7,274,630)
Income tax provision (benefit)	(543,020)	2,226	1,076
Net income (loss)	$2,526,139	$(5,291,869)	$(7,275,706)
Net income (loss) per share—basic	$0.08	$(0.17)	$(0.26)
Net income (loss) per share—diluted	$0.08	$(0.17)	$(0.26)
Shares used in calculating net income (loss) per share—basic	30,790,258	30,466,063	27,492,670
Shares used in calculating net income (loss) per share—diluted	31,480,241	30,466,063	27,492,670
Other comprehensive income (loss):
Net income (loss)	$2,526,139	$(5,291,869)	$(7,275,706)
Foreign currency translation adjustment	(318)	-	-
Unrealized gain (loss) on investments	4,887	(9,648)	2,454
Other comprehensive income (loss)	$2,530,708	$(5,301,517)	$(7,273,252)

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2015, 2014 and 2013

	Common Stock Outstanding (Shares)	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2012	25,995,216	$25,995	$36,990,691	$(23,459,391)	$(616)	$13,556,679
Issuance of common stock, net of issuance costs of $1,245,196	3,285,713	3,286	16,001,511	—	—	16,004,797
Exercise of stock options	1,042,872	1,043	713,426	—	—	714,469
Settlement of restricted stock units	37,641	37	(65,850)	—	—	(65,813)
Stock-based compensation expense	—	—	2,791,862	—	—	2,791,862
Components of other comprehensive income:
Net loss	—	—	—	(7,275,706)	—	(7,275,706)
Change in unrealized gain (loss) on investments	—	—	—	—	2,454	2,454
Total other comprehensive loss						(7,273,252)
Balance, September 30, 2013	30,361,442	$30,361	$56,431,640	$(30,735,097)	$1,838	$25,728,742
Exercise of stock options	105,280	105	118,649	—	—	118,754
Settlement of restricted stock units	54,358	55	(48,481)	—	—	(48,426)
Stock-based compensation expense	—	—	3,444,480	—	—	3,444,480
Components of other comprehensive income:
Net loss	—	—	—	(5,291,869)	—	(5,291,869)
Change in unrealized gain (loss) on investments	—	—	—	—	(9,648)	(9,648)
Total other comprehensive loss						(5,301,517)
Balance, September 30, 2014	30,521,080	$30,521	$59,946,288	$(36,026,966)	$(7,810)	$23,942,033
Exercise of stock options	232,203	232	246,412	—	—	246,644
Settlement of restricted stock units	255,041	255	(255)	—	—	—
Acquisition-related closing shares	712,790	713	345,528	—	—	346,241
Stock-based compensation expense	—	—	3,367,486	—	—	3,367,486
Components of other comprehensive income:
Net income	—	—	—	2,526,139	—	2,526,139
Currency translation adjustment	—	—	—	—	(318)	(318)
Change in unrealized gain (loss) on investments	—	—	—	—	4,887	4,887
Total other comprehensive income						2,530,708
Balance, September 30, 2015	31,721,114	$31,721	$63,905,459	$(33,500,827)	$(3,241)	$30,433,112

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended September 30,
	2015	2014	2013
OPERATING ACTIVITIES
Net income (loss)	$2,526,139	$(5,291,869)	$(7,275,706)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	3,367,486	3,444,480	2,791,862
Amortization of closing and earnout shares	392,982	—	—
Amortization of intangible assets	172,429	—	—
Depreciation	433,296	470,697	323,383
Accretion and amortization on debt securities	425,941	401,319	182,162
Other	8,600	(5,551)	(6,870)
Changes in assets and liabilities:
Accounts receivable	(566,069)	(1,454,823)	(391,543)
Other assets	(533,591)	(88,007)	(213,653)
Accounts payable	(448,833)	(83,642)	1,163,959
Accrued payroll and related taxes	479,618	(20,574)	728,522
Deferred revenue	478,485	291,238	1,214,572
Deferred taxes	(647,392)	—	—
Other liabilities	16,217	(131,939)	868,251
Net cash provided by (used in) operating activities	6,105,308	(2,468,671)	(615,061)
INVESTING ACTIVITIES
Purchases of investments	(27,254,351)	(24,642,603)	(4,058,975)
Sales and maturities of investments	21,406,088	11,666,624	6,090,734
Acquisition, net of cash acquired	(5,422,953)	—	—
Purchases of property and equipment	(73,126)	(135,452)	(1,497,492)
Sale of property and equipment	—	800	36,621
Net cash (used in) provided by investing activities	(11,344,342)	(13,110,631)	570,888
FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of issuance costs of $0, $0 and $1,245,196, respectively	—	—	16,004,797
Proceeds from exercise of stock options, net	246,644	70,328	648,656
Principal payments on capital lease obligations	(21,101)	(18,892)	(16,914)
Net cash provided by financing activities	225,543	51,436	16,636,539
Foreign currency effect on cash and cash equivalents	(461)	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,013,952)	(15,527,866)	16,592,366
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,766,590	23,294,456	6,702,090
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,752,638	$7,766,590	$23,294,456
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$3,906	$6,115	$8,093
Cash paid for income taxes	$104,900	$2,226	$1,076
NON-CASH FINANCING AND INVESTING ACTIVITIES
Settlement of note receivable as consideration for business acquisition	$250,000	$—	$—
Unrealized holding gain (loss) on available for sale investments	$4,887	$(9,648)	$2,454
Cashless exercise of stock options	$—	$3	$125
Cashless settlement of restricted stock units	$—	$15	$32

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2015, 2014 AND 2013

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) develops, markets and sells proprietary mobile capture and identity verification software solutions for enterprise customers.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes, pay bills as well as verify their identityby taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard.  As of November 30, 2015, the Company’s has been granted 22 patents and it has an additional 21 patent applications pending.

The Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2015, 4,495 financial institutions have signed agreements to deploy Mobile Deposit® . These include all of the top ten, and nearly all of the top 50 U.S. retail banks (as ranked by SNL Financial). The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

The company markets and sells the Mitek Mobile Identity Suite of mobile capture and identity verification software products directly to enterprise customers or through channel partners. These software solutions are embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

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

Foreign Currency

The Company has foreign subsidiaries that operate and sell its products and services in various countries and jurisdictions around the world.  As a result, the Company is exposed to foreign currency exchange risks.  For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net losses resulting from foreign exchange translation of $318 for the fiscal year ended September 30, 2015. There were no foreign exchange translation gains or losses recorded in fiscal 2014.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications do not impact the reported net loss and do not have a material impact on the presentation of the overall financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, vendor specific objective evidence (“VSOE”) of fair value related to revenue recognition and income taxes.

Goodwill and Purchased Intangible Assets

Our goodwill resulted from our acquisition of ID Checker in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that our Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2015, we completed our annual goodwill impairment test as of September 30, 2015 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of September 30, 2015 to our market capitalization.

Because we determine the fair value of our reporting unit based on our market capitalization, our future reviews of goodwill for impairment may be impacted by changes in the price of our common stock. For example, a significant decline in the price of our common stock may cause the fair value of our goodwill to fall below its carrying value. Therefore, we cannot assure you that when we complete our future reviews of goodwill for impairment a material impairment charge will not be recorded.

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

At September 30, 2015, 2014 and 2013, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive:

	2015	2014	2013
Stock options	2,202,844	2,334,326	2,824,964
Warrants	-	6,667	6,667
Restricted stock units	350,184	1,101,303	692,504
Total potentially dilutive common shares outstanding	2,553,028	3,442,296	3,524,135

The computation of basic and diluted net income (loss) per share for the fiscal years ended September 30, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Net income (loss)	$2,526,139	$(5,291,869)	$(7,275,706)
Weighted-average common shares and share equivalents outstanding—basic	30,790,258	30,466,063	27,492,670
Dilutive potential common stock equivalents	689,983	—	—
Weighted-average common shares and share equivalents outstanding—diluted	31,480,241	30,466,063	27,492,670
Net income (loss) per share:
Basic	$0.08	$(0.17)	$(0.26)
Diluted	$0.08	$(0.17)	$(0.26)

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and VSOE of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Certain customers have agreements that provide for usage fees above fixed minimums.  Usage fees above fixed minimums are recognized as revenue when such amounts are reasonably estimable and billable. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

We provide hosting services that give customers access to software that resides on our servers. Our model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that have stand-alone value. Revenue is typically deferred until the date the customer commences use of our services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Other Comprehensive Income (Loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2015, 2014 and 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the years ended September 30, 2015 and 2014, respectively. The Company maintained an allowance for doubtful accounts of $12,900 and $6,100 as of September 30, 2015 and September 30, 2014, respectively.

Deferred Maintenance Fees

Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees, which are included in other current assets on the balance sheet, are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the Statements of Other Comprehensive Income (Loss) over the maintenance period, which is typically one year.

Property and Equipment

Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2015 and 2014:

	2015	2014
Property and equipment—at cost:
Equipment	$1,281,161	$1,177,364
Furniture and fixtures	229,201	227,189
Leasehold improvements	994,573	980,837
	2,504,935	2,385,390
Less: accumulated depreciation and amortization	(1,529,600)	(1,092,120)
Total property and equipment, net	$975,335	$1,293,270

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lease term. Depreciation and amortization of property and equipment totaled $433,296, $470,697 and $323,383 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively. Included in property and equipment as of September 30, 2015 and 2014 in the table above is equipment of $95,388 purchased under a capital lease. Depreciation expense related to the equipment purchased under the capital lease was $19,078 in the fiscal years ended September 30, 2015, 2014 and 2013, respectively, and accumulated depreciation was $74,722 and $55,644 at September 30, 2015 and 2014, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $127,143, $115,792 and $97,532 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2015, 2014 and 2013.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2015 and 2014, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

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

Loss Contingencies

The Company records its best estimates of a loss contingency when it is considered probable and the amount can be reasonably estimated. When a range of loss can be reasonably estimated with no best estimate in the range, the Company records the minimum estimated liability related to the claim. As additional information becomes available, the Company assesses the potential liability related to the Company’s pending loss contingency and revises its estimates. The Company discloses contingencies if there is at least a reasonable possibility that a material loss or a material additional loss may have been incurred. The Company’s legal costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 6 for additional details.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 6 for additional details.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $201,882, $99,670 and $123,905 during the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2015, management determined that the Company has only one operating segment: the development, sale and service of proprietary software solutions related to mobile imaging.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table summarizes the components of comprehensive loss for the fiscal years ended September 30, 2015, 2014 and 2013:

	2015	2014	2013
Net income (loss)	$2,526,139	$(5,291,869)	$(7,275,706)
Other comprehensive loss:
Foreign currency translation adjustment	(318)	-	-
Change in unrealized gains (losses) on marketable securities	4,887	(9,648)	2,454
Total comprehensive loss	$2,530,708	$(5,301,517)	$(7,273,252)

Included on the balance sheet at September 30, 2015 is an accumulated other comprehensive loss of $3,241, compared to an accumulated other comprehensive loss of $7,810 at September 30, 2014.

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

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments when the Terms of an Award Provide that a Performance Target Could Be Achieved After the Requisite Service Period, (“ASU 2014.12”). The ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-12 on our financial statements and disclosures.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20); Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from GAAP the concept of extraordinary items, stating that the concept causes uncertainty because (1) it is unclear when an item should be considered both unusual and infrequent and (2) users do not find the classification and presentation necessary to identify those events and transactions. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided the guidance is applied from the beginning of the fiscal year of adoption. We do not expect this standard to have an impact on its financial statements upon adoption.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. Specifically, the amendments (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities, (2) eliminate the presumption that a general partner should consolidate a limited partnership, (3) affect the consolidated analysis of reporting entities that are involved with VIEs, and (4) provide a scope exception for certain entities. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on our financial statements and disclosures.

2. BUSINESS COMBINATION

On June 17, 2015, the Company completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc became wholly owned subsidiaries of the Company. IDchecker is a provider of cloud-based identification document verification services.

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

The purchase price is subject to a post-closing adjustment in net working capital as provided in the Share Purchase Agreement.

The results of IDchecker’s operations from June 17, 2015 through September 30, 2015 are included in the Company’s consolidated financial statements.    The Company recorded  $1,368,100 of transaction-related costs and expenses in operating expenses in the consolidated statements of operations and other comprehensive income (loss) for the year ended September 30, 2015.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the date the Acquisition was completed. The Company is in the process of finalizing certain customary post-closing adjustments which could have an effect on the third-party valuations of certain tangible assets; thus, the provisional measurements of net assets are subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the  Acquisition as of June 17, 2015:

June 17, 2015
Current assets	$619,949
Property, plant and equipment	42,173
Intangible assets	3,570,000
Assets acquired	$4,232,122
Current liabilities	$(475,752)
Other liabilities	(809,754)
Liabilities assumed	$(1,285,506)
Fair value of net assets acquired	$2,946,616
Total consideration paid	5,819,293
Goodwill	$2,872,677

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets, see Note 4.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2,872,677 was recorded.  The goodwill recognized is due to expected synergies and other factors and it is not expected to be deductible for income tax purposes.

3. INVESTMENTS

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2015 and 2014, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2015, 2014 and 2013.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of September 30, 2015 and 2014:

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$23,924,252	$3,466	$(6,390)	$23,921,328
Corporate debt securities, long-term	—	—	—	—
Total	$23,924,252	$3,466	$(6,390)	$23,921,328

	September 30, 2014
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$16,273,996	$1,472	$(6,298)	$16,269,170
Corporate debt securities, long-term	2,075,002	—	(2,984)	2,072,018
Total	$18,348,998	$1,472	$(9,282)	$18,341,188

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

Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation. A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Because many fixed income securities do not trade on a daily basis or have market prices from multiple sources, the pricing applications may apply available information as applicable to determine the fair value as of the measurement date. This methodology applies to the Company’s Level 2 investments. Currently, the Company does not hold any Level 3 investments.

The Company recorded an acquisition-related liability for contingent consideration representing the amounts payable to former IDchecker shareholders, as outlined under the terms of the Share Purchase Agreement, subject to the achievement of certain revenue and net income targets by IDchecker for the nine-month period ended on September 30, 2015, and the twelve-month period ending on September 30, 2016. The fair value of this Level 3 liability is estimated using the Monte-Carlo simulation (using the Company’s stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). Subsequent changes in the fair value of the contingent consideration liability were recorded in the statement of operations and resulted from updates to assumed probability of achievement of the performance targets and adjustments to the inputs discussed previously.

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Assets:
Short-term investments:
Corporate debt securities
Financial	$10,308,482	$-
Industrial	9,665,243	-
Utility	$1,801,803	$-
Commercial paper
Industrial	1,447,655	-
Financial	698,145	-
Total assets at fair value	$23,921,328	$-
Liabilities:
Acquisition-related contingent consideration	-	46,743
Total liabilities at fair value	$-	$46,743

September 30, 2014:
Assets:
Short-term investments:
Corporate debt securities
Financial	$9,334,140	$-
Industrial	3,980,772	-
Utility	756,215	-
Commercial paper
Financial	2,198,043	-
Long-term investments:
Corporate debt securities
Financial	$1,564,505	$-
Utility	507,513	-
Total assets at fair value	$18,341,188	$-
Liabilities:
Acquisition-related contingent consideration	-	-
Total liabilities at fair value	$-	$-

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2015:

Balance at September 30, 2014	$-
Expenses recorded due to changes in fair value	46,743
Payments	-
Balance at September 30, 2015	$46,743

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has goodwill balances of $2,872,677 and $0 at September 30, 2015 and September 30, 2014, respectively associated with the acquisition of IDchecker which occurred during 2015. For information regarding the acquisition of IDchecker, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other.  The Company has concluded that no impairment of goodwill exists as of September 30, 2015.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets are summarized as follows:

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370,000	$113,014	$2,256,986
Customer relationships	6 years	970,000	46,254	923,746
Tradenames	5 years	230,000	13,161	216,839
Total intangible assets		$3,570,000	$172,429	$3,397,571

Amortization expense related to acquired intangible assets was $172,429 for fiscal year ended September 30, 2015. There was no amortization expense related to intangibles assets during fiscal 2014 or 2013.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated Future Amortization Expense
2016	$602,667
2017	602,667
2018	602,667
2019	602,667
2020	589,505
Thereafter	397,398
$3,397,571

5. STOCKHOLDERS’ EQUITY

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

Warrants

Historically, the Company has granted warrants to purchase its common stock to service providers and investors. As of September 30, 2014, there were warrants to purchase 6,667 shares of the Company’s common stock outstanding with an exercise price of $0.91 per share, subject to adjustment for stock splits, stock dividends and the like. These warrants expired in December 2014.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2015 of 12.0% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2015, 2014 and 2013.

No stock options were granted to employees during the fiscal year ended September 30, 2014. The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2015 and 2013 were based on the following assumptions:

	2015	2013
Risk-free interest rate	1.29% - 1.66%	0.18% - 1.20%
Expected life (years)	5.3	5.3
Expected volatility	90%	175%
Expected dividends	None	None

The following table summarizes stock-based compensation expense under ASC 718 for the fiscal years ended September 30, 2015, 2014 and 2013, which were allocated as follows:

	2015	2014	2013
Sales and marketing	$743,534	$823,876	$433,130
Research and development	592,297	675,033	617,377
General and administrative	2,031,655	1,945,571	1,741,355
Acquisition-related costs and expenses	392,982	-	-
Stock-based compensation expense related to employee stock options included in operating expenses	$3,760,468	$3,444,480	$2,791,862

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	1,785,034	$4.39	5.20	$1,548,344
Unvested	1,862,671	$3.04	9.01	743,541
Total	3,647,705	$3.70	7.15	$2,291,885

The Company recognized $2,156,797, $2,151,689 and $2,023,023 in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, the Company had $3,128,568 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.64 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2015, 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2012	3,512,286	$3.39	6.46
Granted	651,563	$3.63
Exercised	(1,103,582)	$0.90
Cancelled	(235,303)	$7.26
Outstanding, September 30, 2013	2,824,964	$4.09	7.29
Granted	—	$—
Exercised	(108,135)	$1.27
Cancelled	(382,503)	$4.77
Outstanding, September 30, 2014	2,334,326	$4.11	5.46
Granted	1,927,500	$2.92
Exercised	(232,203)	$1.06
Cancelled	(381,918)	$3.85
Outstanding, September 30, 2015	3,647,705	$3.70	7.15

The total intrinsic value of options exercised during the fiscal years ended September 30, 2015, 2014 and 2013 was $634,480, $472,327 and $3,832,374, respectively. The per-share weighted average fair value of options granted during the fiscal years ended September 30, 2015 and 2013 was $2.83 and $3.57, respectively. No stock options were granted to employees during the fiscal year ended September 30, 2014.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, RSUs and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of September 30, 2015, stock options to purchase 2,371,436 shares of the Company’s common stock and 430,417 RSUs were outstanding under the 2012 Plan, and 1,199,270 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of September 30, 2015:

2000 Stock Option Plan	6,262
2002 Stock Option Plan	189,338
2006 Stock Option Plan	43,000
2010 Stock Option Plan	1,037,669
Total stock options outstanding under the Prior Plans	1,276,269

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

In addition, the Company has awarded RSUs to certain of its employees under the 2012 Plan. The RSUs vest in equal annual installments over four years.

The following table summarizes RSU activity in the fiscal years ended September 30, 2015, 2014 and 2013:

	Number of shares	Weighted-average fair value per share
Outstanding at September 30, 2012	515,834	$6.30
Granted	255,000	$3.15
Settled	(50,829)	7.76
Cancelled	(27,501)	$11.05
Outstanding at September 30, 2013	692,504	$4.85
Granted	625,139	$4.83
Settled	(63,334)	$4.66
Cancelled	(153,006)	$5.03
Outstanding at September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(255,041)	$2.96
Cancelled	(147,345)	$3.54
Outstanding at September 30, 2015	802,917	$4.49

The cost of a RSU is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1,210,689, $1,292,791 and $768,839 in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2015, 2014 and 2013, respectively. As of September 30, 2015, the Company had approximately $1,757,186 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.17 years.

Closing Shares

In connection with the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock based compensation is recognized ratably over the vesting period. The Company recognized $346,240 in stock based compensation expense related to the Closing Shares for the year ended September 30, 2015.  As of September 30, 2015, the Company had $2,376,618 of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining service period.

Earnout Shares

In addition to the cash payments made to the Sellers and the issuance of Closing Shares, in each case at the closing of the Acquisition, and subject to the achievement of certain revenue and net income targets for IDchecker for the nine-month period ended on September 30, 2015, and the twelve-month period ending on September 30, 2016, the Company will issue to the Sellers up to an aggregate of $2,000,000 in shares of Common Stock (referred to elsewhere herein as the “Earnout Shares”) as follows (i) for the nine month period ending September 30, 2015, a maximum of  $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met; and (ii) for the twelve month period ending September 30, 2016, a maximum of  $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met.

Within 75 days after the last date of the respective earnout period (the “Earnout Determination Date”), the Company shall deliver to the Sellers a written statement of the calculation of the revenue and net income for the applicable earnout period.   The number of shares issuable upon achievement of the revenue targets and net income targets, as applicable, will be calculated based on the volume weighted average closing price of the Common Stock over the 10 trading-day period ending on and including the applicable Earnout Determination Date. Earnout Shares issued, if any, shall vest and be eligible for resale such that 12.5% of the Earnout Shares shall vest and be released for resale on the six-month anniversary of the Earnout Determination Date applicable to such Earnout Shares and thereafter, the remaining 87.5% of the applicable Earnout Shares shall vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months from the applicable Earnout Determination Date.

As of the closing date of the Acquisition, the Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model was updated as of September 30, 2015 and will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $46,743 in stock based compensation expense related to the Earnout Shares for the fiscal year ended September 30, 2015.

6. INCOME TAXES

For the fiscal years ended September 30, 2015, 2014 and 2013 the income tax provision (benefit) was as follows:

	2015	2014	2013
Federal—current	$84,189	$—	$—
Federal—deferred	$(621,014)
State—current	9,902	2,226	1,076
State—deferred	$(13,402)
Foreign—current	(2,695)	—	—
Total	$(543,020)	$2,226	$1,076

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$9,824,977	$11,401,483
Foreign deferred assets	258,106	—
Stock based compensation	2,333,210	1,228,082
AMT credit carryforwards	149,346	66,320
Other, net	304,854	250,999
Research credit carryforwards	43,802	43,802
Total deferred assets	12,914,295	12,990,686
Deferred tax liabilities:
Intangibles	(603,774)	—
Foreign deferred liabilities	(414,820)	—
Net deferred tax asset	11,895,701	12,990,686
Valuation allowance for net deferred tax assets	(12,052,415)	(12,990,686)
Net deferred tax liability	$(156,714)	$—

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2015 and 2014 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the fiscal years ended September 30, 2015 and 2014 was a decrease in 2015 of $938,271 and an increase in 2014 of $1,677,309, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2015, the Company has available net operating loss carryforwards of $43,915,977 for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are $33,409,701 and will begin to expire in 2015. Included in these amounts are federal and state net operating losses of $17,825,307 attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2015, the Company has available federal research and development credit carryforwards of $29,306 and alternative minimum tax credit carryforwards of $149,346. The research and development credits will start to expire in 2023. As of September 30, 2015, the Company has available California research and development credit carryforwards of $21,963 which do not expire.

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

The difference between the income tax provision (benefit) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2015, 2014 and 2013:

	2015	2014	2013
Amount computed using statutory rate	$674,260	$(1,798,479)	$(2,473,374)
Net change in valuation allowance for net deferred tax assets	(1,618,671)	1,677,309	1,968,987
Other	(151,209)	-	-
Foreign rate differential	970	-	-
Non-deductible items	181,786	411,473	548,839
State income tax	369,844	(288,077)	(43,376)
Income tax provision (benefit)	$(543,020)	$2,226	$1,076

Included in the benefit is a tax benefit of $634,930 which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Company’s acquisition of IDchecker. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Because the Company is carrying forward federal and state net operating losses from 1997 and 2002, respectively, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 1997 and 2002, as the case may be. The Company does not have any uncertain tax positions. As of September 30, 2015, no accrued interest or penalties are recorded in the financial statements.

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

On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015.  On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent and Trademark Office instituted the Company’s petitions for Inter Partes Review (“IPR”) of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

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

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. During the fiscal year ended September 30, 2015, the Company implemented a company match to the plan which is expected to be funded in January 2016.  As of September 30, 2015, the Company had $42,114 accrued for the 401(k) match. During the fiscal years ended September 30, 2014 and 2013, the Company did not match contributions to the plan.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2015, the unamortized balance of the lease incentives was $393,392, of which $104,905 has been included in other current liabilities and $288,487 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The offices of IDchecker are located in the Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year.

The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

Future annual minimum rental payments payable under the lease are as follows:

Years ending September 30:
2016	$564,733
2017	580,059
2018	595,844
2019	470,831
2020	35,939
Thereafter	—
Total	$2,247,406

Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2015, 2014 and 2013 totaled $381,957, $368,835 and $379,529, respectively.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the fiscal year ended September 30, 2015, the Company derived revenue of $6,270,927, or 25% of the Company’s total revenue, from one customer, compared to revenue of $5,668,973, or 30% of the Company’s total revenue, from one customer for the fiscal year ended September 30, 2014. For the fiscal year ended September 30, 2013, the Company derived revenue of $3,607,417 or 24% of the Company’s total revenue, from one customer. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1,064,243, $1,431,163 and $588,475 at September 30, 2015, 2014 and 2013, respectively.

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

International sales accounted for approximately 5%, 4% and 3% of the Company’s total revenue for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal years ended September 30, 2015, 2014 and 2013, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

9. QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial data for 2015, 2014 and 2013:

	2015 (by quarter)
	1	2	3	4
Revenue	$5,389,322	$5,672,326	$6,439,995	$7,865,853
Cost of revenue	497,401	557,653	591,330	824,814
Operating expenses	4,758,047	4,628,179	5,539,252	6,079,139
Operating income (loss)	133,874	486,494	309,413	961,900
Interest and other income	16,253	22,276	30,101	26,107
Interest and other expense	(1,050)	(1,120)	(342)	(787)
Income tax provision (benefit)	2,897	—	(577,789)	31,872
Net income (loss)	146,180	507,650	916,961	955,348
Net income (loss) per share:
Basic income (loss) per share	0.00	0.02	0.03	0.03
Shares used in calculating net income (loss) per share - basic	30,618,097	30,697,391	30,764,694	30,969,157
Diluted income (loss) per share	0.00	0.02	0.03	0.03
Shares used in calculating net income (loss) per share - diluted	31,173,815	31,321,259	31,645,696	31,664,178

	2014 (by quarter)
	1	2	3	4
Revenue	$4,462,524	$4,484,138	$4,659,724	$5,543,959
Cost of revenue	570,697	449,214	607,586	520,428
Operating expenses	5,372,675	6,246,447	5,702,578	5,088,546
Operating income (loss)	(1,480,848)	(2,211,523)	(1,650,440)	(65,015)
Interest and other income	15,209	21,252	19,479	68,688
Interest and other expense	(1,700)	(1,576)	(1,545)	(1,624)
Income tax provision (benefit)	961	1,170	95	—
Net income (loss)	(1,468,300)	(2,193,017)	(1,632,601)	2,049
Net income (loss) per share:
Basic income (loss) per share	(0.05)	(0.07)	(0.05)	0.00
Shares used in calculating net income (loss) per share - basic	30,402,397	30,453,455	30,481,168	30,510,587
Diluted income (loss) per share	(0.05)	(0.07)	(0.05)	0.00
Shares used in calculating net income (loss) per share - diluted	30,402,397	30,453,455	30,481,168	31,022,148

	2013 (by quarter)
	1	2	3	4
Revenue	$3,309,664	$3,224,262	$3,882,027	$4,387,232
Cost of revenue	339,996	417,092	469,445	377,066
Operating expenses	4,335,734	5,206,556	5,470,233	5,486,601
Operating income (loss)	(1,366,066)	(2,399,386)	(2,057,651)	(1,476,435)
Interest and other income	8,449	8,017	7,578	7,726
Interest and other expense	(2,025)	(1,106)	(1,986)	(1,745)
Income tax provision (benefit)	—	800	—	276
Net income (loss)	(1,359,642)	(2,393,275)	(2,052,059)	(1,470,730)
Net income (loss) per share:
Basic income (loss) per share	(0.05)	(0.09)	(0.08)	(0.05)
Shares used in calculating net income (loss) per share - basic	26,024,288	26,473,938	27,109,787	27,492,670
Diluted income (loss) per share	(0.05)	(0.09)	(0.08)	(0.05)
Shares used in calculating net income (loss) per share - diluted	26,024,288	26,473,938	27,109,787	27,492,670