Form 10-Q
period 2015-12-31
MITEK SYSTEMS INC
filed 2016-02-05
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There were 31,998,256 shares of the registrant’s common stock outstanding as of January 29, 2016.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2015

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015 (Unaudited)	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$4,353,905	$2,752,638
Short-term investments	21,105,395	23,921,328
Accounts receivable, net	4,237,736	3,936,687
Other current assets	825,856	798,212
Total current assets	30,522,892	31,408,865
Long-term investments	2,144,565	-
Property and equipment, net	940,449	975,335
Intangible assets, net	3,172,179	3,397,571
Goodwill	2,806,850	2,872,677
Other non-current assets	92,049	92,049
Total assets	$39,678,984	$38,746,497
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,611,130	$1,537,545
Accrued payroll and related taxes	1,233,672	2,061,204
Deferred revenue, current portion	4,225,050	3,516,487
Other current liabilities	317,553	288,937
Total current liabilities	7,387,405	7,404,173
Deferred revenue, non-current portion	189,865	221,833
Other non-current liabilities	734,407	687,379
Total liabilities	8,311,677	8,313,385
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 31,860,865 and 31,721,114 issued and outstanding, respectively	31,861	31,721
Additional paid-in capital	65,311,694	63,905,459
Accumulated other comprehensive loss	(153,362)	(3,241)
Accumulated deficit	(33,822,886)	(33,500,827)
Total stockholders’ equity	31,367,307	30,433,112
Total liabilities and stockholders’ equity	$39,678,984	$38,746,497

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Revenue
Software	$4,729,595	$3,746,517
Services	2,674,847	1,642,805
Total revenue	7,404,442	5,389,322
Operating costs and expenses
Cost of revenue-software	390,637	213,910
Cost of revenue-services	551,742	283,491
Selling and marketing	2,462,974	1,438,066
Research and development	1,706,747	1,155,142
General and administrative	2,090,874	2,164,839
Acquisition-related costs and expenses	543,233	-
Total operating costs and expenses	7,746,207	5,255,448
Operating income (loss)	(341,765)	133,874
Other income (expense), net
Interest and other expense	(601)	(1,050)
Interest and other income	36,650	16,253
Total other income (expense), net	36,049	15,203
Income (loss) before income taxes	(305,716)	149,077
Income tax provision	16,343	2,897
Net income (loss)	$(322,059)	$146,180
Net income (loss) per share – basic	$(0.01)	$0.00
Net income (loss) per share – diluted	$(0.01)	$0.00
Shares used in calculating net income (loss) per share – basic	31,094,417	30,618,097
Shares used in calculating net income (loss) per share – diluted	31,094,417	31,173,815
Other comprehensive income (loss):
Net income (loss)	$(322,059)	$146,180
Foreign currency translation adjustment	(129,834)	-
Unrealized loss on investments	(20,287)	(2,187)
Other comprehensive income (loss)	$(472,180)	$143,993

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31,
	2015	2014
Operating activities:
Net income (loss)	$(322,059)	$146,180
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	988,857	814,060
Amortization of closing and earnout shares	386,756	-
Amortization of intangible assets	149,200	-
Depreciation and amortization	108,764	107,700
Accretion and amortization on debt securities	43,621	98,312
Provision for bad debt	-	10,100
Changes in assets and liabilities:
Accounts receivable	(300,856)	(572,520)
Other assets	55,031	136,760
Accounts payable	73,959	(355,962)
Accrued payroll and related taxes	(825,856)	(374,752)
Deferred revenue	727,698	950,712
Other liabilities	(67,093)	(38,624)
Net cash provided by operating activities	1,018,022	921,966
Investing activities:
Purchases of investments	(5,811,978)	(2,826,867)
Sales and maturities of investments	6,395,000	6,931,088
Purchases of property and equipment	(74,245)	(13,393)
Net cash provided by investing activities	508,777	4,090,828
Financing activities:
Proceeds from exercise of stock options, net	115,705	9,748
Principal payments on capital lease obligations	(5,650)	(5,061)
Net cash provided by financing activities	110,055	4,687
Foreign currency effect on cash and cash equivalents	(35,587)	-
Net increase in cash and cash equivalents	1,601,267	5,017,481
Cash and cash equivalents at beginning of period	2,752,638	7,766,590
Cash and cash equivalents at end of period	$4,353,905	$12,784,071
Supplemental disclosures of cash flow information:
Cash paid for interest	$601	$1,191
Cash paid for income taxes	$10,500	$2,897
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(20,287)	$(2,187)

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes, pay bills as well as verify their identity by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device’s keyboard. As of December 31, 2015, the Company has been granted 23 patents and it has an additional 19 patent applications pending.

The Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage. These products enable banks and other businesses to improve know your customer processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2015, 4,789 financial institutions have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

The Company markets and sells the Mitek Mobile Identity Suite of mobile capture and identity verification software products directly to enterprise customers or through channel partners. These software solutions are embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of December 31, 2015 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 7, 2015 (the “Form 10-K”).

Results for the three months ended December 31, 2015 are not necessarily indicative of results for any other interim period or for a full year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company has foreign subsidiaries that operate and sell its products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net losses resulting from foreign exchange translation of $129,834 and $0 for the three months ended December 31, 2015 and 2014, respectively.

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

Goodwill and Purchased Intangible Assets

Our goodwill resulted from our acquisition of IDchecker in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

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

 Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Basic net income (loss) per share is based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as options and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three months ended December 31, 2015 and 2014, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive:

	Three Months Ended December 31,
	2015	2014
Stock options	3,621,853	2,412,625
Restricted stock units	1,769,588	501,989
IDchecker closing shares	652,904	-
Total potentially dilutive common shares outstanding	6,044,345	2,914,614

The calculation of basic and diluted net income (loss) per share is as follows:

	Three Months Ended December 31,
	2015	2014
Net income (loss)	$(322,059)	$146,180
Weighted-average common shares outstanding:
Basic	31,094,417	30,618,097
Diluted	31,094,417	31,173,815
Net income (loss) per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

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

The Company provides hosting services that give customers access to software that resides on Company servers. The Company’s model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. If the up-front fee does not have standalone value, revenue is deferred until the date the customer commences use of the Company’s services, at which point the up-front fees are recognized ratably over the life of the customer arrangement. If the up-front fee has standalone value, revenue is deferred until the work has been performed. In determining whether professional services have standalone value, the Company considers the following factors for each customer arrangement: availability of the services from other vendors, the nature of the professional services, the timing of when the professional services contract was signed in comparison to the subscription service start date and the contractual dependence of the subscription service on the customer’s satisfaction with the professional services work.

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Other Comprehensive Income (Loss). No other-than-temporary impairment charges were recognized in the three months ended December 31, 2015 or 2014.

All investments whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $12,300 and $12,900 as of December 31, 2015 and September 30, 2015, respectively.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2015 and 2014, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of December 31, 2015 or 2014.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the consolidated balance sheet at December 31, 2015 is an accumulated other comprehensive loss of $153,362, compared to $3,241 at September 30, 2015, related to the Company’s available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU 2016-01 on the Company’s consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended December 31, 2015 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATION

On June 17, 2015, the Company completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company and the transaction has been accounted for as an acquisition of a business. IDchecker is a provider of cloud-based identification document verification services.

The total consideration for the IDchecker acquisition was $5,600,000 million in cash, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments, forgiveness of the outstanding balance of approximately $255,000 on a promissory note issued by the Company to IDchecker, and approximately $2,745,000 in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers. In January 2016, the Company issued 137,306 shares (the “Paid Earnout Shares”) for achievement of certain revenue and net income targets for the nine-month period ending on September 30, 2015.  In addition, the Company will issue to the Sellers up to an aggregate of $1,000,000 in shares of Common Stock (together with the Paid Earnout Shares, the “Earnout Shares”) subject to the achievement of certain revenue and net income targets by IDchecker twelve-month period ending on September 30, 2016 (“Earnout Period”). If the revenue or net income achieved by IDchecker during the Earnout Period is less than the applicable target but equal to or greater than 80% of such target, the Sellers will receive a prorated amount of Earnout Shares. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to these consolidated financial statements.

Upon the closing of the Acquisition, the Company deposited $1,820,000 of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund, and to the extent any future Earnout Shares are issued to the Sellers, 20% of such Earnout Shares will be placed in the escrow fund. The escrow fund will be maintained for up to 24 months following the last issuance of Earnout Shares or until such earlier time as the escrow fund is exhausted.

The purchase price is subject to a post-closing adjustment in net working capital as provided in the Share Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015:

June 17, 2015
Current assets	$619,949
Property, plant and equipment	42,173
Intangible assets	3,570,000
Assets acquired	$4,232,122
Current liabilities	$(475,752)
Other liabilities	(809,754)
Liabilities assumed	$(1,285,506)
Fair value of net assets acquired	$2,946,616
Total consideration paid	5,819,293
Goodwill before effect in exchange rates	$2,872,677
Effect of movements in exchange rates	(65,827)
Goodwill	$2,806,850

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets, see Note 4.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2,806,850 was recorded.  The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes.

3. INVESTMENTS

The following table summarizes investments by type of security as of December 31, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$19,570,392	$—	$(16,520)	$19,553,872
Corporate debt securities, long-term	751,610	—	(3,860)	747,750
Government debt securities, short-term	1,551,424	257	(158)	1,551,523
Government debt securities, long-term	1,399,745	—	(2,930)	1,396,815
Total	$23,273,171	$257	$(23,468)	$23,249,960

The following table summarizes investments by type of security as of September 30, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$23,924,252	$3,466	$(6,390)	$23,921,328
Corporate debt securities, long-term	—	—	—	—
Total	$23,924,252	$3,466	$(6,390)	$23,921,328

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2015 and September 30, 2015, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2015 and 2014.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Based on the fair value hierarchy, all of the Company’s investments are classified as Level 2, as represented in the following table:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2015:
Assets:
Short-term investments:
Corporate debt securities
Industrial	$9,688,759	$—
Financial	7,065,722	—
Utility	602,586	—
Commercial paper
Financial	1,498,154	—
Industrial	698,651	—
Government debt securities
U.S. Treasury	1,551,523	—
Long-term investments:
Corporate debt securities
Financial	747,750	—
Government debt securities
U.S. Treasury	1,396,815	—
Total assets at fair value	$23,249,960	$—
Liabilities:
Acquisition-related contingent consideration	—	123,730
Total liabilities at fair value	$—	$123,730

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Assets:
Short-term investments:
Corporate debt securities
Financial	$10,308,482	$—
Industrial	9,665,243	—
Utility	1,801,803	—
Commercial paper
Industrial	1,447,655	—
Financial	698,145	—
Total assets at fair value	$23,921,328	$—
Liabilities:
Acquisition-related contingent consideration	—	46,743
Total liabilities at fair value	$—	$46,743

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2015:

Balance at September 30, 2015	$46,743
Expenses recorded due to changes in fair value	76,987
Payments	—
Balance at December 31, 2015	$123,730

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has goodwill balances of $2,806,850 and $2,872,677 at December 31, 2015 and September 30, 2015, respectively, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets are summarized as follows:

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,315,692	$207,122	$2,108,570
Customer relationships	6 years	947,772	84,771	863,001
Tradenames	5 years	224,730	24,122	200,608
Total intangible assets		$3,488,194	$316,015	$3,172,179

Amortization expense related to acquired intangible assets was $149,200 and $0 for each of the three months ended December 31, 2015 and 2014, respectively.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated Future Amortization Expense
2016 (remaining nine months)	$439,239
2017	585,652
2018	585,652
2019	585,652
2020	573,907
Thereafter	402,077
Total	$3,172,179

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended December 31,
	2015	2014
Sales and marketing	$243,027	$175,118
Research and development	180,642	137,406
General and administrative	565,188	501,536
Stock-based compensation expense included in operating expenses	$988,857	$814,060

    The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2015 and 2014 were based on the following assumptions:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014
Risk-free interest rate	1.57% – 1.75%	1.63% – 1.66%
Expected life (years)	5.90	5.25
Expected volatility	83%	98%
Expected dividends	None	None

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

As of December 31, 2015, the Company had $8,579,699 of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.84 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On February 19, 2014, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of Common Stock reserved for issuance thereunder from 2,000,000 shares to 4,000,000 shares plus that number of shares of  Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of December 31, 2015, (i) stock options to purchase 2,360,520 shares of  Common Stock and 1,004,588 RSUs were outstanding under the 2012 Plan, and 496,356 shares of  Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,261,333 shares of  Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of  Common Stock  for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. As of December 31, 2015, (i) 764,998 RSUs were outstanding under the Director Plan and (ii) 130,171 shares of  Common Stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2015	3,647,705	$3.70	7.15
Granted	56,000	$4.31
Exercised	(45,674)	$2.52
Cancelled	(36,178)	$3.52
Outstanding, December 31, 2015	3,621,853	$3.73	6.92

The Company recognized $488,663 and $474,091 in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had $2,742,665 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.8 years. As of December 31, 2014, the Company had $3,891,848 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.9 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2015 and 2014 was $104,842 and $4,083, respectively. The per-share weighted-average fair value of options granted during the three months ended December 31, 2015 was $4.31. As of December 31, 2015, there were 3,621,853 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.9 years, $3.73 and $4,688,679, respectively. As of December 31, 2014, there were 3,523,065 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.2 years, $3.52 and $3,138,317, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2015:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2015	802,917	$4.49
Granted	1,083,000	$4.31
Settled	(94,077)	$3.38
Cancelled	(22,252)	$3.85
Outstanding, December 31, 2015	1,769,588	$4.37

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $500,194 and $339,970 in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2015 and 2014, respectively. As of December 31, 2015, the Company had $5,837,034 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.0 years. As of December 31, 2014, the Company had $2,958,057 of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.

Closing Shares

In connection with the Acquisition, the Company issued to the Sellers 712,790 shares of  Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of  27 months from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock based compensation is recognized ratably over the vesting period. The Company recognized $302,539 in stock based compensation expense related to the Closing Shares for the three months ended December 31, 2015.  As of December 31, 2015, the Company had $2,074,078 of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining service period.

Earnout Shares

In addition to the cash payments made to the Sellers and the issuance of Closing Shares, in each case at the closing of the Acquisition, and subject to the achievement of certain revenue and net income targets for IDchecker for the twelve-month period ending on September 30, 2016, the Company will issue to the Sellers up to an aggregate of $1,000,000 in shares of Common Stock (together with the Paid Earnout Shares, the “Earnout Shares”). In January 2016, the Company issued 137,306 Paid Earnout Shares for achievement of certain revenue targets for the nine-month period ending on September 30, 2015.

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

The Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $84,217 in stock based compensation expense related to the Earnout Shares for the three months ended December 31, 2015.

6. INCOME TAXES

The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such federal and state net operating loss carryforwards begin to expire in the fiscal years ending September 30, 2018 and September 30, 2016, respectively.  The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2015 or September 30, 2015, and has not recognized interest and/or penalties in the consolidated statements of operations for the three months ended December 31, 2015 or December 31, 2014.

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

On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015.  On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the U.S. Patent and Trademark Office instituted the Company’s petitions for Inter Partes Review (“IPR”) of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

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

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $471,000 per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $675,690. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2015, the unamortized balance of the lease incentives was $367,166, of which $104,905 has been included in other current liabilities and $262,261 has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $210,000 over the term of the lease. The offices of IDchecker are located in the Netherlands and the term of the lease continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended December 31, 2015, the Company derived revenue of $3,740,753 from three customers, with such customers accounting for 20%, 19% and 12%, respectively, of the Company’s total revenue.  For the three months ended December 31, 2014, the Company derived revenue of $2,097,705 from two customers, with such customers accounting for 29% and 10%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2,290,705 and $1,915,160 at December 31, 2015 and 2014, respectively.

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

International sales accounted for approximately 10% and 2% of the Company’s total revenue for each of the three months ended December 31, 2015 and 2014.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2015 and 2014, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A- “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 7, 2015 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.

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

By licensing our proprietary technology, enterprise customers improve customer acquisition and other key objectives including securing high risk transactions, verification for age sensitive and age-restricted commerce, and meeting know your customer (“KYC”) and other compliance regulations

 Our technology uses advanced algorithms to correct image distortion, extract relevant data, route images to their desired location and process transactions. As of December 31, 2015, we have been granted 23 patents and have an additional 19 patent applications pending.

On June 17, 2015, Mitek completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company. IDchecker is a global provider of cloud based identity document verification. The Acquisition expands Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from almost every nation. The Acquisition also adds an international customer base in the payments, financial services and information services verticals.

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

The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology, which is incorporated universally across our product line. It provides a simple and superior user experience, making transactions on mobile devices fast and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.

Our Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify customers include international money transfer, payments and global information services providers.

Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. Organizations use Mobile Fill to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill include national and regional banks, credits unions, wireless telecom operators and insurance providers.

 The second generation of our Mobile Fill product, Mobile Fill for Mobile Web™, enables potential new customers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. As of December 31, 2015, 4,789 financial institutions have signed agreements to deploy Mobile Deposit. These include all of the top ten U.S. retail banks, and nearly all of the top 50 U.S. retail banks.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2015 and 2014 (in thousands, except percentages):

	December 31, 2015	December 31, 2014	Change $	Change %
Revenue
Software	$4,729	$3,746	$983	26%
Services	2,675	1,643	1,032	63%
Total revenue	$7,404	$5,389	$2,015	37%
Cost of revenue	$942	$497	$445	89%
% of revenue	13%	9%
Selling and marketing	$2,463	$1,438	$1,025	71%
% of revenue	33%	27%
Research and development	$1,707	$1,155	$552	48%
% of revenue	23%	21%
General and administrative	$2,091	$2,165	$(74)	(3)%
% of revenue	28%	40%
Acquisition-related costs and expenses	$543	$-	$543	0%
% of revenue	7%	0%
Other income (expense), net	$36	$15	$21	140%
% of revenue	0%	0%
Income tax provision	$16	$3	$13	433%
% of revenue	0%	0%

Revenue

Total revenue increased $2,015,120, or 37%, to $7,404,442 in the three months ended December 31, 2015 compared to $5,389,322 in the three months ended December 31, 2014. The increase was due to an increase in sales of software licenses of $983,078, or 26%, to $4,729,595 in the three months ended December 31, 2015 compared to $3,746,517 in the three months ended December 31, 2014, and due to an increase in services revenue of $1,032,042, or 63%, to $2,674,847 in the three months ended December 31, 2015 compared to $1,642,805 in the three months ended December 31, 2014. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit® product in the three months ended December 31, 2015 compared to the three months ended December 31, 2014. Services revenue increased, primarily due to additional revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $444,978, or 89%, to $942,379 in the three months ended December 31, 2015 compared to $497,401 in the three months ended December 31, 2014. As a percentage of revenue, cost of revenue increased to 13% in the three months ended December 31, 2015 compared to 9% in the three months ended December 31, 2014. The increase in cost of revenue is primarily due to the increase in software license revenue and cost of revenue related to the Acquisition.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $1,024,908, or 71%, to $2,462,974 in the three months ended December 31, 2015 compared to $1,438,066 in the three months ended December 31, 2014. As a percentage of revenue, selling and marketing expenses increased to 33% in the three months ended December 31, 2015 compared to 27% in the three months ended December 31, 2014. The increase is primarily due to higher personnel-related costs, increased outside services and additional costs from the Acquisition.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science.

Research and development expenses increased $551,605, or 48%, to $1,706,747 in the three months ended December 31, 2015 compared to $1,155,142 in the three months ended December 31, 2014. As a percentage of revenue, research and development expenses increased to 23% in the three months ended December 31, 2015 compared to 21% in the three months ended December 31, 2014. The increase is primarily due to higher personnel-related costs and additional costs from the Acquisition.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses decreased $73,965, or 3%, to $2,090,874 in the three months ended December 31, 2015 compared to $2,164,839 in the three months ended December 31, 2014. As a percentage of revenue, general and administrative expenses decreased to 28% in the three months ended December 31, 2015 compared to 40% in the three months ended December 31, 2014. The decrease is primarily attributable to lower litigation expenses, partially offset by increased personnel-related costs and additional costs from the Acquisition.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses of $543,233 during the three months ended December 31, 2015 consist primarily of amortization of deferred compensation, amortization of intangible assets, and legal expenses and fees paid to outside consultants in connection with the Acquisition.

Other Income, Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Interest and other income was $36,650 for the three months ended December 31, 2015 compared to $16,253 for the three months ended December 31, 2014, an increase of $20,397, or 125%, primarily due to increased returns on our invested funds. Interest and other expense, net was $601 for the three months ended December 31, 2015 compared to $1,050 for the three months ended December 31, 2014, a decrease of $449, or 43%.

Income tax provision

Income tax provision for the three months ended December 31, 2015 and 2014 was $16,343 and $2,897, respectively.

Liquidity and Capital Resources

On December 31, 2015, we had $27,603,865 in cash and cash equivalents and investments compared to $26,673,966 on September 30, 2015, an increase of $929,899, or 3%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the three months ended December 31, 2015 was $1,018,022 and resulted primarily from our net loss of ($322,059), adjusted for non-cash charges of $1,677,198, partially offset by changes in operating assets and liabilities of $337,117. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares, amortization of intangible assets, and depreciation and amortization totaling $988,857, $386,756, $149,200 and $108,764, respectively.

Net cash provided by operating activities during the three months ended December 31, 2014 was $921,966 and resulted primarily from net income of $146,180 and non-cash charges of $1,030,172, partially offset by changes in operating assets and liabilities of $254,386. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $814,060, $107,700, and $98,312, respectively.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $508,777 during the three months ended December 31, 2015, which consisted of cash provided by the sales and maturities of investments of $6,395,000, partially offset by purchases of investments of $5,811,978 and $74,245 in purchases of property and equipment.

Net cash provided by investing activities was $4,090,828 during the three months ended December 31, 2014, which consisted of cash provided by the sales and maturities of investments of $6,931,088, partially offset by purchases of investments of $2,826,867 and $13,393 in purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $110,055 during the three months ended December 31, 2015, which included net proceeds of $115,705 from the exercise of stock options and settlement of restricted stock units, offset by principal payments on capital lease obligations of $5,650.

Net cash provided by financing activities was $4,687 during the three months ended December 31, 2014, which included net proceeds of $9,748 from the exercise of stock options and settlement of restricted stock units, partially offset by principal payments on capital lease obligations of $5,061.

Other Liquidity Matters

On December 31, 2015, we had investments of $23,249,960, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At December 31, 2015, we had $21,105,395 of our available-for-sale securities classified as current and $2,144,565 were classified as long-term. At September 30, 2015, we had all of our available-for-sale securities totaling $23,921,328 classified as current.

We had working capital of $23,135,487 at December 31, 2015 compared to $24,004,692 at September 30, 2015.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our annual report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 7, 2015 (the “Form 10-K”). We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2015, our marketable securities had remaining maturities between approximately one and 16 months and a fair market value of $23,249,960, representing approximately 59% of our total assets.

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

Foreign Currency Risk

As a result of the Acquisition, we have operations in the Netherlands and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the statement of comprehensive income (loss).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting

As described throughout this Form 10-Q, on June 17, 2015, the Company acquired IDchecker. While our financial statements for the quarter ended December 31, 2015 include the results of IDchecker, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of IDchecker’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2015 does not extend to IDchecker’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. IDchecker represented approximately 17%, or $6,636,405 of our total assets at December 31, 2015 and approximately 14%, or $1,044,461 of total revenue for the three months ended December 31, 2015.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2015.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2015, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement dated May 26, 2015, by and among Mitek Systems, Inc., IDchecker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Executive Bonus Program Fiscal 2016.	(5)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2015, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.

		*

*	Filed herewith.
**

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 4, 2016	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)