Form 10-Q
period 2016-03-31
MITEK SYSTEMS INC
filed 2016-05-04
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

There were 32,214,857 shares of the registrant’s common stock outstanding as of April 28, 2016.

0MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended March 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	March 31, 2016 (Unaudited)	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$13,226	$2,753
Short-term investments	14,935	23,921
Accounts receivable, net	2,492	3,937
Other current assets	1,099	798
Total current assets	31,752	31,409
Long-term investments	3,753	-
Property and equipment, net	867	975
Intangible assets, net	3,025	3,397
Goodwill	2,806	2,873
Other non-current assets	92	92
Total assets	$42,295	$38,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,608	$1,538
Accrued payroll and related taxes	1,950	2,061
Deferred revenue, current portion	3,770	3,516
Other current liabilities	361	289
Total current liabilities	7,689	7,404
Deferred revenue, non-current portion	175	222
Other non-current liabilities	786	687
Total liabilities	8,650	8,313
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 32,214,855 and 31,721,114 issued and outstanding, as of March 31, 2016 and September 30, 2015, respectively	32	32
Additional paid-in capital	66,979	63,905
Accumulated other comprehensive loss	(125)	(3)
Accumulated deficit	(33,241)	(33,501)
Total stockholders’ equity	33,645	30,433
Total liabilities and stockholders’ equity	$42,295	$38,746

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands except for share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue
Software	$5,557	$3,993	$10,286	$7,740
Services	2,965	1,679	5,640	3,322
Total revenue	8,522	5,672	15,926	11,062
Operating costs and expenses
Cost of revenue-software	132	225	522	439
Cost of revenue-services	588	332	1,140	616
Selling and marketing	2,553	1,429	5,016	2,867
Research and development	1,814	1,388	3,520	2,543
General and administrative	2,263	1,812	4,355	3,977
Acquisition-related costs and expenses	541	-	1,084	-
Total operating costs and expenses	7,891	5,186	15,637	10,442
Operating income	631	486	289	620
Other income (expense), net	30	22	66	37
Income before income taxes	661	508	355	657
Income tax provision	79	-	95	3
Net income	$582	$508	$260	$654
Net income per share – basic	$0.02	$0.02	$0.01	$0.02
Net income per share – diluted	$0.02	$0.02	$0.01	$0.02
Shares used in calculating net income per share – basic	31,325,577	30,697,391	31,214,325	30,657,308
Shares used in calculating net income per share – diluted	33,133,920	31,321,259	32,625,526	31,241,374
Other comprehensive income:
Net income	$582	$508	$260	$654
Foreign currency translation adjustment	1	-	(129)	-
Unrealized gain (loss) on investments	28	(4)	7	(6)
Other comprehensive income	$611	$504	$138	$648

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended March 31,
	2016	2015
Operating activities:
Net income	$260	$654
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,161	1,685
Amortization of closing and earnout shares	779	-
Amortization of intangible assets	298	-
Depreciation and amortization	218	215
Accretion and amortization on debt securities	114	243
Provision for bad debt	-	10
Changes in assets and liabilities:		-
Accounts receivable	1,439	(37)
Other assets	(242)	(189)
Accounts payable	69	(493)
Accrued payroll and related taxes	(111)	(239)
Deferred revenue	260	733
Other liabilities	(56)	(52)
Net cash provided by operating activities	5,189	2,530
Investing activities:
Purchases of investments	(14,472)	(17,969)
Sales and maturities of investments	19,599	13,436
Purchases of property and equipment	(111)	(23)
Net cash provided by (used in) investing activities	5,016	(4,556)
Financing activities:
Proceeds from exercise of stock options, net	313	9
Principal payments on capital lease obligations	(11)	(10)
Net cash provided by financing activities	302	(1)
Foreign currency effect on cash and cash equivalents	(34)	-
Net increase (decrease) in cash and cash equivalents	10,473	(2,027)
Cash and cash equivalents at beginning of period	2,753	7,767
Cash and cash equivalents at end of period	$13,226	$5,740
Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$3
Cash paid for income taxes	$74	$2
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$7	$(6)

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes, pay bills as well as verify their identity by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device’s keyboard. As of March 31, 2016, the Company has been granted 25 patents and it has an additional 18 patent applications pending.

The Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage. These products enable banks and other businesses to improve know your customer processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of March 31, 2016, 5,007 financial institutions have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

The Company markets and sells the Mitek Mobile Identity Suite of mobile capture and identity verification software products directly to enterprise customers or through channel partners. These software solutions are embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of March 31, 2016 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on December 7, 2015.

Results for the three and six months ended March 31, 2016 are not necessarily indicative of results for any other interim period or for a full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s foreign subsidiaries operate and sell the Company’s products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net gains resulting from foreign exchange translation of $1,000 and zero for the three months and net losses of $0.1 million and zero for the six months ended March 31, 2016 and 2015, respectively.

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

Goodwill and Purchased Intangible Assets

Goodwill resulted from the acquisition of IDchecker in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews the goodwill and indefinite-lived intangible asset for impairment at least annually in the fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit and/or the indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the stock price, a significant decline in projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between operations and the common nature of the products, services and customers. As the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on market capitalization as this represents the best evidence of fair value. In the fourth quarter of fiscal 2015, we completed the annual goodwill impairment test as of September 30, 2015 and concluded that goodwill was not impaired. The conclusion that goodwill was not impaired was based on a comparison of net assets as of September 30, 2015 to market capitalization.

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

Net Income Per Share

The Company calculates net income per share in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as options and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three and six months ended March 31, 2016 and 2015, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Stock options	1,013,306	2,507,643	997,991	2,218,425
Restricted stock units	25,979	399,780	-	435,461
IDchecker closing shares	415,611	-	466,980	-
Total potentially dilutive common shares outstanding	1,454,896	2,907,423	1,464,971	2,653,886

The calculation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Net income	$582	$508	$260	$654
Weighted-average common shares outstanding:
Basic	31,325,577	30,697,391	31,214,325	30,657,308
Diluted	33,133,920	31,321,259	32,625,526	31,241,374
Net income per share:
Basic	$0.02	$0.02	$0.01	$0.02
Diluted	$0.02	$0.02	$0.01	$0.02

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the Statements of Other Comprehensive Income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2016 or 2015.

All investments whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $12,300  and $12,900 as of March 31, 2016 and September 30, 2015, respectively.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2016 and 2015, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of March 31, 2016 or September 30, 2015.

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

Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the consolidated balance sheet at March 31, 2016 is an accumulated other comprehensive loss of $0.1 million, compared to $3,000 at September 30, 2015, related to the Company’s available-for-sale securities and foreign currency translation adjustments.

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

In September 2015, the FASB issued Accounting Standards Update “ASU” No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”).  ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are assessing the impact of adopting ASU 2016-01 on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended March 31, 2016 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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

The total consideration for the IDchecker acquisition was $5.6 million in cash, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments, forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to IDchecker, and approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers. In January 2016, the Company issued 137,306 shares (the “Paid Earnout Shares”) for achievement of certain revenue and net income targets for the nine-month period ending on September 30, 2015.  In addition, the Company will issue to the Sellers up to an aggregate of $1.0 million in shares of Common Stock (together with the Paid Earnout Shares, the “Earnout Shares”) subject to the achievement of certain revenue and net income targets by IDchecker twelve-month period ending on September 30, 2016 (“Earnout Period”). If the revenue or net income achieved by IDchecker during the Earnout Period is less than the applicable target but equal to or greater than 80% of such target, the Sellers will receive a prorated amount of Earnout Shares. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to these consolidated financial statements.

Upon the closing of the Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund, and to the extent any future Earnout Shares are issued to the Sellers, 20% of such Earnout Shares will be placed in the escrow fund. The escrow fund will be maintained for up to 24 months following the last issuance of Earnout Shares or until such earlier time as the escrow fund is exhausted.

The purchase price is subject to a post-closing adjustment in net working capital as provided in the Share Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015:

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates	$2,873
Effect of movements in exchange rates	(67)
Goodwill	$2,806

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as discount rates and the determination of the estimated useful lives of the intangible assets, see Note 4.  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2.9 million was recorded.  The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes.

3. INVESTMENTS

The following table summarizes investments by type of security as of March 31, 2016:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$10,479	$2	$(1)	$10,480
Corporate debt securities, long-term	753	-	(3)	750
Government debt securities, short-term	4,458	-	(3)	4,455
Government debt securities, long-term	3,003	1	(1)	3,003
Total	$18,693	$3	$(8)	$18,688

The following table summarizes investments by type of security as of September 30, 2015:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$23,924	$3	$(6)	$23,921
Corporate debt securities, long-term	—	—	—	—
Total	$23,924	$3	$(6)	$23,921

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2016 and September 30, 2015, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2016 and 2015.

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

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table represents the fair value hierarchy of the Company’s investments and acquisition related contingent consideration:

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2016:
Assets:
Short-term investments:
Corporate debt securities
Industrial	$5,478	$-
Financial	2,805	-
Commercial paper
Financial	1,497	-
Industrial	700	-
Government debt securities
U.S. Treasury	4,455	-
Long-term investments:
Corporate debt securities
Industrial	750	-
Government debt securities
U.S. Treasury	3,003	-
Total assets at fair value	$18,688	$-
Liabilities:
Acquisition-related contingent consideration	-	221
Total liabilities at fair value	$-	$221

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Assets:
Short-term investments:
Corporate debt securities
Financial	$10,308	$-
Industrial	9,665	-
Utility	1,802	-
Commercial paper
Industrial	1,448	-
Financial	698	-
Total assets at fair value	$23,921	$-
Liabilities:
Acquisition-related contingent consideration	-	47
Total liabilities at fair value	$-	$47

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2016:

Balance at September 30, 2015	$47
Expenses recorded due to changes in fair value	174
Payments	-
Balance at March 31, 2016	$221

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has goodwill balances of $2.8 million and $2.9 million at March 31, 2016 and September 30, 2015, respectively, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with FASB ASC Topic 350, Intangibles – Goodwill and Other.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets as of March 31, 2016 are summarized as follows:

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,316	$304	$2,012
Customer relationships	6 years	948	125	823
Tradenames	5 years	225	35	190
Total intangible assets		$3,489	$464	$3,025

Amortization expense related to acquired intangible assets was $0.1 million and zero for the three months ended March 31, 2016 and 2015, respectively, and $0.3 million and zero for the six months ended March 31, 2016 and 2015, respectively, is recorded within Acquisition-related costs and expenses on the Consolidated Statement of Operations and Other Comprehensive Income.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows:

Estimated Future Amortization Expense
2016 (remaining six months)	$292
2017	586
2018	586
2019	586
2020	573
Thereafter	402
Total	$3,025

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows:

	Three Months Ended March 31,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of Sales	$10	$-	$10	$-
Sales and marketing	287	192	530	367
Research and development	162	160	342	297
General and administrative	713	519	1,279	1,021
Stock-based compensation expense included in expenses	$1,172	$871	$2,161	$1,685

    The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2016 and 2015 were based on the following assumptions:

	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015
Risk-free interest rate	1.43% – 1.75%	1.29% – 1.66%
Expected life (years)	5.90	5.25
Expected volatility	83%	98%
Expected dividends	None	None

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

As of March 31, 2016, the Company had $8.2 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.98 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On January 27, 2016, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of Common Stock reserved for issuance thereunder from 4,000,000 shares to 6,000,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of March 31, 2016, (i) stock options to purchase 2,316,380 shares of Common Stock and 1,140,169 RSUs were outstanding under the 2012 Plan, and 2,310,574 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,258,990 shares of Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of Common Stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. As of March 31, 2016, (i) 644,998 RSUs were outstanding under the Director Plan and (ii) 130,171 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2015	3,647,705	$3.70	7.15
Granted	94,500	$4.43
Exercised	(121,939)	$2.57
Cancelled	(44,896)	$3.92
Outstanding, March 31, 2016	3,575,370	$3.76	6.68

The Company recognized $0.3 million and $0.8 million in stock-based compensation expense related to outstanding stock options in the three and six months ended March 31, 2016, respectively. The Company recognized $0.6 million and $1.0 million in stock-based compensation expense related to outstanding stock options in the three and six months ended March 31, 2015, respectively. As of March 31, 2016, the Company had $2.5 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.8 years. As of March 31, 2015, the Company had $3.7 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.8 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2016 and 2015 was $0.3 million and $4,083 respectively. The per-share weighted-average fair value of options granted during the six months ended March 31, 2016 was $4.43. As of March 31, 2016, there were 3,575,370 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.68, $3.76 and $11.9 million, respectively. As of March 31, 2015, there were 3,710,721 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.1 years, $3.51 and $2.7 million, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2016:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2015	802,917	$4.49
Granted	1,240,000	$4.32
Settled	(234,496)	$4.71
Cancelled	(23,252)	$3.76
Outstanding, March 31, 2016	1,785,169	$4.35

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.9 million and $1.4 million in stock-based compensation expense related to outstanding RSUs in the three and six months ended March 31, 2016, respectively. The Company recognized $0.3 million and $0.6 million in stock-based compensation expense related to outstanding RSUs in the three and six months ended March 31, 2015, respectively. As of March 31, 2016, the Company had $5.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.96 years. As of March 31, 2015, the Company had $2.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.

Closing Shares

In connection with the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock based compensation is recognized ratably over the vesting period. The Company recognized $0.3 million and $0.6 million in stock based compensation expense related to the Closing Shares for the three and six months ended March 31, 2016.  As of March 31, 2016, the Company had $1.8 of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining service period.

Earnout Shares

In addition to the cash payments made to the Sellers and the issuance of Closing Shares, in each case at the closing of the Acquisition, and subject to the achievement of certain revenue and net income targets for IDchecker for the twelve-month period ending on September 30, 2016, the Company will issue to the Sellers up to an aggregate of $1.0 million in shares of Common Stock. In January 2016, the Company issued 137,306 Paid Earnout Shares for achievement of certain revenue targets for the nine-month period ending on September 30, 2015.

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

The Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $0.1 million and $0.2 million in stock based compensation expense related to the Earnout Shares for the three and six months ended March 31, 2016, is recorded within Acquistion-related costs and expenses on the Consolidated Statement of Operations and Other Comprehensive Income

6. INCOME TAXES

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of March 31, 2016 or September 30, 2015, and has not recognized interest and/or penalties in the consolidated statements of operations for the three and six months ended March 31, 2016 or March 31, 2015.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of the Company’s customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits” and together with the Initial Lawsuit, the “RMII Lawsuits”) against the Company in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by the Company’s mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A. (together with Chase, the “Bank Defendants”), each of whom offers the Company’s mobile imaging technology as part of its mobile banking applications.  On July 8, 2015, RMII amended the Subsequent Lawsuits to name as additional defendants Fiserv, Inc. and NCR Corporation (the “Distributor Defendants”) each of whom RMII alleges distribute the Company’s mobile imaging technology to the Bank Defendants.

On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015.  On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the U.S. Patent and Trademark Office instituted the Company’s petitions for Inter Partes Review (“IPR”) of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.  RMII has since agreed to the unpatentability of one of its four asserted patents and oral argument in the IPR proceedings on the other three asserted patents was held on April 19, 2016.  A decision in the IPR proceedings is due by the end of July 2016.

On February 5, 2016, RMII filed an IPR petition against one of Mitek’s issued patents related to Mitek’s mobile check deposit technology (U.S. Patent No. 8,379,914).  In that IPR, RMII has challenged the patentability of all claims in the patent.  Mitek intends to file a preliminary response to RMII’s petition on May 10, 2016.  A decision as to whether the Patent and Trademark Appeal Board will institute RMII’s petition is expected no later than August 10, 2016.

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

Other Legal Matters

In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $0.5 million per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $0.7 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of March 31, 2016, the unamortized balance of the lease incentives was $0.3 million, of which $0.1 million has been included in other current liabilities and $0.2 million has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $0.2 million over the term of the lease. The offices of IDchecker are located in the Netherlands and the term of the lease continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended March   31, 2016, the Company derived revenue of $2.1 million from two customers, with such customers accounting for 15% and 11%, respectively, of the Company’s total revenue.  For the three months ended March 31, 2015, the Company derived revenue of $2.3 million from two customers, with such customers accounting for 29% and 11%, respectively, of the Company’s total revenue. For the six months ended March 31, 2016, the Company derived revenue of $3.9 million from two customers, with such customers accounting for 13%, and 12%, respectively, of the Company’s total revenue. For the six months ended March 31, 2015, the Company derived revenue of $4.4 million from two customers, with such customers accounting for 29% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $0.1 million and $2.0 million at March 31, 2016 and 2015, respectively.

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

International sales accounted for approximately 10% of the Company’s total revenue for the three and six months ended March 31, 2016, respectively. International sales accounted for approximately 4% and 3% of the Company’s total revenue for the three and six months ended March 31, 2015, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2016 and 2015, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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

On June 17, 2015, Mitek completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company. IDchecker is a global provider of cloud based identity document verification. The Acquisition expands Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from around the world. The Acquisition also adds an international customer base in the payments, financial services and information services verticals.

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

Our Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify customers include international payments, financial services and information services providers.

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

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. According to industry analyst Celent, more than 70 million consumers are using our Mobile Deposit solution. Our Mobile Deposit solution has now processed over one billion check deposits.  We began selling Mobile Deposit in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.  Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit, but is specific to small and medium size businesses. It adds capabilities including mobile multi-check capture and invoice capture to help business reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Just like the retail side of banks, the commercial and treasury divisions recognize substantially lower transaction cost associated with processing checks through the mobile channel, and are thus highly motivated to drive more mobile deposit transactions as an alternative to branch or ATM transactions. In addition, many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.

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

Recent Developments

•

Revenues for the three months ended March 31, 2016 were $8.5 million, an increase of 50% compared to revenues of $5.7 million in the three months ended March 31, 2015. Net income was $0.6 million, or $0.02 per diluted share, during the three months ended March 31, 2016, an increase of 15% compared net income of $0.5 million, or $0.02 per diluted share, during the three months ended March 31, 2015.

•

Our mobile check deposit business continued to grow.  During the quarter the total number of financial institutions licensing our technology exceeded 5,000.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•	We added 2 new patents to our portfolio during the quarter bringing our total number of issued patents to 25 as of March 31, 2016. In addition, we have 18 pending patent applications.

Market Opportunities, Challenges & Risks

The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced a significant increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit ® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience and reduce the cost of sales and service.

To sustain our growth in 2016 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,000 financial institutions to increase adoption of our ID capture and verification solutions.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2016 and 2015 (in thousands, except percentages):

	March 31, 2016	March 31, 2015	Change $	Change %
Revenue
Software	$5,557	$3,993	$1,564	39%
Services	2,965	1,679	1,286	77%
Total revenue	$8,522	$5,672	$2,850	50%
Cost of revenue	$720	$557	$163	29%
% of revenue	8%	10%
Selling and marketing	$2,553	$1,429	$1,124	79%
% of revenue	30%	25%
Research and development	$1,814	$1,388	$426	31%
% of revenue	21%	24%
General and administrative	$2,263	$1,812	$451	25%
% of revenue	27%	32%
Acquisition-related costs and expenses	$541	$-	$541	100%
% of revenue	6%	0%
Other income (expense), net	$30	$22	$8	36%
% of revenue	0%	0%
Income tax provision	$79	$-	$79	100%
% of revenue	1%	0%

Revenue

Total revenue increased $2.9 million or 50%, to $8.5 million in the three months ended March 31, 2016 compared to $5.7 million in the three months ended March 31, 2015. The increase was due to an increase in sales of software licenses of $1.6 million, or 39%, to $5.6 million in the three months ended March 31, 2016 compared to $4.0 million in the three months ended March 31, 2015, and due to an increase in services revenue of $1.3 million, or 77%, to $3.0 million in the three months ended March 31, 2016 compared to $1.7 million in the three months ended March 31, 2015. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit®, Mobile Fill and Mobile Verify products in the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Services revenue increased, primarily due to additional SaaS revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, devices and shipping costs  and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.2 million, or 29%, to $0.7 million in the three months ended March 31, 2016 compared to $0.6 million in the three months ended March 31, 2015. As a percentage of revenue, cost of revenue decreased to 8% in the three months ended March 31, 2016 compared to 10% in the three months ended March 31, 2015. The decrease in cost of revenue as a percentage of revenue is primarily due to lower royalty fees due to product mix in the current quarter.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $1.1 million, or 79%, to $2.6 million in the three months ended March 31, 2016 compared to $1.4 million in the three months ended March 31, 2015. As a percentage of revenue, selling and marketing expenses increased to 30% in the three months ended March 31, 2016 compared to 25% in the three months ended March 31, 2015. The increase is primarily due to higher personnel-related costs, increased outside services and additional costs from the Acquisition.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science.

Research and development expenses increased $0.4 million, or 31%, to $1.8 million in the three months ended March 31, 2016 compared to $1.4 million in the three months ended March 31, 2015. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended March 31, 2016 compared to 24% in the three months ended March 31, 2015. The increase in research and development expenses is primarily due to higher personnel-related costs and additional costs from the Acquisition.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.5 million, or 25%, to $2.3 million in the three months ended March 31, 2016 compared to $1.8 million in the three months ended March 31, 2015. As a percentage of revenue, general and administrative expenses decreased to 27% in the three months ended March 31, 2015 compared to 32% in the three months ended March 31, 2015. The increase in general and administrative expenses is primarily attributable to increased personnel-related costs and additional costs from the Acquisition, partially offset by lower litigation expenses.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses of $0.5 million during the three months ended March 31, 2016 consist primarily of amortization of deferred compensation, amortization of intangible assets, and legal expenses and fees paid to outside consultants in connection with the Acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio, interest expense on our capital lease and foreign currency transactional gain/losses. Interest and other income was $30,000 and $22,000 for the three months ended March 31, 2016 and March 31, 2015, respectively.

Income tax provision

Income tax provision for the three months ended March 31, 2016 and 2015 was $0.1 million and zero, respectively.

Comparison of the Six Months Ended March 31, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2016 and 2015 (in thousands, except percentages):

	March 31, 2016	March 31, 2015	Change $	Change %
Revenue
Software	$10,286	$7,740	$2,546	33%
Services	5,640	3,322	2,318	70%
Total revenue	$15,926	$11,062	$4,864	44%
Cost of revenue	$1,662	$1,055	$607	58%
% of revenue	10%	10%
Selling and marketing	$5,016	$2,867	$2,149	75%
% of revenue	31%	26%
Research and development	$3,520	$2,543	$977	38%
% of revenue	22%	23%
General and administrative	$4,355	$3,977	$378	10%
% of revenue	27%	36%
Acquisition-related costs and expenses	$1,084	$-	$1,084	100%
% of revenue	7%	0%
Other income (expense), net	$66	$37	$29	78%
% of revenue	0%	0%
Income tax provision	$95	$3	$92	3067%
% of revenue	1%	0%

Revenue

Total revenue increased $4.9 million, or 44%, to $15.9 million in the six months ended March 31, 2016 compared to $11.1 million in the six months ended March 31, 2015. The increase was due to an increase in sales of software licenses of $2.5 million, or 33%, to $10.3 million in the six months ended March 31, 2016 compared to $7.7 million in the six months ended March 31, 2015, and due to an increase in services revenue of $2.3 million, or 70%, to $5.6 million in the six months ended March 31, 2016 compared to $3.3 million in the six months ended March 31, 2015. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit®, Mobile Fill and Mobile Verify products in the six months ended March 31, 2016 compared to the six months ended March 31, 2015. Services revenue increased, primarily due to additional SaaS revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, compact discs and other media, and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.6 million, or 58%, to $1.7 million in the six months ended March 31, 2016 compared to $1.1 million in the six months ended March 31, 2015. As a percentage of revenue, cost of revenue remained at 10% in the six months ended March 31, 2016 and the six months ended March 31, 2015. The consistency in cost of revenue as a percentage of revenue is primarily due to an increase cost of revenue related to the Acquisition, partially offset by lower royalty expense due to product mix.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $2.1 million, or 75%, to $5.0 million in the six months ended March 31, 2016 compared to $2.9 million in the six months ended March 31, 2015. As a percentage of revenue, selling and marketing expenses increased to 31% in the six months ended March 31, 2016 compared to 26% in the six months ended March 31, 2015. The increase in sales and marketing expenses is primarily due to higher personnel-related costs, increased outside services and additional costs from the Acquisition.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science.

Research and development expenses increased $1.0 million, or 38%, to $3.5 million in the six months ended March 31, 2016 compared to $2.5 million in the six months ended March 31, 2015. As a percentage of revenue, research and development expenses decreased to 22% in the six months ended March 31, 2016 compared to 23% in the six months ended March 31, 2015. The increase in research and development expenses is primarily due to higher personnel-related costs and additional costs from the Acquisition.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.4 million, or 10%, to $4.4 million in the six months ended March 31, 2016 compared to $4.0 million in the six months ended March 31, 2015. As a percentage of revenue, general and administrative expenses decreased to 27% in the six months ended March 31, 2015 compared to 36% in the six months ended March 31, 2015. The increase in general and administrative costs is primarily attributable to increased personnel-related costs and additional costs from the Acquisition, partially offset by lower litigation expenses.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses of $1.1 million during the six months ended March 31, 2016 consist primarily of amortization of deferred compensation, amortization of intangible assets, and legal expenses and fees paid to outside consultants in connection with the Acquisition.

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio, interest expense on our capital lease and foreign currency transactional gain/losses. Interest and other income was $0.1 million for the six months ended March 31, 2016 compared to $37,000 for the six months ended March 31, 2015, an increase of $29,000, or 78%, primarily due to increased returns on our invested funds.

Income tax provision

Income tax provision for the six months ended March 31, 2016 and 2015 was $0.1 million and $3,000, respectively.

Liquidity and Capital Resources

On March 31, 2016, we had $31.9 million in cash and cash equivalents and investments compared to $26.7 million on September 30, 2015, an increase of $5.2 million, or approximately 19%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the six months ended March 31, 2016 was $5.2 million and resulted primarily from net income of $0.3 million, changes in operating assets and liabilities of $1.4 million and non-cash charges of $3.6 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares, amortization of intangible assets, and depreciation and amortization totaling $2.2 million, $0.8 million, $0.3 million and $0.2 million, respectively.

Net cash provided by operating activities during the six months ended March 31, 2015 was $2.5 million and resulted primarily from net income of $0.7 million and non-cash charges of $2.2 million, partially offset by decreases in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $1.7 million, $0.2 million, and $0.2 million, respectively.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities was $5.0 million during the six months ended March 31, 2016, which consisted primarily of cash provided by the sales and maturities of investments of $19.6 million, partially offset by purchases of investments of $14.5 million and $0.1 million in purchases of property and equipment.

Net cash used in investing activities was $4.6 million during the six months ended March 31, 2015, which consisted primarily of cash used in the purchase of investments of $18.0 million, partially offset by cash provided by the sales and maturities of investments of $13.4 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $0.3 million during the six months ended March 31, 2016, which consist primarily of proceeds of $0.3 million from the exercise of stock options.

Net cash used in financing activities was $1,000 during the six months ended March 31, 2015.

Other Liquidity Matters

On March 31, 2016, we had investments of $18.7 million, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At March 31, 2016, we had $14.9 million of our available-for-sale securities classified as current and $3.8 million were classified as long-term. At September 30, 2015, we had all of our available-for-sale securities totaling $23.9 million classified as current.

We had working capital of $24.1 million at March 31, 2016 compared to $24.0 million at September 30, 2015.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of March 31, 2016.

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

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2016, our marketable securities had remaining maturities between approximately one and 16 months and a fair market value of $18.7 million, representing approximately 44% of our total assets.

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

Foreign Currency Risk

As a result of the Acquisition, we have operations in the Netherlands and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statement of comprehensive income (loss).

Market Risk

The Company has had no change to market risk outlined in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Management’s Report on Internal Control over Financial Reporting

As described throughout this Form 10-Q, on June 17, 2015, the Company acquired IDchecker. While our financial statements for the quarter ended March 31, 2016 include the results of IDchecker, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of IDchecker’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2016 does not extend to IDchecker’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. IDchecker represented approximately 16%, or $6.9 million of our total assets at March 31, 2016 and approximately 14%, or $2.3 million of total revenue for the six months ended March 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of March 31, 2016, there have been no material developments in our historical legal proceedings since September 30, 2015.

Rothschild Mobile Imaging Innovations, Inc.

As previously disclosed in the Form 10-K, on May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology.  The litigation has been stayed by the court pending the completion of an Inter Partes Review (“IPR”) by the U.S. Patent and Trademark Office as to the patentability of the RMII patents.  Oral argument in the IPR proceedings was held on April 19, 2016.  A decision in the IPR proceedings is due by the end of July 2016.

On February 5, 2016, RMII filed a petition requesting that the U.S. Patent and Trademark office institute an Inter Partes Review (“IPR”) with respect to one of Mitek’s issued patents related to Mitek’s mobile check deposit technology (U.S. Patent No. 8,379,914).  In that IPR, RMII has challenged the patentability of all claims in the patent.  Mitek intends to file a preliminary response to RMII’s petition on May 10, 2016.  A decision as to whether the Patent and Trademark Appeal Board will institute RMII’s petition is expected no later than August 10, 2016.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2016, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement dated May 26, 2015, by and among Mitek Systems, Inc., IDchecker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Employment Agreement Dated January 14, 2016	*

10.2	Employment Agreement Dated February 26, 2016	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Notes to the Financial Statements.

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

May 3, 2016	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)