Form 10-Q
period 2016-06-30
MITEK SYSTEMS INC
filed 2016-08-03
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHNAGE ACT OF 1934

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

There were 32,727,452 shares of the registrant’s common stock outstanding as of August 1, 2016.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended June 30, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	June 30, 2016 (Unaudited)	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,009	$2,753
Short-term investments	19,908	23,921
Accounts receivable, net	4,614	3,937
Other current assets	1,445	798
Total current assets	30,976	31,409
Long-term investments	8,313	-
Property and equipment, net	826	975
Intangible assets, net	2,902	3,397
Goodwill	2,833	2,873
Other non-current assets	92	92
Total assets	$45,942	$38,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,107	$1,538
Accrued payroll and related taxes	2,440	2,061
Deferred revenue, current portion	3,815	3,516
Other current liabilities	650	289
Total current liabilities	8,012	7,404
Deferred revenue, non-current portion	162	222
Other non-current liabilities	791	687
Total liabilities	8,965	8,313
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 60,000,000 shares authorized, 32,726,140 and 31,721,114 issued and outstanding, as of June 30, 2016 and September 30, 2015, respectively	33	32
Additional paid-in capital	69,514	63,905
Accumulated other comprehensive loss	(68)	(3)
Accumulated deficit	(32,502)	(33,501)
Total stockholders’ equity	36,977	30,433
Total liabilities and stockholders’ equity	$45,942	$38,746

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(Unaudited)

(amounts in thousands except for share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue
Software	$5,760	$4,675	$16,046	$12,415
Services	3,345	1,765	8,985	5,087
Total revenue	9,105	6,440	25,031	17,502
Operating costs and expenses
Cost of revenue-software	157	266	679	705
Cost of revenue-services	636	326	1,776	942
Selling and marketing	2,940	1,646	7,956	4,513
Research and development	1,940	1,353	5,460	3,896
General and administrative	2,185	1,804	6,537	5,700
Acquisition-related costs and expenses	553	736	1,640	816
Total operating costs and expenses	8,411	6,131	24,048	16,572
Operating income	694	309	983	930
Other income, net	45	30	111	66
Income before income taxes	739	339	1,094	996
Income tax benefit (provision)	-	578	(95)	575
Net income	$739	$917	$999	$1,571
Net income per share – basic	$0.02	$0.03	$0.03	$0.05
Net income per share – diluted	$0.02	$0.03	$0.03	$0.05
Shares used in calculating net income per share – basic	31,823,386	30,764,694	31,477,723	30,704,250
Shares used in calculating net income per share – diluted	34,531,964	31,645,696	33,461,787	31,389,569
Other comprehensive income:
Net income	$739	$917	$999	$1,571
Foreign currency translation adjustment	31	(1)	(98)	(1)
Unrealized gain on investments	26	-	33	(6)
Other comprehensive income	$796	$916	$934	$1,564

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended June 30,
	2016	2015
Operating activities:
Net income	$999	$1,571
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,108	2,495
Amortization of closing and earnout shares	1,128	50
Amortization of intangible assets	449	24
Depreciation and amortization	329	322
Accretion and amortization on debt securities	131	314
Provision for bad debt	-	9
Changes in assets and liabilities:
Accounts receivable	(672)	(433)
Other assets	(587)	(444)
Accounts payable	(431)	351
Accrued payroll and related taxes	377	(119)
Deferred revenue	262	671
Other liabilities	198	(621)
Net cash provided by operating activities	5,291	4,190
Investing activities:
Purchases of investments	(28,946)	(21,805)
Sales and maturities of investments	24,549	17,956
Acquisition, net of cash acquired		(5,433)
Purchases of property and equipment	(140)	(52)
Net cash used in investing activities	(4,537)	(9,334)
Financing activities:
Proceeds from exercise of stock options, net	1,599	125
Principal payments on capital lease obligations	(17)	(16)
Net cash provided by financing activities	1,582	109
Foreign currency effect on cash and cash equivalents	(80)	(1)
Net increase (decrease) in cash and cash equivalents	2,256	(5,036)
Cash and cash equivalents at beginning of period	2,753	7,767
Cash and cash equivalents at end of period	$5,009	$2,731
Supplemental disclosures of cash flow information:
Cash paid for interest	$1	$3
Cash paid for income taxes	$84	$3
Supplemental disclosures of non-cash investing and financing activities:
Settlement of note receivable as consideration for business acquisition	$-	$250
Unrealized holding gain (loss) on available-for-sale investments	$33	$(6)

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes and pay bills, as well as verify their identity by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device’s keyboard. As of June 30, 2016, the Company has been granted 27 patents and it has an additional 16 patent applications pending.

The Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage. These products enable banks and other businesses to improve know your customer processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of June 30, 2016, 5,205 financial institutions have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

The Company markets and sells the Mitek Mobile Identity Suite of mobile capture and identity verification software products directly to enterprise customers or through channel partners. These software solutions are embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of June 30, 2016 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the United States (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the U.S. Securities and Exchange Commission on December 7, 2015.

Results for the three and nine months ended June 30, 2016 are not necessarily indicative of results for any other interim period or for a full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s foreign subsidiaries operate and sell the Company’s products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  The Company recorded net gains (losses) resulting from foreign exchange translation of $31,000 and $(1,000) for the three months ended June 30, 2016 and 2015, respectively, and net losses of  $0.1 million and $1,000 for the nine months ended June 30, 2016 and 2015, respectively.

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

Goodwill and Purchased Intangible Assets

Goodwill resulted from the acquisition of IDchecker in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews the goodwill and indefinite-lived intangible asset for impairment at least annually in the fourth fiscal quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit and/or the indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the stock price, a significant decline in projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and FASB ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between operations and the common nature of the products, services and customers. As the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on market capitalization as this represents the best evidence of fair value. In the fourth quarter of fiscal 2015, we completed the annual goodwill impairment test as of September 30, 2015 and concluded that goodwill was not impaired. The conclusion that goodwill was not impaired was based on a comparison of net assets as of September 30, 2015 to market capitalization.

Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets.

Net Income Per Share

The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as options and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.

For the three and nine months ended June 30, 2016 and 2015, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Stock options	516,671	2,288,077	899,426	2,316,232
Restricted stock units	6,374	330,684	41,620	408,869
IDchecker closing shares	238,688	-	322,399	-
Total potentially dilutive common shares outstanding	761,733	2,618,761	1,263,445	2,725,101

The calculation of basic and diluted net income per share is as follows (amounts in thousands, except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Net income	$739	$917	$999	$1,571
Weighted-average common shares outstanding:
Basic	31,823,386	30,764,694	31,477,723	30,704,250
Diluted	34,531,964	31,645,696	33,461,787	31,389,569
Net income per share:
Basic	$0.02	$0.03	$0.03	$0.05
Diluted	$0.02	$0.03	$0.03	$0.05

Revenue Recognition

Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and VSOE of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances, when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Certain customers have agreements that provide for usage fees above fixed minimums.  Usage fees above fixed minimums are recognized as revenue when such amounts are reasonably estimable and billable. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the Statements of Operations and Other Comprehensive Income. No other-than-temporary impairment charges were recognized in the three or nine months ended June 30, 2016 or 2015.

All investments whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $12,300  and $12,900 as of June 30, 2016 and September 30, 2015, respectively.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2016 and 2015, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of June 30, 2016 or September 30, 2015.

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

Comprehensive Income

Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the Consolidated Balance Sheets at June 30, 2016 is an accumulated other comprehensive loss of $68,000, compared to $3,000  at September 30, 2015, related to the Company’s available-for-sale securities and foreign currency translation adjustments.

Recent Accounting Pronouncements

In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of the provisions of ASC 606.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments (Topic 805)” (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

No other new accounting pronouncement issued or effective during the three months ended June 30, 2016 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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

The total consideration for the Acquisition was $5.6 million in cash (the “Cash Payment”), subject to adjustments for transaction expenses, indebtedness, and working capital adjustments, and forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to IDchecker. Approximately $2.7 million in shares (the “Closing Shares”) of the Company’s common stock, par value $0.001 per share (“Common Stock”), or 712,790  Closing Shares, were issued to the Sellers at the closing of the Acquisition. In January 2016, the Company issued 137,306 additional shares (the “Paid Earnout Shares”) to the Sellers for achievement by IDchecker of certain revenue and net income targets for the nine-month period ended September 30, 2015.  In addition, the Company may issue to the Sellers up to an aggregate of $1.0 million in additional shares of Common Stock (together with the Paid Earnout Shares, the “Earnout Shares”) subject to the achievement of certain revenue and net income targets by IDchecker during the twelve-month period ending on September 30, 2016 (the “Earnout Period”). If the revenue or net income achieved by IDchecker during the Earnout Period is less than the applicable targets but equal to or greater than 80% of such targets, the Sellers will receive a prorated amount of Earnout Shares. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to the Company’s consolidated financial statements.

Upon the closing of the Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification obligations. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund, and to the extent any future Earnout Shares are issued to the Sellers, 20% of such Earnout Shares will be placed in the escrow fund. The escrow fund will be maintained for up to 24 months following the last issuance of Earnout Shares or until such earlier time as the escrow fund is exhausted.

The purchase price is subject to a post-closing adjustment in net working capital as provided in the Share Purchase Agreement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates	$2,873
Effect of movements in exchange rates	(40)
Goodwill	$2,833

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets, (see Note 4 to the Company’s consolidated financial statements).  The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2.9 million was recorded in the Consolidated Balance Sheets.  The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes.

3. INVESTMENTS

The following table summarizes investments by type of security as of June 30, 2016 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$12,245	$1	$(4)	$12,242
Corporate debt securities, long-term	2,302	—	(4)	2,298
Government debt securities, short-term	7,677	—	(11)	7,666
Government debt securities, long-term	6,027	—	(12)	6,015
Total	$28,251	$1	$(31)	$28,221

The following table summarizes investments by type of security as of September 30, 2015 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$23,924	$3	$(6)	$23,921
Corporate debt securities, long-term	—	—	—	—
Total	$23,924	$3	$(6)	$23,921

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2016 and September 30, 2015, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other than temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2016 and 2015.

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
•

Level 2—Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition related contingent consideration as of June 30, 2016 and September 30, 2015, respectively (amounts shown in thousands):

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2016:
Assets:
Short-term investments:
Corporate debt securities
Industrial	$3,569	$—
Financial	5,422	—
Commercial paper
Financial	3,251	—
Government debt securities
U.S. Treasury	7,666	—
Long-term investments:
Corporate debt securities
Industrial	2,298	—
Government debt securities
U.S. Treasury	6,015	—
Total assets at fair value	$28,221	$—
Liabilities:
Acquisition-related contingent consideration	—	267
Total liabilities at fair value	$—	$267

	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2015:
Assets:
Short-term investments:
Corporate debt securities
Financial	$10,308	$—
Industrial	9,665	—
Utility	1,802	—
Commercial paper
Industrial	1,448	—
Financial	698	—
Total assets at fair value	$23,921	$—
Liabilities:
Acquisition-related contingent consideration	—	47
Total liabilities at fair value	$—	$47

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2016 (amounts shown in thousands):

Balance at September 30, 2015	$47
Expenses recorded due to changes in fair value	220
Payments	—
Balance at June 30, 2016	$267

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill balances of $2.8 million and $2.9 million at June 30, 2016 and September 30, 2015, respectively, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2 to the Company’s consolidated unaudited financial statements. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets as of June 30, 2016 are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,337	$406	$1,931
Customer relationships	6 years	957	166	791
Tradenames	5 years	227	47	180
Total intangible assets		$3,521	$619	$2,902

Amortization expense related to acquired intangible assets was $0.2 million and $24,000 for the three months ended June 30, 2016 and 2015, respectively, and $0.4 million and $24,000 for the nine months ended June 30, 2016 and 2015, respectively, and is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2016 (remaining three months)	$149
2017	594
2018	594
2019	594
2020	582
Thereafter	389
Total	$2,902

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Cost of Sales	$37	$1	$89	$1
Sales and marketing	260	176	748	543
Research and development	159	130	502	427
General and administrative	491	503	1,769	1,524
Stock-based compensation expense included in expenses	$947	$810	$3,108	$2,495

    The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2016 and 2015 were based on the following assumptions:

	Nine Months Ended June 30, 2016	Nine Months Ended June 30, 2015
Risk-free interest rate	1.43% – 1.75%	1.29% – 1.66%
Expected life (years)	5.90	5.25
Expected volatility	83%	98%
Expected dividends	None	None

The expected life of options granted is derived using assumed exercise rates based on historical exercise patterns and vesting terms, and represents the period of time that options granted are expected to be outstanding. Expected stock price volatility is based upon implied volatility and other factors, including historical volatility. After assessing all available information on either historical volatility, or implied volatility, or both, the Company concluded that a combination of both historical and implied volatility provides the best estimate of expected volatility.

As of June 30, 2016, the Company had $8.4 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.95 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On January 27, 2016, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of Common Stock reserved for issuance thereunder from 4,000,000 shares to 6,000,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of June 30, 2016, (i) stock options to purchase 1,987,046 shares of Common Stock and 1,288,419 RSUs were outstanding under the 2012 Plan, and 2,139,637 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,099,728 shares of Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of Common Stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. As of June 30, 2016, (i) 644,998 RSUs were outstanding under the Director Plan and (ii) 130,171 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2015	3,647,705	$3.70	7.15
Granted	98,500	$4.51
Exercised	(612,347)	$2.61
Cancelled	(47,084)	$4.28
Outstanding, June 30, 2016	3,086,774	$3.94	6.69

The Company recognized $0.3 million and $1.1 million in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2016, respectively. The Company recognized $0.5 million and $1.6 million in stock-based compensation expense related to outstanding stock options in the three and nine months ended June 30, 2015, respectively. As of June 30, 2016, the Company had $2.3 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.6 years. As of June 30, 2015, the Company had $3.7 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.8 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2016 and 2015 was $2.8 million and $0.3 million, respectively. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2016 was $4.51. As of June 30, 2016, there were 3,086,774 options outstanding with a weighted-average remaining contractual term, weighted-average exercise price and aggregate intrinsic value of 6.69 years, $3.94 and $11.5 million, respectively. As of June 30, 2015, there were 3,777,993 options outstanding with a weighted average remaining contractual term, weighted average exercise price and aggregate intrinsic value of 7.2 years, $3.61 and $4.2 million, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2016:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2015	802,917	$4.49
Granted	1,414,000	$4.59
Settled	(255,371)	$4.95
Cancelled	(28,127)	$4.17
Outstanding, June 30, 2016	1,933,419	$4.51

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.7 million and $2.0 million in stock-based compensation expense related to outstanding RSUs in the three and nine months ended June 30, 2016, respectively.  The Company recognized $0.3 million and $0.9 million in stock-based compensation expense related to outstanding RSUs in the three and nine months ended June 30, 2015, respectively. As of June 30, 2016, the Company had $6.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.85 years. As of June 30, 2015, the Company had $2.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.

Closing Shares

In connection with the closing of the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. The Company recognized $0.3 million and $0.9 million in stock-based compensation expense related to the Closing Shares for the three and nine months ended June 30, 2016.  As of June 30, 2016, the Company had $1.5 million of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining Service Period.

Earnout Shares

In addition to the Cash Payment and the issuance of Closing Shares, in each case at the closing of the Acquisition, the Company issued 137,306 Paid Earnout Shares to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Subject to the achievement of certain revenue and net income targets by IDchecker for the twelve-month period ending on September 30, 2016 (the “Earnout Determination Date”), the Company may issue to the Sellers up to an aggregate of $1.0 million in additional shares of Common Stock.

Within 75 days after the Earnout Determination Date, the Company will deliver to the Sellers a written statement of the calculation of the revenue and net income for the Earnout Period.  The number of shares issuable upon achievement of the revenue targets and net income targets, as applicable, will be calculated based on the volume weighted average closing price of the Common Stock over the 10 trading-day period ending on and including the Earnout Determination Date. Earnout Shares issued, if any, will vest and be eligible for resale such that 12.5% of the Earnout Shares will vest and be released for resale on the six-month anniversary of the Earnout Determination Date and thereafter, the remaining 87.5% of the applicable Earnout Shares will vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDC NL and occurs over a period of 27 months from the Earnout Determination Date.

The Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $46,000 and $0.2 million in stock-based compensation expense related to the Earnout Shares for the three and nine months ended June 30, 2016, which is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of June 30, 2016 or September 30, 2015, and has not recognized interest and/or penalties in the Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended June 30, 2016 or June 30, 2015.

7. COMMITMENTS AND CONTINGENCIES

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

On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015.  On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015, RMII has since agreed to the unpatentability of one of its four asserted patents and oral argument in the IPR proceedings on the other three asserted patents was held on April 19, 2016.  The PTAB issued final written decisions on June 17, July 15, and July 20 of 2016 which invalidated all claims of the three remaining patents asserted against the Company.   The Company and plaintiff are required to report the final decisions to the Court no later than August 3, 2016 at which time the Company intends to request a dismissal of the case with prejudice based on the invalidation of all patent claims.

On February 5, 2016, RMII filed an IPR petition against one of the Company’s issued patents (U.S. Patent No. 8,379,914).  In that IPR, RMII has challenged the patentability of all claims in the patent.  The Company filed a preliminary response to RMII’s petition on May 10, 2016.  On July 27, 2016 the Patent and Trademark Appeal Board issued a Decision in which it denied RMII’s petition and declined to institute an Inter Partes Review of Mitek’s patent.

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

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 22,523 square feet of office space in San Diego, California. The term of the lease for the Company’s offices continues through June 30, 2019. The annual base rent under the lease is approximately $0.5 million per year and is subject to annual increases of approximately 3% per year. In connection with the lease, the Company received tenant improvement allowances totaling $0.7 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2016, the unamortized balance of the lease incentives was $0.3 million, of which $0.1 million has been included in other current liabilities and $0.2 million has been included in other non-current liabilities. Under the terms of the lease, the Company issued a standby letter of credit to the landlord that allows for one or more draws of up to $0.2 million over the term of the lease. The offices of IDchecker are located in the Netherlands and the term of the lease continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended June 30, 2016, the Company derived revenue of $3.7 million from two customers, with such customers accounting for 22% and 19%, respectively, of the Company’s total revenue.  For the three months ended June 30, 2015, the Company derived revenue of $3.6 million from three customers, with such customers accounting for 24%, 20% and 12%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2016, the Company derived revenue of $4.4 million from one customer, with such customer accounting for 18% of the Company’s total revenue. For the nine months ended June 30, 2015, the Company derived revenue of $6.6 million from two customers, with such customers accounting for 27% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $0.6 million and $2.0 million at June 30, 2016 and 2015, respectively.

The Company’s revenue is derived primarily from sales by the Company to channel partners, including systems integrators and resellers, and end-users of licenses to sell products covered by the Company’s patented technologies. These contractual arrangements do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products. In most cases, the channel partners purchase the license from the Company after they receive an order from an end-user. The channel partners receive orders from various individual end-users; therefore, the sale of a license to a channel partner may represent sales to multiple end-users. End-users can purchase the Company’s products through more than one channel partner.

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

International sales accounted for approximately 11% and 10% of the Company’s total revenue for the three and nine months ended June 30, 2016, respectively. International sales accounted for approximately 3% and 1% of the Company’s total revenue for the three and nine months ended June 30, 2015, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2016 and 2015, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A- “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, filed with the SEC on December 7, 2015 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.

Overview

Mitek Systems, Inc. develops, markets and sells proprietary mobile capture and identity verification software solutions for enterprise customers.

Our mobile capture and identify verification technologies are embedded into the mobile applications of leading brands across the globe to improve usability while minimizing risk. They serve the needs of any regulated business that has obligations to know its customers.

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

The smartphone market is undergoing significant growth. More than 90% of millennials own a smartphone and its most utilized feature is the camera, according to industry analyst ComScore. A 2015 survey conducted by Zogby Analytics (“Millennials – The Next Mobile Disruptors”) revealed three key findings: (i) millennials are embracing adoption of a mobile self-service channel; (ii) they expect to use their mobile device’s camera to deliver an easy mobile commerce experience; and (iii) the mobile camera is key for businesses looking to engage with this demographic. Mitek is leveraging the mobile camera through our Mitek Mobile Identity Suite to create a superior user experience across all versions of the Apple iPhone and Android devices.

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

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. According to industry analyst Celent, more than 70 million consumers are using our Mobile Deposit solution. Our Mobile Deposit solution has now processed over one billion check deposits.  We began selling Mobile Deposit in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.  Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit, but is specific to small and medium size businesses. It adds capabilities including mobile multi-check capture and invoice capture to help businesses reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Just like the retail side of banks, the commercial and treasury divisions recognize substantially lower transaction costs associated with processing checks through the mobile channel, and are thus highly motivated to drive more mobile deposit transactions as an alternative to branch or ATM transactions. In addition, many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.

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

Third Quarter Fiscal 2016 Highlights

•

Revenues for the three months ended June 30, 2016 were $9.1 million, an increase of 41% compared to revenues of $6.4 million in the three months ended June 30, 2015. Net income was $0.7 million, or $0.02 per diluted share, during the three months ended June 30, 2016, a decrease of 19% compared to net income of $0.9 million, or $0.03 per diluted share, during the three months ended June 30, 2015.

•

Our mobile check deposit business continued to grow.  During the third quarter of fiscal 2016 the total number of financial institutions licensing our technology exceeded 5,200.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•

We added new patents to our portfolio during the third quarter of fiscal 2016 bringing our total number of issued patents to 27 as of June 30, 2016.  In addition, we have 16 patent applications as of June 30, 2016.

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

To sustain our growth in 2016 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,200 financial institutions to increase adoption of our ID capture and verification solutions.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2016 and 2015 (amounts in thousands, except percentages):

	June 30, 2016	June 30, 2015	Change $	Change %
Revenue
Software	$5,760	$4,675	$1,085	23%
Services	3,345	1,765	1,580	90%
Total revenue	$9,105	$6,440	$2,665	41%
Cost of revenue	$793	$592	$201	34%
% of revenue	9%	9%
Selling and marketing	$2,940	$1,646	$1,294	79%
% of revenue	32%	26%
Research and development	$1,940	$1,353	$587	43%
% of revenue	21%	21%
General and administrative	$2,185	$1,804	$381	21%
% of revenue	24%	28%
Acquisition-related costs and expenses	$553	$736	$(183)	(25)%
% of revenue	6%	11%
Other income, net	$45	$30	$15	50%
% of revenue	0%	0%
Income tax benefit (provision)	$-	$578	$(578)	(100)%
% of revenue	0%	9%

Revenue

Total revenue increased $2.7 million or 41%, to $9.1 million in the three months ended June 30, 2016 compared to $6.4 million in the three months ended June 30, 2015. The increase was due to an increase in sales of software licenses of $1.1 million, or 23%, to $5.8 million in the three months ended June 30, 2016 compared to $4.7 million in the three months ended June 30, 2015, and due to an increase in services revenue of $1.6 million, or 90%, to $3.3 million in the three months ended June 30, 2016 compared to $1.8 million in the three months ended June 30, 2015. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit®, Mobile Fill and Mobile Verify products in the three months ended June 30, 2016 compared to the three months ended June 30, 2015. Services revenue increased, primarily due to additional Software as a Service (“SaaS”) revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.2 million, or 34%, to $0.8 million in the three months ended June 30, 2016 compared to $0.6 million in the three months ended June 30, 2015. As a percentage of revenue, cost of revenue remained at 9% in the three months ended June 30, 2016 and the three months ended June 30, 2015.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $1.3 million, or 79%, to $2.9 million in the three months ended June 30, 2016 compared to $1.6 million in the three months ended June 30, 2015. As a percentage of revenue, selling and marketing expenses increased to 32% in the three months ended June 30, 2016 compared to 26% in the three months ended June 30, 2015. The increase is primarily due to higher personnel-related costs, and additional costs from the Acquisition.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science.

Research and development expenses increased $0.6 million, or 43%, to $1.9 million in the three months ended June 30, 2016 compared to $1.4 million in the three months ended June 30, 2015. As a percentage of revenue, research and development expenses remained at 21% in the three months ended June 30, 2016 and the three months ended June 30, 2015. The increase in research and development expenses is primarily due to higher personnel-related costs and additional costs from the Acquisition.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.4 million, or 21%, to $2.2 million in the three months ended June 30, 2016 compared to $1.8 million in the three months ended June 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended June 30, 2015 compared to 28% in the three months ended June 30, 2015. The increase in general and administrative expenses is primarily attributable to increased personnel-related costs and additional costs from the Acquisition, partially offset by lower litigation expenses.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses decreased $0.2 million, or 25%, to $0.6 million in the three months ended June 30, 2016 compared to $0.7 million in the three months ended June 30, 2015. The decrease is primarily due to lower legal expenses and fees paid to outside consultants in connection with the Acquisition offset by higher amortization of deferred compensation, and amortization of intangible assets.

Other Income, Net

Other income, net includes interest income net of amortization on our marketable securities portfolio, interest expense on our capital lease and foreign currency transactional gain/losses. Interest and other income was $45,000 and $30,000 for the three months ended June 30, 2016 and June 30, 2015, respectively.

Income tax benefit (provision),

Income tax benefit (provision) for the three months ended June 30, 2016 and 2015 was zero and $0.6 million, respectively. Included in the benefit for the three months ended June 30, 2015 is a discrete tax benefit of $0.6 million which arose from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Comparison of the Nine Months Ended June 30, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2016 and 2015 (amounts in thousands, except percentages):

	June 30, 2016	June 30, 2015	Change $	Change %
Revenue
Software	$16,046	$12,415	$3,631	29%
Services	8,985	5,087	3,898	77%
Total revenue	$25,031	$17,502	$7,529	43%
Cost of revenue	$2,455	$1,647	$808	49%
% of revenue	10%	9%
Selling and marketing	$7,956	$4,513	$3,443	76%
% of revenue	32%	26%
Research and development	$5,460	$3,896	$1,564	40%
% of revenue	22%	22%
General and administrative	$6,537	$5,700	$837	15%
% of revenue	26%	33%
Acquisition-related costs and expenses	$1,640	$816	$824	101%
% of revenue	7%	5%
Other income, net	$111	$66	$45	68%
% of revenue	0%	0%
Income tax benefit (provision)	$(95)	$575	$(670)	(117)%
% of revenue	0%	3%

Revenue

Total revenue increased $7.5 million, or 43%, to $25.0 million in the nine months ended June 30, 2016 compared to $17.5 million in the nine months ended June 30, 2015. The increase was due to an increase in sales of software licenses of $3.6 million, or 29%, to $16.0 million in the nine months ended June 30, 2016 compared to $12.4 million in the nine months ended June 30, 2015, and due to an increase in services revenue of $3.9 million, or 77%, to $9.0 million in the nine months ended June 30, 2016 compared to $5.1 million in the nine months ended June 30, 2015. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit®, Mobile Fill and Mobile Verify products in the nine months ended June 30, 2016 compared to the nine months ended June 30, 2015. Services revenue increased, primarily due to additional SaaS revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.8 million, or 49%, to $2.5 million in the nine months ended June 30, 2016 compared to $1.6 million in the nine months ended June 30, 2015. As a percentage of revenue, cost of revenue increased to 10% in the nine months ended June 30, 2016 compared to 9% in the nine months ended June 30, 2015. The increase in cost of revenue as a percentage of revenue is primarily due to an increase in cost of revenue related to the Acquisition, partially offset by lower royalty expense due to product mix.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $3.4 million, or 76%, to $8.0 million in the nine months ended June 30, 2016 compared to $4.5 million in the nine months ended June 30, 2015. As a percentage of revenue, selling and marketing expenses increased to 32% in the nine months ended June 30, 2016 compared to 26% in the nine months ended June 30, 2015. The increase in sales and marketing expenses is primarily due to higher personnel-related costs, increased outside services and additional costs from the Acquisition.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science.

Research and development expenses increased $1.6 million, or 40%, to $5.5 million in the nine months ended June 30, 2016 compared to $3.9 million in the nine months ended June 30, 2015. As a percentage of revenue, research and development expenses remained at 22% in the nine months ended June 30, 2016 and the nine months ended June 30, 2015. The increase in research and development expenses is primarily due to higher personnel-related costs and additional costs from the Acquisition.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.8 million, or 15%, to $6.5 million in the nine months ended June 30, 2016 compared to $5.7 million in the nine months ended June 30, 2015. As a percentage of revenue, general and administrative expenses decreased to 26% in the nine months ended June 30, 2015 compared to 33% in the nine months ended June 30, 2015. The increase in general and administrative costs is primarily attributable to increased personnel-related costs and additional costs from the Acquisition, partially offset by lower litigation expenses.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses increased $0.8 million, or 101%, to $1.6 million in the nine months ended June 30, 2016 compared to $0.8 million in the nine months ended June 30, 2015. The increase is primarily due to higher amortization of deferred compensation, amortization of intangible assets partially offset by lower legal expenses and fees paid to outside consultants in connection with the Acquisition.

Other Income, Net

Other income, net includes interest income net of amortization on our marketable securities portfolio, interest expense on our capital lease and foreign currency transactional gain/losses. Interest and other income was $0.1 million for the nine months ended June 30, 2016 and the nine months ended June 30, 2015.

Income tax benefit (provision)

Income tax benefit (provision) for the nine months ended June 30, 2016 and 2015 was ($0.1) million and $0.6 million, respectively. Included in the benefit for the nine months ended June 30, 2015 is a discrete tax benefit of $0.6 million which arose from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition. The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Liquidity and Capital Resources

On June 30, 2016, we had $33.2 million in cash and cash equivalents and investments compared to $26.7 million on September 30, 2015, an increase of $6.5 million, or approximately 24%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities, as well as proceeds received from the exercise of stock options.

Net Cash Provided by Operating Activities

Net cash provided by operating activities during the nine months ended June 30, 2016 was $5.3 million and resulted primarily from net income of $1.0 million and non-cash charges of $5.1 million, partially offset by decreases in operating assets and liabilities of $0.8 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets, and depreciation and amortization totaling $3.1 million, $1.1 million, $0.4 million and $0.3 million, respectively.

Net cash provided by operating activities during the nine months ended June 30, 2015 was $4.2 million and resulted primarily from net income of $1.6 million and non-cash charges of $3.2 million, partially offset by decreases in operating assets and liabilities of $0.6 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, depreciation and amortization, and accretion and amortization on debt securities totaling $2.5 million, $0.3 million, and $0.3 million, respectively.

Net Cash Used by Investing Activities

Net cash used by investing activities was $4.5 million during the nine months ended June 30, 2016, which consisted primarily of cash used by purchases of investments of $28.9 million and $0.1 million in purchases of property and equipment, partially offset by the sales and maturities of investments of $24.5 million.

Net cash used in investing activities was $9.3 million during the nine months ended June 30, 2015, which consisted primarily of cash used in the purchase of investments of $21.8 million and $5.4 million used in the Acquisition, partially offset by cash provided by the sales and maturities of investments of $18.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.6 million during the nine months ended June 30, 2016, which consist primarily of proceeds of $1.6 million from the exercise of stock options.

Net cash provided by financing activities was $0.1 million during the nine months ended June 30, 2015, which consist primarily of proceeds of $0.1 million from the exercise of stock options.

Other Liquidity Matters

On June 30, 2016, we had investments of $28.2 million, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets. At June 30, 2016, we had $19.9 million of our available-for-sale securities classified as current and $8.3 million of our available-for-sale securities classified as long-term. At September 30, 2015, we had all of our available-for-sale securities totaling $23.9 million classified as current.

We had working capital of $23.0 million at June 30, 2016 compared to $24.0 million at September 30, 2015.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of June 30, 2016.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Form 10-K. We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2016, our marketable securities had remaining maturities between approximately one and 15 months and a fair market value of $28.2 million, representing approximately 61% of our total assets.

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

Foreign Currency Risk

As a result of the Acquisition, we have operations in the Netherlands that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the Consolidated Statements of Operations and Comprehensive Income.

Market Risk

The Company has had no material changes to market risk as outlined in the Form 10-K.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Management’s Report on Internal Control over Financial Reporting

As described throughout this Form 10-Q, on June 17, 2015, the Company acquired IDchecker. While our financial statements for the quarter ended June 30, 2016 include the results of IDchecker, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of IDchecker’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2015 does not extend to IDchecker’s internal control over financial reporting.

We are currently integrating policies, processes, technology and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. IDchecker represented approximately 16%, or $7.2 million of our total assets at June 30, 2016 and approximately 15%, or $3.6 million of our total revenue for the nine months ended June 30, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. Other than as set forth below, as of June 30, 2016, there have been no material developments in our historical legal proceedings since September 30, 2015.

Rothschild Mobile Imaging Innovations, Inc.

As previously disclosed in the Form 10-K, on May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology.  The litigation was stayed by the court pending the completion of an Inter Partes Review (“IPR”) by the U.S. Patent and Trademark Office as to the patentability of the RMII patents.  Oral argument in the IPR proceedings was held on April 19, 2016.  The U.S. Patent and Trademark Office issued final written decisions on June 17, July 15, and July 20 of 2016 which invalidated all claims of the three remaining patents asserted against the Company.   The Company and plaintiff are required to report the final decisions to the Court no later than August 3, 2016 at which time the Company intends to request a dismissal of the case with prejudice based on the invalidation of all patent claims.

On February 5, 2016, RMII filed a petition requesting that the U.S. Patent and Trademark office institute an Inter Partes Review with respect to one of Mitek’s issued patents (U.S. Patent No. 8,379,914).  In that IPR, RMII challenged the patentability of all claims in the patent.  Mitek filed a preliminary response to RMII’s petition on May 10, 2016.  On July 27, 2016 the Patent and Trademark Appeal Board issued a Decision in which it denied RMII’s petition and declined to institute an Inter Partes Review of Mitek’s patent.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2016, that were not previously disclosed in a Current Report on Form 8-K.

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

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.

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

August 2, 2016	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)