Form 10-K
period 2016-09-30
MITEK SYSTEMS INC
filed 2016-12-09
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 001-35231

MITEK SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State of Incorporation)	(I.R.S. Employer Identification No.)
600 B Street, Suite 100 San Diego, California	92101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (619) 269-6800

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	NASDAQ Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $205,961,297. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 33,081,039 shares of the registrant’s common stock outstanding as of November 30, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.

FORM 10-K

For The Fiscal Year Ended September 30, 2016

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

Overview

Mitek is a global provider of mobile capture and identity verification software solutions for enterprises. We are currently serving more than 5,400 financial services organizations and leading brands across the globe.  Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.

Mitek invented Mobile Deposit® which is used today by millions of consumers in the U.S. and Canada for mobile check deposit.  Following the success of Mobile Deposit®, Mitek has introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.

Mitek is also applying our mobile and imaging expertise to digital identity verification globally. Mitek’s image based identity verification product, Mobile Verify™, is empowering the digital transformation of companies operating in highly regulated markets by enabling them to identify with whom they are conducting business.  Identity verification is mandatory to be in compliance with many governmental Know Your Customer and Anti-Money Laundering regulatory requirements around the globe.

Our identity verification technology has been selected for use with digital/mobile on-boarding, fast money movement, and user re-authentication when irregular activity is suspected. While our solutions are primarily used in financial services (banks, credit unions, lenders, payments processers, card issuers, insurers, etc) we are also seeing adoption by telecommunications, healthcare, travel, retail, sharing economy companies and more.

We market and sell our products and services worldwide through internal, direct sales teams located in the US and Europe as well as through channel partners. Our direct sales strategy concentrates on large financial services organizations and medium sized companies. Our partner sales strategy includes channel partners who are financial services technology providers. These partners integrate our products into their solutions to meet the needs of their customers. The majority of our revenue is derived from software licenses with an increasing percentage of revenue from software as a service (“SaaS”) contracts.

Mitek is headquartered in San Diego, California, and has offices in Haarlem (the Netherlands) and London (United Kingdom).

Product and Technology Overview

Technology

During the fiscal year ended September 30, 2016, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.

Our mobile technology solutions are provided in two parts: (i) a software development kit (SDK) for mobile capture and (ii) a software platform for image correction, detection, extraction and authentication.  This proprietary technology effectively turns camera-equipped smartphones and tablets into mobile digital scanning devices that facilitate safe and compliant mobile onboarding and monetary transactions.

Our products and services process images of documents in many ways. These include quality analysis, image repair and optimization, document identification, the extraction of hand-printed and machine-printed text, and verification as to the validity of the document using both proprietary checks as well as verification of security features present on the document.

Products

Mobile Fill™

Mobile Fill™, which includes our touch free auto capture experience, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can pre-fill forms with personal data by simply snapping a picture of their driver license, credit card, or other document.  Organizations can use Mobile Fill™ for a variety of purposes, including streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a “switch and save” offer, and more. Mitek’s prime users for Mobile Fill include national and regional banks, credits unions, wireless telecom operators and insurance providers.

The second generation of our Mobile Fill™ product, Mobile Fill for Mobile Web™, enables consumers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.

Mobile Fill™ is integrated into native mobile apps and mobile websites.

Mobile Verify™

Mobile Verify™ is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications.  Mobile Verify combines our advanced auto capture experience with our computer vision technology to perform algorithmic-based tests that verify the authenticity of thousands of ID document types around the globe, including passports, driver's licenses and identity cards from nearly every nation. The key driver of digital identity verification is to meet stringent regulatory requirements mandated by governments and industry regulators globally for digital onboarding and money movement.

Mobile Docs™

Mobile Docs™ is a mobile document scanning solution.  It enables consumers to take photos of documents resulting in scanner-quality images.  Mobile Docs can be used to submit the trailing documents required for digital onboarding, lending and other use cases where additional documentation is required in a workflow.

Mobile Deposit® (for retail banking)

Mitek invented Mobile Deposit® to allow individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet.

Mobile Deposit® is utilized by the mobile banking apps of U.S. and Canadian retail banks.  As of September 30, 2016, more than 5,400 financial institutions had signed agreements to deploy Mobile Deposit®.  It allows users to make deposits by photographing the front and back of a check and submitting the image electronically.

The Mobile Deposit® process allows the consumer to take photographs of the front and back off a check and remotely deposit the check with their participating bank.  Mitek also enables a better user experience by making available our proprietary advanced mobile auto capture process which can assist users in automatically capturing a usable image of a check by simply holding their mobile device over the check.  We began selling Mobile Deposit® in the second fiscal quarter of 2008.

We received our first patent issued for this product in August 2010. Of Mitek’s 27 patents, 9 are related to methods and systems used to deposit a check via a mobile device’s camera, and an additional 13 support our core image processing science.

Commercial Mobile Deposit Capture™ (for business banking)

Our Commercial Mobile Deposit Capture™ product integrates the same core technology as Mobile Deposit® with additional capabilities specific to small and medium size businesses.  Additional capabilities include a mobile multi-check capture to help businesses eliminate the need for check scanners and trips to the ATM or bank branches.

Of the 19 billion checks deposited in the U.S. per the 2013 Federal Reserve Payments Study, a majority were deposited by businesses.  Many of the checks deposited by businesses are deposited in small batches and by businesses that are geographically dispersed.  In the past, banks have attempted to alleviate some of the issues related to commercial deposits by providing costly, single purpose scanners to their business customers to allow them to scan their checks on site.  Like many proprietary hardware solutions in the mobile era, the scanners are increasingly viewed as a costly annoyance by many businesses, plus they are not available at the point of service, which may occur away from the office, for instance when a delivery driver receives a check from a customer at the customer’s location.

Our Commercial Mobile Deposit Capture solution makes the process of depositing multiple checks significantly easier by, for instance, enabling the user to capture multiple checks individually in one video session (powered by our MiSnap technology) and then providing capabilities to virtually edit, append information to, and “batch” the items into a single business deposit which can be deposited remotely from the mobile device.

Our technology processes images of documents in many ways. These include quality analysis, image repair, document identification and the extraction of hand-printed and machine-printed text. Our solutions can be deployed on any back office, industrial or desktop scanner, or on camera-equipped smartphones or tablets, to optimize and extract select data from any scanned or photographed identity document, check, bill or other financial document. Our capabilities include mobile document capture, image recognition, repair and optimization, dynamic data extraction and several document-specific capabilities, such as courtesy amount recognition, legal amount recognition, passport machine readable zones, and reading of barcodes.

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

Sales and Marketing

We market and sell our products and services worldwide through internal, direct sales teams located in the US and Europe as well as through channel partners. Our direct sales strategy concentrates on large financial services organizations and medium sized companies. Our partner sales strategy includes channel partners who are financial services technology providers. These partners integrate our products into their solutions to meet the needs of their customers.

We derive revenue predominately from the sale of licenses (to both our on premise and SaaS products) and transaction fees to use our Mobile Deposit®, Commercial Mobile Deposit Capture™, Mobile Verify™, Mobile Fill™ and Mobile Docs™ products, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is derived from both the sale to our channel partners of licenses to sell the applications we offer as well as the direct sale to customers of licenses.

We have an internal marketing group that develops corporate and digital marketing strategies.  The internal team executes these strategies with the help of external resources as needed to support both direct sales and channel partners’ sales efforts.

For the fiscal year ended September 30, 2016, we derived revenue of $6.3 million, or 18% of our total revenue, from one customer, compared to revenue of $6.3 million or 25% of our total revenue, from one customer in the fiscal year ended September 30, 2015. For the fiscal year ended September 30, 2014, we derived revenue of $5.7 million, or 30% of our total revenue from one customer.

International revenues accounted for 15%, 5%, and 4% of our total revenue for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Revenues from our products are primarily denominated in U.S. dollars.

Intellectual Property

Our success depends in large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through a combination of patents, copyrights, trademarks, trade secrets, employee and third party non-disclosure agreements and other measures. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated, or circumvented. If we are unable to protect our intellectual property, or we infringe on the intellectual property rights of a third party, our operating results could be adversely affected.

As of September 30, 2016, the U.S. Patent and Trademark Office has issued us 27 patents and we have filed for 16 additional domestic and international patents. We have 19 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.

Market Opportunities, Challenges and Risks

We believe that financial institutions and other companies see our patented solutions as a way to provide an enhanced mobile customer experience, and at the same time, meet regulatory requirements.  The value of digital transformation to our customers is an increase in top line revenue and a reduction in the cost of sales and service.

We believe digital transformation initiatives are in their infancy. We predict growth in both our Mobile Deposit® and our ID products based on current trends of bank branch closure, more stringent regulations and ever increasing demand for mobile sales and service by millennials and mobile-first consumers.

Factors adversely affecting the pricing of, or demand for, our mobile solutions, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a few types of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The sales cycle for our software and services can be lengthy and the implementation cycles for our software and services by our channel partners and customers can also be lengthy, often a minimum of six months and sometimes longer for larger customers, and require significant investments. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition and results of operations may be adversely affected.

Revenues related to most of our on premise licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria.  Revenue related to our SaaS products is recognized ratably over the life of the contract or as transactions are used depending on the contract criteria.   The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.

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

We have a growing number of competitors in the mobile capture and identity verification industry, many of which have greater financial, technical, marketing and other resources. However, we believe our patented mobile capture and identity verification technology, our growing portfolio of products for the financial services industry and our market expertise gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate and convenient. To help us remain competitive, we intend to further strengthen our portfolio of products through research and development as well as partnering with other technology providers.

Competition

The market for our products and solutions is intensely competitive, subject to rapid change, and significantly affected by new product introductions and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from: (i) customer-developed solutions; (ii) companies offering alternative methods of identity verification; and (iii) companies offering competing technologies capable of mobile remote deposit capture or authenticating identity documents and facial photo comparison.

It is also possible that we will face competition from new industry participants or alternative technologies. Moreover, as the market for automated document processing, image recognition and authentication, check imaging and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability and technical support. We believe our primary competitive advantages in this market are: (i) our mobile auto capture user experience used by millions of consumers; (ii) our patented science; (iii) scalability; and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality and configured for new products, thereby allowing our software to be easily upgraded.

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

Internal research and development allows us to maintain closer technical control over our products and gives us the ability to determine which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning of our software products. We intend to expand our existing product offerings and introduce new mobile capture and identity verification capabilities that meet a broader set of needs of our customers. We intend to continue to support the major industry standard operating environments.

Our research and development organization includes software engineers and scientists, many of whom have advanced degrees, as well as additional personnel in quality assurance and related disciplines. All of our scientists and software engineers are involved in product development.

The development team includes specialists in artificial intelligence, computer vision, software engineering, user interface design, product documentation and quality assurance.  The team is responsible for maintaining and enhancing the performance, quality and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis.

Our research and development expenses for the years ended September 30, 2016, 2015 and 2014 were $7.8 million, $5.6 million, and $6.0 million respectively. We expect research and development expenses during fiscal year 2017 to increase as compared with those incurred in fiscal year 2016 as we continue our new product research and development efforts.

Employees and Labor Relations

As of September 30, 2016, we had 117 employees, 81 in the U.S. and 36 in Europe (UK and The Netherlands), 104 of which are full time.  Our total employee base consists of 57 sales and marketing and professional services employees, 41 research and development and support employees, and 19 employees in executive, finance, network administration and other capacities.  In addition, we engaged various consultants in the areas of research and development, product development, finance and marketing during fiscal year 2016. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time.  We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction.  We consider our relations with our employees to be good.

Available Information

Our principal offices are located at 600 B Street, Suite 100, San Diego, CA 92101 and our telephone number is (619) 269-6800. We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

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

Risks Associated With Our Business

We have a history of losses and we may not be able to maintain profitability in the future.

Our operations resulted in a net loss of $5.3 million and $7.3 million for the years ended September 30, 2014 and 2013, respectively. Although we generated net income for the years ended September 30, 2015 and September 30, 2016, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2016 and 2015, we had an accumulated deficit of $31.5 million and $33.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

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

Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed a study to assess whether an “ownership change” has occurred or whether there have been multiple “ownership changes” since we became a “loss corporation” as defined in Section 382. Future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” has occurred or does occur in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.

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

In fiscal years 2016, 2015 and 2014, sales of licenses to channel partners have comprised a significant part of our revenue.  This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

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

Entry into new lines of business, and our offering of new products and services, resulting from our acquisition of IDchecker may result in exposure to new risks.

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

Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright and patent law, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent. The Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology.

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

In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims that we have infringed on third party patents, there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information.  (See also Item 3—Legal Proceedings) If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

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

We plan to grant stock options or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2016, we had 2,170,549 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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

The combined company resulting from the acquisition of IDchecker may not perform as we or the market expects.  Expectations regarding IDchecker’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the business of IDchecker and assumptions relating to the near-term prospects for our industry generally and the market for the products of IDchecker in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:

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

Due to our operations in non-U.S. markets, we are subject to certain risks that could adversely affect our business, results of operations or financial condition.

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

Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax and other laws and regulations.

The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors or agents.  From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training and internal controls designed to reduce the risk of corrupt payments, our employees, vendors or agents may violate our policies. Our acquisition of IDchecker may significantly increase our exposure to potential liability under Anti-Corruption Laws. IDchecker was not historically subject to the Foreign Corrupt Practices Act, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, IDchecker’s operations did not comply with such laws.

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

Due to our international operations, we are subject to certain foreign tax regulations.  Such regulations may not be clear, not consistently applied and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

Our business is generally conducted in U.S. dollars. However, the costs of operating in the Netherlands and other European markets are subject to the effects of exchange fluctuations of the Euro against the U.S. dollar. When the U.S. dollar weakens against the Euro, our operating costs denominated in such currency will increase.  Fluctuations in the value of the Euro against the U.S. dollar will create greater uncertainty in our revenues and can adversely affect our operating results.

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

As of September 30, 2016: (i) our President, CEO and Chairman of our board of directors beneficially owned approximately 4.3% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 7.2% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware law, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. Although we currently do not have an effective universal shelf registration statement on file with the SEC, we have in the past and may in the future file such registration statements providing for the potential issuance of shares of our common stock and other securities.  Sales of substantial amounts of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. In addition, any such decline may make it more difficult for you to sell shares of our common stock at prices you may deem acceptable.

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

The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2016, the closing price of our common stock ranged from $1.91 to $9.28. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.

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

Our principal executive offices, as well as our research and development facility, are located in approximately 28,354 square feet of office space in San Diego, California. The term of the lease for our offices continues through April 30, 2020. The annual base rent under the lease is approximately $0.6 million per year.  IDchecker offices are located in Haarlem, The Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year.  We have a sales office in London, UK.  The term of this lease continues through May 31, 2017.  The annual base rent under this lease is approximately £65,000 per year.

We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS.

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits”) against us in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”). RMII subsequently filed amended complaints (together with the Initial Lawsuit and the Subsequent Lawsuits, the “RMII Lawsuits”) adding as defendants both Fiserv and NCR (the “Distributor Defendants”), each of whom distributes our mobile imaging technology to one or more of the Bank Defendants.   Based on our understanding of the claims, we agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with the RMII Lawsuits.  We are currently controlling the defense of such claims and have taken actions to defend the RMII Lawsuits, as more fully described herein.

On November 10, 2014, we filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against us, which motion was granted on August 3, 2015.  On November 19, 2014, we filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office instituted our petitions for Inter Partes Review (“IPR”) challenging the patentability of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

On July 20, 2016, the PTAB entered its final decision in the IPR proceedings.  The PTAB ruled that all claims asserted in the litigation in all four RMII patents were directed to unpatentable subject matter and thus not patent eligible.  On September 16, 2016, the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs.    Through that notice, Mitek requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice.  On September 16, 2016, RMII filed a motion to dismiss without prejudice.

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

Market Information

Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 30, 2016 was $5.60.

The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2016
Fourth Quarter	$8.50	$7.07
Third Quarter	9.28	5.62
Second Quarter	6.54	4.10
First Quarter	5.28	3.07
FISCAL YEAR ENDED SEPTEMBER 30, 2015
Fourth Quarter	$3.98	$3.15
Third Quarter	3.99	3.03
Second Quarter	3.85	2.75
First Quarter	3.96	1.91

Holders

As of November 30, 2016, there were 315 shareholders of record of our common stock and an undetermined number of beneficial owners.

Dividends

We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

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

The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2011 through September 30, 2016 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $9.25 per share on September 30, 2011, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2011	2012	2013	2014	2015	2016
MITK	$100.00	$34.92	$55.78	$26.05	$34.49	$89.62
NASDAQ Composite	$100.00	$129.03	$156.14	$186.03	$191.28	$219.92
NASDAQ-100 Technology Sector Index	$100.00	$118.83	$149.46	$189.30	$182.30	$236.97

ITEM 6.	SELECTED FINANCIAL DATA.

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

Selected Financial Data

(In Thousands, Except Per Share Data)

	Year Ended September 30,
	2016	2015	2014	2013	2012
Income Statement Data
Revenue	$34,701	$25,367	$19,150	$14,803	$9,093
Operating income (loss)	$1,824	$1,892	$(5,408)	$(7,300)	$(7,881)
Net income (loss)	$1,959	$2,526	$(5,292)	$(7,276)	$(7,840)
Net income (loss) per share—basic	$0.06	$0.08	$(0.17)	$(0.26)	$(0.31)
Net income (loss) per share—diluted	$0.06	$0.08	$(0.17)	$(0.26)	$(0.31)
Balance Sheet Data
Working capital	$31,980	$24,005	$21,484	$25,363	$11,001
Total assets	$48,385	$38,746	$31,103	$32,853	$16,723
Stockholders’ equity	$39,485	$30,433	$23,942	$25,729	$13,557

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

By licensing our proprietary technology, enterprise customers improve customer acquisition and other key objectives including securing high risk transactions, verification for age sensitive and age-restricted commerce, and meeting know your customer (“KYC”) and other compliance regulations.

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

More than 90% of millennials own a smartphone and its most utilized feature is the camera, according to industry analyst ComScore. A 2015 survey conducted by Zogby Analytics (“Millennials – The Next Mobile Disruptors”) revealed three key findings: (i) millennials are embracing adoption of a mobile self-service channel; (ii) they expect to use their mobile device’s camera to deliver an easy mobile commerce experience; and (iii) the mobile camera is key for businesses looking to engage with this demographic. Mitek is leveraging the mobile camera through our Mitek Mobile Identity Suite to create a superior user experience across Apple iPhone and Android devices.

The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology, which can be incorporated across our product line. It provides a simple and superior user experience, making transactions on mobile devices fast and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.

Our Mobile Verify™ products can combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify users include international payments, financial services and information services providers.

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

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over one billion check deposits.  We began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.  Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit®, but is specific to small and medium size businesses. It adds capabilities such as mobile multi-check capture to help businesses reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Just like the retail side of banks, the commercial and treasury divisions recognize substantially lower transaction costs associated with processing checks through the mobile channel, and are thus highly motivated to drive more mobile deposit transactions as an alternative to branch or ATM transactions. In addition, many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.

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

Fiscal Year 2016 Highlights

•	Revenues for the year ended September 30, 2016 were $34.7 million, an increase of 37% compared to revenues of $25.4 million for the year ended September 30, 2015.

•

Our mobile check deposit business continued to grow.  During the fiscal year 2016 the total number of financial institutions licensing our technology exceeded 5,400.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•

We added 5 new patents to our portfolio during the fiscal year ended September 30, 2016 bringing our total number of issued patents to 27 as of September 30, 2016.  In addition, we have 16 patent applications as of September 30, 2016.

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

To sustain our growth in 2017 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,400 financial institutions to increase adoption of our ID capture and verification solutions.

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

Results of Operations

Comparison of the Years Ended September 30, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2016 compared to the year ended September 30, 2015 (in thousands, except percentages):

	2016	2015	Change $	Change %
Revenue
Software	$22,586	$17,870	$4,716	26%
SaaS, maintenance and consulting	12,115	7,497	4,618	62%
Total revenue	$34,701	$25,367	$9,334	37%
Cost of revenue	$3,395	$2,471	$924	37%
% of revenue	10%	10%
Selling and marketing	$10,937	$6,458	$4,479	69%
% of revenue	32%	25%
Research and development	$7,794	$5,577	$2,217	40%
% of revenue	22%	22%
General and administrative	$8,575	$7,601	$974	13%
% of revenue	25%	30%
Acquisition-related costs and expenses	$2,176	$1,368	$808	59%
% of revenue	6%	5%
Income tax benefit (provision)	$1	$543	$(542)	(100)%
% of revenue	0%	2%
Other income (expense), net	$134	$91	$43	47%
% of revenue	0%	0%

Revenue

Total revenue increased $9.3 million, or 37%, to $34.7 million in 2016 compared to $25.4 million in 2015. The increase was primarily due to an increase in sales of software licenses of $4.7 million, or 26%, to $22.6 million in 2016 compared to $17.9 million in 2015. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit®, Mobile Fill® and Mobile Verify® products due to an increase in the number of software licenses purchased by partners and customers and the timing of license renewals in 2016 compared to 2015. Services revenue increased $4.6 million, or 62%, to $12.1 million in 2016 compared to $7.5 million in 2015 primarily due to additional software license arrangements, which typically include recurring maintenance contracts as well as additional SaaS revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.9 million, or 37%, to $3.4 million in 2016 compared to $2.5 million in 2015. The increase in cost of revenue is primarily due to the increase in maintenance revenue and revenue related to the Acquisition. As a percentage of revenue, cost of revenue remained at 10% in 2016 and 2015.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable costs of professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $4.5 million, or 69%, to $10.9 million in 2016 compared to $6.5 million in 2015. As a percentage of revenue, selling and marketing expenses increased to 32% in 2016 compared to 25% in 2015. The increase in selling and marketing expenses is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense totaling $3.0 million, increased outside services totaling $0.3 million and marketing costs totaling $0.2 million.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science.  Research and development expenses increased $2.2 million, or 40%, to $7.8 million in 2016 compared to $5.6 million in 2015. The increase is primarily due to increased personnel-related costs, included stock-based compensation expense totaling $1.5 million and additional outside contract services totaling $0.1 million. As a percentage of revenue, research and development expenses remained at 22% in 2016 and 2015.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, legal, accounting, and other administrative items. General and administrative expenses increased $1.0 million, or 13%, to $8.6 million in 2016 compared to $7.6 million in 2015. The increase is primarily due to increased personnel-related costs totaling $0.7 million, increased outside services totaling $0.2 million, partially offset by lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 25% in 2016 compared to 30% in 2015, primarily due to the increase in revenue.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses consist primarily of intangible asset amortization, amortization of deferred compensation and legal expenses and fees paid to outside consultants in connection with the Acquisition.  Acquisition-related costs and expenses increased $0.8 million, or 59%, to $2.2 million in 2016 compared to $1.4 million in 2015, due to a full year of intangible asset amortization and amortization of deferred compensation in 2016 compared to 2015.  As a percentage of revenue, acquisition-related costs and expenses increased to 6% in 2016 compared to 5% in 2015.

Income tax benefit

Income tax benefit decreased $0.5 million to $1,000 in 2016 compared to $0.5 million in 2015.  In 2015 we recognized a discrete tax benefit of $0.6 million which arose from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition.  The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Other income (expense), net was $0.1 million in 2016 compared to $91,000 in 2015, a decrease of $43,000 or 47%.

Results of Operations

Comparison of the Years Ended September 30, 2015 and 2014

The following table summarizes certain aspects of our results of operations for the year ended September 30, 2015 compared to the year ended September 30, 2014 (in thousands, except percentages):

	2015	2014	Change $	Change %
Revenue
Software	$17,870	$13,312	$4,558	34%
SaaS, maintenance and consulting	7,497	5,838	1,659	28%
Total revenue	$25,367	$19,150	$6,217	32%
Cost of revenue	$2,471	$2,148	$323	15%
% of revenue	10%	11%
Selling and marketing	$6,458	$6,836	$(378)	(6)%
% of revenue	25%	36%
Research and development	$5,577	$6,020	$(443)	(7)%
% of revenue	22%	31%
General and administrative	$7,601	$9,554	$(1,953)	(20)%
% of revenue	30%	50%
Acquisition-related costs and expenses	$1,368	$—	$1,368	0%
% of revenue	5%	0%
Income tax benefit (provision)	$543	$(2)	$545	(27250)%
% of revenue	2%	(0)%
Other income (expense), net	$91	$118	$(27)	(23)%
% of revenue	0%	1%

Revenue

Total revenue increased $6.2 million, or 32%, to $25.4 million in 2015 compared to $19.2 million in 2014. The increase was primarily due to an increase in sales of software licenses of $4.6 million, or 34%, to $17.9 million in 2015 compared to $13.3 million in 2014. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit® product due to an increase in the number of software licenses purchased by partners and customers and the timing of license renewals in 2015 compared to 2014. Services revenue increased $1.7 million, or 28%, to $7.5 million in 2015 compared to $5.8 million in 2014 primarily due to the sale of additional software license arrangements, which typically include recurring maintenance contracts as well as additional revenue from the Acquisition.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, and personnel costs and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.3 million, or 15%, to $2.5 million in 2015 compared to $2.1 million in 2014. The increase in cost of revenue is primarily due to the increase in maintenance revenue and revenue related to the Acquisition. As a percentage of revenue, cost of revenue decreased to 10% in 2015 compared to 11% in 2014.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales and marketing personnel, non-billable costs of professional services personnel and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses decreased $0.4 million, or 6%, to $6.5 million in 2015 compared to $6.8 million in 2014. As a percentage of revenue, selling and marketing expenses decreased to 25% in 2015 compared to 36% in 2014. The decrease in selling and marketing expenses is primarily due to decreased personnel-related costs, including stock-based and other incentive compensation expense, totaling $0.7 million; offset by increased outside services and product promotion expense of $0.3 million. The decrease in selling and marketing expenses as a percentage of revenues is primarily attributable to improved operating efficiencies resulting from our revenue growth.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile imaging science.

Research and development expenses decreased $0.4 million, or 7%, to $5.6 million in 2015 compared to $6.0 million in 2014. The decrease is primarily due to decreased personnel-related costs, including stock-based compensation expense of $0.5 million, and additional outside contract services expense of $57,000. As a percentage of revenue, research and development expenses decreased to 22% in 2015, compared to 31% in 2014, primarily due to the increase in revenue.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, legal, accounting, and other administrative items. General and administrative expenses decreased $2.0 million, or 20%, to $7.6 million in 2015 compared to $9.6 million in 2014. The decrease is primarily due to a decrease in legal fees of $1.8 million related to intellectual property litigation. As a percentage of revenue, general and administrative expenses decreased to 30% in 2015 compared to 50% in 2014, primarily due to the increase in revenue.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses in 2015 of $1.4 million, or 5% of revenue, consist primarily of intangible asset amortization, amortization of deferred compensation and legal expenses and fees paid to outside consultants in connection with the Acquisition.

Income tax benefit (provision)

Income tax benefit (provision) was a $0.5 million benefit in 2015 compared to a provision of $2,000 in 2014.  Included in the benefit is a discrete tax benefit of $0.6 million which arises from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the Acquisition.  The recognition of the deferred tax liability results in the release of a corresponding valuation allowance on the existing deferred tax assets.

Other Income (Expense), Net

Other income (expense), net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Other income (expense), net was $91,000 in 2015 compared to $0.1 million in 2014, a decrease of $27,000 or 23%.

Liquidity and Capital Resources

On September 30, 2016, we had $35.8 million in cash and cash equivalents and investments compared to $26.7 million on September 30, 2015, an increase of $9.1 million, or 34%. The increase in cash and cash equivalents and investments was primarily due to an increase in cash provided by operating activities, as well as proceeds received from the exercise of stock options.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities during fiscal 2016 was $7.9 million and resulted primarily from net income of $2.0 million and non-cash charges of $7.1 million, partially offset by changes in operating assets and liabilities of $1.2 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets, depreciation, and accretion and amortization on debt securities totaling $4.1 million, $1.5 million, $0.6 million, $0.8 million, and $0.1 million, respectively.

During fiscal 2015, net cash provided from operating activities was $6.1 million and resulted primarily from net income of $2.5 million and non-cash charges of $4.8 million, partially offset by changes in operating assets and liabilities of $1.2 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets, depreciation, and accretion and amortization on debt securities totaling $3.4 million, $0.4 million, $0.2 million, $0.4 million, and $0.4 million, respectively.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $3.3 million during fiscal 2016, which consisted of purchases of investments of $33.7 million, and $0.3 million related to the purchase and sale of property and equipment, partially offset by $30.6 million related to the sale and maturity of investments.

During fiscal 2015, net cash used in investing activities was $11.3 million, which consisted of cash paid for the Acquisition of $5.4 million, purchases of investments of $27.3 million, and $73,000 related to the purchase and sale of property and equipment, partially offset by $21.4 million related to the sale and maturity of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1.7 million during fiscal 2016, which included net proceeds of $1.8 million from the exercise of stock options partially offset by principal payments on capital lease obligations of $22,000.

During fiscal 2015, net cash provided by financing activities was $0.2 million, which included net proceeds of $0.2 million from the exercise of stock options partially offset by principal payments on capital lease obligations of $21,000.

Other Liquidity Matters

On September 30, 2016, we had investments of $26.8 million, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the balance sheet. All other securities are classified as “long-term” on the balance sheet. At September 30, 2016, we had $24.9 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.

We had working capital of $32.0 million at September 30, 2016, compared to $24.0 million at September 30, 2015.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands):

Contractual obligations by period as of September 30, 2016	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$546	$1,574	$484	$—	$2,604
Total	$546	$1,574	$484	$—	$2,604

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, allowance for accounts receivable, investments, fair value of equity instruments, goodwill and purchased intangible assets, business combinations accounting for income taxes and capitalized software development costs.

Revenue Recognition

We enter into contractual arrangements with integrators, resellers and directly with our customers that may include licensing of our software products, product support and maintenance services, consulting services or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 1 to our financial statements included in this Form 10-K.

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

Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2016, we completed our annual goodwill impairment test as of September 30, 2016 and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets as of September 30, 2016 to our market capitalization.

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

Capitalized Software Development Costs

Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2016 and 2015 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

Amortization of capitalized software development costs begins when product sales commence. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding three years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of the net realizable value of the product are expensed immediately.  No amortization was recorded during the fiscal years ended September 30, 2016, 2015 and 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. Our short-term marketable securities had a fair market value of $24.9 million at September 30, 2016, representing approximately 51% of our total assets.

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

Foreign Currency Risk

With the Acquisition we now have operations in the Netherlands and will be exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar and the Euro. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in accumulated other comprehensive income in stockholders’ equity and in the statement of comprehensive income (loss).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2016.

Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2016.

Changes in Internal Control over Financial Reporting

Except for the addition of controls related to IDchecker as a result of the Acquisition, there has been no change in our internal control over financial reporting during the year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2017 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2016.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(4)

10.2	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.3	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.4	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.5	Mitek Systems, Inc. 2010 Stock Option Plan.	(8)

10.6	Mitek Systems, Inc. 2012 Incentive Plan, as amended.	(9)

10.7	Mitek Systems, Inc. Director Restricted Stock Unit Plan.	(10)

10.8	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.9	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(3)

10.10	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(3)

10.11	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(12)

10.12	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.13	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(13)

10.14	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.15	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	(11)

10.16	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	(11)

10.17	Form of Executive Severance and Change of Control Plan.	(12)

10.18	Form of Indemnification Agreement.	(1)

10.19	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2014	(14)

10.20	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2015	(2)

Exhibit No.	Description	Incorporated by Reference from Document

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2016	(15)
10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017	(16)

10.23	Lease, dated September 13, 2005, by and between Arden Realty Finance V, L.L.C. and Mitek Systems, Inc., as amended.	(17)

10.24	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	*

10.25	Lease Termination Agreement, dated August 16, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	*

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2016, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Income (Loss), (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.

*

*	Filed herewith.
(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015 filed with the SEC on December 4, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.
(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on February 26, 2014.
(10)	Incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the SEC on January 18, 2011.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016.
(17)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 filed with the SEC on December 7, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 9, 2016	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

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

/s/ James B. DeBello James B. DeBello	President, Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	December 9, 2016

/s/ Russell C. Clark Russell C. Clark	Chief Financial Officer (Principal Financial and Accounting Officer)	December 9, 2016

/s/ Bill Aulet Bill Aulet	Director	December 9, 2016

/s/ Vinton P. Cunningham Vinton P. Cunningham	Director	December 9, 2016

/s/ James C. Hale James C. Hale	Director	December 9, 2016

/s/ Bruce E. Hansen Bruce E. Hansen	Director	December 9, 2016

/s/ Alex W. Hart Alex W. Hart	Director	December 9, 2016

INDEX TO FINANCIAL STATEMENTS

MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2016. Mitek Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 9, 2016, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 9, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated December 9, 2016 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

December 9, 2016

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,010	$2,753
Short-term investments	24,863	23,921
Accounts receivable, net	4,949	3,937
Other current assets	1,485	798
Total current assets	40,307	31,409
Long-term investments	1,952	—
Property and equipment, net	440	975
Intangible assets, net	2,783	3,397
Goodwill	2,863	2,873
Other non-current assets	40	92
Total assets	$48,385	$38,746
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,318	$1,538
Accrued payroll and related taxes	3,263	2,061
Deferred revenue, current portion	3,391	3,516
Other current liabilities	355	289
Total current liabilities	8,327	7,404
Deferred revenue, non-current portion	259	222
Other non-current liabilities	314	687
Total liabilities	8,900	8,313
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 32,781,704 and 31,721,114 issued and outstanding, respectively	33	32
Additional paid-in capital	71,036	63,905
Accumulated other comprehensive loss	(42)	(3)
Accumulated deficit	(31,542)	(33,501)
Total stockholders’ equity	39,485	30,433
Total liabilities and stockholders’ equity	$48,385	$38,746

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(amounts in thousands except share data)

	For the years ended September 30,
	2016	2015	2014
Revenue
Software	$22,586	$17,870	$13,312
SaaS, maintenance and consulting	12,115	7,497	5,838
Total revenue	34,701	25,367	19,150
Operating costs and expenses
Cost of revenue-software	953	992	1,001
Cost of revenue-SaaS, maintenance and consulting	2,442	1,479	1,147
Selling and marketing	10,937	6,458	6,836
Research and development	7,794	5,577	6,020
General and administrative	8,575	7,601	9,554
Acquisition-related costs and expenses	2,176	1,368	—
Total operating costs and expenses	32,877	23,475	24,558
Operating income (loss)	1,824	1,892	(5,408)
Other income (expense), net	134	91	118
Income (loss) before income taxes	1,958	1,983	(5,290)
Income tax benefit (provision)	1	543	(2)
Net income (loss)	$1,959	$2,526	$(5,292)
Net income (loss) per share—basic	$0.06	$0.08	$(0.17)
Net income (loss) per share—diluted	$0.06	$0.08	$(0.17)
Shares used in calculating net income (loss) per share—basic	31,586,535	30,790,258	30,466,063
Shares used in calculating net income (loss) per share—diluted	33,818,501	31,480,241	30,466,063
Other comprehensive income (loss):
Net income (loss)	$1,959	$2,526	$(5,292)
Foreign currency translation adjustment	(46)	—	—
Unrealized gain (loss) on investments	7	5	(10)
Other comprehensive income (loss)	$1,920	$2,531	$(5,302)

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the years ended September 30, 2016, 2015 and 2014

(amounts in thousands except share data)

	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2013	30,361,442	$30	$56,432	$(30,735)	$2	$25,729
Exercise of stock options	105,280	1	118	—	—	119
Settlement of restricted stock units	54,358	—	(48)	—	—	(48)
Stock-based compensation expense	—	—	3,444	—	—	3,444
Components of other comprehensive income:
Net loss	—	—	—	(5,292)	—	(5,292)
Change in unrealized gain (loss) on investments	—	—	—	—	(10)	(10)
Total other comprehensive loss						(5,302)
Balance, September 30, 2014	30,521,080	$31	$59,946	$(36,027)	$(8)	$23,942
Exercise of stock options	232,203	—	246	—	—	246
Settlement of restricted stock units	255,041	—	—	—	—	—
Acquisition-related closing shares	712,790	1	346	—	—	347
Stock-based compensation expense	—	—	3,367	—	—	3,367
Components of other comprehensive income:
Net income	—	—	—	2,526	—	2,526
Change in unrealized gain (loss) on investments	—	—	—	—	5	5
Total other comprehensive income						2,531
Balance, September 30, 2015	31,721,114	$32	$63,905	$(33,501)	$(3)	$30,433
Exercise of stock options	661,663	1	1,754	—	—	1,755
Settlement of restricted stock units	261,621	—	—	—	—	—
IDchecker shares issued	137,306	—	—	—	—	—
Stock-based compensation expense	—	—	4,079	—	—	4,079
Amortization of closing shares			1,298	—	—	1,298
Components of other comprehensive income:
Net income	—	—	—	1,959	—	1,959
Currency translation adjustment	—	—	—	—	(46)	(46)
Change in unrealized gain (loss) on investments	—	—	—	—	7	7
Total other comprehensive income						1,920
Balance, September 30, 2016	32,781,704	$33	$71,036	$(31,542)	$(42)	$39,485

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	For the years ended September 30,
	2016	2015	2014
OPERATING ACTIVITIES
Net income (loss)	$1,959	$2,526	$(5,292)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	4,079	3,367	3,444
Amortization of closing and earnout shares	1,503	393	—
Amortization of intangible assets	598	172	—
Depreciation	790	433	471
Accretion and amortization on debt securities	149	426	401
Other	—	9	(5)
Changes in assets and liabilities:
Accounts receivable	(1,002)	(566)	(1,455)
Other assets	(586)	(533)	(88)
Accounts payable	(222)	(449)	(84)
Accrued payroll and related taxes	1,197	480	(20)
Deferred revenue	(67)	478	291
Deferred taxes	(127)	(647)	—
Other liabilities	(417)	16	(132)
Net cash provided by (used in) operating activities	7,854	6,105	(2,469)
INVESTING ACTIVITIES
Purchases of investments	(33,658)	(27,254)	(24,643)
Sales and maturities of investments	30,623	21,406	11,667
Acquisition, net of cash acquired	—	(5,423)	—
Purchases of property and equipment	(250)	(73)	(135)
Sale of property and equipment	—	—	1
Net cash used in investing activities	(3,285)	(11,344)	(13,110)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,755	246	70
Principal payments on capital lease obligations	(22)	(20)	(19)
Net cash provided by financing activities	1,733	226	51
Foreign currency effect on cash and cash equivalents	(45)	(1)	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	6,257	(5,014)	(15,528)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,753	7,767	23,295
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,010	$2,753	$7,767
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$1	$4	$6
Cash paid for income taxes	$17	$105	$2
NON-CASH FINANCING AND INVESTING ACTIVITIES
Settlement of note receivable as consideration for business acquisition	$—	$250	$—
Unrealized holding gain (loss) on available for sale investments	$7	$5	$(10)

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2016, 2015 AND 2014

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Mitek Systems, Inc. (the “Company”) develops, markets and sells proprietary mobile capture and identity verification software solutions for enterprise customers.

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes, pay bills as well as verify their identity by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device keyboard.  As of September 30, 2016, the Company’s has been granted 27 patents and it has an additional 16 patent applications pending.

The Mobile Verify™ products combine the Mitek MiSnap auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify provides a check of authenticity of U.S state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of September 30, 2016, over 5,400 financial institutions have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks.  The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

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

Foreign Currency

The Company has foreign subsidiaries that operate and sell its products and services in various countries and jurisdictions around the world.  As a result, the Company is exposed to foreign currency exchange risks.  For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net losses resulting from foreign exchange translation of $46,000 for the fiscal year ended September 30, 2016. There were no foreign exchange translation gains or losses recorded in fiscal 2015 and 2014.

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

Goodwill and Purchased Intangible Assets

The Company’s goodwill resulted from the acquisition of IDchecker in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews its goodwill and indefinite-lived intangible asset for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2016, management completed its annual goodwill impairment test as of September 30, 2016 and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets as of September 30, 2016 to its market capitalization.

Because the Company determines the fair value of its reporting unit based on our market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of its common stock. For example, a significant decline in the price of the Company’s common stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure you that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.

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

At September 30, 2016, 2015 and 2014, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive:

	2016	2015	2014
Stock options	1,258,844	2,202,844	2,334,326
Warrants	—	—	6,667
Restricted stock units	623,883	287,147	1,101,303
IDchecker shares	349,239	63,037	—
Total potentially dilutive common shares outstanding	2,231,966	2,553,028	3,442,296

The computation of basic and diluted net income (loss) per share for the fiscal years ended September 30, 2016, 2015 and 2014 is as follows (amounts in thousands, except share data):

	2016	2015	2014
Net income (loss)	$1,959	$2,526	$(5,292)
Weighted-average common shares and share equivalents outstanding—basic	31,586,535	30,790,258	30,466,063
Dilutive potential common stock equivalents	2,231,966	689,983	—
Weighted-average common shares and share equivalents outstanding—diluted	33,818,501	31,480,241	30,466,063
Net income (loss) per share:
Basic	$0.06	$0.08	$(0.17)
Diluted	$0.06	$0.08	$(0.17)

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

The Company provides hosting services that give customers access to software that resides on its servers. The Company’s model typically includes an up-front fee and a monthly commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The monthly commitment includes, but is not limited to, a fixed monthly fee or a transactional fee based on system usage that exceeds monthly minimums. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that have stand-alone value. Revenue is typically deferred until the date the customer commences use of services, at which point the up-front fees are recognized ratably over the life of the customer arrangement.

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other than temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2016, 2015 and 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the years ended September 30, 2016 and 2015, respectively. The Company maintained an allowance for doubtful accounts of $35,000 and $13,000 as of September 30, 2016 and September 30, 2015, respectively.

Deferred Maintenance Fees

Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees, which are included in other current assets on the balance sheet, are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the statements of operations and other comprehensive income (loss) over the maintenance period, which is typically one year.

Property and Equipment

Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2016 and 2015 (amounts shown in thousands):

	2016	2015
Property and equipment—at cost:
Equipment	$1,476	$1,281
Furniture and fixtures	249	229
Leasehold improvements	1,018	995
	2,743	2,505
Less: accumulated depreciation and amortization	(2,303)	(1,530)
Total property and equipment, net	$440	$975

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the lease term. Depreciation and amortization of property and equipment totaled $0.8 million, $0.4 million and $0.5 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively. Included in property and equipment as of September 30, 2016 and 2015 in the table above is equipment of $0.1 million purchased under a capital lease. Depreciation expense related to the equipment purchased under the capital lease was $19,000 in the fiscal years ended September 30, 2016, 2015 and 2014, respectively, and accumulated depreciation was $0.1 million in each of the years ended September 30, 2016 and 2015, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.2 million, $0.1 million and $0.1 million for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Long-Lived Assets

The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2016, 2015 and 2014.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2016 and 2015, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.

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

Advertising Expense

Advertising costs are expensed as incurred and totaled $0.2 million, $0.2 million and $0.1 million during the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

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

Segment Reporting

FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2016, management determined that the Company has only one operating segment: the development, sale and service of proprietary software solutions related to mobile imaging.

Comprehensive Loss

Comprehensive loss consists of net loss and unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table summarizes the components of comprehensive loss for the fiscal years ended September 30, 2016, 2015 and 2014 (amounts shown in thousands):

	2016	2015	2014
Net income (loss)	$1,959	$2,526	$(5,292)
Other comprehensive income (loss):
Foreign currency translation adjustment	(46)	—	—
Change in unrealized gains (losses) on marketable securities	7	5	(10)
Total comprehensive income (loss)	$1,920	$2,531	$(5,302)

Included on the balance sheet at September 30, 2016 is an accumulated other comprehensive loss of $42,000, compared to an accumulated other comprehensive loss of $3,000 at September 30, 2015.

Recent Accounting Pronouncements

On November 20, 2015, the FASB issued Accounting Standards Update (“ASU”) No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 31, 2016 and interim periods therein. Early adoption is permitted as of the beginning of interim or annual reporting periods. The Company has adopted the standard prospectively as of September 30, 2016 and no adjustment was made to prior periods.

In May 2014, the FASB issued guidance codified in ASC No. 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC No. 605, Revenue Recognition. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. The Company is currently evaluating the impact of the provisions of ASC 606 on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) (“ASU 2015-16”), which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company does not believe the adoption of ASU 2015-16 will have a material impact on its consolidated financial statements

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 is intended to provide users of financial statements with more useful information on the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. The Company is assessing the impact of adopting ASU 2016-01 on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (ASU 2016-02), which requires lessees to recognize assets and liabilities for operating leases with lease terms greater than twelve months in the balance sheet. The update also requires improved disclosures to help users of financial statements better understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-19”), as part of the initiative to reduce complexity in accounting standards. The areas for simplification in ASU 2016-09 involve several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, or classification on the statement of cash flows. ASU 2016-09 is effective for the Company beginning in its first quarter of fiscal 2018. The Company is currently evaluating the impact of adopting the new stock compensation standard on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements

2. BUSINESS COMBINATION

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

Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the Acquisition, the Company paid a purchase price of $5.9 million, which consists of (i) a cash payment to the Sellers of $5.6 million, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to Parent. In addition, approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers, and  subject to the achievement of certain revenue and net income targets by IDchecker for the nine-month period ending on September 30, 2015, and the twelve-month period ending on September 30, 2016, the Company will issue to the Sellers up to an aggregate of $2.0 million in shares of Common Stock (the “Earnout Shares”).  Vesting of both the Closing Shares and Earnout Shares (if any) is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with ASC 718 Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to these consolidated financial statements.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates	$2,873
Effect of movements in exchange rates	(10)
Goodwill	$2,863

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

3. INVESTMENTS

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2016 and 2015, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2016, 2015 and 2014.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.

The following table summarizes investments by security type as of September 30, 2016 and 2015 (amounts shown in thousands):

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
US Treasury	$12,907	$8	$—	$12,915
Corporate debt securities, short-term	11,949	2	(3)	11,948
Corporate debt securities, long-term	1,954	1	(3)	1,952
Total	$26,810	$11	$(6)	$26,815

	September 30, 2015
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$23,924	$3	$(6)	$23,921
Total	$23,924	$3	$(6)	$23,921

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

The Company recorded an acquisition-related liability for contingent consideration representing the amounts payable to former IDchecker shareholders, as outlined under the terms of the Share Purchase Agreement, subject to the achievement of certain revenue and net income targets by IDchecker for the nine-month period ended on September 30, 2015, and the twelve-month period ended September 30, 2016. The fair value of this Level 3 liability is estimated using the Monte-Carlo simulation (using the Company’s stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). Subsequent changes in the fair value of the contingent consideration liability were recorded in the consolidated statement of operations and comprehensive income (loss) and resulted from updates to assumed probability of achievement of the performance targets and adjustments to the inputs discussed previously (amounts shown in thousands).

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Short-term investments:
US Treasury	$12,915	$12,915	$—	$—
Corporate debt securities
Financial	3,963	—	3,963	—
Industrial	4,445	—	4,445	—
Commercial paper
Industrial	697	—	697	—
Financial	2,843	—	2,843	—
Total short-term investments at fair value	24,863	12,915	11,948	—
Long-term investments:
Corporate debt securities
Financial	502	—	502	—
Industrial	1,450	—	1,450	—
Total assets at fair value	$26,815	$12,915	$13,900	$—
Liabilities:
Acquisition-related contingent consideration	252	—	—	252
Total liabilities at fair value	$252	$—	$—	$252

September 30, 2015:
Assets:
Short-term investments:
Corporate debt securities
Financial	$10,308	$—	$10,308	$—
Industrial	9,665	—	9,665	—
Utility	1,802	—	1,802	—
Commercial paper
Industrial	1,448	—	1,448	—
Financial	698	—	698	—
Total assets at fair value	$23,921	$—	$23,921	$—
Liabilities:
Acquisition-related contingent consideration	47	—	—	47
Total liabilities at fair value	$47	$—	$—	$47

The following table includes a summary of the Acquisition-related contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2016 (amounts shown in thousands):

Balance at September 30, 2015	$47
Expenses recorded due to changes in fair value	293
Issuance of common stock	(88)
Balance at September 30, 2016	$252

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company has goodwill balances of $2.9 million at September 30, 2016 and September 30, 2015, associated with the acquisition of IDchecker which occurred during 2015. For information regarding the acquisition of IDchecker, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other.  The Company has concluded that no impairment of goodwill exists as of September 30, 2016.

Intangible assets

Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370	$516	$1,854
Customer relationships	6 years	970	211	759
Tradenames	5 years	230	60	170
Total intangible assets		$3,570	$787	$2,783

Amortization expense related to acquired intangible assets was $0.6 million and $0.2 million for fiscal year ended September 30, 2016 and 2015, respectively. There was no amortization expense related to intangibles assets during fiscal 2014.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2017	$601
2018	601
2019	601
2020	587
2021	393
Thereafter	—
$2,783

5. STOCKHOLDERS’ EQUITY

Common Stock

In June 2013, the Company sold 2,857,142 shares of its common stock at a price of $5.25 per share in an underwritten public offering (the “Offering”) and received $13.9 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses of $1.1 million. Under the terms of the underwriting agreement for the Offering, the Company granted the underwriter a 30-day option to purchase an additional 428,571 shares of its common stock to cover overallotments. The underwriter exercised its overallotment option during June 2013 and the closing of the sale of shares of the Company’s common stock pursuant to such option occurred during July 2013, resulting in $2.1 million in additional net proceeds to the Company, after deducting other offering expenses of $0.1 million.

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

ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2016 of 12.1% for all stock option grants was based on historical forfeiture experience.

ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2016, 2015 and 2014.

No stock options were granted to employees during the fiscal year ended September 30, 2014. The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2016 and 2015 were based on the following assumptions:

	2016	2015
Risk-free interest rate	1.43% - 1.66%	1.29% - 1.66%
Expected life (years)	5.9	5.3
Expected volatility	83%	90%
Expected dividends	None	None

The following table summarizes stock-based compensation expense under ASC 718 for the fiscal years ended September 30, 2016, 2015 and 2014, which were allocated as follows (amounts shown in thousands):

	2016	2015	2014
Sales and marketing	$1,122	$743	$824
Research and development	669	592	675
General and administrative	2,288	2,032	1,945
Acquisition-related costs and expenses	1,503	393	—
Stock-based compensation expense related to employee stock options included in operating expenses	$5,582	$3,760	$3,444

The following table summarizes vested and unvested options, weighted average exercise price per share, weighted average remaining term and aggregate intrinsic value at September 30, 2016:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Vested	2,107,825	$4.31	5.55	$9,491,803
Unvested	907,549	$3.11	8.33	4,700,241
Total	3,015,374	$3.95	6.39	$14,192,044

The Company recognized $1.3 million, $2.2 million and $2.2 million in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, the Company had $2.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 2.3 years.

The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2016, 2015 and 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2013	2,824,964	$4.09	7.29
Granted	—	$—
Exercised	(108,135)	$1.27
Cancelled	(382,503)	$4.77
Outstanding, September 30, 2014	2,334,326	$4.11	5.46
Granted	1,927,500	$2.92
Exercised	(232,203)	$1.06
Cancelled	(381,918)	$3.85
Outstanding, September 30, 2015	3,647,705	$3.70	7.15
Granted	98,500	$4.51
Exercised	(661,663)	$2.67
Cancelled	(69,168)	$4.51
Outstanding, September 30, 2016	3,015,374	$3.95	6.39

The total intrinsic value of options exercised during the fiscal years ended September 30, 2016, 2015 and 2014 was $3.3 million, $0.6 million and $0.5 million, respectively. The per-share weighted average fair value of options granted during the fiscal years ended September 30, 2016 and 2015 was $3.29 and $2.83, respectively. No stock options were granted to employees during the fiscal year ended September 30, 2014.

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

The 2012 Plan authorizes the grant of stock options, stock appreciation rights, restricted stock, RSUs and cash awards. Stock options granted under the 2012 Plan may be either options intended to constitute incentive stock options or nonqualified stock options, in each case as determined by the compensation committee of the board of directors in accordance with the terms of the 2012 Plan. As of September 30, 2016, stock options to purchase 1,916,646 shares of the Company’s common stock and 1,401,169 RSUs were outstanding under the 2012 Plan, and 2,040,378 shares of the Company’s common stock were reserved for future grants.

The following table summarizes the number of stock options outstanding under the Prior Plans as of September 30, 2016:

2000 Stock Option Plan	6,262
2002 Stock Option Plan	36,750
2006 Stock Option Plan	43,000
2010 Stock Option Plan	1,012,716
Total stock options outstanding under the Prior Plans	1,098,728

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

In addition, the Company has awarded RSUs to certain of its employees under the 2012 Plan. The RSUs vest in equal annual installments over four years.

The following table summarizes RSU activity in the fiscal years ended September 30, 2016, 2015 and 2014:

	Number of shares	Weighted- average fair value per share
Outstanding at September 30, 2013	692,504	$4.85
Granted	625,139	$4.83
Settled	(63,334)	$4.66
Cancelled	(153,006)	$5.03
Outstanding at September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(255,041)	$2.96
Cancelled	(147,345)	$3.54
Outstanding at September 30, 2015	802,917	$4.49
Granted	1,536,000	$4.82
Settled	(261,621)	$4.77
Cancelled	(31,127)	$4.19
Outstanding at September 30, 2016	2,046,169	$4.90

The cost of a RSU is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.7 million, $1.2 million and $1.3 million  in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2016, 2015 and 2014, respectively. As of September 30, 2016, the Company had approximately $6.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.

Closing Shares

In connection with the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock based compensation is recognized ratably over the vesting period. The Company recognized $1.3 million and $0.3 million in stock based compensation expense related to the Closing Shares for the years ended September 30, 2016 and 2015, respectively.  As of September 30, 2016, the Company had $1.2 million of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining service period.

Earnout Shares

In addition to the cash payments made to the Sellers and the issuance of Closing Shares, in each case at the closing of the Acquisition, and subject to the achievement of certain revenue and net income targets for IDchecker for the nine-month period ended on September 30, 2015, and the twelve-month period ended September 30, 2016, the Company will issue to the Sellers up to an aggregate of $2,000,000 in shares of Common Stock (referred to elsewhere herein as the “Earnout Shares”) as follows (i) for the nine month period ending September 30, 2015, a maximum of  $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met; and (ii) for the twelve month period ending September 30, 2016, a maximum of  $1,000,000 in Common Stock if certain revenue and net income targets (as set forth in the Share Purchase Agreement) are met.

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

As of the closing date of the Acquisition, the Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model was updated as of September 30, 2016 and will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $0.3 million and $47,000 in stock based compensation expense related to the Earnout Shares for the fiscal years ended September 30, 2016 and 2015, respectively.

6. INCOME TAXES

For the fiscal years ended September 30, 2016, 2015 and 2014 the income tax (provision) benefit was as follows (amounts shown in thousands):

	2016	2015	2014
Federal—current	$(129)	$(84)	$—
Federal—deferred	—	621	—
State—current	(16)	(10)	(2)
State—deferred	—	13	—
Foreign—current	146	3	—
Total	$1	$543	$(2)

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2016 and 2015 are as follows (amounts shown in thousands):

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$7,095	$9,825
Foreign net operating losses	327	258
Stock based compensation	2,898	2,333
AMT credit carryforwards	279	149
Other, net	320	305
Research credit carryforwards	44	44
Total deferred assets	10,963	12,914
Deferred tax liabilities:
Intangibles	(473)	(603)
Foreign deferred liabilities	(356)	(415)
Net deferred tax asset	10,134	11,896
Valuation allowance for net deferred tax assets	(10,163)	(12,053)
Net deferred tax liability	$(29)	$(157)

The Company has provided a valuation allowance against deferred tax assets recorded as of September 30, 2016 and 2015 due to uncertainties regarding the realization of such assets.

The net change in the total valuation allowance for the fiscal years ended September 30, 2016 and 2015 was a decrease in 2016 of $1.9 million and a decrease in 2015 of $0.9 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will not be realized. Accordingly, the Company has recorded a valuation allowance to reduce deferred tax assets to zero. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

As of September 30, 2016, the Company has available net operating loss carryforwards of $37.4 million for federal income tax purposes, which will start to expire in 2018. The net operating loss carryforwards for state purposes are $31.7 million and will begin to expire in 2017. Included in these amounts are federal and state net operating losses of $18.8 million attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2016, the Company has available federal research and development credit carryforwards of $29,000 and alternative minimum tax credit carryforwards of $0.3 million. The federal research and development credits will start to expire in 2023. As of September 30, 2016, the Company has available California research and development credit carryforwards of $14,000, which do not expire.

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

The difference between the income tax (provision) benefit and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2016, 2015 and 2014 (amounts shown in thousands):

	2016	2015	2014
Amount computed using statutory rate	$(666)	$(674)	$1,798
Net change in valuation allowance for net deferred tax assets	1,889	1,619	(1,677)
AMT and other	(148)	151	—
Foreign rate differential	(70)	(1)	—
Non-deductible items	(1,136)	(182)	(411)
State income tax	(15)	(370)	288
Foreign net operating loss	147	—	—
Income tax (provision) benefit	$1	$543	$(2)

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. Because the Company is carrying forward federal and state net operating losses from 1997 and 2002, respectively, the Company is subject to U.S. federal and state income tax examinations by tax authorities for all years since 1997 and 2002, as the case may be. The Company does not have any uncertain tax positions. As of September 30, 2016, no accrued interest or penalties are recorded in the consolidated financial statements.

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits”) against us in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”). RMII subsequently filed amended complaints (together with the Initial Lawsuit and the Subsequent Lawsuits, the “RMII Lawsuits”) adding as defendants both Fiserv and NCR (the “Distributor Defendants”), each of whom distributes our mobile imaging technology to one or more of the Bank Defendants.   Based on our understanding of the claims, we agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with the RMII Lawsuits.

On November 10, 2014, we filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against us, which motion was granted on August 3, 2015.  On November 19, 2014, we filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office instituted our petitions for Inter Partes Review (“IPR”) challenging the patentability of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

On July 20, 2016, the PTAB entered its final decision in the IPR proceedings.  The PTAB ruled that all claims asserted in the litigation in all four RMII patents were directed to unpatentable subject matter and thus not patent eligible.  On September 16, 2016 , the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs.    Through that notice, Mitek requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice.  On September 16, 2016, RMII filed a motion to dismiss without prejudice.

The Company is currently controlling the defense of such claims and have taken actions to defend the RMII Lawsuits, as more fully described above. The Company believes that RMII’s claims are without merit and have vigorously defended against those claims. The Company does not believe that the results of the RMII Lawsuits will have a material adverse effect on the Company’s financial condition or results of operations.

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

Employee 401(k) Plan

The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. During the fiscal year ended September 30, 2015, the Company implemented a company match to the plan.  As of September 30, 2016 and 2015, the Company had $63,000 and $42,000 accrued for the 401(k) match, respectively. During the fiscal years ended September 30, 2014, the Company did not match contributions to the plan.

Facility Lease

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,354 square feet of office space in San Diego, California. The term of the lease for the Company’s offices commenced on October 1, 2016 and continues through April 30, 2020. The annual base rent under this lease is approximately $0.6 million per year.  In connection with this lease, the Company received tenant improvement allowances totaling $0.3 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. The Company’s previous facility lease terminated on October 16, 2016 and the unamortized balance of the lease incentives associated with that lease were $49,000 at September 30, 2016. The offices of IDchecker are located in the Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year.   The Company has a sales office in London, UK.  The term of this lease continues through May 31, 2017.  The annual base rent under this lease is approximately £65,000 per year.

Future annual minimum rental payments payable under the facility leases are as follows (shown in thousands):

Years ending September 30:
2017	$499
2018	755
2019	776
2020	469
2021	—
Thereafter	—
Total	$2,499

Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2016, 2015 and 2014 totaled $0.3 million, $0.4 million and $0.4 million, respectively.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the fiscal year ended September 30, 2016, the Company derived revenue of $6.3 million, or 18% of the Company’s total revenue, from one customer, compared to revenue of $6.3 million, or 25% of the Company’s total revenue, from one customer for the fiscal year ended September 30, 2015. For the fiscal year ended September 30, 2014, the Company derived revenue of $5.7 million or 30% of the Company’s total revenue, from one customer. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1.0 million, $1.1 million and $1.4 million at September 30, 2016, 2015 and 2014, respectively.

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

International sales accounted for approximately 15%, 5% and 4% of the Company’s total revenue for the fiscal years ended September 30, 2016, 2015 and 2014, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal years ended September 30, 2016, 2015 and 2014, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

9. QUARTERLY INFORMATION (UNAUDITED)

The following table sets forth selected quarterly financial data for 2016, 2015 and 2014 (shown in thousands except share data):

	2016 (by quarter)
	1	2	3	4
Revenue	$7,404	$8,522	$9,105	$9,670
Cost of revenue	942	720	793	940
Operating expenses	6,804	7,171	7,618	7,889
Operating income (loss)	(342)	631	694	841
Other income (expense), net	36	30	45	23
Income tax benefit (provision)	(16)	(79)	—	96
Net income (loss)	(322)	582	739	960
Net income (loss) per share:
Basic income (loss) per share	(0.01)	0.02	0.02	0.03
Shares used in calculating net income (loss) per share - basic	31,094,417	31,325,577	31,823,386	32,086,223
Diluted income (loss) per share	(0.01)	0.02	0.02	0.03
Shares used in calculating net income (loss) per share - diluted	31,094,417	33,133,920	34,531,964	34,859,861

	2015 (by quarter)
	1	2	3	4
Revenue	$5,389	$5,672	$6,440	$7,866
Cost of revenue	497	558	591	825
Operating expenses	4,758	4,628	5,539	6,079
Operating income (loss)	134	486	310	962
Other income (expense), net	15	21	30	25
Income tax benefit (provision)	(3)	—	578	(32)
Net income (loss)	146	507	918	955
Net income (loss) per share:
Basic income (loss) per share	0.00	0.02	0.03	0.03
Shares used in calculating net income (loss) per share - basic	30,618,097	30,697,391	30,764,694	30,969,157
Diluted income (loss) per share	0.00	0.02	0.03	0.03
Shares used in calculating net income (loss) per share - diluted	31,173,815	31,321,259	31,645,696	31,664,178

	2014 (by quarter)
	1	2	3	4
Revenue	$4,463	$4,484	$4,660	$5,544
Cost of revenue	571	450	608	520
Operating expenses	5,373	6,246	5,702	5,089
Operating income (loss)	(1,481)	(2,212)	(1,650)	(65)
Other income (expense), net	13	19	17	67
Income tax benefit (provision)	—	—	—	—
Net income (loss)	(1,468)	(2,193)	(1,633)	2
Net income (loss) per share:
Basic income (loss) per share	(0.05)	(0.07)	(0.05)	0.00
Shares used in calculating net income (loss) per share - basic	30,402,397	30,453,455	30,481,168	30,510,587
Diluted income (loss) per share	(0.05)	(0.07)	(0.05)	0.00
Shares used in calculating net income (loss) per share - diluted	30,402,397	30,453,455	30,481,168	31,022,148