Form 10-Q
period 2016-12-31
MITEK SYSTEMS INC
filed 2017-02-03
CIK 807863

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

(619) 269-6800

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

There were 33,274,297 shares of the registrant’s common stock outstanding as of January 27, 2017.

MITEK SYSTEMS, INC.

FORM 10-Q

For The Quarterly Period Ended December 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MITEK SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(amounts in thousands except share data)

	December 31, 2016 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$6,215	$9,010
Short-term investments	28,314	24,863
Accounts receivable, net	5,544	4,949
Other current assets	1,153	1,485
Total current assets	41,226	40,307
Long-term investments	—	1,952
Property and equipment, net	310	440
Intangible assets, net	2,467	2,783
Goodwill	2,683	2,863
Other non-current assets	—	40
Total assets	$46,686	$48,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,380	$1,318
Accrued payroll and related taxes	1,570	3,263
Deferred revenue, current portion	2,794	3,391
Other current liabilities	316	355
Total current liabilities	6,060	8,327
Deferred revenue, non-current portion	79	259
Other non-current liabilities	611	314
Total liabilities	6,750	8,900
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 33,274,297 and 32,781,704 issued and outstanding, as of December 31, 2016 and September 30, 2016, respectively	33	33
Additional paid-in capital	72,485	71,036
Accumulated other comprehensive loss	(433)	(42)
Accumulated deficit	(32,149)	(31,542)
Total stockholders’ equity	39,936	39,485
Total liabilities and stockholders’ equity	$46,686	$48,385

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands except for share data)

	Three Months Ended December 31,
	2016	2015
Revenue
Software	$5,983	$4,730
SaaS, maintenance and consulting	3,286	2,674
Total revenue	9,269	7,404
Operating costs and expenses
Cost of revenue-software	214	390
Cost of revenue-SaaS, maintenance and consulting	677	552
Selling and marketing	3,838	2,463
Research and development	2,451	1,707
General and administrative	2,243	2,091
Acquisition-related costs and expenses	518	543
Total operating costs and expenses	9,941	7,746
Operating loss	(672)	(342)
Other income, net	65	36
Loss before income taxes	(607)	(306)
Income tax provision	—	(16)
Net loss	$(607)	$(322)
Net loss per share – basic and diluted	$(0.02)	$(0.01)
Shares used in calculating net loss per share – basic and diluted	32,376,671	31,094,417
Other comprehensive loss:
Net loss	$(607)	$(322)
Foreign currency translation adjustment	(370)	(130)
Unrealized loss on investments	(21)	(20)
Other comprehensive loss	$(998)	$(472)

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended December 31,
	2016	2015
Operating activities:
Net loss	$(607)	$(322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	1,085	989
Amortization of closing and earnout shares	376	387
Amortization of intangible assets	144	149
Depreciation and amortization	170	109
Accretion and amortization on debt securities	9	44
Changes in assets and liabilities:
Accounts receivable	(631)	(301)
Other assets	364	55
Accounts payable	49	74
Accrued payroll and related taxes	(1,672)	(826)
Deferred revenue	(755)	727
Other liabilities	239	(67)
Net cash provided by (used in) operating activities	(1,229)	1,018
Investing activities:
Purchases of investments	(5,330)	(5,812)
Sales and maturities of investments	3,800	6,395
Purchases of property and equipment	(45)	(74)
Net cash provided by (used in) investing activities	(1,575)	509
Financing activities:
Proceeds from exercise of stock options, net	19	116
Principal payments on capital lease obligations	—	(6)
Net cash provided by financing activities	19	110
Foreign currency effect on cash and cash equivalents	(10)	(36)
Net increase (decrease) in cash and cash equivalents	(2,795)	1,601
Cash and cash equivalents at beginning of period	9,010	2,753
Cash and cash equivalents at end of period	$6,215	$4,354
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$36	$10
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(21)	$(20)

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

The Company applies its patented technology in image capture, correction and intelligent data extraction in the mobile financial and business services markets. The Company’s technology allows users to remotely deposit checks, open accounts, get insurance quotes and pay bills, as well as verify their identity by taking pictures of various documents with their camera-equipped smartphones and tablets instead of using the device’s keyboard. As of January 23, 2017, the Company has been granted 28 patents and it has filed for 17 additional domestic and international patents.

The Mobile Verify™ products combine the Mitek MiSnap™ auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify™ provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage. These products enable banks and other businesses to improve know your customer processes.  Mobile Fill™ enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. The Company’s Mobile Deposit® product is software that allows users to remotely deposit a check using their camera-equipped smartphone or tablet. As of December 31, 2016, over 5,500 financial institutions have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s mobile imaging software solutions are available for iOS and Android operating systems.

The Company markets and sells the Mitek Mobile Identity Suite of mobile capture and identity verification software products directly to enterprise customers or through channel partners. These software solutions are embedded in mobile banking or enterprise applications developed by banks, insurance companies or their partners, and then marketed under their own proprietary brands.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company as of December 31, 2016 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 9, 2016.

Results for the three months ended December 31, 2016 are not necessarily indicative of results for any other interim period or for a full fiscal year.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

The Company’s foreign subsidiaries operate and sell the Company’s products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets.  The Company recorded net losses resulting from foreign exchange translation of $370,000 and $130,000 for the three months ended December 31, 2016 and 2015, respectively.

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

Goodwill and Purchased Intangible Assets

Goodwill resulted from the acquisition of IDchecker (as defined below) in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company reviews the goodwill and indefinite-lived intangible asset for impairment at least annually in the fourth fiscal quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit and/or the indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the stock price, a significant decline in projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.

Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and FASB ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between operations and the common nature of the products, services and customers. As the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on market capitalization as this represents the best evidence of fair value. In the fourth quarter of fiscal 2016, we completed the annual goodwill impairment test as of September 30, 2016 and concluded that goodwill was not impaired. The conclusion that goodwill was not impaired was based on a comparison of net assets as of September 30, 2016 to market capitalization.

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

For the three months ended December 31, 2016 and 2015, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive:

	Three Months Ended December 31,
	2016	2015
Stock options	3,107,081	3,621,853
RSUs	2,435,521	1,769,588
IDchecker closing shares	464,132	652,904
IDchecker earnout shares	163,624	—
Total potentially dilutive common shares outstanding	6,170,358	6,044,345

The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except share data):

	Three Months Ended December 31,
	2016	2015
Net loss	$(607)	$(322)
Weighted-average common shares outstanding - basic and diluted	32,376,671	31,094,417
Net loss per share - basic and diluted	$(0.02)	$(0.01)

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

Investments

Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the Statements of Operations and Other Comprehensive Loss. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2016 or 2015.

All investments whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $33,000 and $35,000 as of December 31, 2016 and September 30, 2016, respectively.

Capitalized Software Development Costs

Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2016 and 2015, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.

Guarantees

In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of December 31, 2016 or September 30, 2016.

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

Comprehensive Loss

Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the Consolidated Balance Sheets at December 31, 2016 is an accumulated other comprehensive loss of $433,000, compared to $42,000 at September 30, 2016, related to the Company’s available-for-sale securities and foreign currency translation adjustments.

Recently Adopted Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company had adopted the standard prospectively as of October 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the results of operations, financial condition, or cash flows of the Company.

Recently Issued Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (“ASU 2016-16”), which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. ASU 2016-16 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact ASU 2016-16 will have on its consolidated financial statements.

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

No other new accounting pronouncement issued or effective during the three months ended December 31, 2016 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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

Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the Acquisition, the Company paid a purchase price of $5.9 million, which consisted of (i) a cash payment to the Sellers of $5.6 million, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to Parent. Approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers at the closing of the Acquisition. In January 2016, the Company issued 137,306 additional shares (the “Earnout Shares”), to the Sellers for achievement by IDchecker of certain revenue and net income targets for the nine-month period ended September 30, 2015. Additionally, 55,297 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue and net income targets for the twelve-month period ended September 30, 2016. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to the Company’s consolidated financial statements.

Upon the closing of the Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund. Additionally, 11,059 Earnout Shares will be added to the escrow fund from the Earnout Shares earned for the twelve-month period ended September 30, 2016. The escrow fund will be maintained until January 2018 or until such earlier time as the escrow fund is exhausted.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates as of June 17, 2015	$2,873
Effect of movements in exchange rates as of December 31, 2016	(190)
Goodwill as of December 31, 2016	$2,683

The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets, (see Note 4 to the Company’s consolidated financial statements). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2.9 million was recorded in the Consolidated Balance Sheets at the acquisition date. The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes.

3. INVESTMENTS

The following table summarizes investments by type of security as of December 31, 2016 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury	$12,904	$1	$(2)	$12,903
Corporate debt securities, short-term	15,427	—	(16)	15,411
Total	$28,331	$1	$(18)	$28,314

The following table summarizes investments by type of security as of September 30, 2016 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury	$12,907	$8	$—	$12,915
Corporate debt securities, short-term	11,949	2	(3)	11,948
Corporate debt securities, long-term	1,954	1	(3)	1,952
Total	$26,810	$11	$(6)	$26,815

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.

The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2016 and September 30, 2016, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2016 and 2015.

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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2016 and September 30, 2016, respectively (amounts shown in thousands):

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2016:
Assets:
Short-term investments:
U.S. Treasury	$12,903	$12,903	$—	$—
Corporate debt securities
Financial	3,450	—	3,450	—
Industrial	5,176	—	5,176	—
Commercial paper
Financial	4,089	—	4,089	—
Industrial	2,696	—	2,696	—
Total short-term investments at fair value	$28,314	$12,903	$15,411	$—
Liabilities:
Acquisition-related contingent consideration	282	—	—	282
Total liabilities at fair value	$282	$—	$—	$282

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Short-term investments:
U.S. Treasury	$12,915	$12,915	$—	$—
Corporate debt securities
Financial	3,963	—	3,963	—
Industrial	4,445	—	4,445	—
Commercial paper
Financial	2,843	—	2,843	—
Industrial	697	—	697	—
Total short-term investments at fair value	24,863	12,915	11,948	—
Long-term investments:
Corporate debt securities
Financial	502	—	502	—
Industrial	1,450	—	1,450	—
Total assets at fair value	$26,815	$12,915	$13,900	$—
Liabilities:
Acquisition-related contingent consideration	252	—	—	252
Total liabilities at fair value	$252	$—	$—	$252

The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2016 (amounts shown in thousands):

Balance at September 30, 2016	$252
Expenses recorded due to changes in fair value	73
Issuance of common stock	(43)
Balance at December 31, 2016	$282

4. GOODWILL AND INTANGIBLE ASSETS

Goodwill

The Company had goodwill balances of $2.7 million and $2.9 million at December 31, 2016 and September 30, 2016, respectively, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2 to the Company’s consolidated unaudited financial statements. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.

Intangible assets

Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from five to six years. Intangible assets as of December 31, 2016 are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370	$725	$1,645
Customer relationships	6 years	970	297	673
Tradenames	5 years	230	81	149
Total intangible assets		$3,570	$1,103	$2,467

Amortization expense related to acquired intangible assets was $144,000 and $149,000 for the three months ended December 31, 2016 and 2015, respectively, and is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2017 (remaining nine months)	$422
2018	563
2019	563
2020	550
2021	369
Total	$2,467

5. STOCKHOLDERS’ EQUITY

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2016	2015
Cost of revenue	$40	$18
Sales and marketing	314	225
Research and development	213	181
General and administrative	518	565
Stock-based compensation expense included in expenses	$1,085	$989

    The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2016 and 2015 were based on the following assumptions:

	Three Months Ended December 31, 2016	Three Months Ended December 31, 2015
Risk-free interest rate	1.68% – 1.92%	1.57% – 1.75%
Expected life (years)	5.30	5.90
Expected volatility	78%	83%
Expected dividends	None	None

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

As of December 31, 2016, the Company had $12.6 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.

2012 Incentive Plan

In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 2, 2016, the Company’s stockholders approved an amendment to the 2012 Plan that increased the total number of shares of Common Stock reserved for issuance thereunder from 4,000,000 shares to 6,000,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of December 31, 2016, (i) stock options to purchase 2,008,353 shares of Common Stock and 1,892,136 RSUs were outstanding under the 2012 Plan, and 1,165,111 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,098,728 shares of Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan

In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of Common Stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. As of December 31, 2016, (i) 543,385 RSUs were outstanding under the Director Plan and (ii) 31,786 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options

The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2016	3,015,374	$3.95	6.4
Granted	101,800	$6.10
Exercised	(5,760)	$3.02
Cancelled	(4,333)	$2.82
Outstanding, December 31, 2016	3,107,081	$4.02	6.3

The Company recognized $0.2 million and $0.5 million in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had $2.1 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.2 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2016 and 2015 was $18,000 and $105,000, respectively. The per-share weighted-average fair value of options granted during the three months ended December 31, 2016 was $3.96. The aggregate intrinsic value of options outstanding as of December 31, 2016 and 2015, was $8.8 million and $4.7 million, respectively.

Restricted Stock Units

The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2016:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2016	2,046,169	$4.90
Granted	891,185	$5.77
Settled	(486,833)	$6.50
Cancelled	(15,000)	$5.59
Outstanding, December 31, 2016	2,435,521	$5.27

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.8 million and $0.5 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2016 and 2015, respectively. As of December 31, 2016, the Company had $10.5 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.1 years.

Closing Shares

In connection with the closing of the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. The Company recognized $0.3 million in stock-based compensation expense related to the Closing Shares for the three months ended December 31, 2016 and 2015, respectively, which is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss. As of December 31, 2016, the Company had $0.9 million of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining Service Period.

Earnout Shares

In addition to the Cash Payment and the issuance of Closing Shares, in each case at the closing of the Acquisition, the Company issued 137,306 Earnout Shares to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 55,297 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. Earnout Shares vest and will be eligible for resale such that 12.5% of the Earnout Shares will vest and be released for resale in July 2017 and thereafter, the remaining 87.5% of the applicable Earnout Shares will vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDC NL through January 2019.

The Company calculated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date.  The Company recognized $73,000 and $84,000 in stock-based compensation expense related to the Earnout Shares for the three months ended December 31, 2016 and 2015, respectively, which is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss.

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

The Company’s policy is to classify interest and penalties related to income tax matters as income tax expense. The Company had no accrual for interest or penalties as of December 31, 2016 or September 30, 2016, and has not recognized interest and/or penalties in the Consolidated Statements of Operations and Other Comprehensive Income for the three months ended December 31, 2016 or 2015.

7. COMMITMENTS AND CONTINGENCIES

Rothschild Mobile Imaging Innovations, Inc.

On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against the Company in the U.S. District Court for the District of Delaware alleging that certain of the Company’s mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of the Company’s customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits”) against the Company in the U.S. District Court for the District of Delaware. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by the Company’s mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”). RMII subsequently filed amended complaints (together with the Initial Lawsuit and the Subsequent Lawsuits, the “RMII Lawsuits”) adding as defendants both Fiserv and NCR (the “Distributor Defendants”), each of whom distributes the Company’s mobile imaging technology to one or more of the Bank Defendants. Based on the Company’s understanding of the claims, the Company agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with the RMII Lawsuits.

On November 10, 2014, the Company filed a motion to sever and stay the claims against Chase in the Initial Lawsuit pending resolution of RMII’s claims against the Company, which motion was granted on August 3, 2015.  On November 19, 2014, the Company filed joinders to the motion to stay with respect to the Subsequent Lawsuits, which joinders were also granted on August 3, 2015. Additionally, the Patent Trial and Appeal Board (“PTAB”) of the Patent and Trademark Office instituted the Company’s petitions for Inter Partes Review (“IPR”) challenging the patentability of all four asserted patents, and the Court agreed to stay the litigation in its entirety until all of the decisions are rendered in the IPR proceedings.

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

Facility Leases

The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,354 square feet of office space in San Diego, California. The term of the lease for the Company’s offices commenced on October 1, 2016 and continues through April 30, 2020.  The annual base rent under this lease is approximately $0.6 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $0.3 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2016, the unamortized balance of the lease incentives was $0.3 million, of which $0.1 million has been included in other current liabilities and $0.2 million has been included in other non-current liabilities.  The offices of IDchecker are located in the Netherlands and the term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately €48,000 per year. The Company has a sales office in London, UK.  The term of this lease continues through May 31, 2017.  The annual base rent under this lease is approximately £65,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS

Revenue Concentration

For the three months ended December 31, 2016, the Company derived revenue of $3.9 million from two customers, with such customers accounting for 31% and 11%, respectively, of the Company’s total revenue. For the three months ended December 31, 2015, the Company derived revenue of $3.7 million from three customers, with such customers accounting for 20%, 19% and 12%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2.5 million and $2.3 million at December 31, 2016 and 2015, respectively.

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

International sales accounted for approximately 25% and 10% of the Company’s total revenue for the three months ended December 31, 2016 and 2015, respectively.

Vendor Concentration

The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2016 and 2015, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A- “Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 9, 2016 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

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

On June 17, 2015, Mitek completed the acquisition (the “Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of the Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V., Stichting Administratiekantoor OPID, and the other individuals specified therein. Upon completion of the Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company. IDchecker is a global provider of cloud based identity document verification. The Acquisition expands Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from around the world. The Acquisition also adds an international customer base in the payments, financial services and information services verticals.

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

Our Mobile Verify™ products combine the Mitek MiSnap™ auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  Mobile Verify™ provides a check of authenticity of U.S. state-issued driver’s licenses and includes full global coverage.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer and merchant processing networks where identity is an inherent part of the transaction.  Mobile Verify™ customers include international payments, financial services and information services providers.

Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. Organizations use Mobile Fill™ to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill™ include national and regional banks, credits unions, wireless telecom operators and insurance providers.

 The second generation of our Mobile Fill™ product, Mobile Fill for Mobile Web™, enables potential new customers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.

Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks with their banks using a camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over one billion check deposits.  We began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.  Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit®, but is specific to small and medium size businesses. It adds capabilities such as mobile multi-check capture to help businesses reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Just like the retail side of banks, the commercial and treasury divisions recognize substantially lower transaction costs associated with processing checks through the mobile channel, and are thus highly motivated to drive more mobile deposit transactions as an alternative to branch or ATM transactions. In addition, many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.

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

First Quarter Fiscal 2017 Highlights

•

Revenues for the three months ended December 31, 2016 were $9.3 million, an increase of 25% compared to revenues of $7.4 million in the three months ended December 31, 2015. Net loss was $0.6 million, or $0.02 per diluted share, during the three months ended December 31, 2016, compared to a net loss of $0.3 million, or $0.01 per diluted share, during the three months ended December 31, 2015.

•

Our mobile check deposit business continued to grow.  During the first quarter of fiscal 2017 the total number of financial institutions licensing our technology exceeded 5,500.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•

We added new patents to our portfolio during the first quarter of fiscal 2017 bringing our total number of issued patents to 28 as of January 23, 2017.  In addition, we have 17 domestic and international patent applications as of January 23, 2017.

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

To sustain our growth in 2017 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,500 financial institutions to increase adoption of our ID capture and verification solutions.

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

Results of Operations

Comparison of the Three Months Ended December 31, 2016 and 2015

The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2016 and 2015 (amounts in thousands, except percentages):

	December 31, 2016	December 31, 2015	Change $	Change %
Revenue
Software	$5,983	$4,730	$1,253	26%
SaaS, maintenance and consulting	3,286	2,674	612	23%
Total revenue	$9,269	$7,404	$1,865	25%
Cost of revenue	$891	$942	$(51)	(5)%
% of revenue	10%	13%
Selling and marketing	$3,838	$2,463	$1,375	56%
% of revenue	41%	33%
Research and development	$2,451	$1,707	$744	44%
% of revenue	26%	23%
General and administrative	$2,243	$2,091	$152	7%
% of revenue	24%	28%
Acquisition-related costs and expenses	$518	$543	$(25)	(5)%
% of revenue	6%	7%
Other income, net	$65	$36	$29	81%
% of revenue	1%	0%
Income tax provision	$—	$(16)	$16	(100)%
% of revenue	0%	0%

Revenue

Total revenue increased $1.9 million or 25%, to $9.3 million in the three months ended December 31, 2016 compared to $7.4 million in the three months ended December 31, 2015. The increase was due to an increase in sales of software licenses of $1.3 million, or 26%, to $6.0 million in the three months ended December 31, 2016 compared to $4.7 million in the three months ended December 31, 2015, and due to an increase in Software as a Service (“SaaS”), maintenance and consulting revenue of $0.6 million, or 23%, to $3.3 million in the three months ended December 31, 2016 compared to $2.7 million in the three months ended December 31, 2015. The increase in software license revenue primarily relates to an increase in sales of both our mobile identity and mobile deposit in the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Services revenue increased, primarily due to additional maintenance associated with the increase in our software license revenue as well as additional SaaS revenue.

Cost of Revenue

Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue decreased $51,000, or 5%, to $891,000 in the three months ended December 31, 2016 compared to $942,000 in the three months ended December 31, 2015. As a percentage of revenue, cost of revenue decreased to 10% in the three months ended December 31, 2016 from 13% in the three months ended December 31, 2015.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $1.4 million, or 56%, to $3.8 million in the three months ended December 31, 2016 compared to $2.5 million in the three months ended December 31, 2015. As a percentage of revenue, selling and marketing expenses increased to 41% in the three months ended December 31, 2016 from 33% in the three months ended December 31, 2015. The increase is primarily due to higher personnel-related costs as well as additional marketing program expenditures.

Research and Development Expenses

Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.7 million, or 44%, to $2.5 million in the three months ended December 31, 2016 compared to $1.7 million in the three months ended December 31, 2015. As a percentage of revenue, research and development expenses increased to 26% in the three months ended December 31, 2016 from 23% in the three months ended December 31, 2015. The increase in research and development expenses is primarily due to higher personnel-related costs.

General and Administrative Expenses

General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.2 million, or 7%, to $2.2 million in the three months ended December 31, 2016 compared to $2.1 million in the three months ended December 31, 2015. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended December 31, 2015 from 28% in the three months ended December 31, 2015. The increase in general and administrative expenses is primarily attributable to increased personnel-related costs.

Acquisition-related Costs and Expenses

Acquisition-related costs and expenses were $0.5 million in the three months ended December 31, 2016 and 2015.

Other Income, Net

Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gain/losses. Other income, net was $65,000 and $36,000 for the three months ended December 31, 2016 and December 31, 2015, respectively.

Income tax provision

Income tax provision for the three months ended December 31, 2016 and 2015 was $0 and $16,000, respectively.

Liquidity and Capital Resources

On December 31, 2016, we had $34.5 million in cash and cash equivalents and investments compared to $35.8 million on September 30, 2016, a decrease of $1.3 million, or approximately 4%. The decrease in cash and cash equivalents and investments was primarily due to our net loss and a decrease in working capital, offset by non-cash items.

Net Cash Provided by (Used in) Operating Activities

Net cash used in operating activities during the three months ended December 31, 2016 was $1.2 million and resulted primarily from net loss of $0.6 million and decreases in operating assets and liabilities of $2.4 million, partially offset by non-cash charges of $1.8 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, depreciation and amortization, and amortization of intangible assets totaling $1.1 million, $0.4 million, $0.2 million and $0.1 million, respectively.

Net cash provided by operating activities during the three months ended December 31, 2015 was $1.0 million and resulted primarily from our net loss of $0.3 million adjusted for non-cash charges of $1.7 million, partially offset by changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets and depreciation totaling $1.0 million, $0.4 million, $0.1 million, and $0.1 million, respectively.

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $1.6 million during the three months ended December 31, 2016, which consisted primarily of cash used by purchases of investments of $5.3 million, partially offset by the sales and maturities of investments of $3.8 million.

Net cash provided by investing activities was $0.5 million during the three months ended December 31, 2015, which consisted primarily of cash provided by the sales and maturities of investments of $6.4 million used, partially offset by purchases of investments of $5.8 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $19,000 during the three months ended December 31, 2016, which consist of proceeds of $19,000 from the exercise of stock options.

Net cash provided by financing activities was $110,000 during the three months ended December 31, 2015, which consist primarily of proceeds of $0.1 million from the exercise of stock options.

Other Liquidity Matters

On December 31, 2016, we had investments of $28.3 million, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets. At December 31, 2016, we had all $28.3 million of our available-for-sale securities classified as current. At September 30, 2016, we had $24.9 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.

We had working capital of $35.1 million at December 31, 2016 compared to $32.0 million at September 30, 2016.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of December 31, 2016.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Form 10-K. We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rates

The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2016, our marketable securities had remaining maturities between approximately one and twelve months and a fair market value of $28.3 million, representing approximately 61% of our total assets.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2016.

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

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2016, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement dated May 26, 2015, by and among Mitek Systems, Inc., IDchecker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Executive Bonus Program Fiscal Year 2017.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101

Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.

		*

*	Filed herewith.
**

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K filed for the fiscal year ended September 30, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2017	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)