Form 10-Q
period 2017-03-31
MITEK SYSTEMS INC
filed 2017-05-05
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 33,373,079 shares of the registrant’s common stock outstanding as of May 1, 2017.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2017 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$12,959	$9,010
Short-term investments	23,051	24,863
Accounts receivable, net	5,104	4,949
Other current assets	1,130	1,485
Total current assets	42,244	40,307
Long-term investments	3,896	1,952
Property and equipment, net	474	440
Intangible assets, net	2,363	2,783
Goodwill	2,725	2,863
Other non-current assets	62	40
Total assets	$51,764	$48,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,820	$1,318
Accrued payroll and related taxes	2,370	3,263
Deferred revenue, current portion	3,677	3,391
Other current liabilities	348	355
Total current liabilities	8,215	8,327
Deferred revenue, non-current portion	51	259
Other non-current liabilities	686	314
Total liabilities	8,952	8,900
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 33,324,328 and 32,781,704 issued and outstanding, as of March 31, 2017 and September 30, 2016, respectively	33	33
Additional paid-in capital	74,067	71,036
Accumulated other comprehensive loss	(356)	(42)
Accumulated deficit	(30,932)	(31,542)
Total stockholders’ equity	42,812	39,485
Total liabilities and stockholders’ equity	$51,764	$48,385

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except for share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue
Software	$7,797	$5,556	$13,780	$10,286
SaaS, maintenance and consulting	3,622	2,966	6,908	5,640
Total revenue	11,419	8,522	20,688	15,926
Operating costs and expenses
Cost of revenue-software	154	132	368	522
Cost of revenue-SaaS, maintenance and consulting	676	588	1,353	1,140
Selling and marketing	3,704	2,553	7,542	5,016
Research and development	2,401	1,813	4,852	3,520
General and administrative	2,742	2,264	4,985	4,355
Acquisition-related costs and expenses	518	541	1,036	1,084
Total operating costs and expenses	10,195	7,891	20,136	15,637
Operating income	1,224	631	552	289
Other income, net	67	30	132	66
Income before income taxes	1,291	661	684	355
Income tax provision	(74)	(79)	(74)	(95)
Net income	$1,217	$582	$610	$260
Net income per share – basic	$0.04	$0.02	$0.02	$0.01
Net income per share – diluted	$0.03	$0.02	$0.02	$0.01
Shares used in calculating net income per share – basic	32,786,079	31,325,577	32,581,988	31,214,325
Shares used in calculating net income per share – diluted	34,815,304	33,133,920	34,818,392	32,625,526
Other comprehensive income:
Net income	$1,217	$582	$610	$260
Foreign currency translation adjustment	74	1	(296)	(129)
Unrealized gain (loss) on investments	3	27	(18)	7
Other comprehensive income	$1,294	$610	$296	$138

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2017	2016
Operating activities:
Net income	$610	$260
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,308	2,161
Amortization of closing and earnout shares	752	779
Amortization of intangible assets	287	298
Depreciation and amortization	216	218
Accretion and amortization on debt securities	16	114
Changes in assets and liabilities:
Accounts receivable	(181)	1,439
Other assets	325	(242)
Accounts payable	510	69
Accrued payroll and related taxes	(875)	(111)
Deferred revenue	90	260
Other liabilities	314	(56)
Net cash provided by operating activities	4,372	5,189
Investing activities:
Purchases of investments	(12,317)	(14,472)
Sales and maturities of investments	12,150	19,599
Purchases of property and equipment	(254)	(111)
Net cash provided by (used in) investing activities	(421)	5,016
Financing activities:
Proceeds from exercise of stock options, net	30	313
Principal payments on capital lease obligations	—	(11)
Net cash provided by financing activities	30	302
Foreign currency effect on cash and cash equivalents	(32)	(34)
Net increase in cash and cash equivalents	3,949	10,473
Cash and cash equivalents at beginning of period	9,010	2,753
Cash and cash equivalents at end of period	$12,959	$13,226
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$2
Cash paid for income taxes	$36	$74
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$(18)	$7

The accompanying notes form an integral part of these consolidated financial statements .. .

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the “Company”) is a global provider of mobile capture and identity verification software solutions for enterprises. Mitek currently serves approximately 5,600 financial services organizations and leading brands across the globe. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek invented Mobile Deposit® which is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek has introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying its mobile and imaging expertise to digital identity verification globally. Mitek’s image based identity verification product, Mobile Verify™, is empowering the digital transformation of companies operating in highly regulated markets by enabling them to identify the individuals with whom they are conducting business. Identity verification is mandatory to comply with many governmental Know Your Customer and Anti-Money Laundering regulatory requirements around the globe.
Mitek's identity verification technology has been selected for use with digital/mobile on-boarding and user re-authentication, as well as by money transmitters, when irregular activity is suspected. While the Company's solutions are primarily used in financial services (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) Mitek is also seeing adoption by telecommunications, healthcare, travel, retail, sharing economy companies and more.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S. and Europe as well as through channel partners. The Company's direct sales strategy concentrates on large financial services organizations and medium sized companies. The Company's partner sales strategy includes channel partners who are financial services technology providers. These partners integrate Mitek's products into their solutions to meet the needs of their customers. The majority of revenue is derived from software licenses with increasing revenues from software as a service (“SaaS”) contracts.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2017 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 9, 2016.
Results for the three and six months ended March 31, 2017 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company’s foreign subsidiaries operate and sell the Company’s products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The Company recorded net gains resulting from foreign exchange translation of $74,000 and $1,000 for the three months ended March 31, 2017 and 2016, respectively. The Company recorded net losses resulting from foreign exchange translation of $296,000 and $129,000 for the six months ended March 31, 2017 and 2016, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, vendor specific objective evidence (“VSOE”) of fair value related to revenue recognition, contingent consideration and income taxes.
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
Goodwill is considered to be impaired if the Company determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and FASB ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between operations and the common nature of the products, services and customers. As the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on market capitalization as this represents the best evidence of fair value. The Company assesses goodwill and intangible assets for impairment using fair value measurement techniques on an annual basis during the fourth quarter of the year, or more frequently if indicators of impairment exist. An interim goodwill test is performed when it is more likely than not that the fair value of a reporting unit is less than the carrying amount.
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

For the three and six months ended March 31, 2017 and 2016, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Stock options	707,284	1,013,306	680,028	997,991
RSUs	107,000	25,979	107,000	—
IDchecker closing shares	91,054	415,611	88,453	466,980
IDchecker earnout shares	73,835	—	71,725	—
Total potentially dilutive common shares outstanding	979,173	1,454,896	947,206	1,464,971
The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net income	$1,217	$582	$610	$260
Weighted-averages shares outstanding – basic	32,786,079	31,325,577	32,581,988	31,214,325
Common stock equivalents	2,029,225	1,808,343	2,236,404	1,411,201
Weighted-averages shares outstanding – diluted	34,815,304	33,133,920	34,818,392	32,625,526
Net income per share:
Basic	$0.04	$0.02	$0.02	$0.01
Diluted	$0.03	$0.02	$0.02	$0.01
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

Investments
Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the Statements of Operations and Other Comprehensive Loss. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2017 or 2016.
All investments whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $43,000 and $35,000 as of March 31, 2017 and September 30, 2016, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2017 and 2016, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.
Guarantees
In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of March 31, 2017 or September 30, 2016.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the Consolidated Balance Sheets at March 31, 2017 is an accumulated other comprehensive loss of $356,000, compared to $42,000 at September 30, 2016, related to the Company’s available-for-sale securities and foreign currency translation adjustments.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if adopted early. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business with the objective of adding guidance and providing a more robust framework to assist reporting organizations with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. For public entities, ASU 2017-01 is effective prospectively for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions occurring before the issuance or effective date of the standard for which financial statements have not yet been issued. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements.
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
No other new accounting pronouncement issued or effective during the three months ended March 31, 2017 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Upon the closing of the Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund. Additionally, when the Earnout Shares issued in respect of the twelve-month period ended September 30, 2016, 20% of such Earnout Shares will be added to the escrow fund. The escrow fund will be maintained until the date that is 24 months after the Earnout Shares for the twelve-month period ended September 30, 2016 are issued (i.e., approximately May 2019) or until such earlier time as the escrow fund is exhausted.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates as of June 17, 2015	$2,873
Effect of movements in exchange rates as of March 31, 2017	(148)
Goodwill as of March 31, 2017	$2,725
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

3. INVESTMENTS
The following table summarizes investments by type of security as of March 31, 2017 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,002	$—	$(5)	$9,997
Corporate debt securities, short-term	13,062	2	(10)	13,054
U.S. Treasury, long-term	1,399	—	(1)	1,398
Corporate debt securities, long-term	2,498	2	(2)	2,498
Total	$26,961	$4	$(18)	$26,947
The following table summarizes investments by type of security as of September 30, 2016 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury	$12,907	$8	$—	$12,915
Corporate debt securities, short-term	11,949	2	(3)	11,948
Corporate debt securities, long-term	1,954	1	(3)	1,952
Total	$26,810	$11	$(6)	$26,815
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2017 and September 30, 2016, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2017 and 2016.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2017 and September 30, 2016, respectively (amounts shown in thousands):

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2017:
Assets:
Short-term investments:
U.S. Treasury	$9,997	$9,997	$—	$—
Corporate debt securities
Financial	3,492	—	3,492	—
Industrial	5,867	—	5,867	—
Commercial paper
Financial	3,695	—	3,695	—
Total short-term investments at fair value	23,051	9,997	13,054	—
Long-term investments:
U.S. Treasury	1,398	1,398	—	—
Corporate debt securities
Industrial	2,498	—	2,498	—
Total assets at fair value	$26,947	$11,395	$15,552	$—
Liabilities:
Acquisition-related contingent consideration	311	—	—	311
Total liabilities at fair value	$311	$—	$—	$311

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Short-term investments:
U.S. Treasury	$12,915	$12,915	$—	$—
Corporate debt securities
Financial	3,963	—	3,963	—
Industrial	4,445	—	4,445	—
Commercial paper
Financial	2,843	—	2,843	—
Industrial	697	—	697	—
Total short-term investments at fair value	24,863	12,915	11,948	—
Long-term investments:
Corporate debt securities
Financial	502	—	502	—
Industrial	1,450	—	1,450	—
Total assets at fair value	$26,815	$12,915	$13,900	$—
Liabilities:
Acquisition-related contingent consideration	252	—	—	252
Total liabilities at fair value	$252	$—	$—	$252
Acquisition-related contingent consideration is recorded in other non-current liabilities in the Consolidated Balance Sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2017 (amounts shown in thousands):

Balance at September 30, 2016	$252
Expenses recorded due to changes in fair value	147
Issuance of common stock	(88)
Balance at March 31, 2017	$311

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had goodwill balances of $2.7 million and $2.9 million at March 31, 2017 and September 30, 2016, respectively, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2 to the Company’s consolidated unaudited financial statements. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.

Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from five to six years. Intangible assets as of March 31, 2017 are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370	$793	$1,577
Customer relationships	6 years	970	324	646
Trade names	5 years	230	90	140
Total intangible assets		$3,570	$1,207	$2,363
Amortization expense related to acquired intangible assets was $144,000 and $149,000 for the three months ended March 31, 2017 and 2016, respectively, and $287,000 and $298,000 for the six months ended March 31, 2017 and 2016, respectively, and is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2017 (remaining six months)	$286
2018	572
2019	572
2020	559
2021	374
Total	$2,363

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Cost of revenue	$47	$10	$87	$10
Sales and marketing	360	287	674	530
Research and development	239	162	452	342
General and administrative	577	713	1,095	1,279
Stock-based compensation expense included in expenses	$1,223	$1,172	$2,308	$2,161
    The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2017 and 2016 were based on the following assumptions:

	Six Months Ended March 31, 2017	Six Months Ended March 31, 2016
Risk-free interest rate	1.68% – 1.92%	1.43% – 1.75%
Expected life (years)	5.32	5.90
Expected volatility	78%	83%
Expected dividends	None	None
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
As of March 31, 2017, the Company had $11.2 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan which increased the total number of shares of Common Stock reserved for issuance thereunder from 6,000,000 shares to 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of March 31, 2017, (i) stock options to purchase 1,981,654 shares of Common Stock, 1,812,730 RSUs and 1,300,000 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 3,421,185 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,098,728 shares of Common Stock were outstanding under the Prior Plans.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of Common Stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan which increased the total number of shares of Common Stock reserved for issuance thereunder from 1,000,000 shares to 1,500,000 shares and extended the term of the Director Plan from December 5, 2020 to December 31, 2022. As of March 31, 2017, (i) 543,385 RSUs were outstanding under the Director Plan and (ii) 531,786 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2016	3,015,374	$3.95	6.4
Granted	107,800	$6.13
Exercised	(10,291)	$2.85
Canceled	(32,501)	$4.29
Outstanding, March 31, 2017	3,080,382	$4.02	6.0
The Company recognized $0.2 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the three months ended March 31, 2017 and 2016, respectively. The Company recognized $0.5 million and $0.8 million in stock-based compensation expense related to outstanding stock options in the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had $1.8 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 1.9 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2017 and 2016 was $32,000 and $0.3 million, respectively. The per-share weighted-average fair value of options granted during the six months ended March 31, 2017 was $3.98. The aggregate intrinsic value of options outstanding as of March 31, 2017 and 2016, was $10.0 million and $11.9 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2017:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2016	2,046,169	$4.90
Granted	917,785	$5.77
Settled	(532,333)	$4.62
Canceled	(75,506)	$5.15
Outstanding, March 31, 2017	2,356,115	$5.11
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.9 million in stock-based compensation expense related to outstanding RSUs in each of the three months ended March 31, 2017 and 2016. The Company recognized $1.8 million and $1.4 million in stock-based compensation expense related to outstanding RSUs in the six months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, the Company had $9.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.
Senior Executive Performance RSUs
On March 10, 2017, the Company granted 1,300,000 Senior Executive Long Term Incentive Restricted Stock Units ("Senior Executive Performance RSUs") under the 2012 Plan. Senior Executive Performance RSUs are purely performance-based, and no Senior Executive Performance RSUs vest unless, as of the end of the performance period (March 1, 2017 through the date that is 25 trading days after the first filing of an Annual Report on Form 10-K or Quarterly Report on Form 10-Q by the Company following September 30, 2019) (the “Performance Period”) or in connection with a Change of Control (as defined the in 2012 Plan), a significant threshold level of stock price appreciation (or the equivalent in connection with a Change of Control that takes the form of an asset sale) has been achieved by the Company. Furthermore, the number of Senior Executive Performance RSUs that ultimately vest at the end of the Performance Period depends on whether the percentage increase in the Company’s stock price during the Performance Period equaled or outperformed the percentage increase in the Russell 2000 Index over the same period.
The Senior Executive Performance RSUs will fully vest if the following market conditions are met: (i) the Company achieves a stock price of $20.00 per share or more at the end of the Performance Period, which is expected to end in January 2020 and (ii) the Company’s stock price growth during the Performance Period equaled or outperformed the stock price growth of the Russell 2000 Index. For stock prices between $16.00 per share and $20.00 per share, vesting will range (i) between 25% and 50% if the percentage increase in the Company’s stock price during the Performance Period was lower than the percentage increase of the Russell 2000 Index and (ii) between 50% and 100% if the percentage increase in the Company’s stock price during the Performance Period equaled or outperformed the percentage increase of the Russell 2000 Index, in each case, with higher vesting relating to increased stock prices, determined on the basis of a straight line interpolation. No Senior Executive Performance RSUs will vest if the Company’s stock price at the end of the Performance Period is below $16.00 per share and all unvested Senior Executive Performance RSUs shall be canceled. Upon cancellation, the shares subject to such Senior Executive Performance RSUs will not be returned to the 2012 Plan and will not be available for issuance under other types of Awards. Fifty percent of the Senior Executive Performance RSUs determined at the end of the Performance Period convert into unrestricted shares (one share per RSU).  The remaining 50% of the Senior Executive Performance RSUs vest subject to the participants’ continued employment through the one-year anniversary of the end of the Performance Period; provided, however that such remaining Senior Executive Performance RSUs shall fully vest upon a qualifying termination or a change in control during such one-year period. Accordingly, the related stock-based compensation expense will be recognized over these respective vesting periods.
The Company estimated the fair value of the Senior Executive Performance RSUs using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 20 trading day average stock price). The Company has estimated the aggregate fair value of the Senior Executive Performance RSUs at $1.7 million and recognized $30,000 in stock-based compensation expense related to outstanding Senior Executive Performance RSUs for each of the three and six months ended March 31, 2017.

Closing Shares
In connection with the closing of the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss. The Company recognized $0.3 million in stock-based compensation expense related to the Closing Shares for each of the three months ended March 31, 2017 and 2016, and $0.6 million for each of the six months ended March 31, 2017 and 2016. As of March 31, 2017, the Company had $0.6 million of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining Service Period.
Earnout Shares
In addition to the Cash Payment and the issuance of Closing Shares, in each case at the closing of the Acquisition, the Company issued 137,306 Earnout Shares to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 55,297 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. Earnout Shares vest and will be eligible for resale such that 12.5% of the Earnout Shares will vest and be released for resale on the date that is six months following the date of issue and thereafter, the remaining 87.5% of the applicable Earnout Shares will vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDC NL through the date on which all Earnout Shares are fully vested.
The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Loss. The Company recognized $74,000 in stock-based compensation expense related to the Earnout Shares for each of the three months ended March 31, 2017 and 2016, and $147,000 for each of the six months ended March 31, 2017 and 2016.

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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,354 square feet of office space in San Diego, California. The term of the lease for the Company’s offices commenced on October 1, 2016 and continues through April 30, 2020.  The annual base rent under this lease is approximately $0.6 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $0.3 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of March 31, 2017, the unamortized balance of the lease incentives was $0.3 million, of which $0.1 million has been included in other current liabilities and $0.2 million has been included in other non-current liabilities.  The offices of IDchecker are located in the Netherlands and the term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately €48,000 per year. The Company has a sales office in London, UK.  The term of this lease continues through May 31, 2017.  The annual base rent under this lease is approximately £65,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended March 31, 2017, the Company derived revenue of $2.9 million from two customers, with such customers accounting for 14% and 12%, respectively, of the Company’s total revenue. For the three months ended March 31, 2016, the Company derived revenue of $2.1 million from two customers, with such customers accounting for 15% and 11%, respectively, of the Company’s total revenue. For the six months ended March 31, 2017, the Company derived revenue of $4.8 million from one customer, with such customer accounting for 23% of the Company’s total revenue. For the six months ended March 31, 2016, the Company derived revenue of $3.9 million from two customers, with such customers accounting for 13% and 12%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1.4 million and $0.1 million at March 31, 2017 and 2016, respectively.
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
International sales accounted for approximately 14% of the Company’s total revenue for both the three and six months ended March 31, 2017. International sales accounted for approximately 10% of the Company’s total revenue for both the three and six months ended March 31, 2016.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2017 and 2016, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Overview
Mitek is a global provider of mobile capture and identity verification software solutions for enterprises. We are currently serving approximately 5,600 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek invented Mobile Deposit® which is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek has introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying our mobile and imaging expertise to digital identity verification globally. Mitek’s image based identity verification product, Mobile Verify™, is empowering the digital transformation of companies operating in highly regulated markets by enabling them to identify with whom they are conducting business. Identity verification is mandatory to comply with many governmental Know Your Customer ("KYC") and Anti-Money Laundering regulatory requirements around the globe.
Our identity verification technology has been selected for use with digital/mobile on-boarding and user re-authentication, as well as by money transmitters, when irregular activity is suspected. While our solutions are primarily used in financial services (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) we are also seeing adoption by telecommunications, healthcare, travel, retail, sharing economy companies and more.
We market and sell our products and services worldwide through internal, direct sales teams located in the U.S. and Europe as well as through channel partners. Our direct sales strategy concentrates on large financial services organizations and medium sized companies. Our partner sales strategy includes channel partners who are financial services technology providers. These partners integrate our products into their solutions to meet the needs of their customers. The majority of our revenue is derived from software licenses with increasing revenues from software as a service (“SaaS”) contracts.
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
More than 90% of millennials own a smartphone and its most utilized feature is the camera, according to industry analyst ComScore. According to a November 2016 survey conducted by Osterman Research (“The Millennial Influence: How Their Love of Mobile Shapes Commerce”), millennials, especially older ones, make extensive use of their smartphone cameras and 85% of millennials take selfies (many more than five times per day). Furthermore, millennials want to use their camera functionality much more extensively for activities like verifying their identity, taking photos of their credit cards or driver’s license instead of keying in payment information, transferring funds, or enrolling for new accounts. Given their mobile technology focus, millennials place a tremendous importance on the camera functionality of their smartphones—in fact, more than one in seven millennials considers the smartphone camera to be the most important feature of their device. Mitek is leveraging the mobile camera through our mobile identity products to create a superior user experience across all versions of the Apple iPhone and Android devices and mobile web.
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

Second Quarter Fiscal 2017 Highlights

•
Revenues for the three months ended March 31, 2017 were $11.4 million, an increase of 34% compared to revenues of $8.5 million in the three months ended March 31, 2016. Net income was $1.2 million, or $0.03 per diluted share, during the three months ended March 31, 2017, an increase of 109% compared to net income of $0.6 million, or $0.02 per diluted share, during the three months ended March 31, 2016.

•
Continued growth in our mobile check deposit business. During the second quarter of fiscal 2017 the total number of financial institutions licensing our technology was approximately 5,600.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks, utilize our technology.

•
We added new patents to our portfolio during fiscal 2017 bringing our total number of issued patents to 29 as of April 11, 2017.  In addition, we have 16 domestic and international patent applications as of April 29, 2017.

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
To sustain our growth in 2017 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at approximately 5,600 financial institutions to increase adoption of our ID capture and verification solutions.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2017 and 2016 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software	$7,797	$5,556	68%	65%	2,241	40%
SaaS, maintenance and consulting	3,622	2,966	32%	35%	656	22%
Total revenue	$11,419	$8,522	100%	100%	2,897	34%
Cost of revenue	830	720	7%	8%	110	15%
Selling and marketing	3,704	2,553	32%	30%	1,151	45%
Research and development	2,401	1,813	21%	21%	588	32%
General and administrative	2,742	2,264	24%	27%	478	21%
Acquisition-related costs and expenses	518	541	5%	6%	(23)	(4)%
Other income, net	67	30	1%	—%	37	123%
Income tax provision	(74)	(79)	(1)%	(1)%	5	(6)%

Revenue
Total revenue increased $2.9 million or 34%, to $11.4 million in the three months ended March 31, 2017 compared to $8.5 million in the three months ended March 31, 2016. The increase was due to an increase in sales of software licenses of $2.2 million, or 40%, to $7.8 million in the three months ended March 31, 2017 compared to $5.6 million in the three months ended March 31, 2016, and due to an increase in SaaS, maintenance and consulting revenue of $0.7 million, or 22%, to $3.6 million in the three months ended March 31, 2017 compared to $3.0 million in the three months ended March 31, 2016. The increase in software license revenue primarily relates to an increase in sales of mobile deposit. Services revenue increased primarily due to additional mobile verify SaaS revenue of $0.5 million in the three months ended March 31, 2017 compared to the same period in 2016, as well as additional maintenance associated with the increase in our software license revenue.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.1 million, or 15%, to $0.8 million in the three months ended March 31, 2017 compared to $0.7 million in the three months ended March 31, 2016. As a percentage of revenue, cost of revenue decreased to 7% in the three months ended March 31, 2017 from 8% in the three months ended March 31, 2016. The increase in cost of revenue is primarily due to an increase in costs associated with the increase in SaaS revenue.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $1.2 million, or 45%, to $3.7 million in the three months ended March 31, 2017 compared to $2.6 million in the three months ended March 31, 2016. As a percentage of revenue, selling and marketing expenses increased to 32% in the three months ended March 31, 2017 from 30% in the three months ended March 31, 2016. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $1.0 million resulting from our increased headcount in the three months ended March 31, 2017 compared to the same period in 2016. The remaining increase is related to additional operating costs of approximately $0.2 million resulting from a general increase in sales and marketing activity during the three months ended March 31, 2017 compared to the same period in 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.6 million, or 32%, to $2.4 million in the three months ended March 31, 2017 compared to $1.8 million in the three months ended March 31, 2016. As a percentage of revenue, research and development expenses was 21% in the three months ended March 31, 2017 and 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $0.4 million resulting from our increased headcount in the three months ended March 31, 2017 compared to the same period in 2016. The remaining increase is related to an increase in facility and other costs of approximately $0.2 million resulting from a general increase in research and development activity in the three months ended March 31, 2017 compared to the same period in 2016.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.5 million, or 21%, to $2.7 million in the three months ended March 31, 2017 compared to $2.3 million in the three months ended March 31, 2016. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended March 31, 2017 from 27% in the three months ended March 31, 2016. The increase in general and administrative expenses is primarily attributable to increased personnel-related costs of $0.4 million as well as additional professional services of approximately $0.1 million in the three months ended March 31, 2017 compared to the same period in 2016.
Acquisition-related Costs and Expenses
Acquisition-related costs and expenses remained consistent at $0.5 million in the three months ended March 31, 2017 as compared to the same period in 2016.

Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net was $67,000 and $30,000 for the three months ended March 31, 2017 and 2016, respectively.
Income tax provision
Income tax provision for the three months ended March 31, 2017 and 2016 was $74,000 and $79,000, respectively. The income tax provision for both periods is primarily made up of Federal Alternative Minimum Taxes.
Comparison of the Six Months Ended March 31, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2017 and 2016 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software	$13,780	$10,286	67%	65%	3,494	34%
SaaS, maintenance and consulting	6,908	5,640	33%	35%	1,268	22%
Total revenue	$20,688	$15,926	100%	100%	4,762	30%
Cost of revenue	1,721	1,662	8%	10%	59	4%
Selling and marketing	7,542	5,016	36%	31%	2,526	50%
Research and development	4,852	3,520	23%	22%	1,332	38%
General and administrative	4,985	4,355	24%	27%	630	14%
Acquisition-related costs and expenses	1,036	1,084	5%	7%	(48)	(4)%
Other income, net	132	66	1%	—%	66	100%
Income tax provision	(74)	(95)	—%	(1)%	21	(22)%
Revenue
Total revenue increased $4.8 million or 30%, to $20.7 million in the six months ended March 31, 2017 compared to $15.9 million in the six months ended March 31, 2016. The increase was due to an increase in sales of software licenses of $3.5 million, or 34%, to $13.8 million in the six months ended March 31, 2017 compared to $10.3 million in the six months ended March 31, 2016, and due to an increase in SaaS, maintenance and consulting revenue of $1.3 million, or 22%, to $6.9 million in the six months ended March 31, 2017 compared to $5.6 million in the six months ended March 31, 2016. The increase in software license revenue primarily relates to an increase in sales of both mobile deposit and mobile identity. Services revenue increased due to additional SaaS revenue of $0.7 million in the six months ended March 31, 2017 compared to the six months ended March 31, 2016, additional maintenance associated with the increase in our software license revenue and additional professional services revenue.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.1 million, or 4%, to $1.7 million in the six months ended March 31, 2017 compared to $1.7 million in the six months ended March 31, 2016. As a percentage of revenue, cost of revenue decreased to 8% in the six months ended March 31, 2017 from 10% in the six months ended March 31, 2016.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $2.5 million, or 50%, to $7.5 million in the six months ended March 31, 2017 compared to $5.0 million in the six months ended March 31, 2016. As a percentage of revenue, selling and marketing expenses increased to 36% in the six months ended March 31, 2017 from 31% in the six months ended March 31, 2016. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.2 million resulting from our increased headcount in the six months ended March 31, 2017 compared to the same period in 2016. The remaining increase is related to additional operating costs of approximately $0.3 million resulting from a general increase in sales and marketing activity during the six months ended March 31, 2017 compared to the same period in 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.3 million, or 38%, to $4.9 million in the six months ended March 31, 2017 compared to $3.5 million in the six months ended March 31, 2016. As a percentage of revenue, research and development expenses increased to 23% in the six months ended March 31, 2017 from 22% in the six months ended March 31, 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $0.8 million resulting from our increased headcount in the six months ended March 31, 2017 compared to the same period in 2016. The remaining increase is related to an increase in facility and other costs of approximately $0.5 million resulting from a general increase in research and development activity in the six months ended March 31, 2017 compared to the same period in 2016.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, administration and information technology, as well as legal, accounting and other administrative fees. General and administrative expenses increased $0.6 million, or 14%, to $5.0 million in the six months ended March 31, 2017 compared to $4.4 million in the six months ended March 31, 2016. As a percentage of revenue, general and administrative expenses decreased to 24% in the six months ended March 31, 2017 from 27% in the six months ended March 31, 2016. The increase in general and administrative expenses is primarily attributable to increased personnel-related costs of $0.6 million in the six months ended March 31, 2017 compared to the same period in 2016.
Acquisition-related Costs and Expenses
Acquisition-related costs and expenses were $1.0 million and $1.1 million in the six months ended March 31, 2017 and 2016, respectively.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net was $132,000 and $66,000 for the six months ended March 31, 2017 and 2016, respectively.
Income tax provision
Income tax provision for the six months ended March 31, 2017 and 2016 was $74,000 and $95,000, respectively. The income tax provision for both periods is primarily made up of Federal Alternative Minimum Taxes.
Liquidity and Capital Resources
On March 31, 2017, we had $39.9 million in cash and cash equivalents and investments compared to $35.8 million on September 30, 2016, an increase of $4.1 million, or 11%. The increase in cash and cash equivalents and investments was primarily due to our net income adjusted for non-cash items combined with favorable changes in working capital and partially offset by capital expenditures.
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2017 was $4.4 million and resulted primarily from net income of $0.6 million adjusted for non-cash charges of $3.6 million and favorable changes in operating assets and liabilities of $0.2 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets and depreciation and amortization totaling $2.3 million, $0.8 million, $0.3 million and $0.2 million, respectively.

Net cash provided by operating activities during the six months ended March 31, 2016 was $5.2 million and resulted primarily from net income of $0.3 million adjusted for non-cash charges of $3.6 million and favorable changes in operating assets and liabilities of $1.4 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing and earnout shares related to the Acquisition, amortization of intangible assets and depreciation totaling $2.2 million, $0.8 million, $0.3 million, and $0.2 million, respectively.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities was $0.4 million during the six months ended March 31, 2017, which consisted primarily of capital expenditures of $0.3 million and net purchases of investments of $0.2 million.
Net cash provided by investing activities was $5.0 million during the six months ended March 31, 2016, which consisted primarily of cash provided by the net sales and maturities of investments of $5.1 million, partially offset by capital expenditures of $0.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $30,000 during the six months ended March 31, 2017, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $0.3 million during the six months ended March 31, 2016, which consisted primarily of proceeds from the exercise of stock options.
Other Liquidity Matters
On March 31, 2017, we had investments of $26.9 million, designated as available-for-sale marketable securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets. At March 31, 2017, we had $23.1 million of our available-for-sale securities classified as current and $3.9 million of our available-for-sale securities classified as long-term. At September 30, 2016, we had $24.9 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $34.0 million at March 31, 2017 compared to $32.0 million at September 30, 2016.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next 12 months.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of March 31, 2017.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term marketable securities are generally classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2017, our marketable securities had remaining maturities between approximately one and eighteen months and a fair market value of $26.9 million, representing 52% of our total assets.
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
Foreign Currency Risk
As a result of the Acquisition, we have operations in the Netherlands that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro and the British pound. The functional currency of our Dutch operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the Consolidated Statements of Operations and Comprehensive Income. Additionally, changes in the British pound could adversely impact revenue.
Market Risk
The Company has had no material changes to market risk as outlined in the Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2016.

ITEM 1A. RISK FACTORS
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2017, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement dated May 26, 2015, by and among Mitek Systems, Inc., IDchecker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

4.1	Form of debenture issued on December 10, 2009.	(4)

4.2	Form of warrant issued on December 10, 2009.	(4)

10.1	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan.	*

10.2	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.
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

May 4, 2017	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Russell C. Clark
Russell C. Clark
Chief Financial Officer (Principal Financial and Accounting Officer)