Form 10-Q
period 2017-06-30
MITEK SYSTEMS INC
filed 2017-08-03
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 33,585,994 shares of the registrant’s common stock outstanding as of July 31, 2017.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2017 (Unaudited)	September 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$9,299	$9,010
Short-term investments	29,001	24,863
Accounts receivable, net	6,405	4,949
Other current assets	1,323	1,485
Total current assets	46,028	40,307
Long-term investments	4,616	1,952
Property and equipment, net	546	440
Intangible assets, net	2,374	2,783
Goodwill	2,914	2,863
Other non-current assets	62	40
Total assets	$56,540	$48,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,828	$1,318
Accrued payroll and related taxes	3,361	3,263
Deferred revenue, current portion	3,960	3,391
Other current liabilities	370	355
Total current liabilities	9,519	8,327
Deferred revenue, non-current portion	89	259
Other non-current liabilities	789	314
Total liabilities	10,397	8,900
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 33,497,690 and 32,781,704 issued and outstanding, as of June 30, 2017 and September 30, 2016, respectively	33	33
Additional paid-in capital	76,457	71,036
Accumulated other comprehensive loss	(31)	(42)
Accumulated deficit	(30,316)	(31,542)
Total stockholders’ equity	46,143	39,485
Total liabilities and stockholders’ equity	$56,540	$48,385

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except for share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue
Software	$7,464	$5,760	$21,244	$16,046
SaaS, maintenance and consulting	4,334	3,345	11,242	8,985
Total revenue	11,798	9,105	32,486	25,031
Operating costs and expenses
Cost of revenue-software	404	157	772	679
Cost of revenue-SaaS, maintenance and consulting	778	636	2,131	1,776
Selling and marketing	3,487	2,940	11,029	7,956
Research and development	2,652	1,940	7,504	5,460
General and administrative	3,363	2,182	8,348	6,537
Acquisition-related costs and expenses	630	556	1,666	1,640
Total operating costs and expenses	11,314	8,411	31,450	24,048
Operating income	484	694	1,036	983
Other income, net	149	45	281	111
Income before income taxes	633	739	1,317	1,094
Income tax provision	(17)	—	(91)	(95)
Net income	$616	$739	$1,226	$999
Net income per share – basic	$0.02	$0.02	$0.04	$0.03
Net income per share – diluted	$0.02	$0.02	$0.03	$0.03
Shares used in calculating net income per share – basic	33,023,622	31,823,386	32,732,323	31,477,723
Shares used in calculating net income per share – diluted	35,609,724	34,531,964	35,033,374	33,461,787
Other comprehensive income
Net income	$616	$739	$1,226	$999
Foreign currency translation adjustment	318	31	22	(98)
Unrealized gain (loss) on investments	(5)	26	(23)	33
Other comprehensive income	$929	$796	$1,225	$934

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2017	2016
Operating activities:
Net income	$1,226	$999
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,945	3,108
Amortization of closing and earnout shares	1,232	1,128
Amortization of intangible assets	434	449
Depreciation and amortization	267	329
Amortization of investment premiums	31	131
Changes in assets and liabilities:
Accounts receivable	(1,436)	(672)
Other assets	138	(587)
Accounts payable	507	(431)
Accrued payroll and related taxes	92	377
Deferred revenue	389	262
Other liabilities	366	198
Net cash provided by operating activities	7,191	5,291
Investing activities:
Purchases of investments	(28,156)	(28,946)
Sales and maturities of investments	21,300	24,549
Purchases of property and equipment	(360)	(140)
Net cash used in investing activities	(7,216)	(4,537)
Financing activities:
Proceeds from exercise of stock options, net	381	1,599
Principal payments on capital lease obligations	—	(17)
Net cash provided by financing activities	381	1,582
Foreign currency effect on cash and cash equivalents	(67)	(80)
Net increase in cash and cash equivalents	289	2,256
Cash and cash equivalents at beginning of period	9,010	2,753
Cash and cash equivalents at end of period	$9,299	$5,009
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1
Cash paid for income taxes	$105	$84
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$(23)	$33

The accompanying notes form an integral part of these consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the “Company”) is a global provider of mobile capture and identity verification software solutions for enterprises. Mitek currently serves more than 5,800 financial services organizations and leading brands across the globe. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
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
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S. and Europe as well as through channel partners. The Company's direct sales strategy concentrates on large financial services organizations and medium-sized companies. The Company's partner sales strategy includes channel partners who are financial services technology providers. These partners integrate Mitek's products into their solutions to meet the needs of their customers. The majority of revenue is derived from software licenses with increasing revenues from software as a service (“SaaS”) contracts.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2017 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the U.S. Securities and Exchange Commission on December 9, 2016.
Results for the three and nine months ended June 30, 2017 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company’s foreign subsidiaries operate and sell the Company’s products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollar equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The Company recorded net gains resulting from foreign exchange translation of $318,000 and $31,000 for the three months ended June 30, 2017 and 2016, respectively. The Company recorded a net gain resulting from foreign exchange translation of $22,000 for the nine months ended June 30, 2017 and a net loss resulting from foreign exchange translation of $98,000 for the nine months ended June 30, 2016.
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
Goodwill and Purchased Intangible Assets
Goodwill resulted from the acquisition of IDchecker (as defined below) in fiscal year 2015. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company reviews the goodwill and indefinite-lived intangible asset for impairment at least annually in the fourth fiscal quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of the reporting unit and/or the indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include a significant adverse change in legal factors or in the business climate, a significant decline in the stock price, a significant decline in projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
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

For the three and nine months ended June 30, 2017 and 2016, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Stock options	582,312	516,671	586,707	899,426
RSUs	54,600	6,374	18,200	41,620
IDchecker closing shares	31,731	238,688	37,225	322,399
IDchecker earnout shares	46,694	—	46,660	—
Total potentially dilutive common shares outstanding	715,337	761,733	688,792	1,263,445
The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net income	$616	$739	$1,226	$999
Weighted-average shares outstanding – basic	33,023,622	31,823,386	32,732,323	31,477,723
Common stock equivalents	2,586,102	2,708,578	2,301,051	1,984,064
Weighted-average shares outstanding – diluted	35,609,724	34,531,964	35,033,374	33,461,787
Net income per share:
Basic	$0.02	$0.02	$0.04	$0.03
Diluted	$0.02	$0.02	$0.03	$0.03
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

Investments
Investments consist of corporate notes and bonds, and commercial paper. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the Statements of Operations and Other Comprehensive Income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2017 or 2016.
All investments whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company maintained an allowance for doubtful accounts of $23,000 and $35,000 as of June 30, 2017 and September 30, 2016, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2017 and 2016, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable.
Guarantees
In the ordinary course of business, the Company is not subject to potential obligations under guarantees that fall within the scope of FASB ASC Topic 460, Guarantees (“ASC 460”), except for standard indemnification and warranty provisions that are contained within many of the Company’s customer license and service agreements and certain supplier agreements, and give rise only to the disclosure requirements prescribed by ASC 460. Indemnification and warranty provisions contained within the Company’s customer license and service agreements and certain supplier agreements are generally consistent with those prevalent in the Company’s industry.  The Company has not previously incurred significant costs to settle claims or pay awards under these indemnification or warranty obligations. The Company accounts for these obligations in accordance with FASB ASC Topic 450, Contingencies (“ASC 450”), and records a liability for these obligations when a loss is probable and reasonably estimable. The Company has not recorded any liabilities for these obligations as of June 30, 2017 or September 30, 2016.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the Consolidated Balance Sheets at June 30, 2017 is an accumulated other comprehensive loss of $31,000, compared to $42,000 at September 30, 2016, related to the Company’s available-for-sale securities and foreign currency translation adjustments.
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
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires entities to account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are all the same as the original award immediately before the original award is modified. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if adopted early. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”), which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in its first quarter of fiscal 2018. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.
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
No other new accounting pronouncement issued or effective during the three months ended June 30, 2017 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the Acquisition, the Company paid a purchase price of $5.9 million, which consisted of (i) a cash payment to the Sellers of $5.6 million, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to Parent. Approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), par value $0.001 per share (“Common Stock”), or 712,790 shares, were issued to the Sellers at the closing of the Acquisition. In January 2016, the Company issued 137,306 additional shares (the “Earnout Shares”), to the Sellers for achievement by IDchecker of certain revenue and net income targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue and net income targets for the twelve-month period ended September 30, 2016. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to the Company’s consolidated financial statements.
Upon the closing of the Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund. Additionally, when the Earnout Shares are issued in respect of the twelve-month period ended September 30, 2016, 20% of such Earnout Shares will be added to the escrow fund. The escrow fund will be maintained until the date that is 24 months after the Earnout

Shares for the twelve-month period ended September 30, 2016 are issued or until such earlier time as the escrow fund is exhausted.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates as of June 17, 2015	$2,873
Effect of movements in exchange rates as of June 30, 2017	41
Goodwill as of June 30, 2017	$2,914
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

3. INVESTMENTS
The following table summarizes investments by type of security as of June 30, 2017 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$8,899	$—	$(6)	$8,893
Corporate debt securities, short-term	20,118	—	(10)	20,108
Corporate debt securities, long-term	4,618	1	(3)	4,616
Total	$33,635	$1	$(19)	$33,617
The following table summarizes investments by type of security as of September 30, 2016 (amounts shown in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$12,907	$8	$—	$12,915
Corporate debt securities, short-term	11,949	2	(3)	11,948
Corporate debt securities, long-term	1,954	1	(3)	1,952
Total	$26,810	$11	$(6)	$26,815
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2017 and September 30, 2016, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2017 and 2016.
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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2017 and September 30, 2016, respectively (amounts shown in thousands):

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2017:
Assets:
Short-term investments:
U.S. Treasury	$8,893	$8,893	$—	$—
Corporate debt securities
Financial	3,641	—	3,641	—
Industrial	7,807	—	7,807	—
Commercial paper
Financial	6,669	—	6,669	—
Industrial	1,991	—	1,991	—
Total short-term investments at fair value	29,001	8,893	20,108	—
Long-term investments:
U.S. Treasury	—	—	—	—
Corporate debt securities
Financial	906	—	906	—
Industrial	3,710	—	3,710	—
Total assets at fair value	$33,617	$8,893	$24,724	$—
Liabilities:
Acquisition-related contingent consideration	378	—	—	378
Total liabilities at fair value	$378	$—	$—	$378

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Short-term investments:
U.S. Treasury	$12,915	$12,915	$—	$—
Corporate debt securities
Financial	3,963	—	3,963	—
Industrial	4,445	—	4,445	—
Commercial paper
Financial	2,843	—	2,843	—
Industrial	697	—	697	—
Total short-term investments at fair value	24,863	12,915	11,948	—
Long-term investments:
Corporate debt securities
Financial	502	—	502	—
Industrial	1,450	—	1,450	—
Total assets at fair value	$26,815	$12,915	$13,900	$—
Liabilities:
Acquisition-related contingent consideration	252	—	—	252
Total liabilities at fair value	$252	$—	$—	$252

Acquisition-related contingent consideration is recorded in other non-current liabilities in the Consolidated Balance Sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2017 (amounts shown in thousands):

Balance at September 30, 2016	$252
Expenses recorded due to changes in fair value	324
Issuance of common stock	(198)
Balance at June 30, 2017	$378

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had goodwill balances of $2.9 million at June 30, 2017 and September 30, 2016, associated with the acquisition of IDchecker which occurred during fiscal year 2015. For information regarding the acquisition of IDchecker, see Note 2 to the Company’s consolidated financial statements. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350.
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from five to six years. Intangible assets as of June 30, 2017 are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370	$783	$1,587
Customer relationships	6 years	970	321	649
Trade names	5 years	230	92	138
Total intangible assets		$3,570	$1,196	$2,374
Amortization expense related to acquired intangible assets was $146,000 and $151,000 for the three months ended June 30, 2017 and 2016, respectively, and $434,000 and $449,000 for the nine months ended June 30, 2017 and 2016, respectively, and is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2017 (remaining three months)	$153
2018	611
2019	611
2020	598
2021	401
Total	$2,374

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$12	$11	$42	$21
Selling and marketing	371	290	1,113	820
Research and development	275	155	717	498
General and administrative	979	491	2,073	1,769
Stock-based compensation expense included in expenses	$1,637	$947	$3,945	$3,108
    The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2017 and 2016 were based on the following assumptions:

	Nine Months Ended June 30, 2017	Nine Months Ended June 30, 2016
Risk-free interest rate	1.68% – 1.92%	1.43% – 1.75%
Expected life (years)	5.32	5.90
Expected volatility	78%	83%
Expected dividends	None	None
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
As of June 30, 2017, the Company had $10.9 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.2 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan which increased the total number of shares of Common Stock reserved for issuance thereunder from 6,000,000 shares to 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of June 30, 2017, (i) stock options to purchase 1,876,955 shares of Common Stock, 1,845,963 RSUs and 1,300,000 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 3,248,987 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,079,728 shares of Common Stock were outstanding under the Prior Plans.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of Common Stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan which increased the total number of shares of Common Stock reserved for issuance thereunder from 1,000,000 shares to 1,500,000 shares and extended the term of the Director Plan from December 5, 2020 to December 31, 2022. As of June 30, 2017, (i) 543,385 RSUs were outstanding under the Director Plan and (ii) 531,786 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2016	3,015,374	$3.95	6.4
Granted	107,800	$6.13
Exercised	(120,114)	$3.17
Canceled	(46,377)	$4.30
Outstanding, June 30, 2017	2,956,683	$4.05	5.7
The Company recognized $0.3 million in stock-based compensation expense related to outstanding stock options in each of the three months ended June 30, 2017 and 2016. The Company recognized $0.8 million and $1.1 million in stock-based compensation expense related to outstanding stock options in the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had $1.4 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 1.7 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2017 and 2016 was $0.6 million and $2.8 million, respectively. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2017 was $3.98. The aggregate intrinsic value of options outstanding as of June 30, 2017 and 2016, was $13.9 million and $11.5 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2017:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2016	2,046,169	$4.90
Granted	1,154,585	$6.36
Settled	(684,174)	$4.72
Canceled	(127,232)	$4.88
Outstanding, June 30, 2017	2,389,348	$5.47
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.2 million and $0.7 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2017 and 2016, respectively. The Company recognized $3.0 million and $2.0 million in stock-based compensation expense related to outstanding RSUs in the nine months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had $9.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Senior Executive Performance RSUs
On March 10, 2017, the Company granted 1,300,000 Senior Executive Long Term Incentive Restricted Stock Units ("Senior Executive Performance RSUs") under the 2012 Plan. On June 21, 2017, the Company granted an additional 300,000 Senior Executive Performance RSUs to Jeffrey Davison in connection with his appointment as the Company's Chief Financial Officer. 300,000 Senior Executive Performance RSUs granted to the Company's former Chief Financial Officer were canceled as a result of his resignation effective July 1, 2017. Senior Executive Performance RSUs are purely performance-based, and no Senior Executive Performance RSUs vest unless, as of the end of the performance period (March 1, 2017 through the date that is 25 trading days after the first filing of an Annual Report on Form 10-K or Quarterly Report on Form 10-Q by the Company following September 30, 2019 (the “Performance Period”)) or in connection with a Change of Control (as defined the in 2012 Plan), a significant threshold level of stock price appreciation (or the equivalent in connection with a Change of Control that takes the form of an asset sale) has been achieved by the Company. Furthermore, the number of Senior

Executive Performance RSUs that ultimately vest at the end of the Performance Period depends on whether the percentage increase in the Company’s stock price during the Performance Period equaled or outperformed the percentage increase in the Russell 2000 Index over the same period.
The Senior Executive Performance RSUs will fully vest if the following market conditions are met: (i) the Company achieves a stock price of $20.00 per share or more at the end of the Performance Period, which is expected to end in January 2020; and (ii) the Company’s stock price growth during the Performance Period equaled or outperformed the stock price growth of the Russell 2000 Index. For stock prices between $16.00 per share and $20.00 per share, vesting will range (i) between 25% and 50% if the percentage increase in the Company’s stock price during the Performance Period was lower than the percentage increase of the Russell 2000 Index and (ii) between 50% and 100% if the percentage increase in the Company’s stock price during the Performance Period equaled or outperformed the percentage increase of the Russell 2000 Index, in each case, with higher vesting relating to increased stock prices, determined on the basis of a straight line interpolation. No Senior Executive Performance RSUs will vest if the Company’s stock price at the end of the Performance Period is below $16.00 per share and all unvested Senior Executive Performance RSUs shall be canceled. Upon cancellation, the shares subject to such Senior Executive Performance RSUs will not be returned to the 2012 Plan and will not be available for issuance under other types of Awards. Fifty percent of the Senior Executive Performance RSUs determined at the end of the Performance Period convert into unrestricted shares (one share per RSU).  The remaining 50% of the Senior Executive Performance RSUs vest subject to the participants’ continued employment through the one-year anniversary of the end of the Performance Period; provided, however that such remaining Senior Executive Performance RSUs shall fully vest upon a qualifying termination or a change in control during such one-year period. Accordingly, the related stock-based compensation expense will be recognized over these respective vesting periods.
The Company estimated the fair value of the Senior Executive Performance RSUs on their grant date using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 20-trading-day average stock price). The Company has estimated the aggregate fair value of the Senior Executive Performance RSUs at $2.1 million and recognized $100,000 and $130,000 in stock-based compensation expense related to outstanding Senior Executive Performance RSUs during the three and nine months ended June 30, 2017, respectively.
Closing Shares
In connection with the closing of the Acquisition, the Company issued to the Sellers 712,790 shares of Common Stock.  Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance.  The cost of the Closing Shares is determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized $0.3 million in stock-based compensation expense related to the Closing Shares for each of the three months ended June 30, 2017 and 2016, and $0.9 million for each of the nine months ended June 30, 2017 and 2016. As of June 30, 2017, the Company had $0.3 million of unrecognized compensation expense related to Closing Shares expected to be recognized over the remaining Service Period.
Earnout Shares
In addition to the Cash Payment and the issuance of Closing Shares, in each case at the closing of the Acquisition, the Company issued 137,306 Earnout Shares to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. Earnout Shares vest and will be eligible for resale such that 12.5% of the Earnout Shares will vest and be released for resale on the date that is six months following the date of issue and thereafter, the remaining 87.5% of the applicable Earnout Shares will vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDchecker through the date on which all Earnout Shares are fully vested.
The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized $177,000 and $73,000 in stock-based compensation expense related to the Earnout Shares for the three months ended June 30, 2017 and 2016, respectively, and $324,000 and $220,000 for the nine months ended June 30, 2017 and 2016, respectively.

6. INCOME TAXES
The Company’s deferred tax assets are primarily comprised of federal and state net operating loss carryforwards. Such federal and state net operating loss carryforwards begin to expire in the fiscal year ending September 30, 2018.  The Company carries a deferred tax valuation allowance equal to 100% of the net deferred tax assets. In recording this allowance, management has considered a number of factors, particularly the Company’s recent history of sustained operating losses. Management has concluded that a valuation allowance is required for 100% of the net deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.
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

Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,354 square feet of office space in San Diego, California. The term of the lease for the Company’s offices commenced on October 1, 2016 and continues through April 30, 2020.  The annual base rent under this lease is approximately $0.6 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $0.3 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2017, the unamortized balance of the lease incentives was $0.2 million, of which $0.1 million has been included in other current liabilities and $0.1 million has been included in other non-current liabilities.  The offices of IDchecker are located in the Netherlands and the term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately €48,000 per year. The Company has a sales office in London, UK.  The term of this lease continues through May 31, 2018.  The annual base rent under this lease is approximately £77,000 per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended June 30, 2017, the Company derived revenue of $5.0 million from two customers, with such customers accounting for 28% and 15%, respectively, of the Company’s total revenue. For the three months ended June 30, 2016, the Company derived revenue of $3.7 million from two customers, with such customers accounting for 22% and 19%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2017, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 25% and 11%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2016, the Company derived revenue of $4.4 million from one customer, with such customer accounting for 18% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.6 million and $0.6 million at June 30, 2017 and 2016, respectively.
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
International sales accounted for approximately 14% of the Company’s total revenue for both the three and nine months ended June 30, 2017. International sales accounted for approximately 11% and 10% of the Company’s total revenue for the three and nine months ended June 30, 2016, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2017 and 2016, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2016, filed with the SEC on December 9, 2016 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.
Overview
Mitek is a global provider of mobile capture and identity verification software solutions for enterprises. We are currently serving over 5,800 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
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
More than 90% of millennials own a smartphone and the feature they utilize most is the camera, according to industry analyst ComScore. According to a November 2016 survey conducted by Osterman Research (“The Millennial Influence: How Their Love of Mobile Shapes Commerce”), millennials, especially older ones, make extensive use of their smartphone cameras and 85% of millennials take selfies (many take more than five selfies per day). Furthermore, millennials want to use their smartphone camera functionality much more extensively for activities like verifying their identity, taking photos of their credit cards or driver’s license instead of keying in payment information, transferring funds, or enrolling for new accounts. Given their mobile technology focus, millennials place a tremendous importance on the camera functionality of their smartphones—in fact, more than one in seven millennials considers the smartphone camera to be the most important feature of their device. Mitek is leveraging the mobile camera through our mobile identity products to create a superior user experience across all versions of the Apple iPhone and Android devices and mobile web.
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
 Mobile Fill™, our mobile identity capture solution, enables the smartphone camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver licenses, credit cards, or other documents. Organizations use Mobile Fill™ to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill™ include national and regional banks, credits unions, wireless telecom operators and insurance providers.
 The second generation of our Mobile Fill™ product, Mobile Fill for Mobile Web™, enables potential new customers to use their smartphone camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.
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

Third Quarter Fiscal 2017 Highlights

•
Revenues for the three months ended June 30, 2017 were $11.8 million, an increase of 30% compared to revenues of $9.1 million in the three months ended June 30, 2016. Net income was $0.6 million, or $0.02 per diluted share, during the three months ended June 30, 2017, a decrease of 17% compared to net income of $0.7 million, or $0.02 per diluted share, during the three months ended June 30, 2016. Operating expenses for the three months ended June 30, 2017 included CFO transition costs of $0.8 million.

•
Continued growth in our mobile check deposit business. During the third quarter of fiscal 2017 the total number of financial institutions licensing our technology exceeded 5,800.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks, utilize our technology.

•
We added new patents to our portfolio during fiscal 2017 bringing our total number of issued patents to 33 as of June 30, 2017.  In addition, we have 18 domestic and international patent applications pending as of June 30, 2017.

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
To sustain our growth in 2017 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets. Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,800 financial institutions to increase adoption of our ID capture and verification solutions.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2017 and 2016 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software	$7,464	$5,760	63%	63%	1,704	30%
SaaS, maintenance and consulting	4,334	3,345	37%	37%	989	30%
Total revenue	$11,798	$9,105	100%	100%	2,693	30%
Cost of revenue	1,182	793	10%	9%	389	49%
Selling and marketing	3,487	2,940	30%	32%	547	19%
Research and development	2,652	1,940	22%	21%	712	37%
General and administrative	3,363	2,182	29%	24%	1,181	54%
Acquisition-related costs and expenses	630	556	5%	6%	74	13%
Other income, net	149	45	1%	—%	104	231%
Income tax provision	(17)	—	—%	—%	17	100%

Revenue
Total revenue increased $2.7 million or 30%, to $11.8 million in the three months ended June 30, 2017 compared to $9.1 million in the three months ended June 30, 2016. The increase was due to an increase in sales of software licenses of $1.7 million, or 30%, to $7.5 million in the three months ended June 30, 2017 compared to $5.8 million in the three months ended June 30, 2016. In addition, SaaS, maintenance and consulting revenue increased $1.0 million, or 30%, to $4.3 million in the three months ended June 30, 2017 compared to $3.3 million in the three months ended June 30, 2016. The increase in software license revenue primarily relates to increases in sales in both of our mobile fill and mobile deposit products. Services revenue increased primarily due to additional mobile verify SaaS revenue of $0.9 million in the three months ended June 30, 2017 compared to the same period in 2016.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.4 million, or 49%, to $1.2 million in the three months ended June 30, 2017 compared to $0.8 million in the three months ended June 30, 2016. As a percentage of revenue, cost of revenue increased to 10% in the three months ended June 30, 2017 from 9% in the three months ended June 30, 2016. The increase in cost of revenue is primarily due to an increase in variable royalty costs associated with a higher volume of mobile verify transactions processed during the three months ended June 30, 2017 compared to the same period in 2016.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $0.5 million, or 19%, to $3.5 million in the three months ended June 30, 2017 compared to $2.9 million in the three months ended June 30, 2016. As a percentage of revenue, selling and marketing expenses decreased to 30% in the three months ended June 30, 2017 from 32% in the three months ended June 30, 2016. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $0.4 million resulting from our increased headcount in the three months ended June 30, 2017 compared to the same period in 2016. The remaining increase is related to additional product promotion costs of $0.1 million resulting from a general increase in sales and marketing activity during the three months ended June 30, 2017 compared to the same period in 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.7 million, or 37%, to $2.7 million in the three months ended June 30, 2017 compared to $1.9 million in the three months ended June 30, 2016. As a percentage of revenue, research and development expenses increased to 22% in the three months ended June 30, 2017 from 21% in the three months ended June 30, 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $0.6 million resulting from our increased headcount in the three months ended June 30, 2017 compared to the same period in 2016.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $1.2 million, or 54%, to $3.4 million in the three months ended June 30, 2017 compared to $2.2 million in the three months ended June 30, 2016. As a percentage of revenue, general and administrative expenses increased to 29% in the three months ended June 30, 2017 from 24% in the three months ended June 30, 2016. The increase in general and administrative expenses is primarily attributable to CFO transition costs of $0.8 million and increased personnel-related costs of $0.4 million in the three months ended June 30, 2017 compared to the same period in 2016.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets and stock-based compensation associated with the Acquisition. Acquisition-related costs and expenses increased $74,000, or 13%, to $630,000 in the three months ended June 30, 2017 compared to $556,000 in the three months ended June 30, 2016, primarily due to an increase in share-based compensation related to an increase in the amount of Earnout Shares related to the Acquisition.

Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $104,000, or 231%, to $149,000 in the three months ended June 30, 2017 compared to $45,000 in the three months ended June 30, 2016, primarily due to an increase in our balance of investments in marketable securities combined with an overall increase in investment yield.
Income tax provision
Income tax provision for the three months ended June 30, 2017 and 2016 was $17,000 and $0, respectively. The income tax provision for both periods is primarily made up of Federal Alternative Minimum Taxes.
Comparison of the Nine Months Ended June 30, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2017 and 2016 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software	$21,244	$16,046	65%	64%	5,198	32%
SaaS, maintenance and consulting	11,242	8,985	35%	36%	2,257	25%
Total revenue	$32,486	$25,031	100%	100%	7,455	30%
Cost of revenue	2,903	2,455	9%	10%	448	18%
Selling and marketing	11,029	7,956	34%	32%	3,073	39%
Research and development	7,504	5,460	23%	22%	2,044	37%
General and administrative	8,348	6,537	26%	26%	1,811	28%
Acquisition-related costs and expenses	1,666	1,640	5%	7%	26	2%
Other income, net	281	111	1%	—%	170	153%
Income tax provision	(91)	(95)	—%	—%	(4)	(4)%
Revenue
Total revenue increased $7.5 million or 30%, to $32.5 million in the nine months ended June 30, 2017 compared to $25.0 million in the nine months ended June 30, 2016. The increase was due to an increase in sales of software licenses of $5.2 million, or 32%, to $21.2 million in the nine months ended June 30, 2017 compared to $16.0 million in the nine months ended June 30, 2016. In addition, SaaS, maintenance and consulting revenue increased $2.3 million, or 25%, to $11.2 million in the nine months ended June 30, 2017 compared to $9.0 million in the nine months ended June 30, 2016. The increase in software license revenue primarily relates to an increase in sales of mobile deposit as well as in increase in mobile identity. Services revenue primarily increased due to additional SaaS revenue of $1.6 million in the nine months ended June 30, 2017 compared to the nine months ended June 30, 2016 as well as additional maintenance associated with the increase in our software license revenue and additional professional services revenue.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.4 million, or 18%, to $2.9 million in the nine months ended June 30, 2017 compared to $2.5 million in the nine months ended June 30, 2016. As a percentage of revenue, cost of revenue decreased to 9% in the nine months ended June 30, 2017 from 10% in the nine months ended June 30, 2016. The increase in cost of revenue is primarily due to an increase in variable royalty costs associated with a higher volume of mobile verify transactions processed during the nine months ended June 30, 2017 compared to the same period in 2016.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $3.1 million, or 39%, to $11.0 million in the nine months ended June 30, 2017 compared to $8.0 million in the nine months ended June 30, 2016. As a percentage of revenue, selling and marketing expenses increased to 34% in the nine months ended June 30, 2017 from 32% in the nine months ended June 30, 2016. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.6 million resulting from our increased headcount in the nine months ended June 30, 2017 compared to the same period in 2016. The remaining increase is related to additional product promotion costs of $0.4 million resulting from a general increase in sales and marketing activity during the nine months ended June 30, 2017 compared to the same period in 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.0 million, or 37%, to $7.5 million in the nine months ended June 30, 2017 compared to $5.5 million in the nine months ended June 30, 2016. As a percentage of revenue, research and development expenses increased to 23% in the nine months ended June 30, 2017 from 22% in the nine months ended June 30, 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $1.4 million resulting from our increased headcount in the nine months ended June 30, 2017 compared to the same period in 2016. The remaining increase is related to an increase in facility and other costs of approximately $0.6 million resulting from a general increase in research and development activity in the nine months ended June 30, 2017 compared to the same period in 2016.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $1.8 million, or 28%, to $8.3 million in the nine months ended June 30, 2017 compared to $6.5 million in the nine months ended June 30, 2016. As a percentage of revenue, general and administrative expenses remained consistent at 26% in both the nine months ended June 30, 2017 and 2016. The increase in absolute dollars in general and administrative expenses is primarily attributable to increased personnel-related costs of $1.0 million in the nine months ended June 30, 2017 compared to the same period in 2016 and CFO transition costs of $0.8 million.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets and stock-based compensation associated with the Acquisition. Acquisition-related costs and expenses were $1.7 million and $1.6 million in the nine months ended June 30, 2017 and 2016, respectively.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $170,000, or 153%, to $281,000 in the nine months ended June 30, 2017 compared to $111,000 in the nine months ended June 30, 2016, primarily due to an increase in our balance of investments in marketable securities combined with an overall increase in investment yield.
Income tax provision
Income tax provision for the nine months ended June 30, 2017 and 2016 was $91,000 and $95,000, respectively. The income tax provision for both periods is primarily made up of Federal Alternative Minimum Taxes.
Liquidity and Capital Resources
On June 30, 2017, we had $42.9 million in cash and cash equivalents and investments compared to $35.8 million on September 30, 2016, an increase of $7.1 million, or 20%. The increase in cash and cash equivalents and investments was primarily due to our net income adjusted for non-cash items combined with proceeds from the exercise of stock options and partially offset by capital expenditures.
Net Cash Provided by Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2017 was $7.2 million and resulted primarily from net income of $1.2 million adjusted for non-cash charges of $5.9 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of Closing Shares and Earnout Shares related to the Acquisition, amortization of intangible assets and depreciation and amortization totaling $3.9 million, $1.2 million, $0.4 million and $0.3 million, respectively.
Net cash provided by operating activities during the nine months ended June 30, 2016 was $5.3 million and resulted primarily from net income of $1.0 million adjusted for non-cash charges of $5.1 million and partially offset by unfavorable changes in operating assets and liabilities of $0.9 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of Closing Shares and Earnout Shares related to the Acquisition, amortization of intangible assets, depreciation and amortization on debt securities totaling $3.1 million, $1.1 million, $0.4 million, $0.3 million and $0.1 million, respectively.
Net Cash Used in Investing Activities
Net cash used in investing activities was $7.2 million during the nine months ended June 30, 2017, which consisted primarily of net purchases of investments of $6.9 million and capital expenditures of $0.4 million.
Net cash used in investing activities was $4.5 million during the nine months ended June 30, 2016, which consisted primarily of net purchases of investments of $4.4 million and capital expenditures of $0.1 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.4 million during the nine months ended June 30, 2017, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.6 million during the nine months ended June 30, 2016, which consisted primarily of proceeds from the exercise of stock options.
Other Liquidity Matters
On June 30, 2017, we had investments of $33.6 million, designated as available-for-sale debt securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets. At June 30, 2017, we had $29.0 million of our available-for-sale securities classified as current and $4.6 million of our available-for-sale securities classified as long-term. At September 30, 2016, we had $24.9 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $36.5 million at June 30, 2017 compared to $32.0 million at September 30, 2016.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of June 30, 2017.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K. We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2017, our marketable securities had remaining maturities between approximately one and seventeen months and a fair market value of $33.6 million, representing 59% of our total assets.
The fair value of our cash equivalents and debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our investment portfolio’s exposure to changes in market interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and debt securities due to the relatively short maturities of these investments. While changes in market interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3— “Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2016.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—"Risk Factors" in the Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2017, that were not previously disclosed in a Current Report on Form 8-K.

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

101
Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.
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

August 3, 2017	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)