Form 10-K
period 2017-09-30
MITEK SYSTEMS INC
filed 2017-11-30
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $215,219,795. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 34,774,537 shares of the registrant’s common stock outstanding as of November 20, 2017.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2017

In this Annual Report on Form 10-K (“Form 10-K”), unless the context indicates otherwise, the terms “Mitek,” the “Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.
IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A.—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations, or financial condition. Specifically, forward-looking statements may include statements relating to our future business prospects, revenue, income, and financial condition.
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.
In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:

•	adverse economic conditions;

•	general decreases in demand for our products and services;

•	changes in timing of introducing new products into the market;

•	intense competition (including entry of new competitors), including among competitors with substantially greater resources than us;

•	increased or adverse federal, state, and local government regulation;

•	inadequate capital;

•	unexpected costs;

•	revenues and net income lower than anticipated;

•	litigation;

•	the possible fluctuation and volatility of operating results and financial conditions;

•	inability to carry out our marketing and sales plans; and

•	the loss of key employees and executives.
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

Overview
Mitek is a leading innovator of mobile identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 5,900 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Our Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying our artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental Know Your Customer ("KYC") and Anti-Money Laundering ("AML") regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust-based sharing economy.
Our identity verification solutions are for use with digital/mobile onboarding, trust establishment, and to facilitate money movement. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) represent the most usage of our solutions, but we are also seeing growing adoption by telecommunications, healthcare, travel, retail, sharing economy, and online marketplaces.
We market and sell our products and services worldwide through internal, direct sales teams located in the US and Europe as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
Mitek is headquartered in San Diego, California, and has offices in Amsterdam, The Netherlands; Barcelona, Spain; and London, United Kingdom.
Product and Technology Overview
Technology
During the fiscal year ended September 30, 2017, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
Our digital technology solutions are provided in two parts: (i) a software development kit ("SDK") for mobile auto capture and (ii) a software platform which utilizes artificial intelligence and machine learning to classify and extract data and authenticate documents including passports, identity cards, driver's licenses, and checks using a camera-equipped mobile device.
Our technology is built with patented algorithms that analyze images of documents in many ways. These include image quality analysis, image repair and optimization, document identification and classification, data extraction, and authenticators that verify whether an identity document is an unaltered government-issued document.
Products
Mobile Deposit®
Mitek invented Mobile Deposit® to allow individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet.
Mobile Deposit® is utilized by the mobile banking apps of U.S. and Canadian retail banks. As of September 30, 2017, more than 5,900 financial institutions had signed agreements to deploy Mobile Deposit®.
The Mobile Deposit® process allows consumers to take photographs of the front and back of a check and then remotely deposit the check with their participating bank by submitting the images electronically. Mitek delivers a simple and easy user experience with our proprietary mobile auto capture which assists users in capturing a usable image of a check by simply holding their mobile device over the check. We began selling Mobile Deposit® in the second fiscal quarter of 2008.

Mobile Verify™
Mobile Verify™ is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications. Mobile Verify combines our advanced auto capture experience and computer vision technology with our software platform which utilizes artificial intelligence and machine learning to perform algorithmic-based tests that verify the authenticity of thousands of identification document types globally, including passports, driver licenses, and identity cards. The key driver of digital identity verification is to meet stringent regulatory requirements mandated by governments and industry regulators for digital onboarding and money movement.
Mobile Fill™
Mobile Fill™, which includes our touch free auto capture experience, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can pre-fill forms with personal data by simply snapping a picture of their driver's license, passport, credit card, or other document.  Organizations can use Mobile Fill™ for a variety of purposes, including streamlining the process of opening a checking, savings, or credit card account, paying a bill, activating a “switch and save” offer, and more. Mobile Fill is available for native apps and mobile web applications. It is used by national and regional banks, credits unions, wireless telecom operators, and insurance providers.
Mobile Docs™
Mobile Docs™ is a mobile document scanning solution. It enables consumers to take photos of documents resulting in scanner-quality images. Mobile Docs™ is used to submit the trailing documents required for digital account opening, lending, and other use cases where supporting documentation is required in a workflow.
MiSnap Multi-Check Capture™
MiSnap Multi-Check Capture™ is an SDK that banks embed in their business banking app that facilitates capture of multiple checks in one deposit session. Built on our automatic capture technology, MiSnap Multi-Check Capture™ interfaces with an institution's item processing back-end system and leverages existing investments in Mobile Deposit® processing infrastructure.

Sales and Marketing
We derive revenue predominately from the sale of licenses (to both our on premise and software as a service ("SaaS") products) and transaction fees to use our Mobile Deposit®, MiSnap Multi-Check Capture™, Mobile Verify™, Mobile Fill™ and Mobile Docs™ products, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is derived from both the sale to our channel partners of licenses to sell the applications we offer as well as the direct sale to customers of licenses.
We have an internal marketing group that develops corporate and digital marketing strategies. The internal team executes these strategies with the help of external resources as needed to support both direct sales and channel partners’ sales efforts.
For the fiscal year ended September 30, 2017, we derived revenue of $10.4 million, or 23% of our total revenue, from one customer, compared to revenue of $6.3 million or 18% of our total revenue, from one customer in the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2015, we derived revenue of $6.3 million, or 25% of our total revenue from one customer.
International revenues accounted for 14%, 15%, and 5% of our total revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Revenues from our products are primarily denominated in U.S. dollars.
Intellectual Property
Our success depends in large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through a combination of patents, copyrights, trademarks, trade secrets, employee and third party non-disclosure agreements, and other measures. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated, or circumvented. If we are unable to protect our intellectual property, or we infringe on the intellectual property rights of a third party, our operating results could be adversely affected.

As of September 30, 2017, the U.S. Patent and Trademark Office has issued us 35 patents and we have filed for 16 additional domestic and international patents. We have 15 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.
Market Opportunities, Challenges and Risks
We believe that financial institutions and other companies see our patented solutions as a way to provide an enhanced digital customer experience and, at the same time, create trust with customers and meet regulatory requirements.  The value of digital transformation to our customers is an increase in top line revenue and a reduction in the cost of sales and service. We believe digital transformation initiatives are in their infancy. We predict growth in both our Mobile Deposit® and our Identity products based on current trends of bank branch closure, more stringent regulations, growing usage of online marketplaces, and ever-increasing demand for mobile sales, and service by millennials and mobile-first consumers.
Factors adversely affecting the pricing of, or demand for, our digital solutions, such as competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a few types of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.
The sales cycle for our software and services can be lengthy and the implementation cycles for our software and services by our channel partners and customers can also be lengthy, often a minimum of six months and sometimes longer for larger customers, and require significant investments. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.
Revenues related to most of our on-premise licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. Revenue related to our SaaS products is recognized ratably over the life of the contract or as transactions are used depending on the contract criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers, and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.
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
We have a growing number of competitors in the mobile capture and identity verification industry, many of which have greater financial, technical, marketing, and other resources. However, we believe our patented mobile capture and identity verification technology, our growing portfolio of products and geographic coverage for the financial services industry, and our market expertise gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate, and convenient. To help us remain competitive, we intend to further strengthen our portfolio of products through research and development as well as partnering with other technology providers.
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
It is also possible that we will face competition from new industry participants or alternative technologies. Moreover, as the market for automated document processing, image recognition and authentication, check imaging, and fraud detection software develops, a number of companies with significantly greater resources than we have could attempt to enter or increase their presence in our industry, either independently or by acquiring or forming strategic alliances with our competitors, or otherwise increase their focus on the industry. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of our current and potential customers.

Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability, and technical support. We believe our primary competitive advantages in this market are: (i) our mobile auto capture user experience used by millions of consumers; (ii) our patented science; (iii) scalability; and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality, and configured for new products, thereby allowing our software to be easily upgraded.
Increased competition may result in price reductions, reduced gross margins, and loss of market share, any of which could have a material adverse effect on our business, operating results, and financial condition.
Research and Development
We develop software products internally and also purchase or license rights to third-party intellectual property. We believe that our future success depends in part on our ability to maintain and improve our core technologies, enhance our existing products, and develop new products that meet an expanding range of customer requirements.
Internal research and development allows us to maintain closer technical control over our products and gives us the ability to determine which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning of our software products. We intend to expand our existing product offerings and introduce new mobile capture and digital identity verification capabilities that meet a broader set of needs of our customers. We intend to continue to support the major industry standard operating environments.
Our research and development organization includes software engineers and scientists, many of whom have advanced degrees, as well as additional personnel in quality assurance and related disciplines. All our scientists and software engineers are involved in product development.
The development team includes specialists in artificial intelligence, computer vision, software engineering, user interface design, product documentation, and quality assurance. The team is responsible for maintaining and enhancing the performance, quality, and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis.
Our research and development expenses for the years ended September 30, 2017, 2016, and 2015 were $10.4 million, $7.8 million, and $5.6 million, respectively. We expect research and development expenses during fiscal year 2018 to increase as compared with those incurred in fiscal year 2017 as we continue our new product research and development efforts.
Employees and Labor Relations
As of September 30, 2017, we had 141 employees, 101 in the U.S. and 40 in Europe (United Kingdom and The Netherlands), 139 of which are full time. Our total employee base consists of 65 sales and marketing and professional services employees, 50 research and development and support employees, and 26 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2017. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good.
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

The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, projected results, and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest.
Risks Associated With Our Business
We have a history of losses and we may not be able to maintain profitability in the future.
Our operations resulted in a net loss of $5.3 million and $7.3 million for the years ended September 30, 2014 and 2013, respectively. Although we generated net income for the years ended September 30, 2017, 2016, and 2015, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2017 and 2016, we had an accumulated deficit of $17.5 million and $31.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:

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
Our ability to utilize our net operating loss and tax credit carryforwards may be limited, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.
Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no ownership change has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us.
We currently derive substantially all of our revenue from a single type of technology. If this technology and the related products do not achieve or continue to achieve market acceptance, our business, financial condition and results of operations would be adversely affected.
We currently derive substantially all of our revenue from license sales and subscriptions of our software products to customers incorporating our intelligent mobile imaging technology and software products. If we are unable to achieve or continue to achieve market acceptance of our core technology or products incorporating such technology, we will not generate significant revenue growth from the sale of our products.
Additionally, factors adversely affecting the pricing of or demand for our products and services, such as competition from other products or technologies, any decline in the demand for mobile image processing, negative publicity, or obsolescence of the software environments in which our products operate could adversely affect our business, financial condition, and results of operations.
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
We face competition from several companies that may have greater resources than we do, which could result in price reductions, reduced margins, or loss of market share.
We compete against numerous companies in the mobile imaging software market. Competition in this market may increase as a result of a number of factors, such as the entrance of new or larger competitors or alternative technologies. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases, and greater brand or name recognition. These competitors could, among other things:

•	announce new products or technologies that have the potential to replace our existing product offerings;

•	force us to charge lower prices; or

•	adversely affect our relationships with current clients.
We may be unable to compete successfully against our current and potential competitors and if we lose business to our competitors or are forced to lower our prices, our revenue, operating margins, and market share could decline.
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
In fiscal years 2017, 2016 and 2015, sales of licenses to channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.
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
Our business and the level of customer acceptance of our products depend upon the continuous, effective and reliable operation of our products. Our products are extremely complex and are continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our products to malfunction and our customers’ use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated. In addition, our products are typically intended for use in applications that are critical to a customer’s business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products in general. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results, and financial condition.
Entry into new lines of business, and our offering of new products and services, resulting from our acquisitions may result in exposure to new risks.
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

We face risks related to the storage of our customers’ and their end users’ confidential and proprietary information. Our products may not provide absolute security. We may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data and personally identifiable information about consumers. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation, and other possible liabilities as well as negative publicity.
Our maintenance and regular upgrade of our systems and processes, which are designed to protect the security of our products and the confidentiality, integrity and availability of information belonging to us and our clients, may not provide absolute security. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.
A successful penetration or circumvention of the security of our products could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage to our systems or those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.
If an actual or perceived breach of security occurs, client perception of the effectiveness of our security measures could be harmed and could result in the loss of clients. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.
Risks Related to Our Intellectual Property
If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright, and patent law, as well as a combination of non-disclosure, confidentiality, and other contractual arrangements to protect our technology and rights. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage. In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent. The Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing related technologies. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents. We also must rely on contractual provisions with the third parties that license technology to us and that obligate these third parties to protect our rights in the technology licensed to us. There is no guarantee that these third parties would be successful in attempting to protect our rights in any such licensed technology. There is no assurance that competitors will not be able to design around our patents or other intellectual property or any intellectual property or technology licensed to us. We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary products or processes or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, consultants, partners, and customers. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information. In addition, we rely on the use of registered and common law trademarks with respect to the brand names of some of our products. Common law trademarks provide less protection than registered trademarks. Loss of rights in our trademarks could adversely affect our business, financial condition, and results of operations.
Furthermore, the laws of foreign countries may not protect our intellectual property rights to the same extent as the laws of the U.S. If we fail to apply for intellectual property protection or if we cannot adequately protect our intellectual property rights in these foreign countries, our competitors may be able to compete more effectively against us, which could adversely affect our competitive position, as well as our business, financial condition, and results of operations.
Claims that we infringe upon the rights, or have otherwise utilized proprietary information, of third parties may give rise to costly and lengthy litigation, and we could be prevented from selling products, forced to pay damages, and defend against litigation.
In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims that we have infringed on third party patents, there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information (see also Item 3—Legal Proceedings). If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:

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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position, and revenues. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and introduce future applications is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We plan to grant restricted stock units or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2017, we had 2,464,202 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

Legislation and governmental regulations enacted in the U.S. and other countries that apply to us or to our customers may require us to change our current products and services and/or result in additional expenses, which could adversely affect our business and results of operations.
Legislation and governmental regulations including changes in legislation and governmental regulations impacting financial institutions, insurance companies, and mobile device companies, affect how our business is conducted. Globally, legislation and governmental regulations also influence our current and prospective customers’ activities, as well as their expectations and needs in relation to our products and services. Compliance with these laws and regulations may be onerous and expensive, and may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance. Any such increase in costs as a result of changes in these laws and regulations or in their interpretation could individually or in the aggregate make our products and services less attractive to our customers, delay the introduction of new products in one or more regions, cause us to change or limit our business practices or affect our financial condition and operating results.
We expect to incur substantial expenses related to the integration of ICAR Vision Systems, S.L.
We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain ("ICAR").  There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may be unable to successfully integrate our business with the business of ICAR and realize the anticipated benefits of the acquisition.
Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with that of ICAR. In particular, the acquisition of ICAR involves the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•
complexities associated with managing our business and the business of ICAR following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	integrating the workforces of the companies while maintaining focus on providing consistent, high quality customer service; and

•	potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate the companies that may exceed anticipated costs.
Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the acquisition or otherwise adversely affect our business and financial results.
Our actual financial and operating results following the acquisition of ICAR could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.
The combined company resulting from the acquisition of ICAR may not perform as we or the market expects. Expectations regarding ICAR’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the business of ICAR and assumptions relating to the near-term prospects for our industry generally and the market for the products of ICAR in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:

•	projections of future revenues;

•	anticipated financial performance of products and products currently in development;

•	our expected capital structure after the acquisition, including after the distribution of any earnout-shares that may (under certain circumstances) become payable to the former shareholders of ICAR;

•	our ability to maintain, develop and deepen relationships with the customers of ICAR; and

•	other financial and strategic risks of the acquisition.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of ICAR. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisition in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of ICAR to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of ICAR, specifically. Any failure to realize the financial benefits we currently anticipate from the acquisition would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Due to our operations in non-U.S. markets, we are subject to certain risks that could adversely affect our business, results of operations or financial condition.
We generate revenue in markets outside of the U.S. The risks inherent in global operations include:

•
lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws and privacy laws, which may vary widely across the countries in which we sell our products;

•	increased expense to comply with U.S. laws that apply to foreign corporations, including the Foreign Corrupt Practices Act;

•	compliance with, and potentially adverse tax consequences of, foreign tax regimes;

•	fluctuations in currency exchange rates, currency exchange controls, price controls, and limitations on repatriation of earnings;

•	local economic conditions;

•	increased expense related to localization of products and development of foreign language marketing and sales materials;

•	longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;

•	increased financial accounting and reporting burdens and complexities;

•	restrictive employment regulations;

•	difficulties and increased expense in implementing corporate policies and controls;

•	international intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;

•
compliance with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and

•	limitations on our ability to enforce legal rights and remedies.
If we are unable to successfully manage these and other risks associated with managing and expanding our international business, the risks could have a material adverse effect on our business, results of operations, or financial condition. Further, operating in international markets requires significant management attention and financial resources. Due to the additional uncertainties and risks of doing business in foreign jurisdictions, international acquisitions tend to entail risks and require additional oversight and management attention that are typically not attendant to acquisitions made within the U.S. We cannot be certain that the investment and additional resources required to establish, acquire or integrate operations in other countries will produce desired levels of revenue or profitability.

Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax, and other laws and regulations.
The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of IDchecker and ICAR may significantly increase our exposure to potential liability under Anti-Corruption Laws. IDchecker and ICAR were not historically subject to the Foreign Corrupt Practices Act, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, IDchecker’s and ICAR's operations did not comply with such laws.
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
Due to our international operations, we are subject to certain foreign tax regulations. Such regulations may not be clear, not consistently applied, and subject to sudden change, particularly with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of such tax regulations.
Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
Our business is generally conducted in U.S. dollars. However, we earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. The costs of operating in The Netherlands, Spain, and other European markets are subject to the effects of exchange fluctuations of the Euro and British pound sterling against the U.S. dollar. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income, and the value of balance sheet items denoted in foreign currencies, and can adversely affect our operating results.
Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.
Our business is subject to laws, rules, regulations, and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), Sarbanes-Oxley, and various other new regulations promulgated by the SEC and rules promulgated by the national securities exchanges.
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
These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors (the "Board") and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.
Our restated certificate of incorporation and second amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
Pursuant to our restated certificate of incorporation and second amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breach of fiduciary duty, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law (the “DGCL”); or (iv) for any transaction from which the director derived an improper personal benefit.
We have entered into a separate indemnification agreement (the “Indemnification Agreement”) with each of our directors. Under the Indemnification Agreement, each director is entitled to be indemnified against all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by or on behalf of such director in connection with any claims, proceedings or other actions brought against such director as a result of the director’s service to us, provided that the director: (i) acted in good faith; (ii) reasonably believed the action was in our best interest; and (iii) in criminal proceedings, reasonably believed the conduct was not unlawful. Additionally, the Indemnification Agreement entitles each director to contribution of expenses from us in any proceeding in which we are jointly liable with such director, but for which indemnification is not otherwise available. The Indemnification Agreement also entitles each director to advancement of expenses incurred by such director in connection with any claim, proceeding or other action in advance of the final adjudication of any such claim, proceeding or other action, provided the director agrees to reimburse us for all such advances if it shall ultimately be determined that the director is not entitled to indemnification.
The foregoing limitations of liability and provisions for expenses may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
From time-to-time our Board explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of the Company. Our Board may not be able to identify or complete any suitable strategic alternatives and any such alternatives that are completed could have an impact on our operations or stock price.
From time-to-time our Board explores and considers potential strategic alternatives that may be available to us, including financings, strategic alliances, acquisitions, or the possible sale of the Company. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that our exploration of various strategic alternatives will result in any specific action or transaction. If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
Risks Related to Our Common Stock
Concentration of ownership among our existing directors and executive officers may limit an investor’s ability to influence significant corporate decisions.
As of September 30, 2017: (i) our President, Chief Executive Officer and Chairman of our Board beneficially owned approximately 4.9% of our outstanding common stock; and (ii) our directors and executive officers as a group beneficially owned approximately 7.6% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under the DGCL, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
Future sales of our common stock by our insiders may cause our stock price to decline.
A significant portion of our outstanding shares are held by directors and executive officers. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have in the past and may in the future enter into Rule 10b5-1 trading plans pursuant to which they may sell shares of our stock from time to time in the future. Actual or potential sales by these insiders, including those under a pre-arranged Rule 10b5-1 trading plan, could be interpreted by the market as an indication that the insider has lost confidence in our stock and adversely impact the market price of our stock.
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
We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of our common stock for sale will have on the market price of our common stock prevailing from time to time. We currently have an effective universal shelf registration statement on file with the SEC, providing for the potential issuance of shares of our common stock and other securities. Sales of substantial amounts of shares of our common stock or other securities in the public market, or the perception that those sales could occur, may cause the market price of our common stock to decline. In addition, any such decline may make it more difficult for you to sell shares of our common stock at prices you may deem acceptable.
Our corporate documents and the DGCL contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
Provisions in our restated certificate of incorporation and second amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to one million shares of “blank check” preferred stock. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2017, the closing price of our common stock ranged from $1.91 to $10.55. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on the price of our stock, many of which we cannot control, include but are not limited to:

•	our announcements or our competitors’ announcements of technological innovations;

•	quarterly variations in operating results;

•	changes in our product pricing policies or those of our competitors;

•	claims of infringement of intellectual property rights or other litigation;

•	the public’s reaction to our press releases, our other public announcements and our filings with the SEC;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in our growth rate or our competitors’ growth rates;

•	developments regarding our patents or proprietary rights or those of our competitors;

•	our inability to raise additional capital as needed;

•	changes in financial markets or general economic conditions;

•	sales of stock by us or members of our management team or Board; and

•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
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
Our principal executive offices, as well as our research and development facility, are located in approximately 28,791 square feet of office space in San Diego, California. The term of the lease for our offices continues through April 30, 2020. The annual base rent under the lease is approximately $0.6 million per year. IDchecker offices are located in Amsterdam, The Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year. We have a sales office in London, United Kingdom. The term of this lease continues through May 31, 2018. The annual base rent under this lease is approximately £77,000 per year.
On October 5, 2017 we entered into a new office lease to extend the term of the lease for our San Diego, California headquarters. The new lease is for approximately 28,791 square feet of office space in downtown San Diego, California that we already occupy pursuant to a sublease. The term of the new lease commences on May 1, 2020, following the conclusion of the sublease and will run for 50 months.
We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS.
Rothschild Mobile Imaging Innovations, Inc.
On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware (the "Court") alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits”) against us in the Court. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”). RMII subsequently filed amended complaints (together with the Initial Lawsuit and the Subsequent Lawsuits, the “RMII Lawsuits”) adding as defendants both Fiserv and NCR (the “Distributor Defendants”), each of whom distributes our mobile imaging technology to one or more of the Bank Defendants. Based on our understanding of the claims, we agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with the RMII Lawsuits.
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
On July 20, 2016, the PTAB entered its final decision in the IPR proceedings. The PTAB ruled that all claims asserted in the litigation in all four RMII patents were directed to unpatentable subject matter and thus not patent eligible. On September 16, 2016, the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs. Through that notice, Mitek requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice. On September 16, 2016, RMII filed a motion to dismiss without prejudice. Mitek and the Bank Defendants opposed the motion. On September 15, 2017, the Court granted the motion, but dismissed the cases with prejudice. On September 29, 2017, Mitek filed a motion for attorneys' fees and expenses. RMII recently filed a response to that motion.
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
Market Information
Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 20, 2017 was $8.95.
The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2017
Fourth Quarter	$10.55	$8.25
Third Quarter	9.10	6.45
Second Quarter	6.85	5.60
First Quarter	8.49	5.45
FISCAL YEAR ENDED SEPTEMBER 30, 2016
Fourth Quarter	$8.50	$7.07
Third Quarter	9.28	5.62
Second Quarter	6.54	4.10
First Quarter	5.28	3.07

Holders
As of November 20, 2017, there were 315 shareholders of record of our common stock and an undetermined number of beneficial owners.
Dividends
We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2012 through September 30, 2017 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $3.23 per share on September 30, 2012, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2012
2013
2014
2015
2016
2017
MITK
NASDAQ Composite
NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2012	2013	2014	2015	2016	2017
MITK	$100.00	$159.75	$74.61	$98.76	$256.66	$294.12
NASDAQ Composite	$100.00	$121.03	$144.19	$148.26	$170.46	$208.46
NASDAQ-100 Technology Sector Index	$100.00	$125.78	$159.30	$153.41	$199.42	$266.82

ITEM 6.	SELECTED FINANCIAL DATA.
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
Selected Financial Data
(In Thousands, Except Per Share Data)

	Year Ended September 30,
	2017	2016	2015	2014	2013
Income Statement Data
Revenue	$45,390	$34,701	$25,367	$19,150	$14,803
Operating income (loss)	$2,769	$1,824	$1,892	$(5,408)	$(7,300)
Net income (loss)	$14,092	$1,959	$2,526	$(5,292)	$(7,276)
Net income (loss) per share—basic	$0.43	$0.06	$0.08	$(0.17)	$(0.26)
Net income (loss) per share—diluted	$0.40	$0.06	$0.08	$(0.17)	$(0.26)
Balance Sheet Data
Working capital	$41,342	$31,980	$24,005	$21,484	$25,363
Total assets	$71,719	$48,385	$38,746	$31,103	$32,853
Stockholders’ equity	$61,408	$39,485	$30,433	$23,942	$25,729

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Overview
Mitek is a leading innovator of mobile identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 5,900 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying our artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental KYC and AML regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust based sharing economy.
Our identity verification solutions are for use with digital/mobile onboarding, trust establishment, and to facilitate money movement. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) represent the most use of our solutions, but we are also seeing growing adoption by telecommunications, healthcare, travel, retail, sharing economy, and online marketplaces.
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
We market and sell our products and services worldwide through internal, direct sales teams located in the U.S. and Europe as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.

Fiscal Year 2017 Highlights

•	Revenues for the fiscal year ended September 30, 2017 were $45.4 million, an increase of 31% compared to revenues of $34.7 million for the fiscal year ended September 30, 2016.

•
Net income was $14.1 million, or $0.40 per diluted share, for the fiscal year ended September 30, 2017, compared to net income of $2.0 million, or $0.06 per diluted share, for the fiscal year ended September 30, 2016. Net income for the fiscal year ended September 30, 2017 included an income tax benefit related to the release of the deferred tax asset valuation allowance of $11.0 million.

•	Cash provided by operating activities was $10.4 million for the fiscal year ended September 30, 2017, compared to $7.9 million for the fiscal year ended September 30, 2016.

•
Our mobile check deposit business continued to grow. During fiscal 2017 the total number of financial institutions licensing our technology exceeded 5,900. All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•
We added new patents to our portfolio during fiscal 2017, bringing our total number of issued patents to 35 as of September 30, 2017. In addition, we have 16 patent applications as of September 30, 2017.

Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR (the “ICAR Acquisition”) and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $15 million. On closing, $4.1 million was paid in cash and $5.6 million in shares of common stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019.
Acquisition of IDchecker NL B.V.
On June 17, 2015, Mitek completed the acquisition (the “IDC Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the IDC Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company. IDchecker is a global provider of cloud based identity document verification. The IDC Acquisition expanded Mitek’s mobile ID verification capabilities through IDchecker’s ability to read several different types of passports, international driver’s licenses and identity cards from around the world. The IDC Acquisition also added an international customer base in the payments, financial services and information services verticals.
Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the IDC Acquisition, the Company paid a purchase price of $5.9 million, which consisted of (i) a cash payment to the Sellers of $5.6 million, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to Parent. Approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), or 712,790 shares, were issued to the Sellers at the closing of the IDC Acquisition. In January 2016, the Company issued 137,306 additional shares (the “Earnout Shares”), to the Sellers for achievement by IDchecker of certain revenue and net income targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue and net income targets for the twelve-month period ended September 30, 2016. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC Topic 718, Compensation - Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to the Company’s consolidated financial statements.
Upon the closing of the IDC Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund. Additionally, when the Earnout Shares are issued in respect of the twelve-month period ended September 30, 2016, 20% of such Earnout Shares will be added to the escrow fund. The escrow fund will be maintained until the date that is 24 months after the Earnout Shares for the twelve-month period ended September 30, 2016 are issued or until such earlier time as the escrow fund is exhausted. During the fourth quarter of fiscal 2017, the $1.8 million escrow funds and the closing shares held in escrow were released to the Sellers.
Market Opportunities, Challenges & Risks
The increase in the acceptance of mobile banking by financial institutions and their customers has helped drive our recent growth in revenue. In the past year, we experienced an increase in the number of financial institutions that have integrated and launched our mobile applications, particularly our Mobile Deposit® product, as part of their offering of mobile banking choices for their customers. We believe that financial institutions see our patented solutions as a way to provide an enhanced customer experience and reduce the cost of sales and service.
To sustain our growth in 2018 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 5,900 financial institutions to increase adoption of our ID capture and verification solutions.
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
Results of Operations
Comparison of the Years Ended September 30, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software	$29,647	$22,586	65%	65%	7,061	31%
SaaS, maintenance and consulting	15,743	12,115	35%	35%	3,628	30%
Total revenue	$45,390	$34,701	100%	100%	10,689	31%
Cost of revenue	4,041	3,395	9%	10%	646	19%
Selling and marketing	14,484	10,937	32%	32%	3,547	32%
Research and development	10,430	7,794	23%	22%	2,636	34%
General and administrative	11,310	8,575	25%	25%	2,735	32%
Acquisition-related costs and expenses	2,356	2,176	5%	6%	180	8%
Other income, net	402	134	1%	—%	268	200%
Income tax benefit	10,921	1	24%	—%	10,920	*

* Not meaningful
Revenue
Total revenue increased $10.7 million or 31%, to $45.4 million in 2017 compared to $34.7 million in 2016. The increase was due to an increase in sales of software licenses of $7.1 million, or 31%, to $29.6 million in 2017 compared to $22.6 million in 2016. In addition, SaaS, maintenance and consulting revenue increased $3.6 million, or 30%, to $15.7 million in 2017 compared to $12.1 million in 2016. The increase in software license revenue primarily relates to an increase in sales of mobile deposit and mobile identity verification solutions as well as the timing of license renewals in 2017 compared to 2016. Services revenue primarily increased due to additional SaaS revenue of $2.6 million in 2017 compared to 2016 as well as additional maintenance associated with the increase in our software license revenue.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs, and overhead related to software support and billable services engagements. Cost of revenue increased $0.6 million, or 19%, to $4.0 million in 2017 compared to $3.4 million in 2016. The increase in cost of revenue is primarily due to an increase in variable royalty costs associated with a higher volume of mobile verify transactions processed during 2017 compared 2016. As a percentage of revenue, cost of revenue decreased to 9% in 2017 from 10% in 2016.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses increased $3.5 million, or 32%, to $14.5 million in 2017 compared to $10.9 million in 2016. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $3.0 million resulting from our increased headcount in 2017 compared to 2016 as well as additional product promotion costs of $0.4 million resulting from a general increase in sales and marketing activity during 2017 compared to 2016. As a percentage of revenue, selling and marketing expenses remained consistent at 32% in both 2017 and 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party expenses that consist primarily of contract labor service, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.6 million, or 34%, to $10.4 million in 2017 compared to $7.8 million in 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $2.1 million resulting from our increased headcount in 2017 compared to 2016. The remaining increase is related to an increase in facility, information technology, and other costs of approximately $0.5 million resulting from a general increase in research and development activity in 2017 compared to 2016. As a percentage of revenue, research and development expenses increased to 23% in 2017 from 22% in 2016.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.7 million, or 32%, to $11.3 million in 2017 compared to $8.6 million in 2016. The increase in absolute dollars in general and administrative expenses is primarily attributable to increased personnel-related costs of $1.5 million in 2017 compared to 2016, CFO transition costs of $0.8 million, and an increase in the cost of outside professional services of $0.4 million. As a percentage of revenue, general and administrative expenses remained consistent at 25% in both 2017 and 2016.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, stock-based compensation associated with the IDC Acquisition, and professional fees and related expenses associated with the IDC Acquisition and the ICAR Acquisition. Acquisition-related costs and expenses were $2.4 million and $2.2 million in 2017 and 2016, respectively.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $0.3 million, or 200%, to $0.4 million in 2017 compared to $0.1 million in 2016, primarily due to an increase in our balance of investments in marketable securities combined with an overall increase in investment yield.

Income tax benefit
Income tax benefit for 2017 and 2016 was $10.9 million and $1,000, respectively. The income tax benefit in 2017 primarily represents the reversal of our valuation allowance previously offsetting our deferred tax assets (see Note 6 in the Consolidated Financial Statements).
Results of Operations
Comparison of the Years Ended September 30, 2016 and 2015
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2016 compared to the fiscal year ended September 30, 2015 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2016	2015	2016	2015	$	%
Revenue
Software	$22,586	$17,870	65%	70%	4,716	26%
SaaS, maintenance and consulting	12,115	7,497	35%	30%	4,618	62%
Total revenue	$34,701	$25,367	100%	100%	9,334	37%
Cost of revenue	3,395	2,471	10%	10%	924	37%
Selling and marketing	10,937	6,458	32%	25%	4,479	69%
Research and development	7,794	5,577	22%	22%	2,217	40%
General and administrative	8,575	7,601	25%	30%	974	13%
Acquisition-related costs and expenses	2,176	1,368	6%	5%	808	59%
Other income, net	134	91	—%	—%	43	47%
Income tax benefit	1	543	—%	2%	542	(100)%
Revenue
Total revenue increased $9.3 million, or 37%, to $34.7 million in 2016 compared to $25.4 million in 2015. The increase was primarily due to an increase in sales of software licenses of $4.7 million, or 26%, to $22.6 million in 2016 compared to $17.9 million in 2015. The increase in software license revenue primarily relates to increases in sales of our Mobile Deposit®, Mobile Fill®, and Mobile Verify® products due to an increase in the number of software licenses purchased by partners and customers as well as the timing of license renewals in 2016 compared to 2015. Services revenue increased $4.6 million, or 62%, to $12.1 million in 2016 compared to $7.5 million in 2015 primarily due to additional software license arrangements, which typically include recurring maintenance contracts as well as additional SaaS revenue from the IDC Acquisition.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, the cost of reproduction of compact discs and other media devices and shipping costs, personnel costs, and overhead related to software support and billable professional services engagements. Cost of revenue increased $0.9 million, or 37%, to $3.4 million in 2016 compared to $2.5 million in 2015. The increase in cost of revenue is primarily due to the increase in maintenance revenue and revenue related to the IDC Acquisition. As a percentage of revenue, cost of revenue remained at 10% in 2016 and 2015.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses increased $4.5 million, or 69%, to $10.9 million in 2016 compared to $6.5 million in 2015. As a percentage of revenue, selling and marketing expenses increased to 32% in 2016 compared to 25% in 2015. The increase in selling and marketing expenses is primarily due to increased personnel-related costs, including stock-based and other incentive compensation expense totaling $3.0 million, increased outside services totaling $0.3 million and marketing costs totaling $0.2 million.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, consultant expenses, and other headcount-related costs associated with software engineering and mobile imaging science. Research and development expenses increased $2.2 million, or 40%, to $7.8 million in 2016 compared to $5.6 million in 2015. The increase is primarily due to increased personnel-related costs of $1.5 million, included stock-based compensation expense, and additional outside contract services totaling $0.1 million. As a percentage of revenue, research and development expenses remained at 22% in 2016 and 2015.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, accounting, and other administrative items. General and administrative expenses increased $1.0 million, or 13%, to $8.6 million in 2016 compared to $7.6 million in 2015. The increase is primarily due to increased personnel-related costs totaling $0.7 million and increased outside services totaling $0.2 million, partially offset by lower litigation expenses. As a percentage of revenue, general and administrative expenses decreased to 25% in 2016 compared to 30% in 2015, primarily due to the increase in revenue.
Acquisition-related Costs and Expenses
Acquisition-related costs and expenses consist primarily of intangible asset amortization, amortization of deferred compensation, and legal expenses and fees paid to outside consultants in connection with the IDC Acquisition.  Acquisition-related costs and expenses increased $0.8 million, or 59%, to $2.2 million in 2016 compared to $1.4 million in 2015, due to a full year of intangible asset amortization and amortization of deferred compensation in 2016 compared to 2015. As a percentage of revenue, acquisition-related costs and expenses increased to 6% in 2016 compared to 5% in 2015.
Income tax benefit
Income tax benefit decreased $0.5 million in 2016 compared to 2015. In 2015 we recognized a discrete tax benefit of $0.6 million which arose from the recognition of a deferred tax liability related to identifiable intangibles recorded through purchase accounting in connection with the IDC Acquisition. The recognition of the deferred tax liability resulted in the release of a corresponding valuation allowance on the existing deferred tax assets.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and interest expense on our capital lease. Other income, net was $0.1 million in 2016 compared to $91,000 in 2015, a decrease of $43,000 or 47%.
Liquidity and Capital Resources
On September 30, 2017, we had $46.3 million in cash and cash equivalents and investments compared to $35.8 million on September 30, 2016, an increase of $10.5 million, or 29%. The increase in cash and cash equivalents and investments was primarily due to net cash provided by operating activities combined with proceeds from the exercise of stock options and partially offset by capital expenditures.
Net Cash Provided by Operating Activities
Net cash provided by operating activities during fiscal 2017 was $10.4 million and resulted primarily from net income of $14.1 million adjusted for a net non-cash benefit of $3.1 million, partially offset by unfavorable changes in operating assets and liabilities of $0.6 million. The primary non-cash adjustment to operating activities was deferred income taxes of $11.1 million was partially offset by non-cash charges from stock-based compensation, amortization of Closing Shares and Earnout Shares related to the IDC Acquisition, amortization of intangible assets, and depreciation and amortization totaling $5.5 million, $1.6 million, $0.6 million and $0.3 million, respectively.
Net cash provided by operating activities during fiscal 2016 was $7.9 million and resulted primarily from net income of $2.0 million adjusted for non-cash charges of $7.0 million, partially offset by unfavorable changes in operating assets and liabilities of $1.1 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of Closing Shares and Earnout Shares related to the IDC Acquisition, amortization of intangible assets, depreciation and amortization on debt securities totaling $4.1 million, $1.5 million, $0.6 million, $0.8 million and $0.1 million, respectively.

Net Cash Used in Investing Activities
Net cash used in investing activities was $7.8 million during fiscal 2017, which consisted primarily of net purchases of investments of $7.3 million and capital expenditures of $0.5 million.
Net cash used in investing activities was $3.3 million during fiscal 2016, which consisted primarily of net purchases of investments of $3.0 million and capital expenditures of $0.3 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $0.7 million during fiscal 2017, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $1.7 million during fiscal 2016, which consisted primarily of proceeds from the exercise of stock options.
Other Liquidity Matters
On September 30, 2017, we had investments of $34.1 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheets. All other securities are classified as “long-term” on the Consolidated Balance Sheets. At September 30, 2017, we had $30.3 million of our available-for-sale securities classified as current and $3.8 million of our available-for-sale securities classified as long-term. At September 30, 2016, we had $24.9 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $41.3 million at September 30, 2017 compared to $32.0 million at September 30, 2016.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2017 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$917	$1,365	$37	$—	$2,319
Total	$917	$1,365	$37	$—	$2,319
On October 5, 2017 we entered into an office lease with 600 B Street San Diego Owner, LLC (the “Landlord”) to extend the term of the lease for our San Diego headquarters (the “Lease”). The Lease is for approximately 28,791 square feet of office space in downtown San Diego, California (the “Premises”) that we already occupy pursuant to a sublease (the “Sublease”). The term of the Lease commences on May 1, 2020, following the conclusion of the Sublease and will run for 50 months. During the term of the Lease, the monthly base rent for the Premises will be approximately $95,000 during the first year, $98,000 during the second year, $101,000 during the third year, $104,000 during the fourth year, and $107,000 during the final two months. The Lease provides for an abatement of the lease payments for the first four months of the lease term. Pursuant to the Lease, Landlord will provide us with a tenant improvement allowance of approximately $700,000.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, and expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. Our critical accounting policies include revenue recognition, allowance for accounts receivable, investments, fair value of equity instruments, goodwill and purchased intangible assets, business combinations, accounting for income taxes, and capitalized software development costs.
Revenue Recognition
We enter into contractual arrangements with integrators, resellers, and directly with our customers that may include licensing of our software products, product support and maintenance services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 1 to our consolidated financial statements included in this Form 10-K.
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

Fair Value of Equity Instruments
The valuation of certain items, including compensation expense related to equity awards granted, involves significant estimates based on underlying assumptions made by management. The valuation of stock options is based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. The valuation of the Senior Executive Long Term Incentive Restricted Stock Units are based upon the Monte-Carlo simulation, which involves estimates of our stock price, expected volatility, and the probability of reaching the performance targets.
Goodwill and Purchased Intangible Assets
Our goodwill resulted from the IDC Acquisition. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services, and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2017, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets to our market capitalization.
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
Business Combinations
Accounting for business combinations requires us to make significant estimates and assumptions, especially at the acquisition date with respect to tangible and intangible assets acquired, liabilities assumed, and pre-acquisition contingencies. We use our best estimates and assumptions to accurately assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date.
Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:

•	future expected cash flows subscription and support contracts, professional services contracts, other customer contracts, and acquired developed technologies and patents;

•
the acquired company’s trade name, trademark and existing customer relationship, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our offerings;

•	uncertain tax positions and tax related valuation allowances assumed; and

•	discount rates
Accounting for Income Taxes
We estimate income taxes based on the various jurisdictions where we conduct business. Significant judgment is required in determining our worldwide income tax provision. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These differences result in deferred tax assets and liabilities, which are reflected in our balance sheets. We then assess the likelihood that deferred tax assets will be realized. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. When a valuation allowance is established or increased, we record a corresponding tax expense in our statements of operations. We review the need for a valuation allowance each interim period to reflect uncertainties about whether we will be able to utilize deferred tax assets before they expire. The valuation allowance analysis is based on estimates of taxable income for the jurisdictions in which we operate and the periods over which our deferred tax assets will be realizable.
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that has more than a 50% chance of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits and effective settlement of audit issues.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the fourth quarter of 2017, we concluded that it was more likely than not that we would be able to realize the benefit of our deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on a portion of our net deferred tax assets by $11.0 million at September 30, 2017. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required.
Capitalized Software Development Costs
Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2017 and 2016 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. We define the design, configuration, and coding process as the application development stage. We did not capitalize any costs related to computer software developed for internal use during the years ended September 30, 2017 and 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of September 30, 2017, our marketable securities had remaining maturities between approximately one and eighteen months and a fair market value of $34.1 million, representing 47% of our total assets.
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

Foreign Currency Risk
As a result of the IDC Acquisition and the ICAR Acquisition, we have operations in The Netherlands and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and British pound sterling. The functional currency of our Dutch and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British pound sterling. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the Consolidated Statements of Operations and Other Comprehensive Income.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2017.
Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2018 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2017.

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
(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(4)

2.2	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(20)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(2)

4.1	Form of debenture issued on December 10, 2009.	(3)

4.2	Form of warrant issued on December 10, 2009.	(3)

10.1	Mitek Systems, Inc. 2000 Stock Option Plan.	(5)

10.2	Mitek Systems, Inc. 2002 Stock Option Plan.	(6)

10.3	Mitek Systems, Inc. 2006 Stock Option Plan.	(7)

10.4	Mitek Systems, Inc. 2010 Stock Option Plan.	(8)

10.5	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(9)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(9)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(10)

10.8	Form of Securities Purchase Agreement, dated December 10, 2009, between Mitek Systems, Inc. and certain accredited investors.	(3)

10.9	Form of Security Agreement dated, December 10, 2009, between Mitek Systems, Inc. and certain secured parties.	(3)

10.10	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(11)

10.11	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(12)

10.12	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(12)

10.13	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(10)

10.14	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	(10)

10.15	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	(10)

10.16	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(13)

10.17	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(13)

10.18	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(14)

10.19	Form of Executive Severance and Change of Control Plan.	(14)

10.20	Form of Indemnification Agreement.	(1)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2014	(15)

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2015	(2)

10.23	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2016	(16)

10.24	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017	(17)

10.25	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(18)

10.26	Lease Termination Agreement, dated August 16, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(18)

10.27	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(19)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2017, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Income, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.
*
______________________________________________________

*	Filed herewith.

(1)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 16, 2009.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

(5)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 30, 2001.

(6)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.

(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.

(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.

(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.

(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.

(11)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.

(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2013.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.

(18)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 30, 2017	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President, Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints James B. DeBello and Jeffrey C. Davison, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ James B. DeBello	President, Chief Executive Officer and Chairman of the Board of Directors	November 30, 2017
James B. DeBello	(Principal Executive Officer)

/s/ Jeffrey C. Davison	Chief Financial Officer	November 30, 2017
Jeffrey C. Davison	(Principal Financial and Accounting Officer)

/s/ William K. Aulet	Director	November 30, 2017
William K. Aulet

/s/ Vinton P. Cunningham	Director	November 30, 2017
Vinton P. Cunningham

/s/ Kenneth D. Denman	Director	November 30, 2017
Kenneth D. Denman

/s/ James C. Hale	Director	November 30, 2017
James C. Hale

/s/ Bruce E. Hansen	Director	November 30, 2017
Bruce E. Hansen

/s/ Alex W. Hart	Director	November 30, 2017
Alex W. Hart

/s/ Jane J. Thompson	Director	November 30, 2017
Jane J. Thompson

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mitek Systems, Inc.

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the years in the three year period ended September 30, 2017. Mitek Systems, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 30, 2017, expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
November 30, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Mitek Systems, Inc.

We have audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Mitek Systems, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Mitek Systems, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows of Mitek Systems, Inc., and our report dated November 30, 2017 expressed an unqualified opinion.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
November 30, 2017

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$12,289	$9,010
Short-term investments	30,279	24,863
Accounts receivable, net	7,099	4,949
Other current assets	1,209	1,485
Total current assets	50,876	40,307
Long-term investments	3,780	1,952
Property and equipment, net	613	440
Intangible assets, net	2,297	2,783
Goodwill	3,014	2,863
Deferred income taxes, net	11,065	—
Other non-current assets	74	40
Total assets	$71,719	$48,385
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,918	$1,318
Accrued payroll and related taxes	3,709	3,263
Deferred revenue, current portion	3,305	3,391
Other current liabilities	602	355
Total current liabilities	9,534	8,327
Deferred revenue, non-current portion	85	259
Other non-current liabilities	692	314
Total liabilities	10,311	8,900
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 33,724,392 and 32,781,704 issued and outstanding, as of September 30, 2017 and September 30, 2016, respectively	34	33
Additional paid-in capital	78,677	71,036
Accumulated other comprehensive income (loss)	147	(42)
Accumulated deficit	(17,450)	(31,542)
Total stockholders’ equity	61,408	39,485
Total liabilities and stockholders’ equity	$71,719	$48,385

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(amounts in thousands except per share data)

	For the years ended September 30,
	2017	2016	2015
Revenue
Software	$29,647	$22,586	$17,870
SaaS, maintenance, and consulting	15,743	12,115	7,497
Total revenue	45,390	34,701	25,367
Operating costs and expenses
Cost of revenue-software	1,112	953	992
Cost of revenue-SaaS, maintenance, and consulting	2,929	2,442	1,479
Selling and marketing	14,484	10,937	6,458
Research and development	10,430	7,794	5,577
General and administrative	11,310	8,575	7,601
Acquisition-related costs and expenses	2,356	2,176	1,368
Total operating costs and expenses	42,621	32,877	23,475
Operating income	2,769	1,824	1,892
Other income, net	402	134	91
Income before income taxes	3,171	1,958	1,983
Income tax benefit	10,921	1	543
Net income	$14,092	$1,959	$2,526
Net income per share—basic	$0.43	$0.06	$0.08
Net income per share—diluted	$0.40	$0.06	$0.08
Shares used in calculating net income per share—basic	33,083	31,587	30,790
Shares used in calculating net income per share—diluted	35,537	33,819	31,480
Other comprehensive income:
Net income	$14,092	$1,959	$2,526
Foreign currency translation adjustment	208	(46)	—
Unrealized gain (loss) on investments	(19)	7	5
Other comprehensive income	$14,281	$1,920	$2,531

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended September 30, 2017, 2016 and 2015
(amounts in thousands)

	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2014	30,521	$31	$59,946	$(36,027)	$(8)	$23,942
Exercise of stock options	232	—	246	—	—	246
Settlement of restricted stock units	255	—	—	—	—	—
Acquisition-related closing shares	713	1	346	—	—	347
Stock-based compensation expense	—	—	3,367	—	—	3,367
Components of other comprehensive income:
Net income	—	—	—	2,526	—	2,526
Change in unrealized gain (loss) on investments	—	—	—	—	5	5
Total other comprehensive income						2,531
Balance, September 30, 2015	31,721	$32	$63,905	$(33,501)	$(3)	$30,433
Exercise of stock options	662	1	1,754	—	—	1,755
Settlement of restricted stock units	262	—	—	—	—	—
IDchecker shares issued	137	—	—	—	—	—
Stock-based compensation expense	—	—	4,079	—	—	4,079
Amortization of closing shares and earnout shares			1,298	—	—	1,298
Components of other comprehensive income:
Net income	—	—	—	1,959	—	1,959
Currency translation adjustment	—	—	—	—	(46)	(46)
Change in unrealized gain (loss) on investments	—	—	—	—	7	7
Total other comprehensive income						1,920
Balance, September 30, 2016	32,782	$33	$71,036	$(31,542)	$(42)	$39,485
Exercise of stock options	235	—	687	—	—	687
Settlement of restricted stock units	707	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,478	—	—	5,478
Amortization of closing shares and earnout shares			1,477	—	—	1,477
Components of other comprehensive income:
Net income	—	—	—	14,092	—	14,092
Currency translation adjustment	—	—	—	—	208	208
Change in unrealized gain (loss) on investments	—	—	—	—	(19)	(19)
Total other comprehensive income						14,281
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended September 30,
	2017	2016	2015
OPERATING ACTIVITIES
Net income	$14,092	$1,959	$2,526
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,478	4,079	3,367
Amortization of closing and earnout shares	1,579	1,503	393
Amortization of intangible assets	591	598	172
Depreciation	322	790	433
Amortization of investment premiums and other	30	149	435
Deferred taxes	(11,065)	(127)	(647)
Changes in assets and liabilities:
Accounts receivable	(2,101)	(1,002)	(566)
Other assets	249	(586)	(533)
Accounts payable	593	(222)	(449)
Accrued payroll and related taxes	429	1,197	480
Deferred revenue	(269)	(67)	478
Other liabilities	517	(417)	16
Net cash provided by operating activities	10,445	7,854	6,105
INVESTING ACTIVITIES
Purchases of investments	(39,939)	(33,658)	(27,254)
Sales and maturities of investments	32,650	30,623	21,406
Acquisition, net of cash acquired	—	—	(5,423)
Purchases of property and equipment	(488)	(250)	(73)
Net cash used in investing activities	(7,777)	(3,285)	(11,344)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	687	1,755	246
Principal payments on capital lease obligations	—	(22)	(20)
Net cash provided by financing activities	687	1,733	226
Foreign currency effect on cash and cash equivalents	(76)	(45)	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,279	6,257	(5,014)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	9,010	2,753	7,767
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,289	$9,010	$2,753
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$1	$4
Cash paid for income taxes	$113	$17	$105
NON-CASH FINANCING AND INVESTING ACTIVITIES
Settlement of note receivable as consideration for business acquisition	$—	$—	$250
Unrealized holding gain (loss) on available for sale investments	$(19)	$7	$5

The accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED September 30, 2017, 2016, AND 2015

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the "Company") is a leading innovator of mobile identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. As of September 30, 2017, over 5,900 financial services organizations have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device. As of September 30, 2017, the Company has been granted 35 patents and it has an additional 16 patent applications pending.
Mitek is also applying its artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental Know Your Customer and Anti-Money Laundering regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust based sharing economy.
The Company's identity verification solutions are for use with digital/mobile onboarding, trust establishment, and to facilitate money movement. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) represent the most usage of our solutions, but we are also seeing growing adoption by telecommunications, healthcare, travel, retail, sharing economy, and online marketplaces.
The Company markets and sells its products and services worldwide through internal, direct sales teams located in the US and Europe, as well as through channel partners. The partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
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
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income in the consolidated balance sheet.  The Company recorded net gains resulting from foreign exchange translation of $208,000 for the fiscal year ended September 30, 2017 and net losses resulting from foreign exchange translation of $46,000 for the fiscal year ended September 30, 2016. There were no foreign exchange translation gains or losses recorded for the fiscal year ended September 30, 2015.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, vendor specific objective evidence (“VSOE”) of fair value related to revenue recognition, and income taxes.

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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting (“ASC Topic 280”), management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2017, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of its common stock. For example, a significant decline in the price of the Company’s common stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure you that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.

Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as options, warrants, and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the fiscal years ended September 30, 2017, 2016 and 2015, the following potentially dilutive common shares were excluded from the net income per share calculation, as they would have been antidilutive (amounts in thousands):

	2017	2016	2015
Stock options	569	1,259	2,203
Restricted stock units	83	624	287
IDchecker closing shares	—	349	63
IDchecker earnout shares	24	—	—
Total potentially dilutive common shares outstanding	676	2,232	2,553

The computation of basic and diluted net income per share for the fiscal years ended September 30, 2017, 2016, and 2015 is as follows (amounts in thousands, except per share data):

	2017	2016	2015
Net income	$14,092	$1,959	$2,526
Weighted-average common shares and share equivalents outstanding—basic	33,083	31,587	30,790
Dilutive potential common stock equivalents	2,454	2,232	690
Weighted-average common shares and share equivalents outstanding—diluted	35,537	33,819	31,480
Net income per share:
Basic	$0.43	$0.06	$0.08
Diluted	$0.40	$0.06	$0.08

Revenue Recognition
Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of FASB ASC Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability, and VSOE of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Certain customers have agreements that provide for usage fees above fixed minimums. Usage fees above fixed minimums are recognized as revenue when such amounts are reasonably estimable and billable. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification, or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.
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
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the statements of other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2017, 2016 and 2015.
All investments whose maturity or sale is expected within one year are classified as “current” on the Consolidated Balance Sheet. All other securities are classified as “long-term” on the Consolidated Balance Sheet.
Fair Value Measurements
The carrying amounts of cash equivalents, investments, accounts receivable, accounts payable, and other accrued liabilities are considered representative of their respective fair values because of the short-term nature of those instruments.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. The Company maintained an allowance for doubtful accounts of $31,000 and $35,000 as of September 30, 2017 and 2016, respectively.
Deferred Maintenance Fees
Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees, which are included in other current assets on the balance sheet, are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the Consolidated Statements of Operations and Other Comprehensive Income over the maintenance period, which is typically one year.
Property and Equipment
Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2017 and 2016 (amounts shown in thousands):

	2017	2016
Property and equipment—at cost:
Equipment	$1,801	$1,492
Furniture and fixtures	257	248
Leasehold improvements	1,128	1,021
	3,186	2,761
Less: accumulated depreciation and amortization	(2,573)	(2,321)
Total property and equipment, net	$613	$440

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to five years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $0.3 million, $0.8 million, and $0.4 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.2 million, $0.2 million and $0.1 million for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.

Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment for the fiscal years ended September 30, 2017, 2016, and 2015.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2017 and 2016, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material. We had no amortization expense from capitalized software costs during the years ended September 30, 2017, 2016, or 2015.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company did not capitalize any costs related to computer software developed for internal use during the years ended September 30, 2017, 2016, or 2015.

Deferred Revenue
Deferred revenues represent advance payments or billings for software licenses, professional services, and maintenance billed in advance of the time we recognize the related revenues. Deferred maintenance revenue represents customer billings, paid up front, generally annually at the beginning of each maintenance period, with revenue recognized ratably over such period. For certain other licensing arrangements, revenue attributable to undelivered elements, including post-contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the arrangement.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $0.3 million, $0.2 million and $0.2 million during the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
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
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2017, management determined that the Company has only one operating segment: the development, sale and service of proprietary software solutions related to mobile imaging.

Comprehensive Income
Comprehensive income consists of net income and unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The following table summarizes the components of comprehensive loss for the fiscal years ended September 30, 2017, 2016, and 2015 (amounts shown in thousands):

	2017	2016	2015
Net income	$14,092	$1,959	$2,526
Other comprehensive income:
Foreign currency translation adjustment	208	(46)	—
Change in unrealized gains (losses) on marketable securities	(19)	7	5
Total comprehensive income	$14,281	$1,920	$2,531

Included on the balance sheet at September 30, 2017 is an accumulated other comprehensive income of $147,000, compared to an accumulated other comprehensive loss of $42,000 at September 30, 2016.
Recently Adopted Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) (“ASU 2015-16”) which eliminates the requirement to restate prior period financial statements for measurement period adjustments. ASU 2015-16 requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard is effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. The Company adopted the standard prospectively as of October 1, 2016. The adoption of ASU 2015-16 did not have a material impact on the results of operations, financial condition, or cash flows of the Company.
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
In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the new revenue standard to its key identified revenue streams included within either software revenue or SaaS, maintenance, and consulting revenue and is comparing the results to its current accounting practices. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company is currently evaluating the transition method to elect as well as necessary control and process changes due to implementing the new revenue standard.
No other new accounting pronouncement issued or effective during the year ended September 30, 2017 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATION
On June 17, 2015, the Company completed the acquisition (the “IDC Acquisition”) of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”), pursuant to a Share Purchase Agreement (the “Share Purchase Agreement”) dated May 26, 2015, by and among the Company, IDC NL, ID Checker Holding B.V. (“Parent”), Stichting Administratiekantoor OPID (together with Parent, the “Sellers”), and the other individuals specified therein. Upon completion of the IDC Acquisition, IDC NL and IDC Inc. became wholly owned subsidiaries of the Company and the transaction was accounted for as an acquisition of a business. IDchecker is a provider of cloud-based identification document verification services. During the fourth quarter of fiscal 2017, IDC NL changed its name to Mitek Systems, B.V and became a wholly owned subsidiary of Mitek Holding B.V., a company incorporated under the laws of The Netherlands and a wholly owned subsidiary of the Company.
Pursuant to the terms of the Share Purchase Agreement, the Company acquired all of the issued and outstanding shares of IDC NL and IDC Inc. At the closing of the IDC Acquisition, the Company paid a purchase price of $5.9 million, which consisted of (i) a cash payment to the Sellers of $5.6 million, subject to adjustments for transaction expenses, indebtedness, and working capital adjustments (the “Cash Payment”) and (ii) the forgiveness of the outstanding balance of approximately $0.3 million on a promissory note issued by the Company to Parent. Approximately $2.7 million in shares of the Company’s common stock (the “Closing Shares”), or 712,790 shares, were issued to the Sellers at the closing of the IDC Acquisition. In January 2016, the Company issued 137,306 additional shares (the “Earnout Shares”), to the Sellers for achievement by IDchecker of certain revenue and net income targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue and net income targets for the twelve-month period ended September 30, 2016. Vesting of both the Closing Shares and Earnout Shares is subject to the continued employment of the founders of IDchecker and such shares are being accounted for as compensation for future services in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. For additional information regarding the Closing Shares and Earnout Shares, see Note 5 to the Company’s consolidated financial statements.
Upon the closing of the IDC Acquisition, the Company deposited $1.8 million of the Cash Payment and 20% of the Closing Shares into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In January 2016, the Company also deposited 27,461 Earnout Shares into an escrow fund. Additionally, when the Earnout Shares are issued in respect of the twelve-month period ended September 30, 2016, 20% of such Earnout Shares will be added to the escrow fund. The escrow fund will be maintained until the date that is 24 months after the Earnout Shares for the twelve-month period ended September 30, 2016 are issued or until such earlier time as the escrow fund is exhausted. During the fourth quarter of Fiscal 2017, the $1.8 million escrow funds and the Closing Shares held in escrow were released to the Sellers.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the IDC Acquisition as of June 17, 2015 (amounts shown in thousands):

June 17, 2015
Current assets	$620
Property, plant and equipment	42
Intangible assets	3,570
Assets acquired	$4,232
Current liabilities	$(476)
Other liabilities	(810)
Liabilities assumed	$(1,286)
Fair value of net assets acquired	$2,946
Total consideration paid	5,819
Goodwill before effect in exchange rates as of June 17, 2015	$2,873
Effect of movements in exchange rates as of September 30, 2017	141
Goodwill as of September 30, 2017	$3,014
The Company estimated the fair value of identifiable acquisition-related intangible assets primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets, (see Note 4 to the Company’s consolidated financial statements). The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Goodwill in the amount of $2.9 million was recorded in the Consolidated Balance Sheets at the date of the IDC Acquisition. The goodwill recognized was due to expected synergies and other factors and is not expected to be deductible for income tax purposes.
3. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2017 and 2016, the Company’s short-term investments have maturity dates of greater than 90 days and less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2017, 2016, and 2015.

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.
The following tables summarize investments by security type as of September 30, 2017 and 2016 (amounts shown in thousands):

	September 30, 2017
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
US Treasury	$3,897	$—	$(3)	$3,894
Corporate debt securities, short-term	26,393	—	(8)	26,385
Corporate debt securities, long-term	3,785	—	(5)	3,780
Total	$34,075	$—	$(16)	$34,059

	September 30, 2016
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$12,907	$8	$—	$12,915
Corporate debt securities, short-term	11,949	2	(3)	11,948
Corporate debt securities, long-term	1,954	1	(3)	1,952
Total	$26,810	$11	$(6)	$26,815

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
The Company recorded an acquisition-related liability for contingent consideration representing the amounts payable to former IDchecker shareholders, as outlined under the terms of the Share Purchase Agreement, subject to the achievement of certain revenue and net income targets by IDchecker for the nine-month period ended on September 30, 2015, and the twelve-month period ended September 30, 2016. The fair value of this Level 3 liability is estimated using the Monte-Carlo simulation (using the Company’s stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). Subsequent changes in the fair value of the contingent consideration liability were recorded in the consolidated statement of operations and comprehensive income and resulted from updates to assumed probability of achievement of the performance targets and adjustments to the inputs discussed previously.
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2017 and 2016 (amounts shown in thousands):

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Assets:
Short-term investments:
U.S. Treasury	$3,894	$3,894	$—	$—
Corporate debt securities
Financial	3,041	—	3,041	—
Industrial	9,503	—	9,503	—
Commercial paper
Financial	10,850	—	10,850	—
Industrial	2,991	—	2,991	—
Total short-term investments at fair value	30,279	3,894	26,385	—
Long-term investments:
U.S. Treasury	—	—	—	—
Corporate debt securities
Financial	1,858	—	1,858	—
Industrial	1,922	—	1,922	—
Total assets at fair value	$34,059	$3,894	$30,165	$—
Liabilities:
Acquisition-related contingent consideration	354	—	—	354
Total liabilities at fair value	$354	$—	$—	$354

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2016:
Assets:
Short-term investments:
U.S. Treasury	$12,915	$12,915	$—	$—
Corporate debt securities
Financial	3,963	—	3,963	—
Industrial	4,445	—	4,445	—
Commercial paper
Financial	2,843	—	2,843	—
Industrial	697	—	697	—
Total short-term investments at fair value	24,863	12,915	11,948	—
Long-term investments:
Corporate debt securities
Financial	502	—	502	—
Industrial	1,450	—	1,450	—
Total assets at fair value	$26,815	$12,915	$13,900	$—
Liabilities:
Acquisition-related contingent consideration	252	—	—	252
Total liabilities at fair value	$252	$—	$—	$252
The following table includes a summary of the Acquisition-related contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2017 (amounts shown in thousands):

Balance at September 30, 2016	$252
Expenses recorded due to changes in fair value	412
Issuance of common stock	(310)
Balance at September 30, 2017	$354
4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has goodwill balances of $3.0 million and $2.9 million at September 30, 2017 and 2016, respectively, associated with the IDC Acquisition which occurred during 2015. For information regarding the IDC Acquisition, see Note 2. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with the FASB ASC Topic 350, Intangibles – Goodwill and Other.  The Company has concluded that no impairment of goodwill exists as of September 30, 2017.

Intangible assets
Intangible assets include the value assigned to completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from five to six years. Intangible assets as of September 30, 2017 are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6 years	$2,370	$833	$1,537
Customer relationships	6 years	970	341	629
Trade names	5 years	230	99	131
Total intangible assets		$3,570	$1,273	$2,297

Amortization expense related to acquired intangible assets was $0.6 million, $0.6 million, and $0.2 million for fiscal years ended September 30, 2017, 2016, and 2015, respectively.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2018	$632
2019	632
2020	618
2021	415
2022	—
$2,297
5. STOCKHOLDERS’ EQUITY
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
ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the fiscal year ended September 30, 2017 of 12% for all stock option grants was based on historical forfeiture experience.
ASC 718 requires the cash flows from tax benefits resulting from tax deductions in excess of the compensation cost recognized for options to be classified as financing cash flows. Due to the Company’s valuation allowance from losses in the previous years, there were no such tax benefits during the fiscal years ended September 30, 2017, 2016, and 2015.
The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2017, 2016, and 2015 were based on the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.68% – 1.92%	1.43% – 1.66%	1.29% – 1.66%
Expected life (years)	5.25	5.90	5.30
Expected volatility	74%	83%	90%
Expected dividends	None	None	None
The following table summarizes stock-based compensation expense under ASC 718 for the fiscal years ended September 30, 2017, 2016, and 2015, which were allocated as follows (amounts shown in thousands):

	2017	2016	2015
Cost of revenue	$52	$39	$30
Sales and marketing	1,577	1,099	713
Research and development	1,028	660	592
General and administrative	2,821	2,281	2,032
Stock-based compensation expense related to employee stock options included in expenses	$5,478	$4,079	$3,367
As of September 30, 2017, the Company had $10.7 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.0 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan which increased the total number of shares of common stock reserved for issuance thereunder from 6,000,000 shares to 9,500,000 shares plus that number of shares of common stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of September 30, 2017, (i) stock options to purchase 1,769,138 shares of common stock, 1,803,165 RSUs, and 2,100,000 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 2,464,202 shares of common stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,076,728 shares of common stock were outstanding under the Prior Plans.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”), reserving up to 1,000,000 shares of common stock for the issuance of RSUs that may be granted to both employee and non-employee members of the Board. On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan which increased the total number of shares of common stock reserved for issuance thereunder from 1,000,000 shares to 1,500,000 shares and extended the term of the Director Plan from December 5, 2020 to December 31, 2022. As of September 30, 2017, (i) 553,856 RSUs were outstanding under the Director Plan and (ii) 521,315 shares of common stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2017, 2016, and 2015:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2014	2,334,326	$4.11	5.5
Granted	1,927,500	$2.92
Exercised	(232,203)	$1.06
Cancelled	(381,918)	$3.85
Outstanding, September 30, 2015	3,647,705	$3.70	7.2
Granted	98,500	$4.51
Exercised	(661,663)	$2.67
Cancelled	(69,168)	$4.51
Outstanding, September 30, 2016	3,015,374	$3.95	6.4
Granted	147,800	$7.06
Exercised	(235,514)	$2.92
Cancelled	(81,794)	$3.59
Outstanding, September 30, 2017	2,845,866	$4.21	5.4
The Company recognized $1.0 million, $1.3 million, and $2.2 million in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2017, 2016, and 2015, respectively. As of September 30, 2017, the Company had $1.3 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted average period of approximately 1.5 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the fiscal years ended September 30, 2017, 2016, and 2015 was $1.4 million, $3.3 million, and $0.6 million, respectively. The per-share weighted average fair value of options granted during the fiscal years ended September 30, 2016 and 2015 was $4.28, $3.29, and $2.83, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2017 and 2016, was $15.6 million and $14.2 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity in the fiscal years ended September 30, 2017, 2016, and 2015:

	Number of shares	Weighted- average fair value per share
Outstanding at September 30, 2014	1,101,303	$4.71
Granted	104,000	$2.29
Settled	(255,041)	$2.96
Cancelled	(147,345)	$3.54
Outstanding at September 30, 2015	802,917	$4.49
Granted	1,536,000	$4.82
Settled	(261,621)	$4.77
Cancelled	(31,127)	$4.19
Outstanding at September 30, 2016	2,046,169	$4.90
Granted	1,249,224	$6.61
Settled	(707,174)	$4.81
Cancelled	(231,198)	$4.93
Outstanding at September 30, 2017	2,357,021	$5.65

The cost of RSUs is determined using the fair value of the Company’s common stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $4.0 million, $2.7 million, and $1.2 million in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2017, 2016, and 2015, respectively. As of September 30, 2017, the Company had approximately $9.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Senior Executive Performance RSUs
In the year ended September 30, 2017, the Company granted 2,400,000 Senior Executive Long Term Incentive Restricted Stock Units ("Senior Executive Performance RSUs") under the 2012 Plan. 300,000 Senior Executive Performance RSUs granted to the Company's former Chief Financial Officer were canceled as a result of his resignation effective July 1, 2017. Senior Executive Performance RSUs are purely performance-based, and no Senior Executive Performance RSUs vest unless, as of the end of the performance period (March 1, 2017 through the date that is 25 trading days after the first filing of an Annual Report on Form 10-K or Quarterly Report on Form 10-Q by the Company following September 30, 2019 (the “Performance Period”)) or in connection with a Change of Control (as defined the in 2012 Plan), a significant threshold level of stock price appreciation (or the equivalent in connection with a Change of Control that takes the form of an asset sale) has been achieved by the Company. Furthermore, the number of Senior Executive Performance RSUs that ultimately vest at the end of the Performance Period depends on whether the percentage increase in the Company’s stock price during the Performance Period equaled or outperformed the percentage increase in the Russell 2000 Index over the same period.
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
The Company estimated the fair value of the Senior Executive Performance RSUs on their grant date using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 20-trading-day average stock price). The Company has estimated the aggregate fair value of the Senior Executive Performance RSUs at $4.2 million and recognized $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs during the fiscal year ended September 30, 2017.
Closing Shares
In connection with the closing of the IDC Acquisition in June 2015, the Company issued to the Sellers 712,790 shares of common stock. Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares is determined using the fair value of common stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized $1.2 million, $1.2 million, and $0.3 million in stock-based compensation expense related to the Closing Shares for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. As of September 30, 2017, the Company had no unrecognized compensation expense related to Closing Shares.

Earnout Shares
In addition to the Cash Payment and the issuance of Closing Shares, in each case at the closing of the IDC Acquisition, the Company issued 137,306 Earnout Shares to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. Earnout Shares vest and will be eligible for resale such that 12.5% of the Earnout Shares will vest and be released for resale on the date that is six months following the date of issue and thereafter, the remaining 87.5% of the applicable Earnout Shares will vest and be released for resale in equal quarterly installments. Vesting of the Earnout Shares is subject to the continued employment of the founders of IDchecker through the date on which all Earnout Shares are fully vested.
The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). This model will be updated and the respective fair value adjusted each reporting period based on the relevant facts and conditions at the reporting date. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the Consolidated Statements of Operations and Other Comprehensive Income. The Company recognized $412,000, $292,000, and $47,000 for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
6. INCOME TAXES
Income (loss) before taxes for the fiscal years ended September 30, 2017, 2016, and 2015 is comprised of the following (amounts shown in thousands):

	2017	2016	2015
Domestic	$4,057	$2,732	$1,994
Foreign	(886)	(774)	(11)
Total	$3,171	$1,958	$1,983
For the fiscal years ended September 30, 2017, 2016, and 2015 the income tax (provision) benefit was as follows (amounts shown in thousands):

	2017	2016	2015
Federal—current	$(127)	$(129)	$(84)
Federal—deferred	8,291	—	621
State—current	(20)	(16)	(10)
State—deferred	2,748	—	13
Foreign—current	29	146	3
Total	$10,921	$1	$543

Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2017 and 2016 are as follows (amounts shown in thousands):

	2017	2016
Deferred tax assets:
Stock based compensation	$3,671	$2,898
Net operating loss carryforwards	3,453	7,095
Research credit carryforwards	3,171	44
AMT credit carryforwards	392	279
Foreign net operating losses	386	327
Other, net	770	320
Total deferred assets	11,843	10,963
Deferred tax liabilities:
Intangibles	(393)	(473)
Foreign deferred liabilities	(280)	(356)
Net deferred tax asset	11,170	10,134
Valuation allowance for net deferred tax assets	(105)	(10,163)
Net deferred tax asset (liability)	$11,065	$(29)
The net change in the total valuation allowance for the fiscal years ended September 30, 2017 and 2016 was a decrease of $10.1 million and $1.9 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets may be realized. Accordingly, the Company has removed the valuation allowance for all deferred tax assets with the exception of the net foreign deferred tax assets.
As of September 30, 2017, the Company has available net operating loss carryforwards of $29.4 million for federal income tax purposes, which will start to expire in 2032. The net operating losses for state purposes are $29.4 million and will begin to expire in 2028. Included in these amounts are federal and state net operating losses of $21.1 million attributable to stock option deductions of which the tax benefit will be credited to equity when realized. As of September 30, 2017, the Company has available federal research and development credit carryforwards, net of reserves, of $1.9 million and alternative minimum tax credit carryforwards of $0.4 million. The federal research and development credits will start to expire in 2027. As of September 30, 2017, the Company has available California research and development credit carryforwards, net of reserves, of $1.6 million, which do not expire.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "IRC") limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. The Company has completed an IRC Section 382/383 analysis through March 31, 2017 and any identified ownership changes had no impact to the utilization of tax attribute carryforwards. Any future ownership changes may have an impact on the utilization of the tax attribute carryforwards.
The difference between the income tax (provision) benefit and income taxes computed using the U.S. federal income tax rate was as follows for the fiscal years ended September 30, 2017, 2016, and 2015 (amounts shown in thousands):

	2017	2016	2015
Amount computed using statutory rate	$(1,078)	$(666)	$(674)
Net change in valuation allowance for net deferred tax assets	10,058	1,889	1,619
AMT and other	20	(148)	151
Foreign rate differential	(169)	(70)	(1)
Non-deductible items	(370)	(1,136)	(182)
State income tax	(34)	(15)	(370)
Foreign net operating loss	—	147	—
Research and development credits	$2,494	$—	$—
Income tax (provision) benefit	$10,921	$1	$543

On November 20, 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires all deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The new accounting guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods therein. The Company has adopted the standard prospectively as of September 30, 2017 and no adjustment was made to prior periods.
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended September 30, 2017, 2016, and 2015 (amounts shown in thousands):

	2017	2016	2015
Gross unrecognized tax benefits at the beginning of the year	$—	$—	$—
Additions from tax positions taken in the current year	140	—	—
Additions from tax positions taken in prior years	1,041	—	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$1,181	$—	$—
Of the total unrecognized tax benefits at September 30, 2017, $1.2 million will impact the Company's effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2017, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to income taxation in the U. S. at the Federal and state levels. All tax years are subject to examination by US, California, and other state tax authorities due to the carryforward of unutilized net operating losses and tax credits. We are also subject to foreign income taxes in the countries in which we operate. The Company is not currently under examination by any taxing authorities.
7. COMMITMENTS AND CONTINGENCIES
Rothschild Mobile Imaging Innovations, Inc.
On May 16, 2014, Rothschild Mobile Imaging Innovations, Inc. (“RMII”) filed a complaint against us in the U.S. District Court for the District of Delaware (the "Court") alleging that certain of our mobile imaging products infringe four RMII-owned patents related to mobile imaging technology. On June 1, 2014, RMII amended its complaint to add JPMorgan Chase & Co. and JPMorgan Chase Bank, N.A. (together, “Chase”), one of our customers, as a defendant in the lawsuit (as amended, the “Initial Lawsuit”). On September 8, 2014, RMII filed three additional complaints (the “Subsequent Lawsuits”) against us in the Court. The Subsequent Lawsuits contain allegations substantially similar to the Initial Lawsuit regarding infringement by our mobile imaging products of the four RMII-owned patents related to mobile imaging technology, but name as co-defendants Citibank, N.A., Citigroup Inc., Wells Fargo & Company, Wells Fargo Bank, N.A., Bank of America Corporation and Bank of America, N.A., respectively (together with Chase, the “Bank Defendants”). RMII subsequently filed amended complaints (together with the Initial Lawsuit and the Subsequent Lawsuits, the “RMII Lawsuits”) adding as defendants both Fiserv and NCR (the “Distributor Defendants”), each of whom distributes our mobile imaging technology to one or more of the Bank Defendants. Based on our understanding of the claims, we agreed to accept the demands for indemnity and defense tendered by each of the Bank Defendants and Distributor Defendants in connection with the RMII Lawsuits.
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
On July 20, 2016, the PTAB entered its final decision in the IPR proceedings. The PTAB ruled that all claims asserted in the litigation in all four RMII patents were directed to unpatentable subject matter and thus not patent eligible. On September

16, 2016, the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs. Through that notice, Mitek requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice. On September 16, 2016, RMII filed a motion to dismiss without prejudice. Mitek and the Bank Defendants opposed the motion. On September 15, 2017, the Court granted the motion, but dismissed the cases with prejudice. On September 29, 2017, Mitek filed a motion for attorneys' fees and expenses. RMII recently filed a response to that motion.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 25% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $121,000, $91,000, and $42,000 for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
Facility Lease
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,791 square feet of office space in San Diego, California. The term of the lease for the Company’s offices commenced on October 1, 2016 and continues through April 30, 2020. The annual base rent under this lease is approximately $0.6 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $0.3 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. The Company’s previous facility lease terminated on October 16, 2016 and the unamortized balance of the lease incentives associated with that lease were $49,000 at September 30, 2016. The offices of IDchecker are located in The Netherlands. The term of the lease for the office continues through May 31, 2020. The annual base rent under the lease is approximately €48,000 per year. The Company has a sales office in London, United Kingdom.  The term of this lease continues through May 31, 2018.  The annual base rent under this lease is approximately £77,000 per year.
Future annual minimum rental payments payable under the facility leases are as follows (shown in thousands):

Years ended September 30:
2018	$917
2019	867
2020	498
2021	25
2022	12
Thereafter	—
Total	$2,319
Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2017, 2016, and 2015 totaled $0.6 million, $0.3 million and $0.4 million, respectively.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the fiscal year ended September 30, 2017, the Company derived revenue of $10.4 million, or 23% of the Company’s total revenue, from one customer, compared to revenue of $6.3 million, or 18% of the Company’s total revenue, from one customer for the fiscal year ended September 30, 2016. For the fiscal year ended September 30, 2015, the Company derived revenue of $6.3 million or 25% of the Company’s total revenue, from one customer. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1.3 million, $1.0 million and $1.1 million at September 30, 2017, 2016 and 2015, respectively.
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
International sales accounted for approximately 14%, 15% and 5% of the Company’s total revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the fiscal years ended September 30, 2017, 2016, and 2015, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

9. QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for 2017, 2016, and 2015 (shown in thousands except per share data):

	2017 (by quarter)
	1	2	3	4
Revenue	$9,269	$11,419	$11,798	$12,904
Cost of revenue	891	830	1,182	1,138
Operating expenses	9,050	9,365	10,132	10,033
Operating income (loss)	(672)	1,224	484	1,733
Other income, net	65	67	149	121
Income tax benefit (provision)	—	(74)	(17)	11,012
Net income (loss)	(607)	1,217	616	12,866
Net income (loss) per share:
Basic income (loss) per share	(0.02)	0.04	0.02	0.38
Shares used in calculating net income (loss) per share - basic	32,377	32,786	33,024	33,522
Diluted income (loss) per share	(0.02)	0.03	0.02	0.35
Shares used in calculating net income (loss) per share - diluted	32,377	34,815	35,610	36,251

	2016 (by quarter)
	1	2	3	4
Revenue	$7,404	$8,522	$9,105	$9,670
Cost of revenue	942	720	793	940
Operating expenses	6,804	7,171	7,618	7,889
Operating income (loss)	(342)	631	694	841
Other income, net	36	30	45	23
Income tax benefit (provision)	(16)	(79)	—	96
Net income (loss)	(322)	582	739	960
Net income (loss) per share:
Basic income (loss) per share	(0.01)	0.02	0.02	0.03
Shares used in calculating net income (loss) per share - basic	31,094	31,326	31,823	32,086
Diluted income (loss) per share	(0.01)	0.02	0.02	0.03
Shares used in calculating net income (loss) per share - diluted	31,094	33,134	34,532	34,860

	2015 (by quarter)
	1	2	3	4
Revenue	$5,389	$5,672	$6,440	$7,866
Cost of revenue	497	558	591	825
Operating expenses	4,758	4,628	5,539	6,079
Operating income	134	486	310	962
Other income, net	15	21	30	25
Income tax benefit (provision)	(3)	—	578	(32)
Net income	146	507	918	955
Net income per share:
Basic income per share	—	0.02	0.03	0.03
Shares used in calculating net income per share - basic	30,618	30,697	30,765	30,969
Diluted income per share	—	0.02	0.03	0.03
Shares used in calculating net income per share - diluted	31,174	31,321	31,646	31,664

10. SUBSEQUENT EVENT
Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and a wholly owned subsidiary of the Company (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR Vision Systems, S.L. (“ICAR”), a company incorporated under the laws of Spain (the “ICAR Acquisition”) and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, the Company, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and an indirect wholly owned subsidiary of the Company. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $15 million. On closing, $4.1 million was paid in cash and $5.6 million in shares of the Company’s common stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019.