Form 10-Q
period 2017-12-31
MITEK SYSTEMS INC
filed 2018-02-01
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 34,902,816 shares of the registrant’s common stock outstanding as of January 29, 2018.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2017

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2017 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,341	$12,289
Short-term investments	31,999	30,279
Accounts receivable, net	5,652	7,099
Other current assets	3,077	1,209
Total current assets	47,069	50,876
Long-term investments	7,482	3,780
Property and equipment, net	833	613
Intangible assets, net	8,343	2,297
Goodwill	10,012	3,014
Deferred income taxes	14,903	11,065
Other non-current assets	306	74
Total assets	$88,948	$71,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,962	$1,918
Accrued payroll and related taxes	2,423	3,709
Deferred revenue, current portion	2,969	3,305
Other current liabilities	3,488	602
Total current liabilities	11,842	9,534
Deferred revenue, non-current portion	99	85
Other non-current liabilities	4,606	692
Total liabilities	16,547	10,311
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 34,902,816 and 33,724,392 issued and outstanding, as of December 31, 2017 and September 30, 2017, respectively	35	34
Additional paid-in capital	87,020	78,677
Accumulated other comprehensive income	277	147
Accumulated deficit	(14,931)	(17,450)
Total stockholders’ equity	72,401	61,408
Total liabilities and stockholders’ equity	$88,948	$71,719

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2017	2016
Revenue
Software and hardware	$7,206	$5,983
SaaS, maintenance, and consulting	4,930	3,286
Total revenue	12,136	9,269
Operating costs and expenses
Cost of revenue—software and hardware	719	214
Cost of revenue—SaaS, maintenance, and consulting	898	677
Selling and marketing	4,775	3,838
Research and development	3,280	2,451
General and administrative	3,517	2,243
Acquisition-related costs and expenses	1,259	518
Total operating costs and expenses	14,448	9,941
Operating loss	(2,312)	(672)
Other income, net	190	65
Loss before income taxes	(2,122)	(607)
Income tax provision	(3,614)	—
Net loss	$(5,736)	$(607)
Net loss per share—basic and diluted	$(0.17)	$(0.02)
Shares used in calculating net loss per share—basic and diluted	34,207	32,377
Other comprehensive loss
Net loss	$(5,736)	$(607)
Foreign currency translation adjustment	189	(370)
Unrealized loss on investments	(59)	(21)
Other comprehensive loss	$(5,606)	$(998)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2017	2016
Operating activities:
Net loss	$(5,736)	$(607)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,889	1,085
Amortization of closing and earnout shares	355	376
Amortization of intangible assets	484	144
Depreciation and amortization	91	170
Amortization of investment premiums and other	(46)	9
Deferred taxes	4,417	—
Changes in assets and liabilities:
Accounts receivable	3,065	(631)
Other assets	(1,549)	364
Accounts payable	307	49
Accrued payroll and related taxes	(1,389)	(1,672)
Deferred revenue	(326)	(755)
Other liabilities	1,005	239
Net cash provided by (used in) operating activities	2,567	(1,229)
Investing activities:
Purchases of investments	(15,391)	(5,330)
Sales and maturities of investments	9,950	3,800
Acquisition, net of cash acquired	(2,991)	—
Purchases of property and equipment	(216)	(45)
Net cash used in investing activities	(8,648)	(1,575)
Financing activities:
Proceeds from exercise of stock options, net	137	19
Net cash provided by financing activities	137	19
Foreign currency effect on cash and cash equivalents	(4)	(10)
Net decrease in cash and cash equivalents	(5,948)	(2,795)
Cash and cash equivalents at beginning of period	12,289	9,010
Cash and cash equivalents at end of period	$6,341	$6,215
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9	$36
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(59)	$(21)

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the "Company") is a leading innovator of mobile identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. As of December 31, 2017, over 6,100 financial services organizations have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device. As of December 31, 2017, the Company has been granted 35 patents and it has an additional 19 patent applications pending.
Mitek is also applying its artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental Know Your Customer and Anti-Money-Laundering regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust based sharing economy.
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
In October 2017 (as more fully described below) Mitek acquired ICAR Vision Systems, S.L. (“ICAR”), a leading provider of consumer identity verification solutions in Spain and Latin America. The acquisition expands Mitek’s digital identity verification capabilities with several new factors of authentication and further enhances Mitek’s desktop capture capabilities, which will enable customer on-boarding and authentication using computers in addition to mobile devices.
The Company markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America, as well as through channel partners. The partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of December 31, 2017 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission on November 30, 2017.
Results for the three months ended December 31, 2017 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company recorded net gains resulting from foreign exchange translation of $189,000 for the three months ended December 31, 2017 and net losses resulting from foreign exchange translation of $370,000 for the three months ended December 31, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, vendor specific objective evidence (“VSOE”) of fair value related to revenue recognition, contingent consideration, and income taxes.
Revenue Recognition
Revenue from sales of software licenses sold through direct and indirect channels is recognized upon shipment of the related product, if the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 985-605, Software Revenue Recognition (“ASC 985-605”) are met, including evidence of an arrangement, delivery, fixed or determinable fee, collectability and VSOE of the fair value of the undelivered element. If the requirements of ASC 985-605 are not met at the date of shipment, revenue is not recognized until such elements are known or resolved. Revenue from customer support services, or maintenance revenue, includes post-contract support and the rights to unspecified upgrades and enhancements. VSOE of fair value for customer support services is determined by reference to the price the customer pays for such element when sold separately; that is, the renewal rate offered to customers. In those instances when objective and reliable evidence of fair value exists for the undelivered items but not for the delivered items, the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of arrangement consideration allocated to the delivered items equals the total arrangement consideration less the aggregate fair value of the undelivered items. Revenue from post-contract customer support is recognized ratably over the term of the contract. Certain customers have agreements that provide for usage fees above fixed minimums.  Usage fees above fixed minimums are recognized as revenue when such amounts are reasonably estimable and billable. Revenue from professional services is recognized when such services are delivered. When a software sales arrangement requires professional services related to significant production, modification or customization of software, or when a customer considers professional services essential to the functionality of the software product, revenue is recognized based on predetermined milestone objectives required to complete the project, as those milestone objectives are deemed to be substantive in relation to the work performed. Any expected losses on contracts in progress are recorded in the period in which the losses become probable and reasonably estimable.
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
As a result of the acquisition of ICAR, the Company also generates revenues from the sale of hardware scanner boxes. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to post contract support is deferred and recognized on a straight-line basis over the estimated term of the support period.
Net Loss Per Share
The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is based on the weighted average number of common shares outstanding during the period. Diluted net loss per share also gives effect to all potentially dilutive securities outstanding during the period, such as options and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the three months ended December 31, 2017 and 2016, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2017	2016
Stock options	3,062	3,107
Restricted stock units	2,786	2,435
IDchecker closing shares	—	464
IDchecker earnout shares	—	164
Total potentially dilutive common shares outstanding	5,848	6,170
The computation of basic and diluted net loss per share is as follows (amounts in thousands, except share per data):

	Three Months Ended December 31,
	2017	2016
Net loss	$(5,736)	$(607)
Weighted-average common shares and share equivalents outstanding—basic and diluted	34,207	32,377
Net loss per share—basic and diluted	$(0.17)	$(0.02)
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive loss. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2017 or 2016.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the three months ended December 31, 2017 and 2016. The Company maintained an allowance for doubtful accounts of $134,000 and $31,000 as of December 31, 2017 and September 30, 2017, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended

December 31, 2017 and 2016, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material or were not realizable.
We had no amortization expense from capitalized software costs during the three months ended December 31, 2017 and 2016.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $54,000 of costs related to computer software developed for internal use during the three months ended December 31, 2017, which are recorded in property and equipment in the consolidated balance sheets. The Company did not capitalize any costs related to computer software developed for internal use during the three months ended December 31, 2016.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from the acquisitions of IDchecker (as defined below) and ICAR in June 2015 and October 2017, respectively. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting (“ASC 280”), management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believes this represents the best evidence of fair value. In the fourth quarter of fiscal 2017, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
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
Stock-Based Compensation
The Company issues restricted stock units ("RSUs"), stock options, and Senior Executive Long Term Incentive Restricted Stock Units ("Senior Executive Performance RSUs") as awards to its employees. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur.
The Company assigns fair value to RSUs based on the closing stock price on the date of grant.
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
The Company estimates the fair value of Senior Executive Performance RSUs and similar awards using the Monte-Carlo simulation. The Monte-Carlo simulation requires subjective assumptions, including the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 20-trading-day average stock price.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive income of $277,000 and $147,000 at December 31, 2017 and September 30, 2017, respectively.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations and other comprehensive loss as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur, and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement.
The Company adopted ASU 2016-09 prospectively as of October 1, 2017, resulting in net cumulative-effect adjustment of $8.3 million increase to retained earnings, primarily related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as an increase to deferred income taxes in the consolidated balance sheets.

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
In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the new revenue standard to its key identified revenue streams included within either software revenue or SaaS, maintenance, and consulting revenue and is comparing the results to its current accounting practices. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company is currently evaluating the transition method to elect, as well as necessary control and process changes due to implementing the new revenue standard.

No other new accounting pronouncement issued or effective during the three months ended December 31, 2017 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATION
On October 16, 2017 (the “Closing Date”), Mitek Holding B.V., a company incorporated under the laws of The Netherlands and a wholly owned subsidiary of the Company (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR, a company incorporated under the laws of Spain (the “ICAR Acquisition”), and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), by and among, the Company, Mitek Holding B.V., and each of the shareholders of ICAR (the “Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and an indirect wholly owned subsidiary of the Company. ICAR is a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition strengthens the Company's position as a global digital identity verification powerhouse in the Consumer Identity and Access Management solutions market.
As consideration for the ICAR Acquisition, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments (the “Cash Payment”); and (ii) issued to Sellers of 584,291 shares, or $5.6 million, of the Company’s common stock, par value $0.001 per share (“Common Stock”). In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. During the three months ended December 31, 2017, ICAR achieved its revenue target related to the Q4 Consideration. Accordingly, an additional $0.3 million of expense was recognized in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive loss.
The Company incurred $0.4 million of expense in connection with the ICAR Acquisition primarily related to legal fees, outside service costs, and travel expense, and are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive loss.
On the Closing Date, the Company deposited $1.5 million of the Cash Payment into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. As described above, the Q4 Consideration, will also be deposited into the escrow fund. The escrow fund will be maintained for up to 24 months following the completion of the ICAR Acquisition or until such earlier time as the escrow fund is exhausted.
The Company used cash on hand for the Cash Payment paid on the Closing Date, and under the terms of the Purchase Agreement, the Company has agreed to guarantee the obligations of Mitek Holding B.V. thereunder.
The ICAR Acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ICAR have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ICAR Acquisition, which remain preliminary as of December 31, 2017, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes. The final allocations of the purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as part of the ICAR Acquisition as of October 16, 2017 (amounts shown in thousands):

October 16, 2017
Current assets	$2,036
Property, plant, and equipment	83
Intangible assets	6,407
Goodwill	6,852
Other non-current assets	87
Current liabilities	(1,568)
Other non-current liabilities	(2,430)
Net assets acquired	$11,467
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives related to the ICAR Acquisition as of October 16, 2017 (amounts shown in thousands, except for years):

	Amortization Period	October 16, 2017
Completed technologies	5.0 years	$4,956
Customer relationships	2.0 years	1,298
Trade names	3.0 years	153
Total intangible assets		$6,407
The following unaudited pro forma financial information is presented as if the ICAR Acquisition had taken place at the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations. The following unaudited pro forma information includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information:

	Three Months Ended December 31,
	2017	2016
Pro forma revenue	$13,043	$10,240
Pro forma net loss	$(5,110)	$(780)

3. INVESTMENTS
The following tables summarizes investments by type of security as of December 31, 2017 and September 30, 2017, respectively (amounts shown in thousands):

December 31, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$7,356	$—	$(16)	$7,340
Corporate debt securities, short-term	24,689	—	(30)	24,659
U.S. Treasury, long-term	3,678	—	(13)	3,665
Corporate debt securities, long-term	3,830	—	(13)	3,817
Total	$39,553	$—	$(72)	$39,481

September 30, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,897	$—	$(3)	$3,894
Corporate debt securities, short-term	26,393	—	(8)	26,385
Corporate debt securities, long-term	3,785	—	(5)	3,780
Total	$34,075	$—	$(16)	$34,059
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2017 and September 30, 2017, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly, and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2017 and 2016.
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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2017 and September 30, 2017, respectively (amounts shown in thousands):

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2017:
Assets:
Short-term investments:
U.S. Treasury	$7,340	$7,340	$—	$—
Corporate debt securities
Financial	4,890	—	4,890	—
Industrial	9,918	—	9,918	—
Commercial paper
Financial	8,855	—	8,855	—
Industrial	996	—	996	—
Total short-term investments at fair value	31,999	7,340	24,659	—
Long-term investments:
U.S. Treasury	3,665	3,665	—	—
Corporate debt securities
Financial	1,902	—	1,902	—
Industrial	1,915	—	1,915	—
Total assets at fair value	$39,481	$11,005	$28,476	$—
Liabilities:
Acquisition-related contingent consideration	3,120	—	—	3,120
Total liabilities at fair value	$3,120	$—	$—	$3,120

	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2017:
Assets:
Short-term investments:
U.S. Treasury	$3,894	$3,894	$—	$—
Corporate debt securities
Financial	3,041	—	3,041	—
Industrial	9,503	—	9,503	—
Commercial paper
Financial	10,850	—	10,850	—
Industrial	2,991	—	2,991	—
Total short-term investments at fair value	30,279	3,894	26,385	—
Long-term investments:
Corporate debt securities
Financial	1,858	—	1,858	—
Industrial	1,922	—	1,922	—
Total assets at fair value	$34,059	$3,894	$30,165	$—
Liabilities:
Acquisition-related contingent consideration	354	—	—	354
Total liabilities at fair value	$354	$—	$—	$354

Acquisition-related contingent consideration is recorded in other non-current liabilities in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2017 (amounts shown in thousands):

Balance at September 30, 2017	$354
Issuance of contingent consideration	2,867
Expenses recorded due to changes in fair value	609
Issuance of common stock	(710)
Balance at December 31, 2017	$3,120

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $10.0 million at December 31, 2017, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2017 (amounts shown in thousands):

Balance at September 30, 2017	$3,014
Acquisition of ICAR	6,852
Foreign currency effect on goodwill	146
Balance at December 31, 2017	$10,012
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to six years. Intangible assets as of December 31, 2017 and September 30, 2017, respectively, are summarized as follows (amounts shown in thousands, except for years):

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
December 31, 2017:
Completed technologies	5.3 years	$7,326	$1,051	$6,275
Customer relationships	3.8 years	2,268	468	1,800
Trade names	4.2 years	383	115	268
Total intangible assets		$9,977	$1,634	$8,343

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
September 30, 2017:
Completed technologies	6.0 years	$2,370	$833	$1,537
Customer relationships	6.0 years	970	341	629
Trade names	5.0 years	230	99	131
Total intangible assets		$3,570	$1,273	$2,297
Amortization expense related to acquired intangible assets was $484,000 and $144,000 for the three months ended December 31, 2017 and 2016, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive loss.

The estimated future amortization expense related to intangible assets is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2018 (remaining nine months)	$1,796
2019	2,358
2020	1,713
2021	1,428
2022	1,006
Thereafter	42
Total	$8,343

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2017	2016
Cost of revenue	$18	$12
Selling and marketing	641	347
Research and development	367	208
General and administrative	863	518
Stock-based compensation expense included in expenses	$1,889	$1,085
    The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2017 and 2016 were based on the following assumptions:

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016
Risk-free interest rate	2.04%	1.68% – 1.92%
Expected life (years)	5.15	5.30
Expected volatility	60%	78%
Expected dividends	None	None
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
As of December 31, 2017, the Company had $17.8 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of December 31, 2017, (i) stock options to purchase 2,015,701 shares of Common Stock, 2,256,814 RSUs and 2,100,000 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 1,381,201 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,046,566 shares of Common Stock were outstanding under the Prior Plans.

Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of December 31, 2017, (i) 529,438 RSUs were outstanding under the Director Plan and (ii) 445,733 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2017:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(63,329)	$2.16
Canceled	(19,667)	$3.89
Outstanding, December 31, 2017	3,062,267	$4.68	5.6
The Company recognized $0.3 million and $0.2 million in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had $2.4 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.4 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2017 and 2016 was $448,000 and $18,000, respectively. The per-share weighted-average fair value of options granted during the three months ended December 31, 2017 was $4.56. The aggregate intrinsic value of options outstanding as of December 31, 2017 and September 30, 2017, was $13.9 million and $15.6 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2017:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2017	2,357,021	$5.65
Granted	915,779	$8.60
Settled	(449,622)	$4.83
Canceled	(36,926)	$8.21
Outstanding, December 31, 2017	2,786,252	$6.69
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.2 million and $0.8 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2017 and 2016, respectively. As of December 31, 2017, the Company had $15.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.
Senior Executive Performance RSUs
There were 2,100,000 Senior Executive Performance RSUs outstanding as of both December 31, 2017 and September 30, 2017. The Company recognized $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs during the three months ended December 31, 2017. As of December 31, 2017, the Company had $3.5 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 3.0 years.

Closing Shares
On June 17, 2015, the Company completed the acquisition of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the “Closing Shares”). Vesting of these shares was subject to the continued employment of the founders of IDchecker and occurred over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares was determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive loss. The Company recognized no stock-based compensation expense related to the Closing Shares in the three months ended December 31, 2017 and $0.3 million in stock-based compensation expense related to the Closing Shares in the three months ended December 31, 2016.
Earnout Shares
In connection with the acquisition of IDchecker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10 trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive loss. The Company recognized $0.4 million and $73,000 in stock-based compensation expense related to the Earnout Shares for the three months ended December 31, 2017 and 2016, respectively.

6. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes in the annual effective tax rate are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management's ability to accurately predict the portion of income (loss) before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions. The annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes.
On December 22, 2017, the “Tax Cuts & Jobs Act” was signed into law and is effective for the Company’s first quarter ending December 31, 2017. For the three months ended December 31, 2017, the Company recorded an income tax provision of $3.6 million which yielded an effective tax rate of approximately 170%. Included in the tax provision is an expense of $4.4 million, which is related to the enactment of the Tax Cuts and Jobs Act.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 24.3% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2017 is primarily due to the impact of U.S. tax reform and the impact of certain permanent items on its tax provision.
The Company adopted ASU 2016-09 prospectively as of October 1, 2017, resulting in net cumulative-effect adjustment of $8.3 million increase to retained earnings, primarily related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as an increase to deferred income taxes in the consolidated balance sheets.

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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,791 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2017, the unamortized balance of the lease incentives was $0.9 million, of which $0.1 million has been included in other current liabilities and $0.8 million has been included in other non-current liabilities. The offices of IDchecker are located in the Netherlands and the term of this lease continues through May 31, 2018 with annual base rent of approximately €48,000 (or approximately $57,000) per year. In December IDchecker signed a new lease for a new office building. This lease continues through December 31, 2023 with annual base rent of approximately €197,000 (or approximately $236,000) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2018. The annual base rent under this lease is approximately £77,000 (or approximately $104,000) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended December 31, 2017, the Company derived revenue of $2.5 million from one customer, with this customer accounting for 21% of the Company’s total revenue. For the three months ended December 31, 2016, the Company derived revenue of $3.9 million from two customers, with such customers accounting for 31% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $1.2 million and $2.5 million at December 31, 2017 and 2016, respectively.
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
International sales accounted for approximately 29% and 25% of the Company’s total revenue for the three months ended December 31, 2017 and 2016, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2017 and 2016, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may,” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the SEC on November 30, 2017 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.
Overview
Mitek is a leading innovator of mobile identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving 6,100 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying our artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental know your customer ("KYC") and anti-money-laundering regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust based sharing economy.
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
Our Mobile Verify™ products can combine the Mitek MiSnap™ auto capture experience with a variety of advanced computer vision techniques to provide verification of ID documents.  These products enable banks and other businesses to improve KYC processes. This is especially valuable to highly regulated industries with a large and growing percentage of transactions conducted remotely via mobile devices.  These products also enable trust to be achieved on peer-to-peer and merchant processing networks where identity is an inherent part of the transaction. Mobile Verify™ users include international payments, financial services and information services providers.

Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly pre-fill any form with personal data by simply snapping a picture of their driver license, credit card, or other document. Organizations use Mobile Fill™ to verify identity for service. This can include streamlining the process of opening a customer checking, savings or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mitek’s prime customers for Mobile Fill™ include national and regional banks, credits unions, wireless telecom operators and insurance providers. The second generation of our Mobile Fill™ product, Mobile Fill™ for Mobile Web™, enables potential new customers to use their camera as a keyboard right from the organization’s mobile website, eliminating the need to download an application.
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
In October 2017 (as more fully described below) we acquired ICAR Vision Systems, S.L. (“ICAR”), a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition (as defined below) expands our digital identity verification capabilities with several new factors of authentication and further enhances our desktop capture capabilities, which will enable customer on-boarding and authentication using computers in addition to mobile devices.
We market and sell our products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
First Quarter Fiscal 2018 Highlights

•	Revenues for the three months ended December 31, 2017 were $12.1 million, an increase of 31% compared to revenues of $9.3 million in the three months ended December 31, 2016.

•
Net loss was $5.7 million, or $0.17 per share, during the three months ended December 31, 2017, compared to net loss of $0.6 million, or $0.02 per share, during the three months ended December 31, 2016. Net loss for the three months ended December 31, 2017 included a tax provision of $4.4 million related to the enactment of the Tax Cuts and Jobs Act.

•
During the first quarter of fiscal 2017 the total number of financial institutions licensing our technology grew to 6,100.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks, utilize our technology.

•
We added new patents to our portfolio during fiscal 2017 bringing our total number of issued patents to 35 as of December 31, 2017. In addition, we have 19 domestic and international patent applications pending as of December 31, 2017.

Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR (the “ICAR Acquisition”) and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $13.9 million, net of cash acquired. On closing, $3.0 million was paid in cash, net of cash acquired and $5.6 million in shares of common stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019.
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
To sustain our growth in 2018 and beyond, we believe we must continue to offer imaging technology for mobile applications that address a growing market for mobile banking and mobile imaging solutions sold into other vertical markets.  Our entry into the ID capture and verification market has expanded our addressable market and we intend to leverage the success of our mobile check deposit solution at more than 6,100 financial institutions to increase adoption of our ID capture and verification solutions.
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
Results of Operations
Comparison of the Three Months Ended December 31, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2017 and 2016 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software and hardware	$7,206	$5,983	59%	65%	1,223	20%
SaaS, maintenance, and consulting	4,930	3,286	41%	35%	1,644	50%
Total revenue	$12,136	$9,269	100%	100%	2,867	31%
Cost of revenue	1,617	891	13%	10%	726	81%
Selling and marketing	4,775	3,838	39%	41%	937	24%
Research and development	3,280	2,451	27%	26%	829	34%
General and administrative	3,517	2,243	29%	24%	1,274	57%
Acquisition-related costs and expenses	1,259	518	10%	6%	741	143%
Other income, net	190	65	2%	1%	125	192%
Income tax provision	3,614	—	30%	—%	3,614	100%
Revenue
Total revenue increased $2.9 million or 31%, to $12.1 million in the three months ended December 31, 2017 compared to $9.3 million in the three months ended December 31, 2016. The increase was due to an increase in sales of software and hardware of $1.2 million, or 20%, to $7.2 million in the three months ended December 31, 2017 compared to $6.0 million in the three months ended December 31, 2016. In addition, SaaS, maintenance, and consulting revenue increased $1.6 million, or 50%, to $4.9 million in the three months ended December 31, 2017 compared to $3.3 million in the three months ended December 31, 2016. The increase in software and hardware revenue primarily relates to increases in sales of our mobile deposit software products as well as additional revenues generated from the sale of ICAR products. Services revenue increased primarily due to additional Mobile Verify™ SaaS revenue of $1.4 million in the three months ended December 31, 2017 compared to the same period in 2016, as well as an increase in maintenance associated with an increase in Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes the costs of royalties for third party products embedded in our products, personnel costs and overhead related to software support and billable services engagements. Cost of revenue increased $0.7 million, or 81%, to $1.6 million in the three months ended December 31, 2017 compared to $0.9 million in the three months ended December 31, 2016.

As a percentage of revenue, cost of revenue increased to 13% in the three months ended December 31, 2017 from 10% in the three months ended December 31, 2016. The increase in cost of revenue is primarily due to an increase in variable royalty costs associated with a higher volume of mobile verify transactions processed during the three months ended December 31, 2017 compared to the same period in 2016, as well as additional costs associated with the sale of ICAR products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $0.9 million, or 24%, to $4.8 million in the three months ended December 31, 2017 compared to $3.8 million in the three months ended December 31, 2016. As a percentage of revenue, selling and marketing expenses decreased to 39% in the three months ended December 31, 2017 from 41% in the three months ended December 31, 2016. The increase in absolute dollars in selling and marketing expense is primarily due to higher personnel-related costs of $0.9 million resulting from our increased headcount as well as additional personnel-related costs associated with the ICAR Acquisition in the three months ended December 31, 2017 compared to the same period in 2016.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.8 million, or 34%, to $3.3 million in the three months ended December 31, 2017 compared to $2.5 million in the three months ended December 31, 2016. As a percentage of revenue, research and development expenses increased to 27% in the three months ended December 31, 2017 from 26% in the three months ended December 31, 2016. The increase in research and development expenses is primarily made up of higher personnel-related costs of $0.9 million resulting from increased research and development personnel as well as additional personnel costs associated with the ICAR Acquisition.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $1.3 million, or 57%, to $3.5 million in the three months ended December 31, 2017 compared to $2.2 million in the three months ended December 31, 2016. As a percentage of revenue, general and administrative expenses increased to 29% in the three months ended December 31, 2017 from 24% in the three months ended December 31, 2016. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $0.8 million, which was due to an increase in the number of employees engaged in general and administrative activities as well as additional personnel costs associated with the ICAR Acquisition. The remaining increase was due to additional outside professional service fees of $0.4 million in the three months ended December 31, 2017 compared to the same period in 2016.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets and stock-based compensation associated with the Acquisition. Acquisition-related costs and expenses increased $0.7 million, or 143%, to $1.3 million in the three months ended December 31, 2017 compared to $0.5 million in the three months ended December 31, 2016, primarily due to costs associated with the ICAR Acquisition of $0.3 million relating to the amortization of intangible assets and $0.3 million related to the costs associated with the contingent consideration expense associated with the ICAR Acquisition.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $125,000, or 192%, to $190,000 in the three months ended December 31, 2017 compared to $65,000 in the three months ended December 31, 2016, primarily due to an increase in our investment balances combined with an overall increase in investment yields.
Income tax provision
Income tax provision for the three months ended December 31, 2017 and 2016 was $3.6 million and $0, respectively. The income tax provision for the three months ended December 31, 2017 included a tax provision of $4.4 million related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the three months ended December 31, 2017.

Liquidity and Capital Resources
On December 31, 2017, we had $45.8 million in cash and cash equivalents and investments compared to $46.3 million on September 30, 2016, a decrease of $0.5 million, or 1%. The decrease in cash and cash equivalents and investments was primarily due to cash paid in conjunction with the ICAR Acquisition of $3.0 million, partially offset by net cash provided by operating activities of $2.6 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2017 was $2.6 million and resulted primarily from net loss of $5.7 million adjusted for net non-cash charges of $7.2 million as well as favorable changes in operating assets and liabilities of $1.1 million. The primary non-cash adjustments to operating activities were deferred taxes, stock-based compensation expense, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $4.4 million, $1.9 million, $0.5 million, $0.4 million, and $0.1 million, respectively.
Net cash used in operating activities during the three months ended December 31, 2016 was $1.2 million and resulted primarily from unfavorable changes in operating assets and liabilities of $2.4 million, partially offset by net loss of $0.6 million adjusted for non-cash charges of $1.8 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing shares and earnout shares, depreciation and amortization, and amortization of intangible assets totaling $1.1 million, $0.4 million, $0.2 million, and $0.1 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.6 million during the three months ended December 31, 2017, which consisted primarily of net purchases of investments of $5.4 million, net cash paid in conjunction with the ICAR Acquisition of $3.0 million, and capital expenditures of $0.2 million.
Net cash used in investing activities was $1.6 million during the three months ended December 31, 2016, which consisted primarily of net purchases of investments of $1.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $137,000 during the three months ended December 31, 2017, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $19,000 during the three months ended December 31, 2016, which consisted primarily of proceeds from the exercise of stock options.
Other Liquidity Matters
On December 31, 2017, we had investments of $39.5 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At December 31, 2017, we had $32.0 million of our available-for-sale securities classified as current and $7.5 million of our available-for-sale securities classified as long-term. At September 30, 2017, we had $30.3 million of our available-for-sale securities classified as current and $3.8 million of our available-for-sale securities classified as long-term.
We had working capital of $35.2 million at December 31, 2017 compared to $41.3 million at September 30, 2017.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of December 31, 2017.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K. We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of December 31, 2017, our marketable securities had remaining maturities between approximately one and eighteen months and a fair market value of $39.5 million, representing 44% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in the Netherlands and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our Dutch and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and comprehensive loss.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on October 16, 2017, the Company acquired ICAR. While our financial statements for the quarter ended December 31, 2017 include the results of ICAR from October 16, 2017 (the date on which the ICAR Acquisition was completed) through December 31, 2017, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of ICAR’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2017 does not extend to ICAR’s internal control over financial reporting.
We are currently integrating policies, processes, technology, and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. Excluding acquired goodwill and other intangible assets, ICAR represented less than 5% of our total assets as of December 31, 2017 and we expect both the revenue and net income attributable to ICAR to be less than 10% of total revenue and total net income for the year ended September 30, 2018.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 7 to our financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2017.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2017, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

10.1	Executive Bonus Program Fiscal Year 2018.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Loss, (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.
		*

*	Filed herewith.

**
Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2018	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)