Form 10-Q
period 2018-03-31
MITEK SYSTEMS INC
filed 2018-05-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 35,059,283 shares of the registrant’s common stock outstanding as of May 1, 2018.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2018
INDEX

	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Consolidated Balance Sheets at March 31, 2018 (Unaudited) and September 30, 2017	1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended March 31, 2018 and March 31, 2017	2
	Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2018 and March 31, 2017	3
	Notes to Consolidated Financial Statements (Unaudited)	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2018 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$25,238	$12,289
Short-term investments	19,146	30,279
Accounts receivable, net	7,797	7,099
Other current assets	3,359	1,209
Total current assets	55,540	50,876
Long-term investments	939	3,780
Property and equipment, net	2,278	613
Intangible assets, net	7,947	2,297
Goodwill	10,298	3,014
Deferred income taxes	14,903	11,065
Other non-current assets	430	74
Total assets	$92,335	$71,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,304	$1,918
Accrued payroll and related taxes	3,411	3,709
Deferred revenue, current portion	3,953	3,305
Other current liabilities	4,659	602
Total current liabilities	14,327	9,534
Deferred revenue, non-current portion	609	85
Other non-current liabilities	3,678	692
Total liabilities	18,614	10,311
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 35,058,864 and 33,724,392 issued and outstanding, as of March 31, 2018 and September 30, 2017, respectively	35	34
Additional paid-in capital	89,109	78,677
Accumulated other comprehensive income	668	147
Accumulated deficit	(16,091)	(17,450)
Total stockholders’ equity	73,721	61,408
Total liabilities and stockholders’ equity	$92,335	$71,719

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue
Software and hardware	$8,773	$7,797	$15,979	$13,780
SaaS, maintenance, and consulting	5,504	3,622	10,434	6,908
Total revenue	14,277	11,419	26,413	20,688
Operating costs and expenses
Cost of revenue—software and hardware	485	154	1,204	368
Cost of revenue—SaaS, maintenance, and consulting	1,232	676	2,130	1,353
Selling and marketing	5,348	3,704	10,123	7,542
Research and development	3,501	2,401	6,781	4,852
General and administrative	3,773	2,742	7,290	4,985
Acquisition-related costs and expenses	1,203	518	2,462	1,036
Total operating costs and expenses	15,542	10,195	29,990	20,136
Operating income (loss)	(1,265)	1,224	(3,577)	552
Other income, net	204	67	394	132
Income (loss) before income taxes	(1,061)	1,291	(3,183)	684
Income tax provision	(99)	(74)	(3,713)	(74)
Net income (loss)	$(1,160)	$1,217	$(6,896)	$610
Net income (loss) per share—basic	$(0.03)	$0.04	$(0.20)	$0.02
Net income (loss) per share—diluted	$(0.03)	$0.03	$(0.20)	$0.02
Shares used in calculating net income (loss) per share—basic	34,976	32,786	34,587	32,582
Shares used in calculating net income (loss) per share—diluted	34,976	34,815	34,587	34,818
Other comprehensive income (loss)
Net income (loss)	$(1,160)	$1,217	$(6,896)	$610
Foreign currency translation adjustment	403	74	592	(296)
Unrealized gain (loss) on investments	(12)	3	(71)	(18)
Other comprehensive income (loss)	$(769)	$1,294	$(6,375)	$296

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2018	2017
Operating activities:
Net income (loss)	$(6,896)	$610
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	3,947	2,308
Amortization of closing and earnout shares	355	752
Amortization of intangible assets	1,119	287
Depreciation and amortization	200	216
Amortization of investment premiums and other	(26)	16
Deferred taxes	4,417	—
Changes in assets and liabilities:
Accounts receivable	949	(181)
Other assets	(1,951)	325
Accounts payable	(367)	510
Accrued payroll and related taxes	66	(875)
Deferred revenue	1,156	90
Other liabilities	589	314
Net cash provided by operating activities	3,558	4,372
Investing activities:
Purchases of investments	(15,412)	(12,317)
Sales and maturities of investments	29,365	12,150
Acquisition, net of cash acquired	(2,991)	—
Purchases of property and equipment	(1,742)	(254)
Net cash provided by (used in) investing activities	9,220	(421)
Financing activities:
Proceeds from exercise of stock options, net	166	30
Net cash provided by financing activities	166	30
Foreign currency effect on cash and cash equivalents	5	(32)
Net increase in cash and cash equivalents	12,949	3,949
Cash and cash equivalents at beginning of period	12,289	9,010
Cash and cash equivalents at end of period	$25,238	$12,959
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$85	$36
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(71)	$(18)

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. As of March 31, 2018, over 6,100 financial services organizations have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device. As of March 31, 2018, the Company has been granted 39 patents and it has an additional 16 patent applications pending.
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
The Company’s identity verification solutions are for use with digital/mobile onboarding, trust establishment, and to facilitate money movement. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, insurers, etc.) represent the most usage of our solutions, but we are also seeing growing adoption by telecommunications, healthcare, travel, retail, sharing economy, and online marketplaces.
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
The Company markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America, as well as through channel partners. The partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate Mitek’s products into their solutions to meet the needs of their customers.
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2018 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission on November 30, 2017.
Results for the three and six months ended March 31, 2018 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company recorded net gains resulting from foreign exchange translation of $0.4 million and $74,000 for the three months ended March 31, 2018 and 2017, respectively. The Company recorded a net gain resulting from foreign exchange translation of $0.6 million for the six months ended March 31, 2018 and a net loss resulting from foreign exchange translation of $0.3 million for the six months ended March 31, 2017.
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
The Company provides hosting services that give customers access to software that resides on its servers. The Company’s model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee does not have standalone value, revenue is deferred until the date the customer commences use of the Company’s services, at which point the up-front fees are recognized ratably over the life of the customer arrangement. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that have stand-alone value.
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
Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as options and restricted stock units (“RSUs”), if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the three and six months ended March 31, 2018 and 2017, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Stock options	3,047	707	3,047	680
RSUs	2,670	107	2,670	107
IDchecker closing shares	—	91	—	88
IDchecker earnout shares	—	74	—	72
Total potentially dilutive common shares outstanding	5,717	979	5,717	947
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net income (loss)	$(1,160)	$1,217	$(6,896)	$610
Weighted-average shares outstanding—basic	34,976	32,786	34,587	32,582
Common stock equivalents	—	2,029	—	2,236
Weighted-average shares outstanding—diluted	34,976	34,815	34,587	34,818
Net income (loss) per share:
Basic	$(0.03)	$0.04	$(0.20)	$0.02
Diluted	$(0.03)	$0.03	$(0.20)	$0.02
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2018 or 2017.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the three and six months ended March 31, 2018 and 2017. The Company maintained an allowance for doubtful accounts of $140,000 and $31,000 as of March 31, 2018 and September 30, 2017, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the three and six months ended March 31, 2018 and 2017, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the three and six months ended March 31, 2018 and 2017.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.3 million of costs related to computer software developed for internal use during the six months ended March 31, 2018, which are recorded in property and equipment in the consolidated balance sheets. The Company did not capitalize any costs related to computer software developed for internal use during the six months ended March 31, 2017. The Company had no amortization expense from internal use software during the three and six months ended March 31, 2018 and 2017.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from the acquisitions of IDchecker (as defined below) and ICAR in June 2015 and October 2017, respectively. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. No such events or circumstances have occurred since the last impairment assessment was performed.
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
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of its common stock. For example, a significant decline in the price of the Company’s common stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.
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

Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 6 of the consolidated financial statements for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 6 of the consolidated financial statements for additional details.
Stock-Based Compensation
The Company issues restricted stock units (“RSUs”), stock options, and Senior Executive Long Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive income of $0.7 million and $0.1 million at March 31, 2018 and September 30, 2017, respectively.
Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation – Stock Compensation (Topic 718) (“ASU 2016-09”) which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations and other comprehensive income (loss) as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement.

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
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under previously existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 6 to the consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded in the six months ended March 31, 2018 related to the Tax Act.
In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires entities to account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are all the same as the original award immediately before the original award is modified. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.

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
In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC Topic 606”), which amends the guidance in former ASC 605, Revenue Recognition. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the new revenue standard to its key identified revenue streams included within either software revenue or SaaS, maintenance, and consulting revenue and is comparing the results to its current accounting practices. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company currently plans to adopt this accounting standard update using the modified retrospective approach, which will result in a cumulative effect adjustment to retained earnings as of October 1, 2018. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will be required to provide additional disclosures in fiscal 2019 related to the amount by which each relevant fiscal 2019 financial statement line item is affected by adoption of the new standard, and an explanation of the reasons for significant changes.
The Company is continuing to assess the impact of adopting ASC Topic 606 on the consolidated financial statements and believes the new standard will impact the following policies and disclosures:

•
Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to on-premises software products. Under the new standard, the Company expects to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable or ratably over the term of the contract required under the current standard; and

•	Accounting for commissions under the new standard will result in the deferral of incremental commission costs for obtaining contracts.
The Company does not currently expect ASC Topic 606 to have a significant effect on the timing of revenue recognition for hardware or SaaS, maintenance, and consulting revenue.
No other new accounting pronouncement issued or effective during the three months ended March 31, 2018 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATION
On October 16, 2017 (the “Closing Date”), Mitek Holding B.V., a company incorporated under the laws of The Netherlands and a wholly owned subsidiary of the Company (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR, a company incorporated under the laws of Spain (the “ICAR Acquisition”), and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), by and among, the Company, Mitek Holding B.V., and each of the shareholders of ICAR (the “Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and an indirect wholly owned subsidiary of the Company. ICAR is a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition strengthens the Company’s position as a global digital identity verification powerhouse in the Consumer Identity and Access Management solutions market.
As consideration for the ICAR Acquisition, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments (the “Cash Payment”); and (ii) issued to Sellers of 584,291 shares, or $5.6 million, of the Company’s common stock, par value $0.001 per share (“Common Stock”). In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company revises the estimated fair value of the Q4 Consideration and Earnout Consideration. Accordingly, an additional $0.7 million of expense was recognized in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss) during the six months ended March 31, 2018.
The Company incurred $0.5 million of expense in connection with the ICAR Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
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
The ICAR Acquisition was accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ICAR have been included in the accompanying consolidated financial statements since the date of acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ICAR Acquisition, which remain preliminary as of March 31, 2018, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes. The final allocations of the purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
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

The following table summarizes the Company’s unaudited pro forma financial information (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Pro forma revenue	$14,277	$12,323	$27,320	$22,563
Pro forma net loss	$(1,160)	$884	$(6,270)	$104

3. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2018 and September 30, 2017, respectively (amounts shown in thousands):

March 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$8,654	$—	$(30)	$8,624
Corporate debt securities, short-term	10,572	—	(50)	10,522
Corporate debt securities, long-term	945	—	(6)	939
Total	$20,171	$—	$(86)	$20,085

September 30, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,897	$—	$(3)	$3,894
Corporate debt securities, short-term	26,393	—	(8)	26,385
Corporate debt securities, long-term	3,785	—	(5)	3,780
Total	$34,075	$—	$(16)	$34,059
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2018 and September 30, 2017, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2018 and 2017.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2018 and September 30, 2017, respectively (amounts shown in thousands):

March 31, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$8,624	$8,624	$—	$—
Corporate debt securities
Financial	2,840	—	2,840	—
Industrial	5,692	—	5,692	—
Commercial paper
Financial	1,990	—	1,990	—
Total short-term investments at fair value	19,146	8,624	10,522	—
Long-term investments:
Corporate debt securities
Industrial	939	—	939	—
Total assets at fair value	$20,085	$8,624	$11,461	$—
Liabilities:
Acquisition-related contingent consideration	3,703	—	—	3,703
Total liabilities at fair value	$3,703	$—	$—	$3,703

September 30, 2017:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,894	$3,894	$—	$—
Corporate debt securities
Financial	3,041	—	3,041	—
Industrial	9,503	—	9,503	—
Commercial paper
Financial	10,850	—	10,850	—
Industrial	2,991	—	2,991	—
Total short-term investments at fair value	30,279	3,894	26,385	—
Long-term investments:
Corporate debt securities
Financial	1,858	—	1,858	—
Industrial	1,922	—	1,922	—
Total assets at fair value	$34,059	$3,894	$30,165	$—
Liabilities:
Acquisition-related contingent consideration	354	—	—	354
Total liabilities at fair value	$354	$—	$—	$354
Acquisition-related contingent consideration is recorded in other non-current liabilities in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$354
Contingent consideration associated with the ICAR Acquisition	2,867
Expenses recorded due to changes in fair value	1,057
Foreign currency effect on contingent consideration	135
Issuance of common stock	(710)
Balance at March 31, 2018	$3,703

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $10.3 million at March 31, 2018, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$3,014
Acquisition of ICAR	6,852
Foreign currency effect on goodwill	432
Balance at March 31, 2018	$10,298

Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to six years. Intangible assets as of March 31, 2018 and September 30, 2017, respectively, are summarized as follows (amounts shown in thousands, except for years):

March 31, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	5.3 years	$7,326	$1,238	$6,088
Customer relationships	3.8 years	2,268	656	1,612
Trade names	4.2 years	383	136	247
Total intangible assets		$9,977	$2,030	$7,947

September 30, 2017:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.0 years	$2,370	$833	$1,537
Customer relationships	6.0 years	970	341	629
Trade names	5.0 years	230	99	131
Total intangible assets		$3,570	$1,273	$2,297
Amortization expense related to acquired intangible assets was $0.6 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively, and $1.1 million and $0.3 million for the six months ended March 31, 2018 and 2017, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2018 (remaining six months)	$1,213
2019	2,426
2020	1,761
2021	1,469
2022	1,035
Thereafter	43
Total	$7,947

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to stock options and RSUs, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Cost of revenue	$22	$17	$40	$30
Selling and marketing	729	395	1,370	742
Research and development	449	234	816	441
General and administrative	858	577	1,721	1,095
Stock-based compensation expense included in expenses	$2,058	$1,223	$3,947	$2,308

    The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2018 and 2017 were based on the following assumptions:

	Six Months Ended March 31, 2018	Six Months Ended March 31, 2017
Risk-free interest rate	2.04%	1.68% – 1.92%
Expected life (years)	5.15	5.32
Expected volatility	60%	78%
Expected dividends	None	None
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
As of March 31, 2018, the Company had $19.4 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of March 31, 2018, (i) stock options to purchase 1,999,939 shares of Common Stock, 2,227,209 RSUs and 2,100,000 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 1,357,120 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,046,566 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek Systems, Inc. Employee Stock Purchase Plan, (the “ESPP”). On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2018, (i) no shares were outstanding under the ESPP and (ii) 1,000,000 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of March 31, 2018, (i) 442,838 RSUs were outstanding under the Director Plan and (ii) 445,733 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(72,527)	$2.29
Canceled	(26,231)	$4.03
Outstanding, March 31, 2018	3,046,505	$4.68	5.4

The Company recognized $0.3 million and $0.2 million in stock-based compensation expense related to outstanding stock options in the three months ended March 31, 2018 and 2017, respectively. The Company recognized $0.6 million and $0.5 million in stock-based compensation expense related to outstanding stock options in the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $2.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.3 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2018 and 2017 was $0.5 million and $32,000, respectively. The per-share weighted-average fair value of options granted during the six months ended March 31, 2018 was $4.56. The aggregate intrinsic value of options outstanding as of March 31, 2018 and September 30, 2017, was $10.2 million and $15.6 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2018:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2017	2,357,021	$5.65
Granted	961,809	$8.56
Settled	(596,472)	$4.74
Canceled	(52,311)	$8.09
Outstanding, March 31, 2018	2,670,047	$6.83
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.4 million and $0.9 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2018 and 2017, respectively. The Company recognized $2.6 million and $1.8 million in stock-based compensation expense related to outstanding RSUs in the six months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had $14.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Senior Executive Performance RSUs
There were 2,100,000 Senior Executive Performance RSUs outstanding as of both March 31, 2018 and September 30, 2017. The Company recognized $0.4 million and $0.7 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the three and six month ended March 31, 2018, respectively. The Company recognized $30,000 in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in each of the three and six months ended March 31, 2017. As of March 31, 2018, the Company had $3.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Closing Shares
On June 17, 2015, the Company completed the acquisition of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the “Closing Shares”). Vesting of these shares was subject to the continued employment of the founders of IDchecker and occurred over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares was determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized no stock-based compensation expense related to the Closing Shares in the six months ended March 31, 2018. The Company recognized $0.3 million and $0.6 million in stock-based compensation expense related to the Closing Shares in the three and six months ended March 31, 2017, respectively.

Earnout Shares
In connection with the acquisition of IDchecker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10-trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized $0 and $0.1 million in stock-based compensation expense related to the Earnout Shares for the three months ended March 31, 2018 and 2017, respectively. The Company recognized $0.4 million and $0.1 million in stock-based compensation expense related to the Earnout Shares for the six months ended March 31, 2018 and 2017, respectively.

6. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes in the annual effective tax rate are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management’s ability to accurately predict the portion of income (loss) before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions. The annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes.
On December 22, 2017, the Tax Act was signed into law and was effective for the Company’s first quarter ending December 31, 2017. For the six months ended March 31, 2018, the Company recorded an income tax provision of $3.7 million, which yielded an effective tax rate of approximately negative (117)%. Included in the tax provision is an expense of $4.4 million, which is related to the enactment of the Tax Act.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 24.3% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2018 is primarily due to the impact of U.S. tax reform and the impact of certain permanent items on its tax provision.
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
On July 20, 2016, the PTAB entered its final decision in the IPR proceedings. The PTAB ruled that all claims asserted in the litigation in all four RMII patents were directed to unpatentable subject matter and thus not patent eligible. On September 16, 2016, the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs. Through that notice, the Company requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice. On September 16, 2016, RMII filed a motion to dismiss without prejudice. On September 15, 2017, the Court granted the motion, but dismissed the cases with prejudice. On September 29, 2017, the Company filed a motion for attorneys’ fees and expenses. RMII subsequently filed a response to that motion. The Company’s motion remains pending before the court.
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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,791 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of March 31, 2018, the unamortized balance of the lease incentives was $0.9 million, of which $0.1 million has been included in other current liabilities and $0.7 million has been included in other non-current liabilities. The offices of IDchecker are located in the Netherlands and the term of this lease continues through May 31, 2018 with annual base rent of approximately €48,000 (or approximately $59,000) per year. In December, IDchecker signed a new lease for a new office building. This lease continues through December 31, 2023 with annual base rent of approximately €197,000 (or approximately $243,000) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $88,000) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended March 31, 2018, the Company derived revenue of $5.8 million from two customers, with such customers accounting for 24% and 17%, respectively, of the Company’s total revenue. For the three months ended March 31, 2017, the Company derived revenue of $2.9 million from two customers, with such customers accounting for 14% and 12%, respectively, of the Company’s total revenue. For the six months ended March 31, 2018, the Company derived revenue of $5.9 million from one customer, with such customer accounting for 22% of the Company’s total revenue. For the six months ended March 31, 2017, the Company derived revenue of $4.8 million from one customer, with such customer accounting for 23% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2.4 million and $1.4 million at March 31, 2018 and 2017, respectively.
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
International sales accounted for approximately 23% and 26% of the Company’s total revenue for the three and six months ended March 31, 2018, respectively. International sales accounted for approximately 14% of the Company’s total revenue for both the three and six months ended March 31, 2017.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2018 and 2017, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

9. SUBSEQUENT EVENT
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019.

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
Overview
Mitek is a leading innovator of mobile identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving over 6,100 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device.
Mitek is also applying our artificial intelligence and machine learning science to digital identity verification globally. Mitek’s Mobile Verify™ is empowering the digital transformation of companies by enabling them to identify with whom they are conducting business. To be in compliance with many governmental Know Your Customer (“KYC”) and Anti-Money-Laundering regulatory requirements around the globe identity verification is mandatory. In addition to regulated markets, digital identity verification is also becoming an imperative in the new trust-based sharing economy.
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
Mitek’s Mobile Identity Suite has been developed pursuant to the success of Mobile Deposit®, a category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over two billion check deposits.  We began selling Mobile Deposit® in the second fiscal quarter of 2008 and received our first patent issued for this product in August 2010.  Our Commercial Mobile Deposit Capture™ utilizes the same core technology as Mobile Deposit® but is specific to small and medium size businesses. It adds capabilities such as mobile multi-check capture to help businesses reduce or eliminate their need for check scanners and trips to the ATM or bank branch. Many businesses are seeking to lower operating costs through mobile tools that enable them to quickly process payments without a trip to the bank, extra hardware or interchange fees associated with credit cards.
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
Second Quarter Fiscal 2018 Highlights

•	Revenues for the three months ended March 31, 2018 were $14.3 million, an increase of 25% compared to revenues of $11.4 million in the three months ended March 31, 2017.

•
Net loss was $1.2 million, or $0.03 per share, during the three months ended March 31, 2018, compared to net income of $1.2 million, or $0.03 per dilutive share, during the three months ended March 31, 2017.

•
During the second quarter of fiscal 2018 the total number of financial institutions licensing our technology grew to over 6,100.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks, utilize our technology.

•
We added new patents to our portfolio during fiscal 2018 bringing our total number of issued patents to 39 as of March 31, 2018. In addition, we have 16 domestic and international patent applications pending as of March 31, 2018.

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
Results of Operations
Comparison of the Three Months Ended March 31, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$8,773	$7,797	61%	68%	976	13%
SaaS, maintenance, and consulting	5,504	3,622	39%	32%	1,882	52%
Total revenue	$14,277	$11,419	100%	100%	2,858	25%
Cost of revenue	1,717	830	12%	7%	887	107%
Selling and marketing	5,348	3,704	37%	32%	1,644	44%
Research and development	3,501	2,401	25%	21%	1,100	46%
General and administrative	3,773	2,742	26%	24%	1,031	38%
Acquisition-related costs and expenses	1,203	518	8%	5%	685	132%
Other income, net	204	67	1%	1%	137	204%
Income tax provision	(99)	(74)	1%	1%	25	34%
Revenue
Total revenue increased $2.9 million or 25%, to $14.3 million in the three months ended March 31, 2018 compared to $11.4 million in the three months ended March 31, 2017. The increase was due to an increase in SaaS, maintenance, and consulting revenue of $1.9 million, or 52%, to $5.5 million in the three months ended March 31, 2018 compared to $3.6 million in the three months ended March 31, 2017. In addition, sales of software and hardware increased $1.0 million, or 13%, to $8.8 million in the three months ended March 31, 2018 compared to $7.8 million in the three months ended March 31, 2017. Services revenue increased primarily due to additional Mobile Verify™ and Mobile Fill™ SaaS revenue of $1.6 million in the three months ended March 31, 2018 compared to the same period in 2017, as well as an increase in maintenance associated with an increase in Mobile Deposit® software sales. The increase in software and hardware revenue primarily relates to increases in sales in our Mobile Fill™ software products as well as additional revenue generated from the sale of ICAR products.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.9 million, or 107%, to $1.7 million in the three months ended March 31, 2018 compared to $0.8 million in the three months ended March 31, 2017. As a percentage of revenue, cost of revenue increased to 12% in the three months ended March 31, 2018 from 7% in the three months ended March 31, 2017. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during the three months ended March 31, 2018 compared to the same period in 2017, as well as additional costs associated with the sale of ICAR products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses increased $1.6 million, or 44%, to $5.3 million in the three months ended March 31, 2018 compared to $3.7 million in the three months ended March 31, 2017. As a percentage of revenue, selling and marketing expenses increased to 37% in the three months ended March 31, 2018 from 32% in the three months ended March 31, 2017. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $1.6 million, including an increase in share-based compensation expense of $0.3 million, resulting from our increased headcount, as well as additional personnel-related costs associated with the ICAR Acquisition in the three months ended March 31, 2018 compared to the same period in 2017.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.1 million, or 46%, to $3.5 million in the three months ended March 31, 2018 compared to $2.4 million in the three months ended March 31, 2017. As a percentage of revenue, research and development expenses increased to 25% in the three months ended March 31, 2018 from 21% in the three months ended March 31, 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $1.1 million, including an increase in share-based compensation expense of $0.2 million, resulting from increased research and development personnel, as well as additional personnel costs associated with the ICAR Acquisition in the three months ended March 31, 2018 compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $1.0 million, or 38%, to $3.8 million in the three months ended March 31, 2018 compared to $2.7 million in the three months ended March 31, 2017. As a percentage of revenue, general and administrative expenses increased to 26% in the three months ended March 31, 2018 from 24% in the three months ended March 31, 2017. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $0.8 million, including an increase in share-based compensation expense of $0.3 million, which is due to an increase in the number of employees engaged in general and administrative activities as well as additional personnel costs associated with the ICAR Acquisition. The remaining increase was due to additional outside professional service fees of $0.2 million in the three months ended March 31, 2018 compared to the same period in 2017.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.7 million, or 132%, to $1.2 million in the three months ended March 31, 2018 compared to $0.5 million in the three months ended March 31, 2017. As a percentage of revenue, acquisition-related costs and expenses increased to 8% in the three months ended March 31, 2018 from 5% in the three months ended March 31, 2017. The increase in acquisition-related costs and expenses was primarily due to $0.5 million in additional expense related the amortization of intangible assets associated with the ICAR Acquisition and an increase of $0.1 million in expense due to changes in the fair value of contingent consideration.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $137,000, or 204%, to $204,000 in the three months ended March 31, 2018 compared to $67,000 in the three months ended March 31, 2017, primarily due to an increase in the average balance of our investments in marketable securities combined with an overall increase in investment yield.
Income Tax Provision
Income tax provision for the three months ended March 31, 2018 and 2017 was $99,000 and $74,000, respectively. The increase in the income tax provision is primarily due to federal tax expense.

Comparison of the Six Months Ended March 31, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2018 and 2017 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$15,979	$13,780	60%	67%	2,199	16%
SaaS, maintenance and consulting	10,434	6,908	40%	33%	3,526	51%
Total revenue	$26,413	$20,688	100%	100%	5,725	28%
Cost of revenue	3,334	1,721	13%	8%	1,613	94%
Selling and marketing	10,123	7,542	38%	36%	2,581	34%
Research and development	6,781	4,852	26%	23%	1,929	40%
General and administrative	7,290	4,985	28%	24%	2,305	46%
Acquisition-related costs and expenses	2,462	1,036	9%	5%	1,426	138%
Other income, net	394	132	1%	1%	262	198%
Income tax provision	(3,713)	(74)	14%	—%	3,639	*

*	Not meaningful.
Revenue
Total revenue increased $5.7 million or 28%, to $26.4 million in the six months ended March 31, 2018 compared to $20.7 million in the six months ended March 31, 2017. The increase was due to an increase in SaaS, maintenance, and consulting revenue of $3.5 million, or 51%, to $10.4 million in the six months ended March 31, 2018 compared to $6.9 million in the six months ended March 31, 2017. In addition, sales of software and hardware increased $2.2 million, or 16%, to $16.0 million in the six months ended March 31, 2018 compared to $13.8 million in the six months ended March 31, 2017. Services revenue primarily increased due to additional Mobile Verify™ SaaS revenue of $3.0 million in the six months ended March 31, 2018 compared to the six months ended March 31, 2017 as well as additional maintenance associated with the increase in our Mobile Deposit® software license revenue. The increase in software license revenue primarily relates to an increase in sales of our Mobile Fill™ and Mobile Deposit® software products as well as additional revenue generated from the sale of ICAR products.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.6 million, or 94%, to $3.3 million in the six months ended March 31, 2018 compared to $1.7 million in the six months ended March 31, 2017. As a percentage of revenue, cost of revenue increased to 13% in the six months ended March 31, 2018 from 8% in the six months ended March 31, 2017. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during the six months ended March 31, 2018 compared to the same period in 2017, as well as additional costs associated with the sale of ICAR products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $2.6 million, or 34%, to $10.1 million in the six months ended March 31, 2018 compared to $7.5 million in the six months ended March 31, 2017. As a percentage of revenue, selling and marketing expenses increased to 38% in the six months ended March 31, 2018 from 36% in the six months ended March 31, 2017. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.4 million, including an increase in share-based compensation expense of $0.6 million, resulting from our increased headcount, as well as additional personnel-related costs associated with the ICAR Acquisition in the six months ended March 31, 2018 compared to the same period in 2017. The remaining increase is related to additional travel costs of $0.2 million resulting from a general increase in sales and marketing activity during the six months ended March 31, 2018 compared to the same period in 2017.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.9 million, or 40%, to $6.8 million in the six months ended March 31, 2018 compared to $4.9 million in the six months ended March 31, 2017. As a percentage of revenue, research and development expenses increased to 26% in the six months ended March 31, 2018 from 23% in the six months ended March 31, 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $1.9 million, including an increase in share-based compensation expense of $0.4 million, resulting from increased research and development personnel, as well as additional personnel costs associated with the ICAR Acquisition in the six months ended March 31, 2018 compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $2.3 million, or 46%, to $7.3 million in the six months ended March 31, 2018 compared to $5.0 million in the six months ended March 31, 2017. As a percentage of revenue, general and administrative expenses increased to 28% in the six months ended March 31, 2018 from 24% in the six months ended March 31, 2017. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $1.8 million, including an increase in share-based compensation expense of $0.6 million, which is due to an increase in the number of employees engaged in general and administrative activities, as well as additional personnel costs associated with the ICAR Acquisition. The remaining increase was due to additional outside professional service fees of $0.5 million in the six months ended March 31, 2018 compared to the same period in 2017.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $1.4 million, or 138%, to $2.5 million in the six months ended March 31, 2018 compared to $1.0 million in the six months ended March 31, 2017. As a percentage of revenue, acquisition-related costs in expenses increased to 9% in the six months ended March 31, 2018 from 5% in the six months ended March 31, 2017. The increase in acquisition-related costs and expenses is primarily due to $0.8 million in additional expense related the amortization of intangible assets related to the ICAR Acquisition, an increase of $0.3 million in expense due to changes in the fair value of contingent consideration, and $0.3 million in legal and integration costs associated with the ICAR Acquisition.
Other Income, Net
Other income, net includes interest income net of amortization on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $0.3 million, or 198%, to $0.4 million in the six months ended March 31, 2018 compared to $0.1 million in the six months ended March 31, 2017, primarily due to an increase in the average balance of our investments in marketable securities combined with an overall increase in investment yield.
Income Tax Provision
Income tax provision for the six months ended March 31, 2018 and 2017 was $3.7 million and $74,000, respectively. The increase in the income tax provision is primarily due $4.4 million of tax expense related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the six months ended March 31, 2017.
Liquidity and Capital Resources
On March 31, 2018, we had $45.3 million in cash and cash equivalents and investments compared to $46.3 million on September 30, 2017, a decrease of $1.0 million, or 2%. The decrease in cash and cash equivalents and investments was primarily due to cash paid in conjunction with the ICAR Acquisition of $3.0 million and capital expenditures of $1.7 million, partially offset by net cash provided by operating activities of $3.6 million and net proceeds from the exercise of stock options of $0.2 million.

Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2018 was $3.6 million and resulted primarily from a net loss of $6.9 million adjusted for non-cash charges of $10.0 million as well as favorable changes in operating assets and liabilities of $0.4 million. The primary non-cash adjustments to operating activities were deferred taxes, stock-based compensation expense, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $4.4 million, $3.9 million, $1.1 million, $0.4 million, and $0.2 million, respectively.
Net cash provided by operating activities during the six months ended March 31, 2017 was $4.4 million and resulted primarily from net income of $0.6 million adjusted for non-cash charges of $3.6 million as well as favorable changes in operating assets and liabilities of $0.2 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing shares and earnout shares, amortization of intangible assets, and depreciation and amortization totaling $2.3 million, $0.8 million, $0.3 million, and $0.2 million, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities was $9.2 million during the six months ended March 31, 2018, which consisted primarily of net sales and maturities of investments of $14.0 million, partially offset by net cash paid in conjunction with the ICAR Acquisition of $3.0 million and capital expenditures of $1.7 million.
Net cash used in investing activities was $0.4 million during the six months ended March 31, 2017, which consisted primarily of net purchases of investments of $0.2 million and capital expenditures of $0.3 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.2 million during the six months ended March 31, 2018, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $30,000 during the six months ended March 31, 2017, which consisted of proceeds from the exercise of stock options.
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019.
The Loan Agreement contains representations and warranties as well as negative and affirmative covenants customary for transactions of this type. The representations, warranties, and other terms contained in the Loan Agreement were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. Such representations, warranties, covenants, and other agreements should not be and may not be relied on by any other party.
The Revolver is secured by a first priority perfected security interest in the Co-Borrowers’ existing and after acquired personal property, other than certain excluded assets, among which are: (i) accounts; (ii) equipment; (iii) inventory; (iv) contract rights or rights to payment of money; (v) leases; (vi) license agreements; (vii) general intangibles; (viii) cash; (ix) securities; and (x) financial assets.
The Loan Agreement is subject to events of default customary for transactions of this type, upon which SVB may declare all obligations under the Loan Agreement immediately due and payable. Upon default, the obligations under the Loan Agreement would bear interest at a rate per annum 5.0% greater than the rate otherwise applicable there.
The above description is qualified in its entirety by the terms and conditions of the Loan Agreement, a copy of which is filed herewith as Exhibit 10.1.
Other Liquidity Matters
On March 31, 2018, we had investments of $20.1 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At March 31,

2018, we had $19.1 million of our available-for-sale securities classified as current and $0.9 million of our available-for-sale securities classified as long-term. At September 30, 2017, we had $30.3 million of our available-for-sale securities classified as current and $3.8 million of our available-for-sale securities classified as long-term.
We had working capital of $41.2 million at March 31, 2018 compared to $41.3 million at September 30, 2017.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of March 31, 2018.
Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K. We believe that there were no significant changes in our critical accounting policies and estimates since September 30, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2018, our marketable securities had remaining maturities between approximately one and eighteen months and a fair market value of $20.1 million, representing 22% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in the Netherlands and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our Dutch and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and comprehensive income (loss).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on October 16, 2017, the Company acquired ICAR. While our financial statements for the quarter ended March 31, 2018 include the results of ICAR from October 16, 2017 (the date on which the ICAR Acquisition was completed) through March 31, 2018, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of ICAR’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2018 does not extend to ICAR’s internal control over financial reporting.
We are currently integrating policies, processes, technology, and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. Excluding acquired goodwill and other intangible assets, ICAR represented less than 5% of our total assets as of March 31, 2018 and we expect both the revenue and net income attributable to ICAR to be less than 10% of total revenue and total net income for the year ended September 30, 2018.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 7 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2017.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2018, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
On May 3, 2018, the “Co-Borrowers” entered into the Loan Agreement with SVB. Pursuant to the Loan Agreement, the Company arranged for a $10.0 million “Revolver” with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019.
The Loan Agreement contains representations and warranties as well as negative and affirmative covenants customary for transactions of this type. The representations, warranties, and other terms contained in the Loan Agreement were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. Such representations, warranties, covenants, and other agreements should not be and may not be relied on by any other party.
The Revolver is secured by a first priority perfected security interest in the Co-Borrowers’ existing and after acquired personal property, other than certain excluded assets, among which are: (i) accounts; (ii) equipment; (iii) inventory; (iv) contract rights or rights to payment of money; (v) leases; (vi) license agreements; (vii) general intangibles; (viii) cash; (ix) securities; and (x) financial assets.
The Loan Agreement is subject to events of default customary for transactions of this type, upon which SVB may declare all obligations under the Loan Agreement immediately due and payable. Upon default, the obligations under the Loan Agreement would bear interest at a rate per annum 5.0% greater than the rate otherwise applicable there.
The above description is qualified in its entirety by the terms and conditions of the Loan Agreement, a copy of which is filed herewith as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

10.1	Loan and Security Agreement, by and between Mitek Systems, Inc. and Silicon Valley Bank.	*

10.2	Amended and Restated Executive Severance and Change of Control Plan, dated February 27, 2018, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.
		*

*	Filed herewith.

**
Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.

(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 27, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 4, 2018	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)