Form 10-Q
period 2018-06-30
MITEK SYSTEMS INC
filed 2018-08-03
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 37,796,791 shares of the registrant’s common stock outstanding as of July 31, 2018.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2018

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2018 (Unaudited)	September 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,634	$12,289
Short-term investments	9,377	30,279
Accounts receivable, net	12,124	7,099
Other current assets	4,562	1,209
Total current assets	34,697	50,876
Long-term investments	—	3,780
Property and equipment, net	3,847	613
Intangible assets, net	34,948	2,297
Goodwill	34,049	3,014
Deferred income tax assets	14,903	11,065
Other non-current assets	1,679	74
Total assets	$124,123	$71,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,853	$1,918
Accrued payroll and related taxes	6,614	3,709
Deferred revenue, current portion	4,924	3,305
Other current liabilities	4,047	602
Total current liabilities	19,438	9,534
Deferred revenue, non-current portion	246	85
Deferred income tax liabilities	8,234	—
Other non-current liabilities	1,981	692
Total liabilities	29,899	10,311
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 37,796,705 and 33,724,392 issued and outstanding, as of June 30, 2018 and September 30, 2017, respectively	38	34
Additional paid-in capital	113,292	78,677
Accumulated other comprehensive income (loss)	(231)	147
Accumulated deficit	(18,875)	(17,450)
Total stockholders’ equity	94,224	61,408
Total liabilities and stockholders’ equity	$124,123	$71,719

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue
Software and hardware	$10,458	$7,464	$26,437	$21,244
SaaS, maintenance, and consulting	5,651	4,334	16,085	11,242
Total revenue	16,109	11,798	42,522	32,486
Operating costs and expenses
Cost of revenue—software and hardware	1,023	404	2,227	772
Cost of revenue—SaaS, maintenance, and consulting	1,655	778	3,785	2,131
Selling and marketing	5,740	3,487	15,863	11,029
Research and development	4,161	2,652	10,942	7,504
General and administrative	3,239	3,363	10,529	8,348
Acquisition-related costs and expenses	3,154	630	5,616	1,666
Total operating costs and expenses	18,972	11,314	48,962	31,450
Operating income (loss)	(2,863)	484	(6,440)	1,036
Other income (expense), net	(1,351)	149	(957)	281
Income (loss) before income taxes	(4,214)	633	(7,397)	1,317
Income tax benefit (provision)	1,430	(17)	(2,283)	(91)
Net income (loss)	$(2,784)	$616	$(9,680)	$1,226
Net income (loss) per share—basic	$(0.08)	$0.02	$(0.28)	$0.04
Net income (loss) per share—diluted	$(0.08)	$0.02	$(0.28)	$0.03
Shares used in calculating net income (loss) per share—basic	36,190	33,024	35,122	32,732
Shares used in calculating net income (loss) per share—diluted	36,190	35,610	35,122	35,033
Other comprehensive income (loss)
Net income (loss)	$(2,784)	$616	$(9,680)	$1,226
Foreign currency translation adjustment	(942)	318	(350)	22
Unrealized gain (loss) on investments	43	(5)	(28)	(23)
Other comprehensive income (loss)	$(3,683)	$929	$(10,058)	$1,225

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(9,680)	$1,226
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,927	3,945
Amortization of closing and earnout shares	355	1,232
Amortization of intangible assets	2,215	434
Depreciation and amortization	316	267
Amortization of investment premiums and other	(23)	31
Deferred taxes	3,541	—
Changes in assets and liabilities:
Accounts receivable	(267)	(1,436)
Other assets	(1,838)	138
Accounts payable	596	507
Accrued payroll and related taxes	746	92
Deferred revenue	1,565	389
Other liabilities	670	366
Net cash provided by operating activities	4,123	7,191
Investing activities:
Purchases of investments	(15,391)	(28,156)
Sales and maturities of investments	40,069	21,300
Acquisitions, net of cash acquired	(29,744)	—
Purchases of property and equipment	(3,176)	(360)
Net cash used in investing activities	(8,242)	(7,216)
Financing activities:
Proceeds from exercise of stock options, net	495	381
Net cash provided by financing activities	495	381
Foreign currency effect on cash and cash equivalents	(31)	(67)
Net increase (decrease) in cash and cash equivalents	(3,655)	289
Cash and cash equivalents at beginning of period	12,289	9,010
Cash and cash equivalents at end of period	$8,634	$9,299
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$128	$105
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available-for-sale investments	$(28)	$(23)

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile capture and digital identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. As of June 30, 2018, over 6,100 financial services organizations have signed agreements to deploy Mobile Deposit®. These include all of the top ten, and nearly all of the top 50 U.S. retail banks. The Company’s solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the U.S. and Canada for mobile check deposit. Following the success of Mobile Deposit®, Mitek introduced a multi-check capture solution that enables businesses to deposit multiple checks in one batch using a mobile device. As of June 30, 2018, the Company has been granted 47 patents and it has an additional 20 patent applications pending.
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
In May 2018 (as more fully described below) Mitek acquired A2iA Group II, S.A.S. (“A2iA”), a global leader in artificial intelligence and image analysis solutions. This acquisition extends Mitek’s global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
In October 2017 (as more fully described below) Mitek acquired ICAR Vision Systems, S.L. (“ICAR”), a leading provider of consumer identity verification solutions in Spain and Latin America. This acquisition expands Mitek’s digital identity verification capabilities with several new factors of authentication and further enhances Mitek’s desktop capture capabilities, which will enable customer on-boarding and authentication using computers in addition to mobile devices.
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2018 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, filed with the U.S. Securities and Exchange Commission on November 30, 2017.
Results for the three and nine months ended June 30, 2018 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $0.9 million for the three months ended June 30, 2018 and a net gain resulting from foreign exchange translation of $0.3 million for the three months ended June 30, 2017. The Company recorded a net loss resulting from foreign exchange translation of $0.4 million for the nine months ended June 30, 2018 and a net gain resulting from foreign exchange translation of $22,000 for the nine months ended June 30, 2017.
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

Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the three and nine months ended June 30, 2018 and 2017, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Stock options	2,871	582	2,871	587
RSUs	2,476	54	2,476	18
ESPP common stock equivalents	63	—	63	—
IDchecker closing shares	—	32	—	37
IDchecker earnout shares	—	47	—	47
Total potentially dilutive common shares outstanding	5,410	715	5,410	689
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(2,784)	$616	$(9,680)	$1,226
Weighted-average shares outstanding—basic	36,190	33,024	35,122	32,732
Common stock equivalents	—	2,586	—	2,301
Weighted-average shares outstanding—diluted	36,190	35,610	35,122	35,033
Net income (loss) per share:
Basic	$(0.08)	$0.02	$(0.28)	$0.04
Diluted	$(0.08)	$0.02	$(0.28)	$0.03
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2018 and 2017.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The

Company had no write-offs of the allowance for doubtful accounts for the three and nine months ended June 30, 2018 and 2017. The Company maintained an allowance for doubtful accounts of $234,000 and $31,000 as of June 30, 2018 and September 30, 2017, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the three and nine months ended June 30, 2018 and 2017, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the three and nine months ended June 30, 2018 and 2017.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.6 million of costs related to computer software developed for internal use during the nine months ended June 30, 2018, which are recorded in property and equipment in the consolidated balance sheets. The Company did not capitalize any costs related to computer software developed for internal use during the nine months ended June 30, 2017. The Company had no amortization expense from internal use software during the three and nine months ended June 30, 2018 and 2017.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. No such events or circumstances have occurred since the last impairment assessment was performed.
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
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of the Company’s common stock, par value $0.001 per share (“Common Stock”). For example, a significant decline in the price of the Company’s Common Stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.
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
Stock-Based Compensation
The Company issues restricted stock units (“RSUs”), stock options, and Senior Executive Long Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur.
The Company assigns fair value to RSUs based on the closing stock price on the date of grant.
The Company estimates the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive income (loss) of $(0.2) million and $0.1 million at June 30, 2018 and September 30, 2017, respectively.
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
Recently Issued Accounting Pronouncements
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under previously existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 6 to the consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded in the nine months ended June 30, 2018 related to the Tax Act.
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
In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition – Revenue from Contracts with Customers (“ASC Topic 606”), which amends the guidance in former ASC 605, Revenue Recognition. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the new revenue standard to its key identified revenue streams included within either software revenue or Software as a Service (“SaaS”), maintenance, and consulting revenue and is comparing the results to its current accounting practices. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company currently plans to adopt this accounting standard update using the modified retrospective approach, which will result in a cumulative effect adjustment to retained earnings as of October 1, 2018. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will be required to provide additional disclosures in fiscal 2019 related to the amount by which each relevant fiscal 2019 financial statement line item is affected by adoption of the new standard, and an explanation of the reasons for significant changes.
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
No other new accounting pronouncement issued or effective during the three months ended June 30, 2018 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS
A2iA Group II, S.A.S.
On May 23, 2018, the Company acquired all of the issued and outstanding shares of A2iA, a simplified joint stock company formed under the laws of France, pursuant to a share purchase agreement, by and among the Company, each of the holders of outstanding shares of A2iA and Andera Partners, S.C.A., as representative of the sellers (the “A2iA Acquisition”). Upon completion of the A2iA Acquisition, A2iA became a direct wholly owned subsidiary of the Company. The A2iA Acquisition extends Mitek’s global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
As consideration for the A2iA Acquisition, the Company (i) made a cash payment of $26.8 million, net of cash acquired; (ii) issued 2,514,588 shares, or $21.9 million, of the Company’s Common Stock; and (iii) incurred transaction related liabilities of $0.2 million.

The Company incurred $2.0 million of expense in connection with the A2iA Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
On May 23, 2018, the Company deposited $0.7 million of the cash payment and 508,479 shares, or $4.4 million, of Common Stock into an escrow fund to serve as collateral and partial security for certain indemnification rights of the Company. The escrow fund will be maintained for up to 24 months following the completion of the A2iA Acquisition or until such earlier time as the escrow fund is exhausted.
The Company used cash on hand for the cash paid on May 23, 2018.
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
As consideration for the ICAR Acquisition, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments; and (ii) issued to Sellers of 584,291 shares, or $5.6 million, of Common Stock. In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on October 16, 2017, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company revises the estimated fair value of the Earnout Consideration. Accordingly, an additional $0.3 million and $1.0 million of expense was recognized in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss) during the three and nine months ended June 30, 2018, respectively.
The Company incurred $0.5 million of expense in connection with the ICAR Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
On October 16, 2017, the Company deposited $1.5 million of cash into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In April 2018, the Q4 Consideration of $1.5 million was deposited into the escrow fund. The escrow fund will be maintained for up to 24 months following the completion of the ICAR Acquisition or until such earlier time as the escrow fund is exhausted.
The Company used cash on hand for cash paid on October 16, 2017, and under the terms of the Purchase Agreement, the Company has agreed to guarantee the obligations of Mitek Holding B.V. thereunder.
Acquisitions are accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of A2iA and ICAR have been included in the accompanying consolidated financial statements since the date of each acquisition. The purchase price for both the A2iA Acquisition and the ICAR Acquisition have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of each acquisition, which remain preliminary as of June 30, 2018, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes. The final allocations of each such purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during the nine months ended June 30, 2018 (amounts shown in thousands):

	A2iA	ICAR	Total
Current assets	$4,637	$2,036	$6,673
Property, plant, and equipment	307	83	390
Intangible assets	28,610	6,407	35,017
Goodwill	24,383	6,852	31,235
Other non-current assets	1,136	87	1,223
Current liabilities	(2,747)	(1,568)	(4,315)
Deferred income tax liabilities	(7,491)	(1,602)	(9,093)
Other non-current liabilities	(19)	(828)	(847)
Net assets acquired	$48,816	$11,467	$60,283
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired during the nine months ended June 30, 2018 (amounts shown in thousands, except for years):

	Amortization Period	Amount assigned
A2iA
Completed technologies	7.0 years	$13,015
Customer relationships	5.0 years	15,360
Trade names	5.0 years	235
Total intangible assets acquired from A2iA		$28,610

ICAR
Completed technologies	5.0 years	$4,956
Customer relationships	2.0 years	1,298
Trade names	3.0 years	153
Total intangible assets acquired from ICAR		$6,407
The following unaudited pro forma financial information is presented as if the acquisitions had taken place at the beginning of the periods presented and should not be taken as representative of the Company’s future consolidated results of operations. The following unaudited pro forma information includes adjustments for the amortization expense related to the identified intangible assets.
The following table summarizes the Company’s unaudited pro forma financial information is presented as if the acquisitions occurred on October 1, 2016 (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Pro forma revenue	$18,553	$14,986	$55,528	$43,520
Pro forma net loss	$(3,798)	$(1,774)	$(10,859)	$(4,352)
For the three and nine months ended June 30, 2018, $2.1 million and $4.6 million of revenue, respectively, and $2.7 million and $3.7 million of net loss, respectively, related to the A2iA and ICAR businesses since the respective acquisition dates are included in the Company's unaudited consolidated statements of operations.

3. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2018 and September 30, 2017, respectively (amounts shown in thousands):

June 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,688	$—	$(15)	$3,673
Corporate debt securities, short-term	5,731	—	(27)	5,704
Total	$9,419	$—	$(42)	$9,377

September 30, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,897	$—	$(3)	$3,894
Corporate debt securities, short-term	26,393	—	(8)	26,385
Corporate debt securities, long-term	3,785	—	(5)	3,780
Total	$34,075	$—	$(16)	$34,059
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2018 and September 30, 2017, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2018 and 2017. The Company recorded net realized losses from the sale of available-for-sale securities of $26,000 and $49,000 in the three and nine months ended June 30, 2018, respectively. There were no realized gains or losses from the sale of available-for-sale securities during the nine months ended June 30, 2017.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2018 and September 30, 2017, respectively (amounts shown in thousands):

June 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,673	$3,673	$—	$—
Corporate debt securities
Financial	2,843	—	2,843	—
Industrial	2,861	—	2,861	—
Total assets at fair value	$9,377	$3,673	$5,704	$—
Liabilities:
Acquisition-related contingent consideration	2,361	—	—	2,361
Total liabilities at fair value	$2,361	$—	$—	$2,361

September 30, 2017:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,894	$3,894	$—	$—
Corporate debt securities
Financial	3,041	—	3,041	—
Industrial	9,503	—	9,503	—
Commercial paper
Financial	10,850	—	10,850	—
Industrial	2,991	—	2,991	—
Total short-term investments at fair value	30,279	3,894	26,385	—
Long-term investments:
Corporate debt securities
Financial	1,858	—	1,858	—
Industrial	1,922	—	1,922	—
Total assets at fair value	$34,059	$3,894	$30,165	$—
Liabilities:
Acquisition-related contingent consideration	354	—	—	354
Total liabilities at fair value	$354	$—	$—	$354

As of June 30, 2018, acquisition-related contingent consideration of $1.9 million and $0.5 million is recorded in other current liabilities and non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$354
Contingent consideration associated with the ICAR Acquisition	2,867
Expenses recorded due to changes in fair value	1,397
Payment of contingent consideration	(1,489)
Issuance of common stock	(710)
Foreign currency effect on contingent consideration	(58)
Balance at June 30, 2018	$2,361

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $34.0 million at June 30, 2018, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$3,014
Acquisition of ICAR	6,852
Acquisition of A2iA	24,383
Foreign currency effect on goodwill	(200)
Balance at June 30, 2018	$34,049
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of June 30, 2018 and September 30, 2017, respectively, are summarized as follows (amounts shown in thousands, except for years):

June 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$2,150	$18,191
Customer relationships	4.8 years	17,628	1,309	16,319
Trade names	4.5 years	618	180	438
Total intangible assets		$38,587	$3,639	$34,948

September 30, 2017:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.0 years	$2,370	$833	$1,537
Customer relationships	6.0 years	970	341	629
Trade names	5.0 years	230	99	131
Total intangible assets		$3,570	$1,273	$2,297
Amortization expense related to acquired intangible assets was $1.1 million and $0.1 million for the three months ended June 30, 2018 and 2017, respectively, and $2.2 million and $0.4 million for the nine months ended June 30, 2018 and 2017, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2018 (remaining three months)	$1,815
2019	7,260
2020	6,631
2021	6,353
2022	5,942
2023	3,900
Thereafter	3,047
Total	$34,948

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$25	$12	$54	$42
Selling and marketing	596	371	1,977	1,113
Research and development	482	275	1,298	717
General and administrative	877	979	2,598	2,073
Stock-based compensation expense included in expenses	$1,980	$1,637	$5,927	$3,945
    The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2018 and 2017 were based on the following assumptions:

	Nine Months Ended June 30, 2018	Nine Months Ended June 30, 2017
Risk-free interest rate	2.04%	1.68% – 1.92%
Expected life (years)	5.15	5.32
Expected volatility	60%	78%
Expected dividends	None	None
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
As of June 30, 2018, the Company had $16.6 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”) upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of June 30, 2018, (i) stock options to purchase 1,841,450 shares of Common Stock, 2,032,826 RSUs and 2,042,817 Senior

Executive Performance RSUs were outstanding under the 2012 Plan, and 1,503,739 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,029,566 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek Systems, Inc. Employee Stock Purchase Plan. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2018, (i) no shares were outstanding under the ESPP and (ii) 1,000,000 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $82,000 in stock-based compensation expense related to the ESPP in each of the three and nine months ended June 30, 2018.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of June 30, 2018, (i) 442,838 RSUs were outstanding under the Director Plan and (ii) 445,733 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding, September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(186,505)	$2.65
Canceled	(87,742)	$5.24
Outstanding, June 30, 2018	2,871,016	$4.73	5.4
The Company recognized $0.3 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.9 million and $0.8 million in stock-based compensation expense related to outstanding stock options in the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $1.5 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.3 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2018 and 2017 was $1.2 million and $0.6 million, respectively. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2018 was $4.56. The aggregate intrinsic value of options outstanding as of June 30, 2018 and September 30, 2017, was $12.8 million and $15.6 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2018:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding, September 30, 2017	2,357,021	$5.65
Granted	1,010,842	$8.55
Settled	(705,747)	$5.08
Canceled	(186,452)	$7.33
Outstanding, June 30, 2018	2,475,664	$6.84
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.3 million and $1.2 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2018 and 2017, respectively. The Company recognized $3.9 million and $3.0 million in stock-based compensation expense related to outstanding RSUs in the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $12.5 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.
Senior Executive Performance RSUs
There were 2,042,817 Senior Executive Performance RSUs outstanding as of June 30, 2018. The Company recognized $0.4 million and $0.1 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the three months ended June 30, 2018 and 2017, respectively. The Company recognized $1.1 million and $0.1 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the nine months ended June 30, 2018 and 2017, respectively. As of June 30, 2018, the Company had $2.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.1 years.
Closing Shares
On June 17, 2015, the Company completed the acquisition of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the “Closing Shares”). Vesting of these shares was subject to the continued employment of the founders of IDchecker and occurred over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares was determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized no stock-based compensation expense related to the Closing Shares in the nine months ended June 30, 2018. The Company recognized $0.3 million and $0.9 million in stock-based compensation expense related to the Closing Shares in the three and nine months ended June 30, 2017, respectively.
Earnout Shares
In connection with the acquisition of IDchecker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10-trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized $0 and $0.2 million in stock-based compensation expense related to the Earnout Shares for the three months ended June 30, 2018 and 2017, respectively. The Company recognized $0.4 million and $0.3 million in stock-based compensation expense related to the Earnout Shares for the nine months ended June 30, 2018 and 2017, respectively.

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
On December 22, 2017, the Tax Act was signed into law and was effective for the Company’s first quarter ending December 31, 2017. For the nine months ended June 30, 2018, the Company recorded an income tax provision of $2.3 million, which yielded an effective tax rate of negative 31%. Included in the tax provision is an expense of $4.4 million, which is related to the enactment of the Tax Act.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 24.3% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2018 is primarily due to the impact of U.S. tax reform and the impact of certain permanent items on its tax provision.
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
On July 20, 2016, the PTAB entered its final decision in the IPR proceedings. The PTAB ruled that all claims asserted in the litigation in all four RMII patents were unpatentable. On September 16, 2016, the parties filed a joint status report notifying the Court of the PTAB’s decisions in the IPRs. Through that notice, the Company requested that the Court enter a judgment of non-infringement, or, in the alternative, dismiss all of RMII’s claims against all defendants with prejudice. On September 16, 2016, RMII filed a motion to dismiss without prejudice. On September 15, 2017, the Court granted the motion, but dismissed the cases with prejudice. On September 29, 2017, the Company filed a motion for attorneys’ fees and expenses. RMII subsequently filed a response to that motion. On July 27, 2018, the Company’s motion was denied and the cases were closed.

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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 28,791 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2018, the unamortized balance of the lease incentives was $0.8 million, of which $0.1 million has been included in other current liabilities and $0.7 million has been included in other non-current liabilities. The offices of A2iA are located in France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rent of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of IDchecker are located in the Netherlands and the term of such lease continues through December 31, 2023 with annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $83,000) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of June 30, 2018.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended June 30, 2018, the Company derived revenue of $7.9 million from three customers, with such customers accounting for 26%, 13%, and 10%, respectively, of the Company’s total revenue. For the three months ended June 30, 2017, the Company derived revenue of $5.0 million from two customers, with such customers accounting for 28% and 15%, respectively, of the Company’s total revenue. For the nine months ended June 30, 2018, the Company derived revenue of $10.1 million from one customer, with such customer accounting for 24% of the Company’s total revenue. For the nine months ended June 30, 2017, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 25% and 11%, respectively, of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.5 million and $3.6 million at June 30, 2018 and 2017, respectively.
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
International sales accounted for approximately 24% and 25% of the Company’s total revenue for the three and nine months ended June 30, 2018, respectively. International sales accounted for approximately 14% of the Company’s total revenue for both the three and nine months ended June 30, 2017.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2018 and 2017, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Overview
Mitek is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving over 6,100 financial services organizations and leading brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences and compliant transactions.
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
In May 2018 (as more fully described below) Mitek acquired A2iA Group II, S.A.S. (“A2iA”), a global leader in artificial intelligence and image analysis solutions. The A2iA Acquisition (as defined below) extends Mitek’s global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
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
Third Quarter Fiscal 2018 Highlights

•	Revenues for the three months ended June 30, 2018 were $16.1 million, an increase of 37% compared to revenues of $11.8 million in the three months ended June 30, 2017.

•
Net loss was $2.8 million, or $0.08 per share, during the three months ended June 30, 2018, compared to net income of $0.6 million, or $0.02 per dilutive share, during the three months ended June 30, 2017.

•
During the third quarter of fiscal 2018 the total number of financial institutions licensing our technology grew to over 6,100.  All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks, utilize our technology.

•
We added new patents to our portfolio during fiscal 2018 bringing our total number of issued patents to 47 as of June 30, 2018. In addition, we have 20 domestic and international patent applications pending as of June 30, 2018.

Acquisition of A2iA Group II, S.A.S.
On May 23, 2018, Mitek acquired all of the issued and outstanding shares of A2iA, a simplified joint stock company formed under the laws of France, pursuant to a share purchase agreement, by and among Mitek, each of the holders of outstanding shares of A2iA and Andera Partners, S.C.A., as representative of the sellers (the “A2iA Acquisition”). Upon completion of the A2iA Acquisition, A2iA became a direct wholly owned subsidiary of Mitek. As consideration for the A2iA Acquisition, we (i) made a cash payment of $26.8 million, net of cash acquired; (ii) issued 2,514,588 shares, or $21.9 million, of Mitek’s common stock, par value $0.001 per share (“Common Stock”); and (iii) incurred liabilities of $0.2 million.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$10,458	$7,464	65%	63%	2,994	40%
SaaS, maintenance, and consulting	5,651	4,334	35%	37%	1,317	30%
Total revenue	$16,109	$11,798	100%	100%	4,311	37%
Cost of revenue	2,678	1,182	17%	10%	1,496	127%
Selling and marketing	5,740	3,487	36%	30%	2,253	65%
Research and development	4,161	2,652	26%	22%	1,509	57%
General and administrative	3,239	3,363	20%	29%	(124)	(4)%
Acquisition-related costs and expenses	3,154	630	20%	5%	2,524	401%
Other income (expense), net	(1,351)	149	(8)%	1%	(1,500)	*
Income tax benefit (provision)	1,430	(17)	(9)%	—%	(1,447)	*

*	Not meaningful.
Revenue
Total revenue increased $4.3 million or 37%, to $16.1 million in the three months ended June 30, 2018 compared to $11.8 million in the three months ended June 30, 2017. The increase is primarily due to an increase in sales of software and hardware of $3.0 million, or 40%, to $10.5 million in the three months ended June 30, 2018 compared to $7.5 million in the three months ended June 30, 2017. In addition, Software as a Service (“SaaS”), maintenance, and consulting revenue increased $1.3 million, or 30%, to $5.7 million in the three months ended June 30, 2018 compared to $4.3 million in the three months ended June 30, 2017. The increase in software and hardware revenue primarily relates to increases in sales in our Mobile Deposit® software products as well as additional revenue generated from the sale of ICAR and A2iA products. Services revenue increased primarily due to additional Mobile Verify™ and ICAR SaaS revenue of $0.7 million in the three months ended June 30, 2018 compared to the same period in 2017, as well as an increase in maintenance associated with an increase in Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.5 million, or 127%, to $2.7 million in the three months ended June 30, 2018 compared to $1.2 million in the three months ended June 30, 2017. As a percentage of revenue, cost of revenue increased to 17% in the three months ended June 30, 2018 from 10% in the three months ended June 30, 2017. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify™ transactions processed during the three months ended June 30, 2018 compared to the same period in 2017, as well as additional costs associated with the sale of ICAR hardware products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars, and other programs. Selling and marketing expenses increased $2.3 million, or 65%, to $5.7 million in the three months ended June 30, 2018 compared to $3.5 million in the three months ended June 30, 2017. As a percentage of revenue, selling and marketing expenses increased to 36% in the three months ended June 30, 2018 from 30% in the three months ended June 30, 2017. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $1.4 million, including an increase in share-based compensation expense of $0.2 million, resulting from our increased headcount, as well as additional personnel-related costs associated with the A2iA Acquisition and the ICAR Acquisition in the three months ended June 30, 2018 compared to the same period in 2017.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.5 million, or 57%, to $4.2 million in the three months ended June 30, 2018 compared to $2.7 million in the three months ended June 30, 2017. As a percentage of revenue, research and development expenses increased to 26% in the three months ended June 30, 2018 from 22% in the three months ended June 30, 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $1.1 million, including an increase in share-based compensation expense of $0.2 million, resulting from increased research and development personnel, as well as additional personnel costs associated with the A2iA Acquisition and the ICAR Acquisition in the three months ended June 30, 2018 compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses decreased $0.1 million, or 4%, to $3.2 million in the three months ended June 30, 2018 compared to $3.4 million in the three months ended June 30, 2017. As a percentage of revenue, general and administrative expenses decreased to 20% in the three months ended June 30, 2018 from 29% in the three months ended June 30, 2017. The decrease in general and administrative expenses is primarily due to Chief Financial Officer transition costs of $0.8 million recorded during the three months ended June 30, 2017, partially offset by higher personnel-related costs of $0.6 million during the three months ended June 30, 2018. The increase in personnel-related costs is due to an increase in the number of employees engaged in general and administrative activities as well as additional personnel costs associated with the A2iA Acquisition and the ICAR Acquisition.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $2.5 million, or 401%, to $3.2 million in the three months ended June 30, 2018 compared to $0.6 million in the three months ended June 30, 2017. As a percentage of revenue, acquisition-related costs and expenses increased to 20% in the three months ended June 30, 2018 from 5% in the three months ended June 30, 2017. The increase in acquisition-related costs and expenses is primarily due to $1.0 million of termination costs and $0.6 million of legal and other integration costs associated with the A2iA Acquisition. The remaining increase is due to $0.9 million of additional expense related the amortization of intangible assets associated with the A2iA Acquisition and the ICAR Acquisition.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains (losses) on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net decreased $1.5 million, to a net loss of $1.4 million in the three months ended June 30, 2018 compared to a net gain of $0.1 million in the three months ended June 30, 2017, primarily due to a $1.3 million foreign currency exchange remeasurement on the Euro for the A2iA Acquisition.
Income Tax Benefit (Provision)
Income tax benefit for the three months ended June 30, 2018 was $1.4 million, compared to an income tax provision for the three months ended June 30, 2017 of $17,000. The income tax benefit is primarily due to our net loss before income taxes for the three months ended June 30, 2018.
Comparison of the Nine Months Ended June 30, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2018 and 2017 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$26,437	$21,244	62%	65%	5,193	24%
SaaS, maintenance and consulting	16,085	11,242	38%	35%	4,843	43%
Total revenue	$42,522	$32,486	100%	100%	10,036	31%
Cost of revenue	6,012	2,903	14%	9%	3,109	107%
Selling and marketing	15,863	11,029	37%	34%	4,834	44%
Research and development	10,942	7,504	26%	23%	3,438	46%
General and administrative	10,529	8,348	25%	26%	2,181	26%
Acquisition-related costs and expenses	5,616	1,666	13%	5%	3,950	237%
Other income (expense), net	(957)	281	(2)%	1%	(1,238)	(441)%
Income tax provision	(2,283)	(91)	5%	—%	2,192	*

*	Not meaningful.
Revenue
Total revenue increased $10.0 million or 31%, to $42.5 million in the nine months ended June 30, 2018 compared to $32.5 million in the nine months ended June 30, 2017. The increase is due to an increase in the sales of software and hardware of $5.2 million, or 24%, to $26.4 million in the nine months ended June 30, 2018 compared to $21.2 million in the nine months ended June 30, 2017. In addition, SaaS, maintenance, and consulting revenue increased $4.8 million, or 43%, to $16.1 million in the nine months ended June 30, 2018 compared to $11.2 million in the nine months ended June 30, 2017. The increase in software license revenue primarily relates to an increase in sales of our Mobile Deposit® and Mobile Fill™ software products as well as additional revenue generated from the sale of ICAR and A2iA products. Services revenue primarily increased due to additional Mobile Verify™ and ICAR SaaS revenue of $3.7 million in the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017 as well as additional maintenance associated with the increase in our Mobile Deposit® software license revenue.

Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $3.1 million, or 107%, to $6.0 million in the nine months ended June 30, 2018 compared to $2.9 million in the nine months ended June 30, 2017. As a percentage of revenue, cost of revenue increased to 14% in the nine months ended June 30, 2018 from 9% in the nine months ended June 30, 2017. The increase in cost of revenue is primarily due to additional costs associated with the sale of ICAR hardware products, as well as an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during the nine months ended June 30, 2018 compared to the same period in 2017.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel, non-billable costs of professional services personnel, and advertising, promotions, trade shows, seminars and other programs. Selling and marketing expenses increased $4.8 million, or 44%, to $15.9 million in the nine months ended June 30, 2018 compared to $11.0 million in the nine months ended June 30, 2017. As a percentage of revenue, selling and marketing expenses increased to 37% in the nine months ended June 30, 2018 from 34% in the nine months ended June 30, 2017. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $3.9 million, including an increase in share-based compensation expense of $0.9 million, resulting from our increased headcount, as well as additional personnel-related costs associated with the A2iA Acquisition and the ICAR Acquisition in the nine months ended June 30, 2018 compared to the same period in 2017. The remaining increase is related to additional travel costs of $0.2 million resulting from a general increase in sales and marketing activity during the nine months ended June 30, 2018 compared to the same period in 2017.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, consultant expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $3.4 million, or 46%, to $10.9 million in the nine months ended June 30, 2018 compared to $7.5 million in the nine months ended June 30, 2017. As a percentage of revenue, research and development expenses increased to 26% in the nine months ended June 30, 2018 from 23% in the nine months ended June 30, 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $3.1 million, including an increase in share-based compensation expense of $0.6 million, resulting from increased research and development personnel, as well as additional personnel costs associated with the A2iA Acquisition and the ICAR Acquisition in the nine months ended June 30, 2018 compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal and accounting and other administrative costs. General and administrative expenses increased $2.2 million, or 26%, to $10.5 million in the nine months ended June 30, 2018 compared to $8.3 million in the nine months ended June 30, 2017. As a percentage of revenue, general and administrative expenses decreased to 25% in the nine months ended June 30, 2018 from 26% in the nine months ended June 30, 2017. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $2.5 million, including an increase in share-based compensation expense of $0.5 million, which is due to an increase in the number of employees engaged in general and administrative activities, as well as additional personnel costs associated with the A2iA Acquisition and the ICAR Acquisition. The remaining increase is due to additional outside professional service fees of $0.3 million in the nine months ended June 30, 2018 compared to the same period in 2017. These increases are partially offset by Chief Financial Officer transition costs of $0.8 million during the nine months ended June 30, 2017.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $4.0 million, or 237%, to $5.6 million in the nine months ended June 30, 2018 compared to $1.7 million in the nine months ended June 30, 2017. As a percentage of revenue, acquisition-related costs in expenses increased to 13% in the nine months ended June 30, 2018 from 5% in the nine months ended June 30, 2017. The increase in acquisition-related costs and expenses is primarily due to $1.8 million in additional expense related the amortization of intangible assets and $0.8 million of legal and other integration costs related to the A2iA Acquisition and the ICAR Acquisition,

$1.0 million of termination costs associated with the acquisition of A2iA, and an increase of $0.2 million in expense due to changes in the fair value of contingent consideration.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains (losses) on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net decreased $1.2 million, to a net loss of $1.0 million in the nine months ended June 30, 2018 compared to a net gain of $0.3 million in the nine months ended June 30, 2017, primarily due to a $1.3 million foreign currency exchange remeasurement on the Euro for the acquisition of A2iA.
Income Tax Provision
Income tax provision for the nine months ended June 30, 2018 and 2017 was $2.3 million and $91,000, respectively. The increase in the income tax provision is primarily due $4.4 million of tax expense related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the nine months ended June 30, 2017.
Liquidity and Capital Resources
On June 30, 2018, we had $18.0 million in cash and cash equivalents and investments compared to $46.3 million on September 30, 2017, a decrease of $28.3 million, or 61%. The decrease in cash and cash equivalents and investments is primarily due to net cash paid in conjunction with the acquisitions of $29.7 million and capital expenditures of $3.2 million, partially offset by net cash provided by operating activities of $4.1 million and net proceeds from the exercise of stock options of $0.5 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2018 was $4.1 million and resulted primarily from a net loss of $9.7 million adjusted for non-cash charges of $12.3 million as well as favorable changes in operating assets and liabilities of $1.5 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, deferred taxes, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $5.9 million, $3.5 million, $2.2 million, $0.4 million, and $0.3 million, respectively.
Net cash provided by operating activities during the nine months ended June 30, 2017 was $7.2 million and resulted primarily from net income of $1.2 million adjusted for non-cash charges of $5.9 million as well as favorable changes in operating assets and liabilities of $0.1 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of closing shares and earnout shares, amortization of intangible assets, and depreciation and amortization totaling $3.9 million, $1.2 million, $0.4 million, and $0.3 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $8.2 million during the nine months ended June 30, 2018, which consisted primarily of net cash paid in conjunction with the acquisitions of $29.7 million and capital expenditures of $3.2 million, partially offset by net sales and maturities of investments of $24.7 million.
Net cash used in investing activities was $7.2 million during the nine months ended June 30, 2017, which consisted primarily of net purchases of investments of $6.9 million and capital expenditures of $0.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.5 million during the nine months ended June 30, 2018, which consisted of proceeds from the exercise of stock options.
Net cash provided by financing activities was $0.4 million during the nine months ended June 30, 2017, which consisted of proceeds from the exercise of stock options.
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of June 30, 2018.
Other Liquidity Matters
On June 30, 2018, we had investments of $9.4 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At June 30, 2018, we had $9.4 million of our available-for-sale securities classified as current. At September 30, 2017, we had $30.3 million of our available-for-sale securities classified as current and $3.8 million of our available-for-sale securities classified as long-term.
We had working capital of $15.3 million at June 30, 2018 compared to $41.3 million at September 30, 2017.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of June 30, 2018.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2018, our marketable securities had remaining maturities between approximately one and eleven months and a fair market value of $9.4 million, representing 8% of our total assets.
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

Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and comprehensive income (loss).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on October 16, 2017, the Company acquired ICAR and on May 23, 2018, the Company acquired A2iA. While our financial statements for the three and nine months ended June 30, 2018 include the results of ICAR from October 16, 2017 through June 30, 2018 and the results of A2iA from May 23, 2018 through June 30, 2018, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of ICAR’s and A2iA’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of June 30, 2018 does not extend to ICAR’s and A2iA’s internal control over financial reporting.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2018, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statements of Cash Flows, (iv) the Notes to Consolidated Financial Statements.
		*

*	Filed herewith.

**
Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.

(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.

(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2018	MITEK SYSTEMS, INC.

	By:	/s/ James B. DeBello
James B. DeBello
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)