Form 10-K
period 2018-09-30
MITEK SYSTEMS INC
filed 2018-12-14
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018

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
Preferred Stock Purchase Rights
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by a check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was $252,304,880. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 38,555,903 shares of the registrant’s common stock outstanding as of December 7, 2018.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2018

In this Annual Report on Form 10-K (“Form 10-K”), unless the context indicates otherwise, the terms “Mitek,” the “Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation.
IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Item 1—“Business,” Item 1A.—“Risk Factors” and Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but appear throughout this Form 10-K. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality or other future financial or business performance, strategies, expectations or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations, or financial condition. Specifically, forward-looking statements may include statements relating to our future business prospects, revenue, income, and financial condition.
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
In addition to those factors discussed under Item 1A—“Risk Factors,” important factors could cause actual results to differ materially from our expectations. These factors include, but are not limited to:
•adverse economic conditions;
•general decreases in demand for our products and services;
•changes in timing of introducing new products into the market;
•intense competition (including entry of new competitors), including among competitors with substantially greater resources than us;
•increased or adverse federal, state, and local government regulation;
•inadequate capital;
•unexpected costs;
•revenues and net income lower than anticipated;
•litigation;
•the possible fluctuation and volatility of operating results and financial conditions;
•inability to carry out our marketing and sales plans; and
•the loss of key employees and executives.
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

i

PART I

ITEM 1. BUSINESS.

Overview
Mitek is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 6,100 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S.") and Canada for mobile check deposit.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer ("KYC") and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify™ and applies artificial intelligence to increase automation and speed of approvals of identification documents.
The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology, which can be incorporated across our product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over two billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.
CheckReader™ , which we acquired through the acquisition of A2iA Group II, S.A.S. ("A2iA"), enables financial institutions to automatically extract data from a check image received across all deposit channels – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and reduces costs formerly incurred before images could be exchanged.
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
Product and Technology Overview
Technology
During the fiscal year ended September 30, 2018, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.

Our digital technology solutions are provided in two parts: (i) a software development kit ("SDK") for mobile automatic capture and (ii) a software platform which utilizes artificial intelligence and machine learning to classify and extract data and authenticate identity documents including passports, identity cards, driver's licenses, and checks using a camera-equipped mobile device.
Our technology utilizes patented algorithms that analyze images of identity documents in many ways. These include image quality analysis, image repair and optimization, document identification and classification, data extraction, and authenticators that verify whether an identity document is an unaltered government-issued document.
Products
Mobile Deposit®
Mitek invented Mobile Deposit® to allow individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet.
Mobile Deposit® is utilized by the mobile banking apps of U.S. and Canadian retail banks. As of September 30, 2018, more than 6,100 financial institutions had signed agreements to deploy Mobile Deposit®.
The Mobile Deposit® process allows consumers to take photographs of the front and back of a check and then remotely deposit the check with their participating bank by submitting the images electronically. Mitek delivers a simple and easy user experience with our proprietary mobile automatic capture which assists users in capturing a usable image of a check by holding their mobile device over the check. We began selling Mobile Deposit® in the second fiscal quarter of 2008.
Mobile Verify™
Mobile Verify™ is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications. Mobile Verify combines our advanced auto capture experience and computer vision technology with our software platform which utilizes artificial intelligence and machine learning to perform algorithmic-based tests that verify the authenticity of thousands of types of identification documents globally, including passports, driver licenses, and identity cards. A key driver of digital identity verification is to meet stringent regulatory requirements mandated by governments and industry regulators for digital onboarding and money movement.
Mobile Fill™
Mobile Fill™, which includes our touch free automatic capture experience, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can pre-fill forms with personal data by simply snapping a picture of their driver's license, passport, credit card, or other document.  Organizations can use Mobile Fill™ for a variety of purposes, including streamlining the process of opening a checking, savings, or credit card account, paying a bill, activating a 'switch and save' offer, and more. Mobile Fill™ is available for native apps and mobile web applications. It is used by national and regional banks, credits unions, wireless telecom operators, and insurance providers.
Mobile Docs™
Mobile Docs™ is a mobile document scanning solution. It enables consumers to take photos of documents resulting in scanner-quality images. Mobile Docs™ is used to submit the trailing documents required for digital account opening, lending, and other use cases where supporting documentation is required in a workflow.
A2iA CheckReader™
A2iA CheckReader™ enables financial institutions to automatically extract data from checks once they have been scanned or photographed by the application. Easily integrated into mobile and server-based applications providing automatic image pre-processing and recognition capabilities, A2iA CheckReader™ allows for the automatic recognition of all fields on checks and generic payments documents, whether handwritten or machine print. CheckReader is utilized as a core component throughout a wide range of check processing applications; including ATMs, centralized and back office process, remittance, merchants, and fraud applications. A2iA CheckReader™ is deployed within eight of the top ten U.S.-based banks, 90% of French and Brazilian Banks, and 100% of UK banks.
A2iA XE™
A2iA XE™ is powered by an RNN engine and delivers significantly higher levels of accuracy for check image processing. The technology is designed to locate and extract key fields on checks such as the amount (Courtesy Amount – "CAR", and Legal Amount – "LAR"), date, and payee name, regardless of whether the data is handwritten, machine print, or cursive handwriting. With built-in image quality analysis ("IQA") and image usability analysis ("IUA"), the toolkit also ensures that the check meets Check 21 requirements and other industry and regulatory standards.

A2iA DocumentReader™
A2iA DocumentReader™ is a comprehensive document classification and data extraction tool that is designed to drive successful workflow automation and accelerate access to actionable intelligence.
A2iA TextReader™
A2iA TextReader™ enables full text transcription allowing for both printed and cursive handwritten text recognition to be transformed into searchable and editable document formats, without the use of a dictionary.
ICAR ID_CLOUD™
ID_CLOUD™ is a fully automated identity verification solution that can be integrated into a customers’ application to instantly read and validate identity documents. ID_CLOUD™ automated technology enables global enterprises to improve their customer acquisition technology while meeting AML requirements in a safe and cost-effective manner. This solution is available in the cloud, via mobile websites, and desktop applications. Additionally, a version of ID_CLOUD™ is available that works locally on a desktop which is connected to a propriety hardware scanner for reading and validating identity documents.

Sales and Marketing
We derive revenue predominately from the sale of licenses (to both our on premise and software as a service ("SaaS") products) and transaction fees to use our Mobile Deposit®, Mobile Verify™, Mobile Fill™, Mobile Docs™,  A2iA CheckReader™, and ICAR ID_CLOUD™ products, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is derived from both the sale to our channel partners of licenses to sell the applications we offer as well as the direct sale of licenses to customers.
We have an internal marketing group that develops corporate and digital marketing strategies. The internal team executes these strategies with the help of external resources as needed to support both direct sales and channel partners’ sales efforts.
For the fiscal year ended September 30, 2018, we derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10%, respectively, of our total revenue. For year ended September 30, 2017, we derived revenue of $10.4 million from one customer, with such customer accounting for 23% of our total revenue. For the year ended September 30, 2016, we derived revenue of $6.3 million from one customer, with such customer accounting for 18% of the Company’s total revenue.
Revenue from international sales accounted for approximately 27%, 14%, and 15% of the Company’s total revenue for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
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
As of September 30, 2018, the U.S. Patent and Trademark Office has issued us 49 patents and we have filed for 21 additional domestic and international patents. We have 38 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.
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
Our research and development expenses for the years ended September 30, 2018, 2017, and 2016 were $15.7 million, $10.4 million, and $7.8 million, respectively. We expect research and development expenses during fiscal year 2019 to increase as compared with those incurred in fiscal year 2018 as we continue our new product research and development efforts.
Employees and Labor Relations
As of September 30, 2018, we had 308 employees, 133 in the U.S. and 175 internationally, 293 of which are full time. Our total employee base consists of 149 sales and marketing and professional services employees, 113 research and development and support employees, and 46 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2018. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good.
Available Information
Mitek was incorporated under the laws of the State of Delaware in 1986. Our principal offices are located at 600 B Street, Suite 100, San Diego, CA 92101 and our telephone number is (619) 269-6800. We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the Securities and Exchange Commission (the “SEC”), including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

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
Our operations resulted in a net loss of $11.8 million, $5.3 million, and $7.3 million for the years ended September 30, 2018, 2014, and 2013, respectively. Although we generated net income for the years ended September 30, 2017, 2016, and 2015, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of September 30, 2018 and 2017, we had an accumulated deficit of $21.0 million and $17.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
•changes in the demand for our products and services;
•loss of key customers or contracts;
•the introduction of competitive software;
•the failure to gain market acceptance of our new and existing products;
•the failure to successfully and cost effectively develop, introduce and market new products, services and product enhancements in a timely manner; and
•the timing of recognition of revenue.
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
Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an

“ownership change,” the corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no ownership change has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a Section 382 Rights Agreement, discussed below, to protect our utilization of the NOLs.
We currently derive substantially all of our revenue from a few types of technologies. If these technologies and the related products do not achieve or continue to achieve market acceptance, our business, financial condition, and results of operations would be adversely affected.
We currently derive substantially all of our revenue from license sales and services provided with our software products to customers incorporating our intelligent mobile imaging technology and software products. If we are unable to achieve or continue to achieve market acceptance of our core technologies or products incorporating such technologies, we will not generate significant revenue growth from the sale of our products.
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
We compete against numerous companies in the mobile imaging software market. Competition in this market may increase as a result of a number of factors, such as the entrance of new or larger competitors or alternative technologies. These competitors may have greater financial, technical, marketing and public relations resources, larger client bases, and greater brand or name recognition. These competitors could, among other things:
•announce new products or technologies that have the potential to replace our existing product offerings;
•force us to charge lower prices; or
•adversely affect our relationships with current clients.
We may be unable to compete successfully against our current and potential competitors and if we lose business to our competitors or are forced to lower our prices, our revenue, operating margins, and market share could decline.
We cannot predict the impact that the decline of the use of checks, changes in consumer behavior facilitated by advances in technologies, and the development of check alternatives, or the plateau of the penetration of active mobile banking users may have on our business.
Over the last few years, the use of checks has started to decline. Advances in technologies have enabled the development of check alternatives like Zelle and Venmo, which have caused certain changes in consumer behavior. As check alternatives become more widely accepted by consumers, the use of checks could continue to decline, which could have a negative effect on our business. In addition, as the mobile banking market matures, the growth of active mobile banking users has slowed, which may impact the ability of our business to grow.

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
In fiscal years 2018, 2017, and 2016, sales of licenses to channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.
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
In the past, third parties have asserted claims that certain technologies incorporated in our products infringe on their patent rights. Although we have resolved past claims that we have infringed on third party patents, there can be no assurance that we will not receive notices in the future from parties asserting, directly or indirectly through our customers, that our products infringe, or may infringe, on their intellectual property rights, or otherwise utilize their proprietary information (see also Item 3—Legal Proceedings). If our technology and products are found to infringe upon or otherwise utilize the proprietary rights of other parties, we could incur substantial costs and we may have to:
•obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;
•expend significant resources to redesign our products or technology to avoid infringement;
•discontinue the use and sale of infringing products;
•pay substantial damages; and
•defend litigation or administrative proceedings which may be costly whether we win or lose, and which could result in a substantial diversion of our valuable management resources and limit our exclusive rights to the technology we have developed.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we failed to attract and retain additional qualified personnel, it could materially and adversely affect our customer relationships, competitive position, and revenues. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and introduce future applications is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We plan to grant restricted stock units or other forms of equity awards in the future as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2018, we had 2,745,093 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
We expect to incur substantial expenses related to the integration of ICAR Vision Systems, S.L. and A2iA Group II, S.A.S.
We expect to incur substantial expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain ("ICAR") and A2iA Group II, S.A.S., a simplified joint stock company formed under the laws of France ("A2iA"). There are a large number of systems and functions that must be integrated, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR and A2iA, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses.  Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may be unable to successfully integrate our business with the respective businesses of ICAR and A2iA and realize the anticipated benefits of the acquisitions.
Our management has limited integration experience and will be required to devote significant attention and resources to integrating our business practices and operations with that of ICAR and A2iA. In particular, the acquisitions of ICAR and A2iA involve the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:
•complexities associated with managing our business and the respective businesses of ICAR and A2iA following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•integrating the workforces of the companies while maintaining focus on providing consistent, high quality customer service; and
•potential unknown liabilities and unforeseen increased expenses or delays associated with the acquisitions, including costs to integrate the companies that may exceed anticipated costs.
Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the acquisitions or otherwise adversely affect our business and financial results.
Our actual financial and operating results following the acquisitions of ICAR and A2iA could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.
The combined company resulting from the acquisitions of ICAR and A2iA may not perform as we or the market expects. Expectations regarding each of ICAR’s and A2iA's impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the businesses of ICAR and A2iA, respectively and assumptions relating to the near-term prospects for our industry generally and the market for the products of ICAR and A2iA in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:
•projections of future revenues;
•anticipated financial performance of products and products currently in development;
•our expected capital structure after the acquisitions, including after the distribution of any earnout-shares that may (under certain circumstances) become payable to the former shareholders of ICAR;
•our ability to maintain, develop and deepen relationships with the respective customers of ICAR and A2iA; and
•other financial and strategic risks of the acquisitions.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of ICAR or A2iA. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisitions in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of ICAR or A2iA to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of each of ICAR and A2iA. Any failure to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Due to our operations in non-U.S. markets, we are subject to certain risks that could adversely affect our business, results of operations or financial condition.
We generate revenue in markets outside of the U.S. The risks inherent in global operations include:
•lack of familiarity with, and unexpected changes in, foreign laws and legal standards, including employment laws and privacy laws, which may vary widely across the countries in which we sell our products;
•increased expense to comply with U.S. laws that apply to foreign corporations, including the Foreign Corrupt Practices Act (the "FCPA");
•compliance with, and potentially adverse tax consequences of, foreign tax regimes;
•fluctuations in currency exchange rates, currency exchange controls, price controls, and limitations on repatriation of earnings;
•local economic conditions;
•increased expense related to localization of products and development of foreign language marketing and sales materials;
•longer accounts receivable payment cycles and difficulty in collecting accounts receivable in foreign countries;
•increased financial accounting and reporting burdens and complexities;
•restrictive employment regulations;
•difficulties and increased expense in implementing corporate policies and controls;

•international intellectual property laws, which may be more restrictive or may offer lower levels of protection than U.S. law;
•compliance with differing and changing local laws and regulations in multiple international locations, including regional data privacy laws, as well as compliance with U.S. laws and regulations where applicable in these international locations; and
•limitations on our ability to enforce legal rights and remedies.
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
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of IDchecker, ICAR, and A2iA may significantly increase our exposure to potential liability under Anti-Corruption Laws. IDchecker, ICAR, and A2iA were not historically subject to the FCPA, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, IDchecker’s, ICAR's, and A2iA's operations did not comply with such laws.
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
Our business is generally conducted in U.S. dollars. However, we earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. The costs of operating in The Netherlands, Spain, France, and other European markets are subject to the effects of exchange fluctuations of the Euro and British pound sterling against the U.S. dollar. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, operating income, and the value of balance sheet items denoted in foreign currencies, and can adversely affect our operating results.
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
A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources, and could potentially result in adverse consequences under certain of our agreements.
On December 7, 2018, Elliott Associates L.P. (“Investor”) delivered notice to the Company, pursuant to our bylaws, that it intends to nominate seven director candidates for election to the Board at our 2019 annual meeting of shareholders (the “2019 Annual Meeting”). If Investor is successful in getting its nominees elected to the Board, in whole or in part, it is possible that Investor-nominated directors could constitute a majority of the Board following the 2019 Annual Meeting.
A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and could result in potential operational disruption, including that the Investor-nominated directors (if elected) may have a business agenda for the Company that is different than the strategic and operational plans of the existing Board, which agenda may adversely affect our stockholders. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.
Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under certain employment agreements we have with our executive management, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, Amended and Restated 2012 Incentive Plan, the Director Restricted Stock Unit Plan, and equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, conditioned upon a qualifying termination that occurs within 12 months of any such change of control.
The occurrence of any of the foregoing events could adversely affect our business, results of operations, and financial condition.
Risks Related to Our Common Stock
Concentration of ownership among our existing directors and executive officers may limit an investor’s ability to influence significant corporate decisions.
As of September 30, 2018 our directors and executive officers as a group beneficially owned approximately 7.8% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under the DGCL, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
Provisions in our restated certificate of incorporation and second amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to one million shares of “blank check” preferred stock, sixty thousand of which are reserved for the Section 382 Rights Agreement, discussed below. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
The Company has entered into a Section 382 Rights Agreement, and if the holders of rights become entitled to exercise their rights under such agreement, and do exercise such rights, it could materially adversely affect the price of our Common Stock.
We entered into a Section 382 Rights Agreement on October 23, 2018, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent (the “Rights Agreement”). The Rights Agreement is intended to discourage acquisitions of our Common Stock which could result in a cumulative change in ownership of more than 50% within a rolling three-year period, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.9% of our Common Stock, which could delay or discourage takeover attempts that stockholders may consider favorable. In addition, if the share purchase rights under the Rights Agreement are exercised, additional shares of our Common Stock will be issued, which could materially and adversely affect the market price of our Common Stock. Moreover, sales in the public market of any shares of our Common Stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our Common Stock. These issuances would also cause our per share net income, if any, to decrease in future periods.
If the Rights Agreement has not been approved by the stockholders prior to the close of business on the date of the Company’s 2019 Annual Meeting, the preferred stock purchase rights issued pursuant to the Rights Agreement will expire, which could make an acquisition of our Common Stock that would trigger a limitation on our ability to utilize our net operating loss carryforwards more likely to occur.
The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2018, the closing price of our common stock ranged from $3.07 to $10.55. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
Some specific factors, in addition to the other risk factors identified above, that may have a significant effect on the price of our stock, many of which we cannot control, include but are not limited to:

•our announcements or our competitors’ announcements of technological innovations;
•quarterly variations in operating results;
•changes in our product pricing policies or those of our competitors;
•claims of infringement of intellectual property rights or other litigation;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in our growth rate or our competitors’ growth rates;
•developments regarding our patents or proprietary rights or those of our competitors;
•our inability to raise additional capital as needed;
•changes in financial markets or general economic conditions;
•sales of stock by us or members of our management team or Board; and
•changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM  2. PROPERTIES.
Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. The offices of A2iA are located in Paris, France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rents of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of Mitek Systems B.V. are located in Amsterdam, The Netherlands and the term of such lease continues through December 31, 2022 with an annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $82,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with an annual base rent of approximately €0.1 million (or approximately $0.1 million) per year. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM  3. LEGAL PROCEEDINGS.
Claim Against ICAR Vision Systems, S.L.
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against the Spanish company ICAR Vision Systems, S.L. (“ICAR”), a wholly-owned subsidiary of Mitek Systems, Inc. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the sale of the shares in ICAR to Mitek Holding B.V., a subsidiary of Mitek Systems, Inc.
ICAR responded to the claim on September 7, 2018 and the court process is ongoing.

The amount claimed is €0.8 million (or $0.9 million), plus the interests accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
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

ITEM  4. MINE SAFETY DISCLOSURES.
None.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on December 7, 2018 was $8.97.
The following table sets forth, for the fiscal period indicated, the high and low closing sales prices per share of our common stock as reported on the NASDAQ Capital Market.

	High	Low
FISCAL YEAR ENDED SEPTEMBER 30, 2018
Fourth Quarter	$9.70	$7.00
Third Quarter	9.45	7.23
Second Quarter	9.65	7.15
First Quarter	10.00	8.35
FISCAL YEAR ENDED SEPTEMBER 30, 2017
Fourth Quarter	$10.55	$8.25
Third Quarter	9.10	6.45
Second Quarter	6.85	5.60
First Quarter	8.49	5.45

Holders
As of December 7, 2018, there were 304 stockholders of record of our common stock and an undetermined number of beneficial owners.
Dividends
We have not paid any dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2013 through September 30, 2018 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $5.16 per share on September 30, 2013, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$-
2013
2014
2015
2016
2017
2018
MITK
NASDAQ Composite
NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2013	2014	2015	2016	2017	2018
MITK	$100.00	$46.71	$61.82	$160.66	$184.11	$136.63
NASDAQ Composite	$100.00	$119.14	$122.50	$140.85	$172.24	$213.35
NASDAQ-100 Technology Sector Index	$100.00	$126.65	$121.97	$158.55	$212.14	$247.14

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
Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2018	2017	2016	2015	2014
Income Statement Data
Revenue	$63,559	$45,390	$34,701	$25,367	$19,150
Operating income (loss)	$(7,806)	$2,769	$1,824	$1,892	$(5,408)
Net income (loss)	$(11,807)	$14,092	$1,959	$2,526	$(5,292)
Net income (loss) per share—basic	$(0.33)	$0.43	$0.06	$0.08	$(0.17)
Net income (loss) per share—diluted	$(0.33)	$0.40	$0.06	$0.08	$(0.17)
Balance Sheet Data
Working capital	$17,221	$41,342	$31,980	$24,005	$21,484
Total assets	$127,150	$71,719	$48,385	$38,746	$31,103
Other borrowings	$810	$—	$—	$—	$—
Stockholders’ equity	$95,394	$61,408	$39,485	$30,433	$23,942

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
Overview
Mitek is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 6,100 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S.") and Canada for mobile check deposit.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer ("KYC") and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify™ and applies artificial intelligence to increase automation and speed of approvals of identification documents.
The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology, which can be incorporated across our product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over two billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.
CheckReader™, which we acquired through the acquisition of A2iA (as defined below), enables financial institutions to automatically extract data from a check image received across all deposit channels – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and reduces costs formerly incurred before images could be exchanged.
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

Fiscal Year 2018 Highlights

•Revenues for the fiscal year ended September 30, 2018 were $63.6 million, an increase of 40% compared to revenues of $45.4 million for the fiscal year ended September 30, 2017.
•Net loss was $11.8 million, or $0.33 per share, for the fiscal year ended September 30, 2018, compared to net income of $14.1 million, or $0.40 per diluted share, for the fiscal year ended September 30, 2017.
•Cash provided by operating activities was $5.6 million for the fiscal year ended September 30, 2018, compared to $10.4 million for the fiscal year ended September 30, 2017.
•During fiscal 2018 the total number of financial institutions licensing our technology exceeded 6,100. All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.
•We added new patents to our portfolio during fiscal year 2018, bringing our total number of issued patents to 49 as of September 30, 2018. In addition, we have 21 patent applications as of September 30, 2018.
Acquisition of A2iA Group II, S.A.S.
On May 23, 2018, Mitek acquired all of the issued and outstanding shares of A2iA Group II, S.A.S. ("A2iA"), a simplified joint stock company formed under the laws of France, pursuant to a share purchase agreement, by and among Mitek, each of the holders of outstanding shares of A2iA and Andera Partners, S.C.A., as representative of the sellers (the “A2iA Acquisition”). A2iA is a software development organization focused on delivering specialized and highly intelligent data extraction tools that enable customers to optimize their data capture, document processing, and workflow automation capabilities. Upon completion of the A2iA Acquisition, A2iA became a direct wholly owned subsidiary of Mitek. As consideration for the A2iA Acquisition, we (i) made a cash payment of $26.8 million, net of cash acquired; (ii) issued 2,514,588 shares, or $21.9 million, of Mitek’s common stock, par value $0.001 per share (“Common Stock”); and (iii) incurred liabilities of $0.2 million. The A2iA Acquisition extends our global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR Vision Systems, S.L. ("ICAR") and each of its subsidiaries (the “ICAR Acquisition”), pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). ICAR is a technology provider of identity fraud proofing and document management solutions for web, desktop, and mobile platforms. Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $13.9 million, net of cash acquired. On closing, $3.0 million was paid in cash, net of cash acquired and $5.6 million in shares of Common Stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019. ICAR is a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition strengthens our position as a global digital identity verification powerhouse in the consumer identity and access management solutions market.
Market Opportunities, Challenges & Risks
The rapid growth of digital transactions, the rise of the sharing economy and cryptocurrencies, and the steady shift toward digital onboarding are driving accelerated demand for digital identity verification. Validating one’s identity, while easy to do in person, can be cumbersome online, and because consumers increasingly expect a seamless purchase experience, organizations are turning to Mitek to assist in mitigating fraud and improving the process, in order to provide the fastest onboarding of new customers.
We believe that organizations recognize Mitek’s core differentials for digital identity verification which include sophisticated artificial intelligence and superior image capture.
Mobile check deposit is now a mainstream capability offered by all leading banks and demanded by the majority of consumers globally. With financial services executives now viewing mobile deposit as an essential building block of their overall digital channel migration, cost-reduction, and digital payments strategies, we envision banks offering the service free-of-charge and widely promoting the service to improve consumer adoption. Furthermore, banks are beginning to raise limits and reduce hold times of deposit checks–all driving to greater adoption and usage of mobile check deposit.

To sustain our growth in 2019 and beyond, we will continue to prioritize innovation in our identity verification solutions and leverage the breadth of our mobile check deposit solution at more than 6,100 financial institutions to increase adoption of our identification capture and verification solutions.
Factors adversely affecting the pricing of or demand for our mobile applications, including competition from other products or technologies, any decline in the demand for mobile applications, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because most of our revenues are from a single type of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.
Results of Operations
Comparison of the Years Ended September 30, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$40,698	$29,647	64%	65%	11,051	37%
SaaS, maintenance, and consulting	22,861	15,743	36%	35%	7,118	45%
Total revenue	$63,559	$45,390	100%	100%	18,169	40%
Cost of revenue	8,686	4,041	14%	9%	4,645	115%
Selling and marketing	21,700	14,484	34%	32%	7,216	50%
Research and development	15,673	10,430	25%	23%	5,243	50%
General and administrative	17,067	11,310	27%	25%	5,757	51%
Acquisition-related costs and expenses	8,239	2,356	13%	5%	5,883	250%
Other income (expense), net	(935)	402	(1)%	1%	(1,337)	(333)%
Income tax benefit (provision)	(3,066)	10,921	(5)%	24%	(13,987)	(128)%
Revenue
Total revenue increased $18.2 million, or 40%, to $63.6 million in 2018 compared to $45.4 million in 2017. The increase is due to an increase in sales of software and hardware of $11.1 million, or 37%, to $40.7 million in 2018 compared to $29.6 million in 2017. In addition, SaaS, maintenance and consulting revenue increased $7.1 million, or 45%, to $22.9 million in 2018 compared to $15.7 million in 2017. The increase in software and hardware revenue is made up of approximately $6.8 million generated from the sale of ICAR and A2iA products and an increase of $4.3 million in sales of our Mobile Deposit® software products. SaaS, maintenance, and consulting revenue primarily increased due to increases in Mobile Verify™ and ICAR SaaS revenue of $5.3 million, or 68%, in 2018 compared to 2017, as well as additional maintenance associated with the increase in our Mobile Deposit® software license revenue.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $4.6 million, or 115%, to $8.7 million in 2018 compared to $4.0 million in 2017. As a percentage of revenue, cost of revenue increased to 14% in 2018 from 9% in 2017. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during 2018 compared to 2017, as well as additional costs in 2018 associated with the sale of ICAR hardware products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $7.2 million, or 50%, to $21.7 million in 2018 compared to $14.5 million in 2017. As a percentage of revenue, selling and marketing expenses increased to 34% in 2018 from 32% in 2017. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $4.1 million resulting from our increased headcount in 2018 compared to 2017, as well as additional sales and marketing costs of $3.0 million associated with the A2iA Acquisition and ICAR Acquisition, both of which occurred during fiscal 2018.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $5.2 million, or 50%, to $15.7 million in 2018 compared to $10.4 million in 2017. As a percentage of revenue, research and development expenses increased to 25% in 2018 from 23% in 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $2.8 million resulting from our increased headcount in 2018 compared to 2017, as well as additional research and development costs of $2.5 million associated with the A2iA Acquisition and ICAR Acquisition, both of which occurred during fiscal 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $5.8 million, or 51%, to $17.1 million in 2018 compared to $11.3 million in 2017. As a percentage of revenue, general and administrative expenses increased to 27% in 2018 from 25% in 2017. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $2.9 million resulting from our increased headcount and an increase in executive transition costs of $1.7 million in 2018 compared to 2017, as well as additional general and administrative costs of $0.9 million associated with the A2iA Acquisition and ICAR Acquisition, both of which occurred during fiscal 2018.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $5.9 million, or 250%, to $8.2 million in 2018 compared to $2.4 million in 2017. As a percentage of revenue, acquisition-related costs and expenses increased to 13% in 2018 from 5% in 2017. The increase in acquisition-related costs and expenses is primarily due to $3.4 million in additional expense related the amortization of intangible assets and $0.9 million of additional legal and other integration costs related to the A2iA Acquisition and the ICAR Acquisition, $1.0 million of employee termination costs associated with the A2iA Acquisition, and an increase of $0.5 million in expense due to changes in the fair value of acquisition-related contingent consideration.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net decreased $1.3 million, to a net expense of $0.9 million in 2018 compared to a net income of $0.4 million in 2017, primarily due to a $1.3 million foreign currency exchange remeasurement loss on the Euro for the acquisition of A2iA.
Income Tax Benefit (Provision)
The income tax provision for 2018 was $3.1 million compared to an income tax benefit of $10.9 million in 2017. The income tax provision for 2018 is primarily due to $4.9 million of tax expense related to the revaluation of our U.S. deferred tax assets and liabilities as a result of the enactment of the Tax Cuts and Jobs Act. The impact of the Tax Cuts and Jobs Act reduced the Federal Corporate tax rate from 35% to 21%. This expense was partially offset by an income tax benefit related to our net loss before income taxes for the year. The income tax benefit in 2017 primarily represents the reversal of our valuation allowance previously offsetting our deferred tax assets (see Note 6 in the Consolidated Financial Statements).

Results of Operations
Comparison of the Years Ended September 30, 2017 and 2016
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2017 compared to the fiscal year ended September 30, 2016 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2017	2016	2017	2016	$	%
Revenue
Software and hardware	$29,647	$22,586	65%	65%	7,061	31%
SaaS, maintenance, and consulting	15,743	12,115	35%	35%	3,628	30%
Total revenue	$45,390	$34,701	100%	100%	10,689	31%
Cost of revenue	4,041	3,395	9%	10%	646	19%
Selling and marketing	14,484	10,937	32%	32%	3,547	32%
Research and development	10,430	7,794	23%	22%	2,636	34%
General and administrative	11,310	8,575	25%	25%	2,735	32%
Acquisition-related costs and expenses	2,356	2,176	5%	6%	180	8%
Other income, net	402	134	1%	—%	268	200%
Income tax benefit	10,921	1	24%	—%	10,920	*

* Not meaningful.
Revenue
Total revenue increased $10.7 million, or 31%, to $45.4 million in 2017 compared to $34.7 million in 2016. The increase was due to an increase in sales of software and hardware of $7.1 million, or 31%, to $29.6 million in 2017 compared to $22.6 million in 2016. In addition, SaaS, maintenance and consulting revenue increased $3.6 million, or 30%, to $15.7 million in 2017 compared to $12.1 million in 2016. The increase in software license revenue primarily relates to an increase in sales of Mobile Deposit® and mobile identity verification software solutions as well as the timing of license renewals in 2017 compared to 2016. SaaS, maintenance, and consulting revenue primarily increased due to additional SaaS revenue of $2.6 million in 2017 compared to 2016 as well as additional maintenance associated with the increase in our software license revenue.
Cost of Revenue
Cost of revenue includes direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.6 million, or 19%, to $4.0 million in 2017 compared to $3.4 million in 2016. As a percentage of revenue, cost of revenue decreased to 9% in 2017 from 10% in 2016. The increase in absolute dollars in cost of revenue is primarily due to an increase in variable royalty costs associated with a higher volume of Mobile Verify™ transactions processed during 2017 compared 2016.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.5 million, or 32%, to $14.5 million in 2017 compared to $10.9 million in 2016. As a percentage of revenue, selling and marketing expenses remained consistent at 32% in both 2017 and 2016. The increase in absolute dollars in sales and marketing expense is primarily due to higher personnel-related costs of $3.0 million resulting from our increased headcount in 2017 compared to 2016 as well as additional product promotion costs of $0.4 million resulting from a general increase in sales and marketing activity during 2017 compared to 2016.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.6 million, or 34%, to $10.4 million in 2017 compared to $7.8 million in 2016. As a percentage of revenue, research and development expenses increased to 23% in 2017 from 22% in 2016. The increase in research and development expenses is primarily due to higher personnel-related costs of $2.1 million resulting from our increased headcount in 2017 compared to 2016. The remaining increase is related to an increase in facility, information technology, and other costs of approximately $0.5 million resulting from a general increase in research and development activity in 2017 compared to 2016.
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

Liquidity and Capital Resources
On September 30, 2018, we had $17.5 million in cash and cash equivalents and investments compared to $46.3 million on September 30, 2017, a decrease of $28.9 million, or 62%. The decrease in cash and cash equivalents and investments was primarily due to net cash paid in conjunction with the acquisitions of $29.7 million, capital expenditures of $4.3 million, payment of acquisition-related contingent consideration of $1.3 million, and principal payments on other borrowings of $0.3 million, partially offset by net cash provided by operating activities of $5.6 million and net proceeds from the issuance of equity plan Common Stock of $1.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2018 was $5.6 million and resulted primarily from a net loss of $11.8 million adjusted for non-cash charges of $19.3 million, partially offset by unfavorable changes in operating assets and liabilities of $1.9 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, deferred income taxes, depreciation and amortization, and amortization of closing shares and earnout shares totaling $9.0 million, $4.0 million, $3.6 million, $0.6 million, and $0.4 million, respectively.
Net cash provided by operating activities during fiscal 2017 was $10.4 million and resulted primarily from net income of $14.1 million adjusted for a net non-cash benefit of $3.1 million, partially offset by unfavorable changes in operating assets and liabilities of $0.6 million. The primary non-cash adjustment to operating activities was deferred income taxes of $11.1 million, and was partially offset by non-cash charges from stock-based compensation expense, amortization of closing shares and earnout shares, amortization of intangible assets, and depreciation and amortization totaling $5.5 million, $1.6 million, $0.6 million, and $0.3 million, respectively.

Cash Flows from Investing Activities
Net cash used in investing activities was $8.4 million during fiscal 2018, which consisted primarily of net cash paid in conjunction with the acquisitions of $29.7 million and capital expenditures of $4.3 million, partially offset by net sales and maturities of investments of $25.6 million.
Net cash used in investing activities was $7.8 million during fiscal 2017, which consisted primarily of net purchases of investments of $7.3 million and capital expenditures of $0.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.4 million during fiscal 2018, which consisted of a payment of acquisition-related contingent consideration of $1.3 million and principal payments on other borrowings of $0.3 million, partially offset by proceeds from the issuance of equity plan Common Stock of $1.1 million.
Net cash provided by financing activities was $0.7 million during fiscal 2017, which consisted of proceeds from the issuance of equity plan Common Stock.
Revolving Credit Facility
On May 3, 2018, the Company and IDchecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver: (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of September 30, 2018.
Rights Agreement
 On October 23, 2018, we entered into the Rights Agreement and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from us one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.
At any time prior to the time any Person becomes an Acquiring Person (as defined in the Rights Agreement), the Board may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.
The Rights will expire on the earlier of (i) the close of business on October 22, 2021, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, and (iv) if the Rights Agreement has not been approved by the stockholders prior to the conclusion of the Company’s 2019 Annual Meeting of Stockholders, the close of business on such date.
Other Liquidity Matters
On September 30, 2018, we had investments of $8.4 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2018, we had $8.4 million of our available-for-sale securities classified as current. At September 30, 2017, we had $30.3 million of our available-for-sale securities classified as current and $3.8 million of our available-for-sale securities classified as long-term.
We had working capital of $17.2 million at September 30, 2018 compared to $41.3 million at September 30, 2017.

Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$2,061	$3,473	$2,930	$942	$9,406
Other borrowings	305	225	165	115	810
Total	$2,366	$3,698	$3,095	$1,057	$10,216
Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. The offices of A2iA are located in Paris, France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rents of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of Mitek Systems B.V. are located in Amsterdam, The Netherlands and the term of such lease continues through December 31, 2022 with an annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $82,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with annual base rent of approximately €0.1 million (or approximately $0.1 million) per year.
Critical Accounting Policies
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. ("GAAP"). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, and expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We enter into contractual arrangements with integrators, resellers, and directly with our customers that may include licensing of our software products, product support and maintenance services, SaaS services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 1 to our consolidated financial statements included in this Form 10-K.
We consider many factors when applying GAAP to revenue recognition. These factors include, but are not limited to, whether:
•Persuasive evidence of an arrangement exists;
•Delivery of the product or performance of the service has occurred;
•The fees are fixed or determinable;
•Collection of the contractual fee is probable; and
•Vendor-specific objective evidence of the fair value of undelivered elements or other appropriate method of revenue allocation exists.

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
Investments
We determine the fair value of our assets and liabilities based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value maximize the use of observable inputs and minimize the use of unobservable inputs. We use a fair value hierarchy with three levels of inputs, of which the first two are considered observable and the last unobservable, to measure fair value:
•Level 1—Quoted prices in active markets for identical assets or liabilities;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
Goodwill and Purchased Intangible Assets
Our goodwill resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services, and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2018, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets to our market capitalization.
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
Examples of critical estimates in valuing certain of the intangible assets and goodwill we have acquired include but are not limited to:
•future expected cash flows from license sales, software services contracts, professional services contracts, other customer contracts, and acquired developed technologies and patents;
•the acquired company’s trade name, trademark and existing customer relationships, as well as assumptions about the period of time the acquired trade name and trademark will continue to be used in our offerings;
•uncertain tax positions and tax related valuation allowances assumed; and
•discount rates.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not of being sustained upon audit, the second step is to measure the tax benefit as the largest amount that has more than a 50% chance of being realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. We evaluate uncertain tax positions on a quarterly basis. The evaluations are based upon a number of factors, including changes in facts or circumstances, changes in tax law, correspondence with tax authorities during the course of audits, and effective settlement of audit issues.
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
Capitalized Software Development Costs
Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2018 and 2017 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.9 million of costs related to computer software developed for internal use during the year ended September 30, 2018. The Company did not capitalize any costs related to computer software developed for internal use during the year ended September 30, 2017. The Company recognized $0.1 million of amortization expense from internal use software during the year ended September 30, 2018. The Company had no amortization expense from internal use software during the years ended September 30, 2017 and 2016.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of estimated tax. As of September 30, 2018, our marketable securities had remaining maturities between approximately one and eight months and a fair market value of $8.4 million, representing 7% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive income (loss).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM  9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2018.
Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2018.
Changes in Internal Control over Financial Reporting
We are in the process of implementing a new Enterprise Resource Planning ("ERP") system. In connection with this ERP system implementation, we are updating our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that this ERP system implementation will have an adverse effect on our internal control over financial reporting.
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-K, on May 23, 2018, the Company acquired A2iA. While our financial statements for the year ended September 30, 2018 include the results of A2iA from May 23, 2018 through September 30, 2018, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of A2iA’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2018 does not extend to A2iA’s internal control over financial reporting.
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

ITEM  9B. OTHER INFORMATION.
None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.

ITEM  11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2019 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2018.

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
(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

10.1	Mitek Systems, Inc. 2002 Stock Option Plan.	(7)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan.	(8)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan.	(9)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(10)

10.5	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(10)

10.6	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.7	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(12)

10.8	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(13)

10.9	Offer Letter, dated October 3, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(14)

10.10	Executive Severance and Change of Control Plan, dated October 11, 2011, by and between Mitek Systems, Inc. and Russell C. Clark.	(14)

10.11	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.12	Offer Letter, dated June 11, 2012, by and between Mitek Systems, Inc. and Michael Strange.	(11)

10.13	Offer Letter, dated May 10, 2013, by and between Mitek Systems, Inc. and Scott Carter.	(11)

10.14	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(15)

10.15	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(15)

10.16	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(16)

10.17	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.17	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.18	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.19	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.20	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.21	Form of Executive Severance and Change of Control Plan.	(16)

10.22	Form of Indemnification Agreement.	(4)

10.23	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2016.	(17)

10.24	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017.	(18)

10.25	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2018.	(19)

10.26	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(20)

10.27	Lease Termination Agreement, dated August 16, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(20)

10.28	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(21)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101
Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2017, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Operations and Other Comprehensive Income, (iii) the Statements of Stockholders’ Equity, (iv) the Statements of Cash Flows, (v) the Notes to the Financial Statements.
*
______________________________________________________

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2011.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2015.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.
(20)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.

ITEM  16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 13, 2018	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Scipio Maximus Carnecchia and Jeffrey C. Davison, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scipio Maximus Carnecchia	Chief Executive Officer	December 13, 2018
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ Jeffrey C. Davison	Chief Financial Officer	December 13, 2018
Jeffrey C. Davison	(Principal Financial and Accounting Officer)

/s/ Bruce E. Hansen	Chairman of the Board of Directors	December 13, 2018
Bruce E. Hansen

/s/ James B. DeBello	Director	December 13, 2018
James B. DeBello

/s/ William K. Aulet	Director	December 13, 2018
William K. Aulet

/s/ Kenneth D. Denman	Director	December 13, 2018
Kenneth D. Denman

/s/ James C. Hale	Director	December 13, 2018
James C. Hale

/s/ Alex W. Hart	Director	December 13, 2018
Alex W. Hart

/s/ Jane J. Thompson	Director	December 13, 2018
Jane J. Thompson

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors
and Stockholders of Mitek Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (“Company”) as of September 30, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “financial statements”). We have also audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO criteria”).

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of A2iA Group II, S.A.S. (“A2iA”), which the Company acquired during 2018. The results of A2iA from the date of acquisition are included in the consolidated financial statements as of and for the year ended September 30, 2018, of Mitek Systems, Inc. and constituted 9% and 2% of total and net assets, respectively, as of September 30, 2018, and 6% and 7% of revenue and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of A2iA Group II, S.A.S.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2007.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 13, 2018

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,028	$12,289
Short-term investments	8,448	30,279
Accounts receivable, net	16,821	7,099
Prepaid expenses	2,278	911
Other current assets	1,053	298
Total current assets	37,628	50,876
Long-term investments	—	3,780
Property and equipment, net	4,665	613
Intangible assets, net	32,947	2,297
Goodwill	34,407	3,014
Deferred income taxes, net	15,356	11,065
Other non-current assets	2,147	74
Total assets	$127,150	$71,719
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,573	$1,918
Accrued payroll and related taxes	7,915	3,709
Deferred revenue, current portion	4,792	3,305
Acquisition-related contingent consideration	1,849	—
Other current liabilities	2,278	602
Total current liabilities	20,407	9,534
Deferred revenue, non-current portion	485	85
Deferred income tax liabilities	8,162	—
Other non-current liabilities	2,702	692
Total liabilities	31,756	10,311
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2018 and 2017	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 37,961,224 and 33,724,392 issued and outstanding, as of September 30, 2018 and 2017, respectively	38	34
Additional paid-in capital	116,944	78,677
Accumulated other comprehensive income (loss)	(586)	147
Accumulated deficit	(21,002)	(17,450)
Total stockholders’ equity	95,394	61,408
Total liabilities and stockholders’ equity	$127,150	$71,719

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the years ended September 30,
	2018	2017	2016
Revenue
Software and hardware	$40,698	$29,647	$22,586
SaaS, maintenance, and consulting	22,861	15,743	12,115
Total revenue	63,559	45,390	34,701
Operating costs and expenses
Cost of revenue—software and hardware	3,064	1,112	953
Cost of revenue—SaaS, maintenance, and consulting	5,622	2,929	2,442
Selling and marketing	21,700	14,484	10,937
Research and development	15,673	10,430	7,794
General and administrative	17,067	11,310	8,575
Acquisition-related costs and expenses	8,239	2,356	2,176
Total operating costs and expenses	71,365	42,621	32,877
Operating income (loss)	(7,806)	2,769	1,824
Other income (expense), net	(935)	402	134
Income (loss) before income taxes	(8,741)	3,171	1,958
Income tax benefit (provision)	(3,066)	10,921	1
Net income (loss)	$(11,807)	$14,092	$1,959
Net income (loss) per share—basic	$(0.33)	$0.43	$0.06
Net income (loss) per share—diluted	$(0.33)	$0.40	$0.06
Shares used in calculating net income (loss) per share—basic	35,811	33,083	31,587
Shares used in calculating net income (loss) per share—diluted	35,811	35,537	33,819
Other comprehensive income (loss)
Net income (loss)	$(11,807)	$14,092	$1,959
Foreign currency translation adjustment	(723)	208	(46)
Unrealized gain (loss) on investments	(10)	(19)	7
Other comprehensive income (loss)	$(12,540)	$14,281	$1,920

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended September 30, 2018, 2017 and 2016
(amounts in thousands)

	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2015	31,721	$32	$63,905	$(33,501)	$(3)	$30,433
Exercise of stock options	662	1	1,754	—	—	1,755
Settlement of restricted stock units	262	—	—	—	—	—
IDchecker shares issued	137	—	—	—	—	—
Stock-based compensation expense	—	—	4,079	—	—	4,079
Amortization of closing shares and earnout shares	—	—	1,298	—	—	1,298
Components of other comprehensive income:
Net income	—	—	—	1,959	—	1,959
Currency translation adjustment	—	—	—	—	(46)	(46)
Change in unrealized gain (loss) on investments	—	—	—	—	7	7
Total other comprehensive income						1,920
Balance, September 30, 2016	32,782	$33	$71,036	$(31,542)	$(42)	$39,485
Exercise of stock options	235	—	687	—	—	687
Settlement of restricted stock units	707	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,478	—	—	5,478
Amortization of closing shares and earnout shares	—	—	1,477	—	—	1,477
Components of other comprehensive income:
Net income	—	—	—	14,092	—	14,092
Currency translation adjustment	—	—	—	—	208	208
Change in unrealized gain (loss) on investments	—	—	—	—	(19)	(19)
Total other comprehensive income						14,281
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	251	—	743	—	—	743
Settlement of restricted stock units	745	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	61		382			382
Acquisition-related shares issued	3,180	3	27,483			27,486
Stock-based compensation expense	—	—	8,950	—	—	8,950
Amortization of earnout shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(11,807)	—	(11,807)
Currency translation adjustment	—	—	—	—	(723)	(723)
Change in unrealized gain (loss) on investments	—	—	—	—	(10)	(10)
Total other comprehensive loss						(12,540)
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended September 30,
	2018	2017	2016
Operating activities
Net income (loss)	$(11,807)	$14,092	$1,959
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	8,950	5,478	4,079
Amortization of closing shares and earnout shares	355	1,579	1,503
Amortization of acquisition-related intangible assets	4,023	591	598
Depreciation and other amortization	615	322	790
Accretion and amortization on debt securities and other	(14)	30	149
Net change in the estimated fair value of acquisition-related contingent consideration	1,750	—	—
Deferred income taxes	3,636	(11,065)	(127)
Changes in assets and liabilities:
Accounts receivable	(5,673)	(2,101)	(1,002)
Other assets	(1,676)	249	(586)
Accounts payable	309	593	(222)
Accrued payroll and related taxes	2,553	429	1,197
Deferred revenue	1,670	(269)	(67)
Other liabilities	935	517	(417)
Net cash provided by operating activities	5,626	10,445	7,854
Investing activities
Purchases of investments	(15,391)	(39,939)	(33,658)
Sales and maturities of investments	41,018	32,650	30,623
Payments for business acquisitions, net of cash acquired	(29,744)	—	—
Purchases of property and equipment	(4,307)	(488)	(250)
Net cash used in investing activities	(8,424)	(7,777)	(3,285)
Financing activities
Proceeds from the issuance of equity plan common stock	1,125	687	1,755
Payment of acquisition-related contingent consideration	(1,284)	—	—
Principal payments on capital lease obligations	—	—	(22)
Principal payments on other borrowings	(270)	—	—
Net cash provided by (used in) financing activities	(429)	687	1,733
Foreign currency effect on cash and cash equivalents	(34)	(76)	(45)
Net increase (decrease) in cash and cash equivalents	(3,261)	3,279	6,257
Cash and cash equivalents at beginning of period	12,289	9,010	2,753
Cash and cash equivalents at end of period	$9,028	$12,289	$9,010
Supplemental disclosures of cash flow information:
Cash paid for interest	$29	$—	$1
Cash paid for income taxes	$402	$113	$17
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$(10)	$(19)	$7

accompanying notes form an integral part of these consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED September 30, 2018, 2017, AND 2016

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the "Company") is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. The Company is currently serving more than 6,100 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S.") and Canada for mobile check deposit.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer ("KYC") and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of The Company's solutions, but there is accelerated adoption by marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify™ and applies artificial intelligence to increase automation and speed of approvals of identification documents.
The core of the Company's user experience is Mitek MiSnap™, a touch-free automated capture technology, which can be incorporated across product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill™, Mitek's mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. The Company's Mobile Deposit® solution has now processed over two billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010. As of September 30, 2018, the Company has been granted 49 patents and it has an additional 21 patent applications pending.
CheckReader™, which the Company acquired through the acquisition of A2iA (as defined below), enables financial institutions to automatically extract data from a check image received across all deposit channels – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and reduces costs formerly incurred before images could be exchanged.
The Company markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. The Company's partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate the Company's products into their solutions to meet the needs of their customers.

Basis of Presentation
The financial statements are prepared under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105-10, Generally Accepted Accounting Principles, in accordance with accounting principles generally accepted in the U.S. (“GAAP”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheet. The Company recorded net losses resulting from foreign exchange translation of $0.7 million for the fiscal year ended September 30, 2018, net gains resulting from foreign exchange translation of $0.2 million for the fiscal year ended September 30, 2017, and net losses resulting from foreign exchange translation of $46,000 for the fiscal year ended September 30, 2016.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill and intangible assets, useful lives of intangible assets, vendor specific objective evidence (“VSOE”) of fair value related to revenue recognition, and income taxes.
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
As a result of the acquisition of ICAR Vision Systems, S.L. ("ICAR"), the Company also generates revenues from the sale of hardware scanner boxes and servers. Revenue allocated to the delivered hardware and the related essential software is recognized at the time of sale provided the conditions for recognition of revenue have been met. Revenue allocated to post contract support is deferred and recognized on a straight-line basis over the estimated term of the support period.
Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan ("ESPP") shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the fiscal years ended September 30, 2018, 2017 and 2016, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive (amounts in thousands):

	2018	2017	2016
Stock options	2,806	569	1,259
RSUs	2,580	83	624
ESPP common stock equivalents	71	—	—
IDchecker closing shares	—	—	349
IDchecker earnout shares	—	24	—
Total potentially dilutive common shares outstanding	5,457	676	2,232
The computation of basic and diluted net income (loss) per share for the fiscal years ended September 30, 2018, 2017, and 2016 is as follows (amounts in thousands, except per share data):

	2018	2017	2016
Net income (loss)	$(11,807)	$14,092	$1,959
Weighted-average shares outstanding—basic	35,811	33,083	31,587
Common stock equivalents	—	2,454	2,232
Weighted-average shares outstanding—diluted	35,811	35,537	33,819
Net income (loss) per share:
Basic	$(0.33)	$0.43	$0.06
Diluted	$(0.33)	$0.40	$0.06
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds.
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2018, 2017, and 2016.

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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. The Company maintained an allowance for doubtful accounts of $262,000 and $31,000 as of September 30, 2018 and 2017, respectively.
Deferred Maintenance Fees
Deferred maintenance fees consist of capitalized costs associated with software maintenance fees paid to vendors who supply licenses and maintenance for software embedded in the Company’s products that it sells to customers. These software maintenance fees, which are included in prepaid expenses on the consolidated balance sheets, are typically billed annually to the Company and are amortized to cost of revenue-maintenance and professional services in the consolidated statements of operations and other comprehensive income (loss) over the maintenance period, which is typically one year.
Property and Equipment
Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2018 and 2017 (amounts shown in thousands):

	2018	2017
Property and equipment—at cost:
Leasehold improvements	$3,825	$1,128
Equipment	2,604	1,801
Capitalized internal-use software development costs	916	—
Furniture and fixtures	425	257
	7,770	3,186
Less: accumulated depreciation and amortization	(3,105)	(2,573)
Total property and equipment, net	$4,665	$613

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $0.6 million, $0.3 million, and $0.8 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.1 million, $0.2 million and $0.2 million for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.

Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets for the fiscal years ended September 30, 2018, 2017, and 2016.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2018 and 2017, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material. The Company had no amortization expense from capitalized software costs during the years ended September 30, 2018, 2017, or 2016.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.9 million of costs related to computer software developed for internal use during the year ended September 30, 2018. The Company did not capitalize any costs related to computer software developed for internal use during the year ended September 30, 2017. The Company recognized $0.1 million of amortization expense from internal use software during the year ended September 30, 2018. The Company had no amortization expense from internal use software during the years ended September 30, 2017 and 2016.

Goodwill and Purchased Intangible Assets
The Company’s goodwill resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews its goodwill and indefinite-lived intangible asset for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting (“ASC Topic 280”), management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2018, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of its common stock, par value $0.001 per share ("Common Stock"). For example, a significant decline in the price of the Company’s Common Stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot provide assurance that when it completes its future reviews of goodwill for impairment, a material impairment charge will not be recorded.

Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the years ended September 30, 2018, 2017, and 2016.

Deferred Revenue
Deferred revenues represent advance payments or billings for software licenses, professional services, and maintenance billed in advance of the time revenue is recognized. Deferred maintenance revenue represents customer billings, paid up front, generally annually at the beginning of each maintenance period, with revenue recognized ratably over such period. For certain other licensing arrangements, revenue attributable to undelivered elements, including post-contract customer support which typically includes telephone support and the right to receive unspecified upgrades and enhancements of software on a when-and-if-available basis, is based upon the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the term of the arrangement.
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
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR. These agreements are have repayment periods of five to twelve years and bear no interest. As of September 30, 2018, $0.8 million, was outstanding under these agreements and $0.3 million and $0.5 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
The Tax Cuts and Jobs Act of 2017 (the "Tax Act") significantly changes existing U.S. tax law and includes numerous provisions that affect the Company. See Note 6 of the consolidated financial statements for further discussion.
Stock-Based Compensation
The Company issues RSUs, stock options, and Senior Executive Long-Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur.
The Company assigns fair value to RSUs based on the closing stock price of its Common Stock on the date of grant.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $0.5 million, $0.3 million and $0.2 million during the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
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
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2018, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheet is an accumulated other comprehensive income (loss) of $(0.6) million and $0.1 million at September 30, 2018 and 2017, respectively.

Recently Adopted Accounting Pronouncements
In March 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718) (“ASU 2016-09”) which simplified certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows. The new standard requires excess tax benefits and tax deficiencies to be recorded in the consolidated statements of operations and other comprehensive income (loss) as a component of the provision for income taxes when stock awards vest or are settled. In addition, it eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The standard also provides an accounting policy election to account for forfeitures as they occur and clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement.
The Company adopted ASU 2016-09 prospectively as of October 1, 2017, resulting in net cumulative-effect adjustment to increase retained earnings by $8.3 million, primarily related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effect was recorded as an increase to deferred income taxes in the consolidated balance sheet.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract ("ASU 2018-15"), which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. ASU 2018-15 is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to eliminate, add, and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is currently evaluating how to apply the new guidance.
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under previously existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company is currently evaluating the effect that ASU No. 2018-02 will have on its financial statements and related disclosures. See Note 6 to the consolidated financial statements for additional information on the effects of the Tax Act on our financial position and result of operations, including provisional transitional adjustments that were recorded in the year ended September 30, 2018 related to the Tax Act.
In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU 2017-09"), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 requires entities to account for the effects of a modification unless the fair value, vesting conditions, and classification of the modified award are all the same as the original award immediately before the original award is modified. ASU 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company does not expect the adoption of ASU 2017-09 to have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit's carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 will be effective prospectively for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, or those beginning after January 1, 2017 if adopted early. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity's estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal 2020 and early adoption is permitted. In the original guidance the modified retrospective application was required, however, in July 2018 the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which permits entities to use another transition method. Under this optional transition method, the Company would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the timing of its adoption and the impact of adopting the new lease standard on its consolidated financial statements.
In May 2014, the FASB issued guidance codified in FASB ASC Topic 606, Revenue Recognition—Revenue from Contracts with Customers (“ASC Topic 606”), which amends the guidance in former ASC 605, Revenue Recognition. The Company has performed a review of the requirements of the new revenue standard and related ASUs and is monitoring the activity of the FASB and the transition resource group as it relates to specific interpretive guidance. The Company is reviewing customer contracts and is in the process of applying the new revenue standard to its key identified revenue streams included within either software revenue or Software as a Service (“SaaS”), maintenance, and consulting revenue and is comparing the results to its current accounting practices. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019. Entities have the option of adopting this new guidance using either a full retrospective or a modified approach with the cumulative effect of applying the guidance recognized at the date of initial application. The Company currently plans to adopt this accounting standard update using the modified retrospective approach, which will result in a cumulative effect adjustment to retained earnings as of October 1, 2018. Under this method, the Company would not restate the prior consolidated financial statements presented. However, the Company will be required to provide additional disclosures in fiscal 2019 related to the amount by which each relevant fiscal 2019 financial statement line item is affected by adoption of the new standard, and an explanation of the reasons for significant changes.
The Company is continuing to assess the impact of adopting ASC Topic 606 on the consolidated financial statements and believes the new standard will impact the following policies and disclosures:
•Timing of revenue recognition of license revenue on term licenses and transactional revenue on guaranteed minimum fees related to on-premises software products. Under the new standards, the Company expects to recognize revenue when control of the license is transferred to the customer, rather than at the date payments become due and payable or ratably over the term of the contract required under the current standard; and

•Accounting for commissions under the new standard will result in the deferral of incremental commission costs for obtaining contracts.
The Company expects a cumulative-effect adjustment to increase retained earnings by $1.2 million to $2.0 million, or $0.8 million to $1.4 million net of income tax, on October 1, 2018, primarily related to software that has been delivered but no revenue was previously recognized due to extended payment terms. The Company does not currently expect ASC Topic 606 to have a significant effect on the timing of revenue recognition for hardware or SaaS, maintenance, and consulting revenue.
No other new accounting pronouncement issued or effective during the year ended September 30, 2018 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. BUSINESS COMBINATIONS
A2iA Group II, S.A.S.
On May 23, 2018, the Company acquired all of the issued and outstanding shares of A2iA Group II, S.A.S. ("A2iA"), a simplified joint stock company formed under the laws of France, pursuant to a share purchase agreement, by and among the Company, each of the holders of outstanding shares of A2iA and Andera Partners, S.C.A., as representative of the sellers (the “A2iA Acquisition”). A2iA is a software development organization focused on delivering specialized and highly intelligent data extraction tools that enable customers to optimize their data capture, document processing, and workflow automation capabilities. Upon completion of the A2iA Acquisition, A2iA became a direct wholly owned subsidiary of the Company. The A2iA Acquisition extends Mitek’s global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
As consideration for the A2iA Acquisition, the Company (i) made a cash payment of $26.8 million, net of cash acquired; (ii) issued 2,514,588 shares, or $21.9 million, of the Company’s Common Stock; and (iii) incurred transaction related liabilities of $0.2 million.
The Company incurred $2.1 million of expense in connection with the A2iA Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
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
ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and a wholly owned subsidiary of the Company (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR, a company incorporated under the laws of Spain (the “ICAR Acquisition”), and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “Purchase Agreement”), by and among, the Company, Mitek Holding B.V., and each of the shareholders of ICAR (the “Sellers”). ICAR is a technology provider of identity fraud proofing and document management solutions for web, desktop, and mobile platforms. Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and an indirect wholly owned subsidiary of the Company. ICAR is a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition strengthens the Company’s position as a global digital identity verification powerhouse in the Consumer Identity and Access Management solutions market.
As consideration for the ICAR Acquisition, the Company agreed to an aggregate purchase price of up to $13.9 million, net of cash acquired. On October 16, 2017, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments; and (ii) issued to Sellers 584,291 shares, or $5.6 million, of Common Stock. In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the

Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on October 16, 2017, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company revises the estimated fair value of the Earnout Consideration. Accordingly, an additional $1.8 million of expense was recognized in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss) during the year ended September 30, 2018. In October 2018, the Company had determined that ICAR had achieved its revenue and net income targets for twelve-month period ending on September 30, 2018. As such the Company will pay $1.8 million in earnout consideration during the first quarter of Fiscal 2019.
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
Acquisitions are accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of A2iA and ICAR have been included in the accompanying consolidated financial statements since the date of each acquisition. The purchase price for both the A2iA Acquisition and the ICAR Acquisition have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of each acquisition, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The purchase accounting for the A2iA Acquisition remains preliminary as of September 30, 2018. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes. The final allocations of each such purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during the year ended September 30, 2018 (amounts shown in thousands):

	A2iA	ICAR	Total
Current assets	$3,929	$2,036	$5,965
Property, plant, and equipment	307	83	390
Intangible assets	28,610	6,407	35,017
Goodwill	24,867	6,936	31,803
Other non-current assets	1,177	87	1,264
Current liabilities	(2,564)	(1,652)	(4,216)
Deferred income tax liabilities	(7,503)	(1,602)	(9,105)
Other non-current liabilities	(7)	(828)	(835)
Net assets acquired	$48,816	$11,467	$60,283
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

The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired during the year ended September 30, 2018 (amounts shown in thousands, except for years):

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
The following table summarizes the Company’s unaudited pro forma financial information is presented as if the acquisitions occurred on October 1, 2016 (amounts shown in thousands):

	For the years ended September 30,
	2018	2017
Pro forma revenue	$78,130	$60,802
Pro forma net income (loss)	$(12,268)	$6,855
For the year ended September 30, 2018, revenue of $9.1 million and a net loss of $5.3 million related to the A2iA and ICAR businesses since the respective acquisition dates are included in the Company's consolidated statements of operations.

3. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2018 and 2017, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2018, 2017, and 2016. The Company recorded a net realized loss from the sale of available-for-sale securities of $49,000 during the year ended September 30, 2018. There were no realized gains or losses from the sale of available-for-sale securities during the years ended September 30, 2017 and 2016.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.
The following tables summarize investments by type of security as of September 30, 2018 and 2017, respectively (amounts shown in thousands):

September 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,693	$—	$(10)	$3,683
Corporate debt securities, short-term	4,779	—	(14)	4,765
Total	$8,472	$—	$(24)	$8,448

September 30, 2017:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,897	$—	$(3)	$3,894
Corporate debt securities, short-term	26,393	—	(8)	26,385
Corporate debt securities, long-term	3,785	—	(5)	3,780
Total	$34,075	$—	$(16)	$34,059

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
•Level 1—Quoted prices in active markets for identical assets or liabilities;
•Level 2—Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2018 and 2017 (amounts shown in thousands):

September 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,683	$3,683	$—	$—
Corporate debt securities
Financial	2,847	—	2,847	—
Industrial	1,918	—	1,918	—
Total assets at fair value	$8,448	$3,683	$4,765	$—
Liabilities:
Acquisition-related contingent consideration	3,051	—	—	3,051
Total liabilities at fair value	$3,051	$—	$—	$3,051

September 30, 2017:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,894	$3,894	$—	$—
Corporate debt securities
Financial	3,041	—	3,041	—
Industrial	9,503	—	9,503	—
Commercial paper
Financial	10,850	—	10,850	—
Industrial	2,991	—	2,991	—
Total short-term investments at fair value	30,279	3,894	26,385	—
Long-term investments:
Corporate debt securities
Financial	1,858	—	1,858	—
Industrial	1,922	—	1,922	—
Total assets at fair value	$34,059	$3,894	$30,165	$—
Liabilities:
Acquisition-related contingent consideration	354	—	—	354
Total liabilities at fair value	$354	$—	$—	$354

As of September 30, 2018, total acquisition-related contingent consideration related to the ICAR Acquisition of $1.8 million and $1.2 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$354
Issuance of contingent consideration	2,867
Expenses recorded due to changes in fair value	2,105
Payment of contingent consideration	(1,489)
Issuance of common stock	(710)
Foreign currency effect on contingent consideration	(76)
Balance at September 30, 2018	$3,051

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has goodwill balances of $34.4 million and $3.0 million at September 30, 2018 and 2017, respectively, representing the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350. The following table summarizes changes in the balance of goodwill during the year ended September 30, 2018 (amounts shown in thousands):

Balance at September 30, 2017	$3,014
Acquisition of ICAR	6,936
Acquisition of A2iA	24,867
Foreign currency effect on goodwill	(410)
Balance at September 30, 2018	$34,407
Intangible assets
Intangible assets include the value assigned to completed technologies, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from two to seven years. Intangible assets as of September 30, 2018 and 2017 are summarized as follows (amounts shown in thousands, except for years):

September 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$3,070	$17,271
Customer relationships	4.8 years	17,628	2,351	15,277
Trade names	4.5 years	618	219	399
Total intangible assets		$38,587	$5,640	$32,947

September 30, 2017:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.0 years	$2,370	$833	$1,537
Customer relationships	6.0 years	970	341	629
Trade names	5.0 years	230	99	131
Total intangible assets		$3,570	$1,273	$2,297

Amortization expense related to acquired intangible assets was $4.0 million, $0.6 million, and $0.6 million for fiscal years ended September 30, 2018, 2017, and 2016, respectively and is recorded in acquisition-related costs and expenses in the consolidated statements of operations.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2019	$7,219
2020	6,594
2021	6,318
2022	5,909
2023	3,879
Thereafter	3,028
Total	$32,947

5. STOCKHOLDERS’ EQUITY
Stock-based Compensation
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the fiscal years ended September 30, 2018, 2017, and 2016, which were allocated as follows (amounts shown in thousands):

	2018	2017	2016
Cost of revenue	$78	$52	$39
Selling and marketing	2,656	1,577	1,099
Research and development	1,801	1,028	660
General and administrative	4,415	2,821	2,281
Stock-based compensation expense included in expenses	$8,950	$5,478	$4,079
The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2018, 2017, and 2016 were based on the following assumptions:

	2018	2017	2016
Risk-free interest rate	2.04%	1.68% – 1.92%	1.43% – 1.66%
Expected life (years)	5.15	5.25	5.90
Expected volatility	60%	74%	83%
Expected dividends	—	—	—
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
As of September 30, 2018, the Company had $14.7 million of unrecognized compensation expense related to outstanding RSUs, stock options, and ESPP shares expected to be recognized over a weighted-average period of approximately 2.3 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of September 30, 2018, (i) stock options to purchase 1,776,798 shares of Common Stock, 2,137,338 RSUs, and 2,042,817 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 2,745,093 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 1,029,566 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2018, (i) 60,751 shares have been issued under the ESPP and (ii) 939,249 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The

Company recognized $0.2 million in stock-based compensation expense related to the ESPP during the year ended September 30, 2018.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of September 30, 2018, (i) 442,838 RSUs were outstanding under the Director Plan and (ii) 445,733 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2018, 2017, and 2016:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2015	3,647,705	$3.70	7.2
Granted	98,500	$4.51
Exercised	(661,663)	$2.67
Canceled	(69,168)	$4.51
Outstanding at September 30, 2016	3,015,374	$3.95	6.4
Granted	147,800	$7.06
Exercised	(235,514)	$2.92
Canceled	(81,794)	$3.59
Outstanding at September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(250,823)	$2.96
Canceled	(88,076)	$5.23
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
The Company recognized $1.4 million, $1.0 million, and $1.3 million in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2018, 2017, and 2016, respectively. As of September 30, 2018, the Company had $1.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.5 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the fiscal years ended September 30, 2018, 2017, and 2016 was $1.4 million, $1.4 million, and $3.3 million, respectively. The per-share weighted-average fair value of options granted during the fiscal years ended September 30, 2018, 2017, and 2016 was $4.56, $4.28, and $3.29, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2018 and 2017, was $8.7 million and $15.6 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity in the fiscal years ended September 30, 2018, 2017, and 2016:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2015	802,917	$4.49
Granted	1,536,000	$4.82
Settled	(261,621)	$4.77
Canceled	(31,127)	$4.19
Outstanding at September 30, 2016	2,046,169	$4.90
Granted	1,249,224	$6.61
Settled	(707,174)	$4.81
Canceled	(231,198)	$4.93
Outstanding at September 30, 2017	2,357,021	$5.65
Granted	1,184,906	$8.54
Settled	(745,197)	$5.26
Canceled	(216,554)	$7.39
Outstanding at September 30, 2018	2,580,176	$6.92

The cost of RSUs is determined using the fair value of the Company’s Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $5.9 million, $4.0 million, and $2.7 million in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2018, 2017, and 2016, respectively. As of September 30, 2018, the Company had approximately $11.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Senior Executive Performance RSUs
There were 2,042,817 Senior Executive Performance RSUs outstanding as of September 30, 2018. The Company recognized $1.5 million and $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, the Company had $1.9 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.1 years.
Closing Shares
On June 17, 2015, the Company completed the acquisition of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the "Closing Shares"). Vesting of these shares is subject to the continued employment of the founders of IDchecker and occurs over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares was determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized no stock-based compensation expense related to the Closing Shares in the year ended September 30, 2018. The Company recognized $1.2 million in stock-based compensation expense related to the Closing Shares for each of the years ended September 30, 2017 and 2016.
Earnout Shares
In connection with the acquisition of IDchecker, the Company issued 137,306 shares of Common Stock (the "Earnout Shares") to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 10 trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized $0.4 million, $0.4 million, and $0.3 million in stock-based compensation expense related to the Earnout Shares for the years ended September 30, 2018, 2017, and 2016, respectively.
Rights Agreement
 On October 23, 2018, the Company entered into the Rights Agreement and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right (the “Purchase Price”), subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement). Until a Right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.
At any time prior to the time any Person becomes an Acquiring Person (as defined in the Rights Agreement), the Board may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.
The Rights will expire on the earlier of (i) the close of business on October 22, 2021, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, and (iv) if the Rights Agreement has not been approved by the stockholders prior to the conclusion of the Company’s 2019 Annual Meeting of Stockholders, the close of business on such date.
6. INCOME TAXES
Recent Tax Legislation
The Tax Act was enacted on December 22, 2017. The Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018.
In conjunction with the tax law changes, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. In these instances, an entity can record provisional amounts in its financial statements for the income tax effects for which a reasonable estimate can be determined. For items for which a reasonable estimate cannot be determined, an entity should continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Tax Act being enacted. In accordance with SAB 118, the Company has determined that the re-measurement of deferred tax assets and liabilities were provisional amounts and reasonable estimates at September 30, 2018.
Due to the Company’s fiscal year end, the Company is subject to transitional tax rate rules. Therefore, the blended rate of 24.3% was computed as effective for the fiscal year ended September 30, 2018. Also, as a result of the Tax Act, the Company has remeasured its deferred tax assets based on the rates at which they are expected to reverse in the future, resulting in a reduction in the net deferred tax asset balance of $4.9 million. The decrease in the Company’s tax rate is primarily due to the impact of the Tax Act.
Provision for Income Taxes
Income (loss) before income taxes for the years ended September 30, 2018, 2017, and 2016 is comprised of the following (amounts shown in thousands):

	2018	2017	2016
Domestic	$(1,584)	$4,057	$2,732
Foreign	(7,157)	(886)	(774)
Total	$(8,741)	$3,171	$1,958
For the years ended September 30, 2018, 2017, and 2016 the income tax benefit (provision) was as follows (amounts shown in thousands):

	2018	2017	2016
Federal—current	$(87)	$(127)	$(129)
Federal—deferred	(4,537)	8,291	—
State—current	(26)	(20)	(16)
State—deferred	773	2,748	—
Foreign—current	(270)	29	146
Foreign—deferred	1,081	—	—
Total	$(3,066)	$10,921	$1
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2018 and 2017 are as follows (amounts shown in thousands):

	2018	2017
Deferred tax assets:
Stock-based compensation	$3,067	$3,671
Net operating loss carryforwards	8,568	3,453
Research credit carryforwards	3,890	3,171
AMT credit carryforwards	—	392
Foreign net operating losses	—	386
Other, net	354	770
Total deferred assets	15,879	11,843
Deferred tax liabilities:
Intangibles	(181)	(393)
Foreign deferred liabilities	(8,032)	(280)
Net deferred tax asset	7,666	11,170
Valuation allowance for net deferred tax assets	(472)	(105)
Net deferred tax asset	$7,194	$11,065
The net change in the total valuation allowance for the fiscal years ended September 30, 2018 and 2017 was an increase of $0.4 million and a decrease of $10.1 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets may be realized for all deferred tax assets with the exception of the net foreign deferred tax assets at Mitek Systems B.V.
As of September 30, 2018, the Company has available net operating loss carryforwards of $27.6 million for federal income tax purposes, which will start to expire in 2032. The net operating losses for state purposes are $30.2 million and will begin to expire in 2028. As of September 30, 2018, the Company has available federal research and development credit carryforwards, net of reserves, of $2.2 million. The federal research and development credits will start to expire in 2022. As of September 30, 2018, the Company has available California research and development credit carryforwards, net of reserves, of $1.9 million, which do not expire.
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
The Company adopted ASU 2016-09 prospectively as of October 1, 2017, resulting in net cumulative-effect adjustment to increase retained earnings by $8.3 million, primarily related to the recognition of the previously unrecognized excess tax benefits using the modified retrospective method. The previously unrecognized excess tax effects were recorded as an increase to deferred income taxes in the consolidated balance sheets.
Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2018, 2017, and 2016 (amounts shown in thousands):

	2018	2017	2016
Amount computed using statutory rate	$2,122	$(1,078)	$(666)
Net change in valuation allowance for net deferred tax assets	(367)	10,058	1,889
AMT and other	(191)	20	(148)
Foreign rate differential	22	(169)	(70)
Non-deductible items	(276)	(370)	(1,136)
State income tax	50	(34)	(15)
Foreign net operating loss	—	—	147
Impact of tax reform on deferred taxes	(4,901)	—	—
Research and development credits	475	2,494	—
Income tax benefit (provision)	$(3,066)	$10,921	$1
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended September 30, 2018, 2017, and 2016 (amounts shown in thousands):

	2018	2017	2016
Gross unrecognized tax benefits at the beginning of the year	$1,181	$—	$—
Additions from tax positions taken in the current year	140	140	—
Additions from tax positions taken in prior years	—	1,041	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$1,321	$1,181	$—
Of the total unrecognized tax benefits at September 30, 2018, $1.3 million will impact the Company's effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next 12 months.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2018, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to income taxation in the U. S. at the Federal and state levels. All tax years are subject to examination by U.S., California, and other state tax authorities due to the carryforward of unutilized net operating losses and tax credits. The Company is also subject to foreign income taxes in the countries in which it operates. The Company is not currently under examination by any taxing authorities.
7. COMMITMENTS AND CONTINGENCIES
Claim Against ICAR
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the sale of the shares in ICAR to Mitek Holding B.V.
ICAR responded to the claim on September 7, 2018 and the court process is ongoing.
The amount claimed is €0.8 million (or $0.9 million), plus the interests accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 25% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $123,000, $121,000, and $91,000 for the fiscal years ended September 30, 2018, 2017, and 2016, respectively.
Facility Lease
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2018, the unamortized balance of the lease incentives was $0.8 million, of which $0.1 million has been included in other current liabilities and $0.7 million has been included in other non-current liabilities. The offices of A2iA are located in Paris, France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rent of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of Mitek Systems B.V. are located in Amsterdam, The Netherlands and the term of such lease continues through December 31, 2022 with annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $82,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with annual base rent of approximately €0.1 million (or approximately $0.1 million) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Future annual minimum rental payments payable under the facility and other operating leases are as follows (shown in thousands):

Years ended September 30:
2019	$2,061
2020	1,509
2021	1,964
2022	1,567
2023	1,363
Thereafter	942
Total	$9,406
Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2018, 2017, and 2016 totaled $1.7 million, $0.6 million and $0.3 million, respectively.

Revolving Credit Facility
On May 3, 2018, the Company and IDchecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver: (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of September 30, 2018.

8. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the year ended September 30, 2018, the Company derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10%, respectively, of the Company’s total revenue. For year ended September 30, 2017, the Company derived revenue of $10.4 million from one customer, with such customer accounting for 23% of the Company's total revenue. For the year ended September 30, 2016, the Company derived revenue of $6.3 million from one customer, with such customer accounting for 18% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.7 million, $1.3 million, and $1.0 million at September 30, 2018, 2017 and 2016, respectively.
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
International sales accounted for approximately 27%, 14%, and 15% of the Company’s total revenue for the years ended September 30, 2018, 2017, and 2016, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the years ended September 30, 2018, 2017, and 2016, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

9. QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for 2018, 2017, and 2016 (shown in thousands except per share data):

	2018
	1	2	3	4
Revenue	$12,136	$14,277	$16,109	$21,037
Cost of revenue	1,617	1,717	2,678	2,674
Operating expenses	12,831	13,825	16,294	19,729
Operating loss	(2,312)	(1,265)	(2,863)	(1,366)
Other income (expense), net	190	204	(1,351)	22
Income tax benefit (provision)	(3,614)	(99)	1,430	(783)
Net loss	$(5,736)	$(1,160)	$(2,784)	$(2,127)
Net loss per share:
Net loss per share—basic	$(0.17)	$(0.03)	$(0.08)	$(0.06)
Shares used in calculating net loss per share—basic	34,207	34,976	36,190	37,858
Net loss per share—diluted	$(0.17)	$(0.03)	$(0.08)	$(0.06)
Shares used in calculating net loss per share—diluted	34,207	34,976	36,190	37,858

	2017
	1	2	3	4
Revenue	$9,269	$11,419	$11,798	$12,904
Cost of revenue	891	830	1,182	1,138
Operating expenses	9,050	9,365	10,132	10,033
Operating income (loss)	(672)	1,224	484	1,733
Other income, net	65	67	149	121
Income tax benefit (provision)	—	(74)	(17)	11,012
Net income (loss)	$(607)	$1,217	$616	$12,866
Net income (loss) per share:
Net income (loss) per share—basic	$(0.02)	$0.04	$0.02	$0.38
Shares used in calculating net income (loss) per share—basic	32,377	32,786	33,024	33,522
Net income (loss) per share—diluted	$(0.02)	$0.03	$0.02	$0.35
Shares used in calculating net income (loss) per share—diluted	32,377	34,815	35,610	36,251

	2016
	1	2	3	4
Revenue	$7,404	$8,522	$9,105	$9,670
Cost of revenue	942	720	793	940
Operating expenses	6,804	7,171	7,618	7,889
Operating income (loss)	(342)	631	694	841
Other income, net	36	30	45	23
Income tax benefit (provision)	(16)	(79)	—	96
Net income (loss)	$(322)	$582	$739	$960
Net income (loss) per share:
Net income (loss) per share—basic	$(0.01)	$0.02	$0.02	$0.03
Shares used in calculating net income (loss) per share—basic	31,094	31,326	31,823	32,086
Net income (loss) per share—diluted	$(0.01)	$0.02	$0.02	$0.03
Shares used in calculating net income (loss) per share—diluted	31,094	33,134	34,532	34,860