Form 10-Q
period 2018-12-31
MITEK SYSTEMS INC
filed 2019-02-08
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 38,734,691 shares of the registrant’s common stock outstanding as of January 31, 2019.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2018

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2018 (Unaudited)	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,437	$9,028
Short-term investments	9,248	8,448
Accounts receivable, net	12,831	16,821
Prepaid expenses	2,096	2,278
Other current assets	2,455	1,053
Total current assets	37,067	37,628
Property and equipment, net	4,779	4,665
Intangible assets, net	30,742	32,947
Goodwill	34,058	34,407
Deferred income tax assets	16,716	15,356
Other non-current assets	2,815	2,147
Total assets	$126,177	$127,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,507	3,573
Accrued payroll and related taxes	6,202	7,915
Deferred revenue, current portion	4,655	4,792
Acquisition-related contingent consideration	1,823	1,849
Other current liabilities	2,023	2,278
Total current liabilities	19,210	20,407
Deferred revenue, non-current portion	407	485
Deferred income tax liabilities	8,055	8,162
Other non-current liabilities	2,937	2,702
Total liabilities	30,609	31,756
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 38,638,816 and 37,961,224 issued and outstanding, as of December 31, 2018 and September 30, 2018, respectively	39	38
Additional paid-in capital	120,199	116,944
Accumulated other comprehensive loss	(1,397)	(586)
Accumulated deficit	(23,273)	(21,002)
Total stockholders’ equity	95,568	95,394
Total liabilities and stockholders’ equity	$126,177	$127,150

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2018	2017
Revenue
Software and hardware	$9,995	$7,206
Service and other	7,688	4,930
Total revenue	17,683	12,136
Operating costs and expenses
Cost of revenue—software and hardware	845	719
Cost of revenue—service and other	2,033	898
Selling and marketing	7,208	4,775
Research and development	4,488	3,280
General and administrative	5,842	3,517
Acquisition-related costs and expenses	1,827	1,259
Total operating costs and expenses	22,243	14,448
Operating loss	(4,560)	(2,312)
Other income, net	14	190
Loss before income taxes	(4,546)	(2,122)
Income tax benefit (provision)	1,355	(3,614)
Net loss	$(3,191)	(5,736)
Net loss per share—basic and diluted	$(0.08)	$(0.17)
Shares used in calculating net loss per share—basic and diluted	38,247	34,207
Other comprehensive loss
Net loss	$(3,191)	(5,736)
Foreign currency translation adjustment	(824)	189
Unrealized gain (loss) on investments	13	(59)
Other comprehensive loss	$(4,002)	(5,606)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands except per share)

	Three Months Ended December 31, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	135	—	586	—	—	586
Settlement of restricted stock units	543	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,670	—	—	2,670
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(3,191)	—	(3,191)
Currency translation adjustment	—	—	—	—	(824)	(824)
Change in unrealized gain on investments	—	—	—	—	13	13
Total other comprehensive loss						(4,002)
Balance, December 31, 2018	38,639	$39	$120,199	$(23,273)	$(1,397)	$95,568

	Three Months Ended December 31, 2017
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	63	—	137	—	—	137
Settlement of restricted stock units	450	—	—	—	—	—
Acquisition-related shares issued	666	1	5,607			5,608
Stock-based compensation expense	—	—	1,889	—	—	1,889
Amortization of closing shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(5,736)	—	(5,736)
Currency translation adjustment	—	—	—	—	189	189
Change in unrealized loss on investments	—	—	—	—	(59)	(59)
Total other comprehensive loss						(5,606)
Balance, December 31, 2017	34,903	$35	$87,020	$(14,931)	$277	$72,401

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2018	2017
Operating activities:
Net loss	$(3,191)	$(5,736)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	2,670	1,889
Amortization of closing and earnout shares	—	355
Amortization of intangible assets	1,774	484
Depreciation and amortization	373	91
Amortization of investment premiums and other	(9)	(46)
Deferred taxes	(1,631)	4,417
Changes in assets and liabilities:
Accounts receivable	3,925	3,065
Other assets	(733)	(1,549)
Accounts payable	943	307
Accrued payroll and related taxes	(1,809)	(1,389)
Deferred revenue	(205)	(326)
Other liabilities	189	1,005
Net cash provided by operating activities	2,296	2,567
Investing activities:
Purchases of investments	(1,728)	(15,391)
Sales and maturities of investments	950	9,950
Acquisitions, net of cash acquired	—	(2,991)
Purchases of property and equipment	(508)	(216)
Net cash used in investing activities	(1,286)	(8,648)
Financing activities:
Proceeds from the issuance of equity plan common stock	586	137
Principal payments on other borrowings	(164)	—
Net cash provided by financing activities	422	137
Foreign currency effect on cash and cash equivalents	(23)	(4)
Net increase (decrease) in cash and cash equivalents	1,409	(5,948)
Cash and cash equivalents at beginning of period	9,028	12,289
Cash and cash equivalents at end of period	$10,437	$6,341
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$69	$9
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$13	$(59)

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
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S."), Canada, the United Kingdom, and Australia for mobile check deposit. Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. The Company's Mobile Deposit® solution has now processed over two billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering regulatory requirements, and to improve the overall customer experience for digital onboarding. To sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of the Company's solutions, but marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors are showing accelerated adoption. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify™ and applies artificial intelligence to increase automation and speed of approvals of identification documents.
The core of the Company's user experience is Mitek MiSnap™, a touch-free automated capture technology which can be incorporated across product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill™, Mitek's mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
CheckReader™, which the Company acquired through the acquisition of A2iA (as defined below), enables financial institutions to automatically extract data from a check image received across all deposit channels – branch, ATM, Remote Deposit Capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and reduces costs formerly incurred before images could be exchanged.
ID_CLOUD™ is a fully automated identity verification solution that can be integrated into a customers’ application to instantly read and validate identity documents. ID_CLOUD™ automated technology enables global enterprises to improve their customer acquisition technology while meeting AML requirements in a safe and cost-effective manner. This solution is available in the cloud, via mobile websites, and desktop applications. Additionally, a version of ID_CLOUD™ is available that works locally on a desktop which is connected to a propriety hardware scanner for reading and validating identity documents.ID_CLOUD™ is a fully automated identity verification solution that can be integrated into a customers’ application to instantly read and validate identity documents. ID_CLOUD™ automated technology enables global enterprises to improve their customer acquisition technology while meeting AML requirements in a safe and cost-effective manner. This solution is available in the cloud, via mobile websites, and desktop applications. Additionally, a version of ID_CLOUD™ is available that works locally on a desktop which is connected to a propriety hardware scanner for reading and validating identity documents.

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
As of December 31, 2018, the Company has been granted 49 patents and it has an additional 21 patent applications pending.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of December 31, 2018 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 14, 2018.
Results for the three months ended December 31, 2018 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $0.8 million for the three months ended December 31, 2018 and a net gain resulting from foreign exchange translation of $0.2 million for the three months ended December 31, 2017.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, standalone selling price related to revenue recognition, contingent consideration, and income taxes.
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue primarily from the delivery of licenses (to both on premise and transactional software as a service ("SaaS") products) and related services, as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 2 of the consolidated financial statements for additional details.
Net Loss Per Share
The Company calculates net loss per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net loss per share is based on the weighted-average number of common shares outstanding during the period. Diluted net loss per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss is the same.
For the three months ended December 31, 2018 and 2017, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2018	2017
Stock options	3,033	3,062
RSUs	2,949	2,786
ESPP common stock equivalents	70	—
Total potentially dilutive common shares outstanding	6,052	5,848

The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2018	2017
Net loss	$(3,191)	$(5,736)
Weighted-average shares outstanding—basic	38,247	34,207
Common stock equivalents	—	—
Weighted-average shares outstanding—diluted	38,247	34,207
Net loss per share:
Basic	$(0.08)	$(0.17)
Diluted	$(0.08)	$(0.17)
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive loss. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2018 and 2017.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs of the allowance for doubtful accounts for the three months ended December 31, 2018 and 2017.

The Company maintained an allowance for doubtful accounts of $0.4 million and $0.3 million as of December 31, 2018 and September 30, 2018, respectively.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2018 and 2017, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the three months ended December 31, 2018 and 2017.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $49,000 and $54,000 of costs related to computer software developed for internal use during the three months ended December 31, 2018 and 2017, respectively. The Company had $81,000 in amortization expense from internal use software during the three months ended December 31, 2018 and no amortization expense from internal use software during the three months ended December 31, 2017.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. No such events or circumstances have occurred since the last impairment assessment was performed.
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believes this represents the best evidence of fair value. In the fourth quarter of fiscal 2018, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of the Company’s common stock, par value $0.001 per share (“Common Stock”). For example, a significant decline in the price of the Common Stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.
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

Income Taxes
The Company accounts for income taxes in accordance with FASB ASC Topic 740, Income Taxes. Deferred tax assets and liabilities arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.
Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 7 of the consolidated financial statements for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 7 of the consolidated financial statements for additional details.
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and Senior Executive Long Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. Forfeitures are recorded as they occur.
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
The Company estimates the fair value of Senior Executive Performance RSUs, performance options, and similar awards using the Monte-Carlo simulation. The Monte-Carlo simulation requires subjective assumptions, including the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 20-trading-day average stock price.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2018, $0.6 million was outstanding under these agreements and $0.2 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2018, $0.8 million was outstanding under these agreements and $0.3 million and $0.5 million was recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $1.4 million and $0.6 million at December 31, 2018 and September 30, 2018, respectively.

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Entities must apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-16 in the first quarter of 2019, and the adoption did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued guidance codified in ASC 606, to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted ASC 606 on October 1, 2018 for all contracts that were not completed as of the adoption date using the modified retrospective method and the practical expedient was not applied. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the impact of the adoption of the new revenue standard to be immaterial to our net income on an ongoing basis.
See Note 2 of the consolidated financial statements for additional details on the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
Change in Significant Accounting Policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in its consolidated financial statements. The details of the significant changes and quantitative impact of the changes are disclosed below.
Contract Assets and Liabilities
The Company previously recognized license revenue on term licenses and transactional SaaS revenue on the date payments become due and payable. Under ASC 606, the Company recognizes revenue when control of the license or transactional SaaS service is transferred to the customer. The Company records a contract asset when the revenue is recognized prior to the date payments become due.
Contract assets that are expected to be paid within one year are recorded in other current assets on the consolidated balance sheets. All other contracts assets are recorded in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue. When the performance obligation is expected to be fulfilled within one year, the deferred revenue is recorded in current liabilities in the consolidated balance sheet. When the performance obligation is expected to be fulfilled beyond one year, the deferred revenue is recorded in non-current liabilities in the consolidated balance sheet. The Company reports net contract asset or liability positions on a contract-by-contract basis at the end of each reporting period.
Contract Acquisition Costs
The Company previously recognized commission costs in the period earned if the contract was for one year or less. Under ASC 606, when the commission rate for a customer renewal is not commensurate with the commission rate for a new contract, the commission is capitalized if expected to be recovered. Such costs are capitalized on a contract by contract basis and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. Contract acquisition costs are recorded in other current and non-current assets in the consolidated balance sheets.

Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes made to the consolidated balance sheet as of October 1, 2018 due to the adoption of ASC 606 (amounts in thousands):

	Balance at September 30, 2018	Adjustments Due to the Adoption of ASC 606	Balance at October 1, 2018
Assets
Other current assets	$1,053	$169	$1,222
Deferred income tax asset	15,356	(267)	15,089
Other non-current assets	2,147	507	2,654

Liabilities
Deferred revenue, current portion	4,792	(511)	4,281
Deferred revenue, non-current portion	485	—	485

Equity
Accumulated deficit	$(21,002)	$920	$(20,082)

The following tables summarizes the impacts of ASC 606 adoption on the Company's consolidated financial statements as of and for the three months ended December 31, 2018 (amounts in thousands except per share data):

Consolidated Statement of Operations
	Impact of changes in accounting policies
Three Months Ended December 31, 2018:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$9,995	$(690)	$9,305
Service and other	7,688	—	7,688
Total revenue	17,683	(690)	16,993

Operating expenses
Selling and marketing	$7,208	$11	$7,219

Consolidated Balance Sheet
	Impact of changes in accounting policies
December 31, 2018:	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Other current assets	$2,455	$(772)	$1,683
Deferred income tax asset	16,716	424	17,140
Other non-current assets	2,815	(517)	2,298

Liabilities
Deferred revenue, current portion	4,655	599	5,254
Deferred revenue, non-current portion	407	—	407

Equity
Accumulated deficit	$(23,273)	$(1,464)	$(24,737)

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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under previously existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.
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
No other new accounting pronouncement issued or effective during the three months ended December 31, 2018 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and evidence of a contract exists. Hardware revenue is recognized in the period that the hardware is shipped.
Service and Other
Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. The Company recognizes services and other revenue over the period in which such services are performed. The Company’s model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee and / or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of the Company’s services, at which point the up-front fee is recognized ratably over the life of the customer arrangement. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
Significant Judgments in Application of the Guidance
The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:
Identification of Performance Obligations
For contracts that contain multiple performance obligations, which include combinations of software licenses, maintenance, and services, the Company accounts for individual goods or services as a separate performance obligation if they are distinct. The good or service is distinct if the good or service separately identifiable from other items in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
Determination of Transaction Price
The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring products or services to the customer. The Company includes any fixed charges within its contracts as part of the total transaction price. To the extent that variable consideration is not constrained, the Company includes an estimate of the variable amount, as appropriate, within the total transaction price and updates its assumptions over the duration of the contract. As a practical expedient, the Company does not adjust the transaction price for the effects of a significant financing component if, at contract inception, the period between customer payment and the transfer of goods or services is expected to be one year or less.
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted.
Allocation of Transaction Price
The transaction price, including any discounts, is allocated between separate goods and services in contracts that contain multiple performance obligations based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are observable selling prices for professional services and support and maintenance, the Company may apply the residual approach to estimate the standalone selling price of software licenses. In certain situations, primarily transactional SaaS revenue described above, the Company allocates variable consideration to a series of distinct goods or services within a contract. The Company allocates variable payments to one or more, but not all, of the distinct goods or services or to a series of distinct goods or services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct good or service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to its customer.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2018	2017
Major product category
Deposits software and hardware	$9,050	$5,147
Deposits services and other	2,820	1,954
Deposits revenue	11,870	7,101
Identity verification software and hardware	945	2,059
Identity verification services and other	4,868	2,976
Identity verification revenue	5,813	5,035
Total revenue	17,683	12,136

Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2018	October 1, 2018
Contract assets, current	$772	$169
Contract assets, non-current	507	507
Contract liabilities, current	4,655	4,792
Contract liabilities, non-current	$407	$485

Contract assets, reported within other current and long-term assets in the consolidated balance sheet, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $2.3 million of revenue during the three months ended December 31, 2018 that was included in the contract liability balance at the beginning of the period.
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.2 million and $1.0 million at December 31, 2018 and October 1, 2018, respectively.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.1 million during the three months ended December 31, 2018. There was no impairment loss recognized during the three months ended December 31, 2018 related to capitalized contract costs.

3. BUSINESS COMBINATIONS
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
The Company incurred $2.2 million of expense in connection with the A2iA Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive loss.
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
As consideration for the ICAR Acquisition, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments; and (ii) issued to Sellers of 584,291 shares, or $5.6 million, of Common Stock. In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on October 16, 2017, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company evaluates the estimated fair value of the Earnout Consideration and revises if necessary.
The Company incurred $0.5 million of expense in connection with the ICAR Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive loss.
On October 16, 2017, the Company deposited $1.5 million of cash into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In April 2018, the Q4 Consideration of $1.5 million was deposited into the escrow fund. The escrow fund will be maintained for up to 24 months following the completion of the ICAR Acquisition or until such earlier time as the escrow fund is exhausted. As a result of the achievement of earnout targets during fiscal 2018, the Company paid $1.8 million in January 2019.
The Company used cash on hand for cash paid on October 16, 2017, and under the terms of the Purchase Agreement, the Company has agreed to guarantee the obligations of Mitek Holding B.V. thereunder.
Acquisitions are accounted for using the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of A2iA and ICAR have been included in the accompanying consolidated financial statements since the date of each acquisition. The purchase price for both the A2iA Acquisition and the ICAR Acquisition have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of each acquisition, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes of A2iA. The final allocations of each such purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed during the year ended September 30, 2018 (amounts shown in thousands):

	A2iA	ICAR	Total
Current assets	$3,929	$2,036	$5,965
Property, plant, and equipment	307	83	390
Intangible assets	28,610	6,407	35,017
Goodwill	24,991	6,936	31,927
Other non-current assets	1,177	87	1,264
Current liabilities	(2,688)	(1,652)	(4,340)
Deferred income tax liabilities	(7,503)	(1,602)	(9,105)
Other non-current liabilities	(7)	(828)	(835)
Net assets acquired	$48,816	$11,467	$60,283

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
The following table summarizes the Company’s unaudited pro forma financial information presented as if the acquisitions occurred on October 1, 2017 (amounts shown in thousands):

	Three Months Ended December 31,
	2018	2017
Pro forma revenue	$18,897	$17,321
Pro forma net loss	$(1,980)	$(5,975)

4. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2018 and September 30, 2018, respectively (amounts shown in thousands):

December 31, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,698	$—	$(2)	$3,696
Corporate debt securities, short-term	5,561	—	(9)	5,552
Total	$9,259	$—	$(11)	$9,248

September 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,693	$—	$(10)	$3,683
Corporate debt securities, short-term	4,779	—	(14)	4,765
Total	$8,472	$—	$(24)	$8,448

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2018 and September 30, 2018, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2018 and 2017. There were no realized gains or losses from the sale of available-for-sale securities during the three months ended December 31, 2018 and 2017.
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
•Level 2—Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2018 and September 30, 2018, respectively (amounts shown in thousands):

December 31, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,696	$3,696	$—	$—
Corporate debt securities
Financial	2,246	—	2,246	—
Industrial	1,922	—	1,922	—
Commercial paper
Financial	1,384	—	1,384	—
Total assets at fair value	$9,248	$3,696	$5,552	$—
Liabilities:
Acquisition-related contingent consideration	3,007	—	—	3,007
Total liabilities at fair value	$3,007	$—	$—	$3,007

September 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,683	$3,683	$—	$—
Corporate debt securities
Financial	2,847	—	2,847	—
Industrial	1,918	—	1,918	—
Total assets at fair value	$8,448	$3,683	$4,765	$—
Liabilities:
Acquisition-related contingent consideration	3,051	—	—	3,051
Total liabilities at fair value	3,051	—	—	3,051
As of December 31, 2018, acquisition-related contingent consideration of $1.8 million and $1.2 million is recorded in other current liabilities and non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2018 (amounts shown in thousands):

Balance at September 30, 2018	$3,051
Foreign currency effect on contingent consideration	(44)
Balance at December 31, 2018	$3,007

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $34.1 million at December 31, 2018, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2018 (amounts shown in thousands):

Balance at September 30, 2018	$34,407
A2iA purchase accounting adjustment	121
Foreign currency effect on goodwill	(470)
Balance at December 31, 2018	$34,058
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of December 31, 2018 and September 30, 2018, respectively, are summarized as follows (amounts shown in thousands, except for years):

December 31, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$4,113	$16,228
Customer relationships	4.8 years	17,628	3,472	14,156
Trade names	4.5 years	618	260	358
Total intangible assets		$38,587	$7,845	$30,742

September 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$3,070	$17,271
Customer relationships	4.8 years	17,628	2,351	15,277
Trade names	4.5 years	618	219	399
Total intangible assets		$38,587	$5,640	$32,947

Amortization expense related to acquired intangible assets was $1.8 million and $0.5 million for the three months ended December 31, 2018 and 2017, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive loss.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2019 (remaining nine months)	$5,345
2020	6,510
2021	6,238
2022	5,835
2023	3,830
2024	1,813
Thereafter	1,171
Total	$30,742

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2018	2017
Cost of revenue	$44	$18
Selling and marketing	791	641
Research and development	434	367
General and administrative	1,401	863
Stock-based compensation expense included in expenses	$2,670	$1,889

The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2018 and 2017 were based on the following assumptions:

	Three Months Ended December 31, 2018	Three Months Ended December 31, 2017
Risk-free interest rate	2.88% – 3.08%	2.04%
Expected life (years)	5.57	5.15
Expected volatility	57%	60%
Expected dividends	None	None

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
As of December 31, 2018, the Company had $25.5 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”) upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of December 31, 2018, (i) stock options to purchase 1,887,915 shares of Common Stock, 2,437,539 RSUs and 2,017,817 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 433,201 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 972,566 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2018, (i) 60,751 shares were outstanding under the ESPP and (ii) 939,249 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $79,000 in stock-based compensation expense related to the ESPP in the three months ended December 31, 2018.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of December 31, 2018, (i) 416,868 RSUs were outstanding under the Director Plan and (ii) 366,701 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2018:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	364,368	$9.50
Exercised	(134,727)	$4.35
Canceled	(3,345)	$4.27
Outstanding at December 31, 2018	3,032,660	$4.94	5.3

The Company recognized $0.2 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had $2.9 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 3.4 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2018 and 2017 was $0.8 million and $0.4 million, respectively. The per-share weighted-average fair value of options granted during the three months ended December 31, 2018 was $4.35. The aggregate intrinsic value of options outstanding as of December 31, 2018 and September 30, 2018, was $16.7 million and $8.7 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2018:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	995,430	$9.50
Settled	(542,865)	$6.04
Canceled	(83,594)	$7.40
Outstanding at December 31, 2018	2,949,147	$7.95

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.0 million and $1.2 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had $19.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Senior Executive Performance RSUs
There were 2,017,817 Senior Executive Performance RSUs outstanding as of December 31, 2018. The Company recognized $0.2 million and $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the three months ended December 31, 2018 and 2017, respectively. As of December 31, 2018, the Company had $1.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of the Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.1 million in stock-based compensation expense related to outstanding Performance Options in the three months ended December 31, 2018. As of December 31, 2018, the Company had $2.3 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 2.8 years.

Earnout Shares
On June 17, 2015, the Company completed the acquisition of IDchecker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “IDchecker”). In connection with the acquisition of IDchecker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by IDchecker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by IDchecker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10-trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized $0.4 million in stock-based compensation expense related to the Earnout Shares for the three months ended December 31, 2017.
Rights Agreement
On October 23, 2018, the Company entered into the Section 382 Rights Agreement (the "Rights Agreement") and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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

7. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes in the annual effective tax rate are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management’s ability to accurately predict the portion of loss before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions. The annual effective tax rate differs from the U.S. statutory rate primarily due to state taxes.
For the three months ended December 31, 2018, the Company recorded an income tax benefit of $1.4 million, which yielded an effective tax rate of 30%.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 22.5% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2018 is primarily due to foreign taxes, state taxes, and the impact of federal and state research and development credits on its tax provision.

8. COMMITMENTS AND CONTINGENCIES
Claim Against ICAR
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the ICAR Acquisition.
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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of December 31, 2018, the unamortized balance of the lease incentives was $0.8 million, of which $0.1 million has been included in other current liabilities and $0.6 million has been included in other non-current liabilities. The offices of A2iA are located in France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rent of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of IDchecker are located in the Netherlands and the term of such lease continues through December 31, 2023 with annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $80,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with annual base rent of approximately €0.1 million (or approximately $0.1 million) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of December 31, 2018.

9. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended December 31, 2018, the Company derived revenue of $5.5 million from two customers, with such customers accounting for 20% and 11%, respectively, of the Company’s total revenue. For the three months ended December 31, 2017, the Company derived revenue of $2.5 million from one customer, with such customer accounting for 21% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.9 million and $1.2 million at December 31, 2018 and 2017, respectively.

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
International sales accounted for approximately 35% of the Company’s total revenue for the three months ended December 31, 2018. International sales accounted for approximately 29% of the Company’s total revenue for the three months ended December 31, 2017.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three months ended December 31, 2018 and 2017, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the SEC on December 14, 2018 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S."), Canada, the United Kingdom, and Australia for mobile check deposit. Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over two billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
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

The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology which can be incorporated across our product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill™, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill™, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
CheckReader™, which we acquired through the acquisition of A2iA (as defined below), enables financial institutions to automatically extract data from a check image received across all deposit channels – branch, ATM, Remote Deposit Capture ("RDC"), and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and reduces costs formerly incurred before images could be exchanged.
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
We market and sell our products and services worldwide through internal, direct sales teams located in the U.S., Canada, Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
First Quarter Fiscal 2019 Highlights
•Revenues for the three months ended December 31, 2018 were $17.7 million, an increase of 46% compared to revenues of $12.1 million in the three months ended December 31, 2017.
•Net loss was $3.2 million, or $0.08 per share, during the three months ended December 31, 2018, compared to net loss of $5.7 million, or $0.17 per share, during the three months ended December 31, 2017.
•Cash provided by operating activities was $2.3 million for the three months ended December 31, 2018, compared to $2.6 million for the three months ended December 31, 2017.
•We added new patents to our portfolio during fiscal 2019 bringing our total number of issued patents to 49 as of December 31, 2018. In addition, we have 21 domestic and international patent applications pending as of December 31, 2018.
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
Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR Vision Systems, S.L., ("ICAR") (the “ICAR Acquisition”) and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $13.9 million, net of cash acquired. On closing, $3.0 million was paid in cash, net of cash acquired and $5.6 million in shares of Common Stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019. As a result of the achievement of earnout targets during fiscal 2018, the Company paid $1.5 million in April 2018 and $1.8 million in January 2019.

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
Mobile check deposit is now a mainstream capability offered by all leading banks and demanded by the majority of consumers globally. With financial services executives now viewing Mobile Deposit® as an essential building block of their overall digital channel migration, cost-reduction, and digital payments strategies, we envision banks offering the service free-of-charge and widely promoting the service to improve consumer adoption. Furthermore, banks are beginning to raise limits and reduce hold times of deposit checks–all driving to greater adoption and usage of mobile check deposit.
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
Results of Operations
Comparison of the Three Months Ended December 31, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2018 and 2017 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$9,995	$7,206	57%	59%	2,789	39%
Service and other	7,688	4,930	43%	41%	2,758	56%
Total revenue	$17,683	$12,136	100%	100%	5,547	46%
Cost of revenue	2,878	1,617	16%	13%	1,261	78%
Selling and marketing	7,208	4,775	41%	39%	2,433	51%
Research and development	4,488	3,280	25%	27%	1,208	37%
General and administrative	5,842	3,517	33%	29%	2,325	66%
Acquisition-related costs and expenses	1,827	1,259	10%	10%	568	45%
Other income (expense), net	14	190	—%	2%	(176)	(93)%
Income tax benefit (provision)	1,355	(3,614)	8%	(30)%	4,969	(137)%
Revenue
Total revenue increased $5.5 million, or 46%, to $17.7 million in the three months ended December 31, 2018 compared to $12.1 million in the three months ended December 31, 2017. Software and hardware revenue increased $2.8 million, or 39%, to $10.0 million in the three months ended December 31, 2018 compared to $7.2 million in the three months ended December 31, 2017 primarily due to the addition of A2iA as well as an increase in sales of our Mobile Deposit® software products. Service and other revenue increased $2.8 million, or 56%, to $7.7 million in the three months ended December 31, 2018 compared to $4.9 million in the three months ended December 31, 2017 primarily due to strong growth in Mobile Verify™ transactional software as a service ("SaaS") revenue of $1.8 million in the three months ended December 31, 2018 compared to the same period in 2017, as well as an increase in maintenance and professional services associated with A2iA and ICAR software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.3 million, or 78%, to $2.9 million in the three months ended December 31, 2018 compared to $1.6 million in the three months ended December 31, 2017. As a percentage of revenue, cost of revenue increased to 16% in the three months ended December 31, 2018 from 13% in the three months ended December 31, 2017. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify™ transactions processed during the three months ended December 31, 2018 compared to the same period in 2017, as well as additional labor costs associated with the delivery of A2iA maintenance.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $2.4 million, or 51%, to $7.2 million in the three months ended December 31, 2018 compared to $4.8 million in the three months ended December 31, 2017. As a percentage of revenue, selling and marketing expenses increased to 41% in the three months ended December 31, 2018 from 39% in the three months ended December 31, 2017. The increase in selling and marketing expense is primarily due to sales and marketing expenses associated with the A2iA Acquisition of $1.4 million, as well as higher personnel-related costs of $0.7 million and higher facility and overhead costs of $0.1 million associated with our increased headcount in the three months ended December 31, 2018 compared to the same period in 2017. Sales and marketing expense during three months ended December 31, 2018 also included executive transition costs of $0.2 million.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.2 million, or 37%, to $4.5 million in the three months ended December 31, 2018 compared to $3.3 million in the three months ended December 31, 2017. As a percentage of revenue, research and development expenses decreased to 25% in the three months ended December 31, 2018 from 27% in the three months ended December 31, 2017. The increase in research and development expenses is primarily due to research and development expenses associated with the A2iA Acquisition of $0.8 million, as well as higher personnel-related costs of $0.2 million and higher facility and overhead costs of $0.1 million resulting from increased research and development personnel in the three months ended December 31, 2018 compared to the same period in 2017.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.3 million, or 66%, to $5.8 million in the three months ended December 31, 2018 compared to $3.5 million in the three months ended December 31, 2017. As a percentage of revenue, general and administrative expenses increased to 33% in the three months ended December 31, 2018 from 29% in the three months ended December 31, 2017. The increase in general and administrative expenses is primarily due to third party costs associated with the unsolicited ASG proposal activity of $0.9 million, higher personnel-related costs of $0.7 million, general and administrative expenses associated with the A2iA Acquisition of $0.7 million, and executive transition costs of $0.1 million during the three months ended December 31, 2018 compared to the same period in 2017.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.6 million, or 45%, to $1.8 million in the three months ended December 31, 2018 compared to $1.3 million in the three months ended December 31, 2017. As a percentage of revenue, acquisition-related costs and expenses remained consistent at 10% in each of the three months ended December 31, 2018 and 2017. The increase in acquisition-related costs and expenses is primarily due to an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition and the ICAR Acquisition of $1.3 million, partially offset by a decrease in expense due to changes in the fair value of acquisition-related contingent consideration of $0.6 million and a decrease in legal and other integration costs associated with the ICAR Acquisition of $0.2 million.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net decreased $176,000, to $14,000 in the three months ended December 31, 2018 compared to $190,000 in the three months ended December 31, 2017, primarily due to a decrease in interest income as a result of lower cash and investment balances.
Income Tax Benefit (Provision)
Income tax benefit for the three months ended December 31, 2018 was $1.4 million, compared to an income tax provision for the three months ended December 31, 2017 of $3.6 million. The income tax benefit for the three months ended December 31, 2018 is primarily due to our net loss before income taxes for the three months ended December 31, 2018. The income tax provision for the three months ended December 31, 2017 included a tax provision of $4.4 million related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the three months ended December 31, 2017.
Liquidity and Capital Resources
On December 31, 2018, we had $19.7 million in cash and cash equivalents and investments compared to $17.5 million on September 30, 2018, an increase of $2.2 million, or 13%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $2.3 million and net proceeds from the issuance of equity plan Common Stock of $0.6 million, partially offset by capital expenditures of $0.5 million and principal payments on other borrowings of $0.2 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2018 was $2.3 million and resulted primarily from a net loss of $3.2 million adjusted for non-cash charges of $3.2 million as well as favorable changes in operating assets and liabilities of $2.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $2.7 million, $1.8 million, and $0.4 million, respectively, and were partially offset by a deferred tax benefit of $1.6 million.
Net cash provided by operating activities during the three months ended December 31, 2017 was $2.6 million and resulted primarily from net loss of $5.7 million adjusted for non-cash charges of $7.2 million as well as favorable changes in operating assets and liabilities of $1.1 million. The primary non-cash adjustments to operating activities were deferred taxes, stock-based compensation expense, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $4.4 million, $1.9 million, $0.5 million, $0.4 million, and $0.1 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million during the three months ended December 31, 2018, which consisted primarily of net purchases of investments of $0.8 million and capital expenditures of $0.5 million.
Net cash used in investing activities was $8.6 million during the three months ended December 31, 2017, which consisted primarily of net purchases of investments of $5.4 million, net cash paid in conjunction with the ICAR Acquisition of $3.0 million, and capital expenditures of $0.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.4 million during the three months ended December 31, 2018, which consisted of net proceeds from the issuance of equity plan Common Stock of $0.6 million, partially offset by principal payments on other borrowings of $0.2 million.
Net cash provided by financing activities was $0.1 million during the three months ended December 31, 2017, which consisted of net proceeds from the issuance of equity plan Common Stock.
Revolving Credit Facility
On May 3, 2018, the Company and IDChecker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the

Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. The Revolver has a maturity date of May 3, 2019. There were no borrowings outstanding under the Revolver as of December 31, 2018.
Rights Agreement
On October 23, 2018, we entered into the Section 382 Rights Agreement (the "Rights Agreement and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from us one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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
Other Liquidity Matters
On December 31, 2018, we had investments of $9.2 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At December 31, 2018, we had $9.2 million of our available-for-sale securities classified as current. At September 30, 2018, we had $8.4 million of our available-for-sale securities classified as current.
We had working capital of $17.9 million at December 31, 2018 compared to $17.2 million at September 30, 2018.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of December 31, 2018.

Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K for the year ended September 30, 2018. Significant changes to our critical accounting policies and estimates as a result of adopting ASU 2014-09, Revenue from Contracts with Customers, and its related amendments (collectively “ASC 606”) are as follows:
Revenue Recognition
We adopted ASC 606 effective October 1, 2018 using the modified retrospective transition approach applied to all contracts. Additional information about our revenue recognition policies and the related impact of the adoption is included in Notes 1 and 2 to the consolidated financial statements.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2018, our marketable securities had remaining maturities between approximately one and 9 months and a fair market value of $9.2 million, representing 7% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive loss.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on May 23, 2018, the Company acquired A2iA. While our financial statements for the three months ended December 31, 2018 include the results of A2iA, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of A2iA’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of December 31, 2018 does not extend to A2iA’s internal control over financial reporting.
We are currently integrating policies, processes, technology, and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 8 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2018.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2018, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

10.1	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(7)

10.2	Indemnification Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(7)

10.3	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(7)

10.4	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(7)

10.5	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(7)

10.6	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(7)

10.7	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(7)

10.8	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2019.	(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2018, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*

* Filed herewith.
** Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
1.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
2.Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
3.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
4.Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
5.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
6.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
7.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
8.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 8, 2019	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)