Form 10-Q
period 2019-03-31
MITEK SYSTEMS INC
filed 2019-05-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MITK	The NASDAQ Capital Market
There were 39,847,328 shares of the registrant’s common stock outstanding as of April 30, 2019.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2019 (Unaudited)(Unaudited)	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$18,745	$9,028
Short-term investments	5,861	8,448
Accounts receivable, net	11,862	16,821
Prepaid expenses	2,070	2,278
Other current assets	2,600	1,053
Total current assets	41,138	37,628
Property and equipment, net	4,604	4,665
Intangible assets, net	28,468	32,947
Goodwill	33,440	34,407
Deferred income tax assets, net	17,580	15,356
Other non-current assets	2,410	2,147
Total assets	$127,640	$127,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,117	3,573
Accrued payroll and related taxes	5,465	7,915
Deferred revenue, current portion	7,973	4,792
Acquisition-related contingent consideration	1,162	1,849
Other current liabilities	1,639	2,278
Total current liabilities	19,356	20,407
Deferred revenue, non-current portion	516	485
Deferred income tax liabilities	7,916	8,162
Other non-current liabilities	1,783	2,702
Total liabilities	29,571	31,756
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 39,348,080 and 37,961,224 issued and outstanding, as of March 31, 2019 and September 30, 2018, respectively	39	38
Additional paid-in capital	124,613	116,944
Accumulated other comprehensive loss	(2,594)	(586)
Accumulated deficit	(23,989)	(21,002)
Total stockholders’ equity	98,069	95,394
Total liabilities and stockholders’ equity	$127,640	$127,150

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Revenue
Software and hardware	$10,585	$8,773	$20,580	$15,979
Service and other	9,398	5,504	17,086	10,434
Total revenue	19,983	14,277	37,666	26,413
Operating costs and expenses
Cost of revenue—software and hardware	907	485	1,752	1,204
Cost of revenue—service and other	2,084	1,232	4,117	2,130
Selling and marketing	6,752	5,348	13,960	10,123
Research and development	5,290	3,501	9,778	6,781
General and administrative	4,827	3,773	10,669	7,290
Acquisition-related costs and expenses	1,773	1,203	3,600	2,462
Total operating costs and expenses	21,633	15,542	43,876	29,990
Operating loss	(1,650)	(1,265)	(6,210)	(3,577)
Other income, net	140	204	154	394
Loss before income taxes	(1,510)	(1,061)	(6,056)	(3,183)
Income tax benefit (provision)	794	(99)	2,149	(3,713)
Net loss	$(716)	$(1,160)	$(3,907)	$(6,896)
Net loss per share—basic and diluted	$(0.02)	$(0.03)	$(0.10)	$(0.20)
Shares used in calculating net loss per share—basic and diluted	38,926	34,976	38,583	34,587
Other comprehensive loss
Net loss	$(716)	$(1,160)	$(3,907)	$(6,896)
Foreign currency translation adjustment	(1,203)	403	(2,027)	592
Unrealized gain (loss) on investments	6	(12)	19	(71)
Other comprehensive loss	$(1,913)	$(769)	$(5,915)	$(6,375)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands except per share)

	Three Months Ended March 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2018	38,639	$39	$120,199	$(23,273)	$(1,397)	$95,568
Exercise of stock options	502	—	1,570	—	—	1,570
Settlement of restricted stock units	139	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	2,353	—	—	2,353
Components of other comprehensive loss:
Net loss	—	—	—	(716)	—	(716)
Currency translation adjustment	—	—	—	—	(1,203)	(1,203)
Change in unrealized gain (loss) on investments	—	—	—	—	6	6
Total other comprehensive loss						(1,913)
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069

	Three Months Ended March 31, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2017	34,903	$35	$87,020	$(14,931)	$277	$72,401
Exercise of stock options	9	—	31	—	—	31
Settlement of restricted stock units	147	—	—	—	—	—
Stock-based compensation expense	—	—	2,058	—	—	2,058
Components of other comprehensive loss:
Net loss	—	—	—	(1,160)	—	(1,160)
Currency translation adjustment	—	—	—	—	403	403
Change in unrealized gain (loss) on investments	—	—	—	—	(12)	(12)
Total other comprehensive loss						(769)
Balance, March 31, 2018	35,059	$35	$89,109	$(16,091)	$668	$73,721

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands except per share)

	Six Months Ended March 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	637	—	2,156	—	—	2,156
Settlement of restricted stock units	682	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	5,023	—	—	5,023
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(3,907)	—	(3,907)
Currency translation adjustment	—	—	—	—	(2,027)	(2,027)
Change in unrealized gain (loss) on investments	—	—	—	—	19	19
Total other comprehensive loss						(5,915)
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069

	Six Months Ended March 31, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	73	—	166	—	—	166
Settlement of restricted stock units	596	—	—	—	—	—
Acquisition-related shares issued	666	1	5,609	—	—	5,610
Stock-based compensation expense	—	—	3,947	—	—	3,947
Amortization of earnout shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(6,896)	—	(6,896)
Currency translation adjustment	—	—	—	—	592	592
Change in unrealized gain (loss) on investments	—	—	—	—	(71)	(71)
Total other comprehensive loss						(6,375)
Balance, March 31, 2018	35,059	$35	$89,109	$(16,091)	$668	$73,721

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2019	2018
Operating activities:
Net loss	$(3,907)	$(6,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	5,023	3,947
Amortization of closing and earnout shares	—	355
Amortization of intangible assets	3,537	1,119
Depreciation and amortization	678	200
Amortization of investment premiums and other	(28)	(26)
Deferred taxes	(2,496)	4,417
Changes in assets and liabilities:
Accounts receivable	4,825	949
Other assets	(493)	(1,951)
Accounts payable	(435)	(367)
Accrued payroll and related taxes	(2,505)	66
Deferred revenue	3,250	1,156
Other liabilities	(829)	838
Net cash provided by operating activities	6,620	3,807
Investing activities:
Purchases of investments	(5,241)	(15,412)
Sales and maturities of investments	7,880	29,365
Acquisitions, net of cash acquired	—	(2,991)
Purchases of property and equipment	(694)	(1,742)
Net cash provided by investing activities	1,945	9,220
Financing activities:
Proceeds from the issuance of equity plan common stock	2,647	166
Payment of acquisition-related contingent consideration	(1,029)	—
Principal payments on other borrowings	(250)	(249)
Net cash provided by (used in) financing activities	1,368	(83)
Foreign currency effect on cash and cash equivalents	(216)	5
Net increase in cash and cash equivalents	9,717	12,949
Cash and cash equivalents at beginning of period	9,028	12,289
Cash and cash equivalents at end of period	$18,745	$25,238
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$296	$85
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$19	$(71)

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the "Company") is a leading innovator of mobile capture and digital identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. The Company is currently serving more than 6,500 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S."), Canada, the United Kingdom, and Australia for mobile check deposit. Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. The Company's Mobile Deposit® solution has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received its first patent issued for this product in August 2010.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
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
ID_CLOUD™ is a fully automated identity verification solution that can be integrated into a customer’s application to instantly read and validate identity documents. ID_CLOUD™ automated technology enables global enterprises to improve their customer acquisition technology while meeting AML requirements in a safe and cost-effective manner. This solution is available in the cloud, and via mobile websites and desktop applications. Additionally, a version of ID_CLOUD™ is available that works locally on a desktop that is connected to a proprietary hardware scanner for reading and validating identity documents.
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

As of March 31, 2019, the Company has been granted 50 patents and it has an additional 20 patent applications pending.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2019 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 14, 2018.
Results for the three months ended March 31, 2019 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $1.2 million for the three months ended March 31, 2019 and a net gain resulting from foreign exchange translation of $0.4 million for the three months ended March 31, 2018. The Company recorded a net loss resulting from foreign exchange translation of $2.0 million for the six months ended March 31, 2019 and a net gain resulting from foreign exchange translation of $0.6 million for the six months ended March 31, 2018.
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
For the three and six months ended March 31, 2019 and 2018, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options	2,390	3,047	2,390	3,047
RSUs	2,682	2,670	2,682	2,670
ESPP common stock equivalents	65	—	65	—
Total potentially dilutive common shares outstanding	5,137	5,717	5,137	5,717

The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Net loss	$(716)	$(1,160)	$(3,907)	$(6,896)
Weighted-average shares outstanding—basic	38,926	34,976	38,583	34,587
Common stock equivalents	—	—	—	—
Weighted-average shares outstanding—diluted	38,926	34,976	38,583	34,587
Net loss per share:
Basic	$(0.02)	$(0.03)	$(0.10)	$(0.20)
Diluted	$(0.02)	$(0.03)	$(0.10)	$(0.20)
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive loss. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2019 and 2018.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million of write-offs to the allowance for doubtful accounts in the three and six months ended March 31, 2019. The Company had no write-offs to the allowance for doubtful accounts for the three and six months ended March 31, 2018. The Company maintained an allowance for doubtful accounts of $0.2 million and $0.3 million as of March 31, 2019 and September 30, 2018, respectively.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. The Company capitalized $0.1 million of software development costs during the six months ended March 31, 2019. For the six months ended March 31, 2018, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the six months ended March 31, 2019 and 2018.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.1 million and $0.3 million of costs related to computer software developed for internal use during the six months ended March 31, 2019 and 2018, respectively. The Company had $0.2 million in amortization expense from internal use software during the six months ended March 31, 2019 and no amortization expense from internal use software during the six months ended March 31, 2018.
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
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2019, $0.5 million was outstanding under these agreements and $0.1 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2018, $0.8 million was outstanding under these agreements and $0.3 million and $0.5 million was recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $2.6 million and $0.6 million at March 31, 2019 and September 30, 2018, respectively.

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
Contract Acquisition Costs
The Company previously recognized commission costs in the period earned if the contract was for one year or less. Under ASC 606, when the commission rate for a customer renewal is not commensurate with the commission rate for a new contract, the commission is capitalized if expected to be recovered. Such costs are capitalized on a contract-by-contract basis and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. Contract acquisition costs are recorded in other current and non-current assets in the consolidated balance sheets.

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

The following tables summarizes the impacts of ASC 606 adoption on the Company's consolidated financial statements as of and for the three and six months ended March 31, 2019 (amounts in thousands except per share data):

Consolidated Statement of Operations
	Impact of changes in accounting policies
Three Months Ended March 31, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$10,585	$(581)	$10,004
Service and other	9,398	—	9,398
Total revenue	19,983	(581)	19,402

Operating expenses
Selling and marketing	$6,752	$(1)	$6,751

	Impact of changes in accounting policies
Six Months Ended March 31, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$20,580	$(1,271)	$19,309
Service and other	17,086	—	17,086
Total revenue	37,666	(1,271)	36,395

Operating expenses
Selling and marketing	$13,960	$10	$13,970

Consolidated Balance Sheet
	Impact of changes in accounting policies
March 31, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Other current assets	$2,600	$(1,012)	$1,588
Deferred income tax asset	17,580	555	18,135
Other non-current assets	2,410	(10)	2,400

Liabilities
Deferred revenue, current portion	7,973	1,210	9,183
Deferred revenue, non-current portion	516	—	516

Equity
Accumulated deficit	$(23,989)	$(1,677)	$(25,666)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended March 31, 2019 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Hardware revenue is recognized in the period that the hardware is shipped.
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
Identification of Performance Obligations
For contracts that contain multiple performance obligations, which include combinations of software licenses, maintenance, and services, the Company accounts for individual goods or services as a separate performance obligation if they are distinct. The good or service is distinct if the good or service is separately identifiable from other items in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
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
Allocation of Transaction Price
The transaction price, including any discounts, is allocated between separate goods and services in a contract that contains multiple performance obligations based on their relative standalone selling prices. The standalone selling prices are determined based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are observable selling prices for professional services and support and maintenance, the Company may apply the residual approach to estimate the standalone selling price of software licenses. In certain situations, primarily transactional SaaS revenue described above, the Company allocates variable consideration to a series of distinct goods or services within a contract. The Company allocates variable payments to one or more, but not all, of the distinct goods or services or to a series of distinct goods or services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct good or service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to its customer.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Major product category
Deposits software and hardware	$9,215	$6,735	$18,265	$11,882
Deposits services and other	3,693	1,876	6,513	3,830
Deposits revenue	12,908	8,611	24,778	15,712
Identity verification software and hardware	1,370	2,038	2,315	4,097
Identity verification services and other	5,705	3,628	10,573	6,604
Identity verification revenue	7,075	5,666	12,888	10,701
Total revenue	19,983	14,277	37,666	26,413

Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2019	October 1, 2018
Contract assets, current	$1,021	$169
Contract assets, non-current	—	507
Contract liabilities, current	7,973	4,792
Contract liabilities, non-current	$516	$485

Contract assets, reported within other current and long-term assets in the consolidated balance sheet, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $3.6 million of revenue during the six months ended March 31, 2019 that was included in the contract liability balance at the beginning of the period.
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.4 million and $1.0 million at March 31, 2019 and October 1, 2018, respectively.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.1 million and $0.2 million during the three and six months ended March 31, 2019. There was no impairment loss recognized during the six months ended March 31, 2019 related to capitalized contract costs.

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
As consideration for the ICAR Acquisition, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments; and (ii) issued to Sellers of 584,291 shares, or $5.6 million, of Common Stock. In addition to the foregoing, the Sellers could be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout Consideration to be $2.9 million on October 16, 2017, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company evaluates the estimated fair value of the Earnout Consideration and revises if necessary.
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
The Company used cash on hand for the cash paid on October 16, 2017, and under the terms of the Purchase Agreement, the Company has agreed to guarantee the obligations of Mitek Holding B.V. thereunder.
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
The following table summarizes the Company’s unaudited pro forma financial information presented as if the acquisitions occurred on October 1, 2017 (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Pro forma revenue	$20,192	$19,653	$39,089	$36,974
Pro forma net loss	$(658)	$(1,086)	$(2,638)	$(7,061)

4. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2019 and September 30, 2018, respectively (amounts shown in thousands):

March 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
Corporate debt securities, short-term	$5,862	$—	$(1)	$5,861
Total	$5,862	$—	$(1)	$5,861

September 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,693	$—	$(10)	$3,683
Corporate debt securities, short-term	4,779	—	(14)	4,765
Total	$8,472	$—	$(24)	$8,448

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2019 and September 30, 2018, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2019 and 2018. There were no realized gains or losses from the sale of available-for-sale securities during the three and six months ended March 31, 2019. The Company recorded net realized losses from the sale of available-for-sale securities of $24,000 in both the three and six months ended March 31, 2018.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2019 and September 30, 2018, respectively (amounts shown in thousands):

March 31, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Corporate debt securities
Financial	$349	$—	$349	$—
Industrial	1,298	—	1,298	—
Commercial paper
Financial	2,922	—	2,922	—
Industrial	1,292	—	1,292	—
Total assets at fair value	$5,861	$—	$5,861	$—
Liabilities:
Acquisition-related contingent consideration	1,162	—	—	1,162
Total liabilities at fair value	$1,162	$—	$—	$1,162

September 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,683	$3,683	$—	$—
Corporate debt securities
Financial	2,847	—	2,847	—
Industrial	1,918	—	1,918	—
Total assets at fair value	$8,448	$3,683	$4,765	$—
Liabilities:
Acquisition-related contingent consideration	3,051	—	—	3,051
Total liabilities at fair value	3,051	—	—	3,051
As of March 31, 2019, acquisition-related contingent consideration of $1.2 million is recorded in other current liabilities in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$3,051
Payment of contingent consideration	(1,818)
Foreign currency effect on contingent consideration	(71)
Balance at March 31, 2019	$1,162

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $33.4 million at March 31, 2019, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$34,407
A2iA purchase accounting adjustment	121
Foreign currency effect on goodwill	(1,088)
Balance at March 31, 2019	$33,440
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of March 31, 2019 and September 30, 2018, respectively, are summarized as follows (amounts shown in thousands, except for years):

March 31, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$5,202	$15,139
Customer relationships	4.8 years	17,628	4,615	13,013
Trade names	4.5 years	618	302	316
Total intangible assets		$38,587	$10,119	$28,468

September 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$3,070	$17,271
Customer relationships	4.8 years	17,628	2,351	15,277
Trade names	4.5 years	618	219	399
Total intangible assets		$38,587	$5,640	$32,947

Amortization expense related to acquired intangible assets was $1.8 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, and $3.5 million and $1.1 million for the six months ended March 31, 2019 and 2018, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive loss.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2019 (remaining six months)	$3,502
2020	6,400
2021	6,134
2022	5,739
2023	3,766
2024	1,779
Thereafter	1,148
Total	$28,468

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Cost of revenue	$56	$22	$100	$40
Selling and marketing	746	729	1,537	1,370
Research and development	567	449	1,001	816
General and administrative	984	858	2,385	1,721
Stock-based compensation expense included in expenses	$2,353	$2,058	$5,023	$3,947

The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2019 and 2018 were based on the following assumptions:

	Six Months Ended March 31, 2019	Six Months Ended March 31, 2018
Risk-free interest rate	2.88% – 3.08%	2.04%
Expected life (years)	5.46	5.15
Expected volatility	57%	60%
Expected dividends	None	None

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
As of March 31, 2019, the Company had $21.7 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”) upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of March 31, 2019, (i) stock options to purchase 1,676,413 shares of Common Stock, 2,220,193 RSUs and 1,728,569 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 676,415 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 541,527 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2019, (i) 128,342 shares were outstanding under the ESPP and (ii) 871,658 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to the ESPP in the three and six months ended March 31, 2019, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of March 31, 2019, (i) 366,870 RSUs were outstanding under the Director Plan and (ii) 391,701 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	364,368	$9.50
Exercised	(637,051)	$3.38
Canceled	(143,562)	$6.62
Outstanding at March 31, 2019	2,390,119	$5.73	5.3

The Company recognized $0.2 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the three months ended March 31, 2019 and 2018, respectively. The Company recognized $0.4 million and $0.6 million in stock-based compensation expense related to outstanding stock options in the six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $2.1 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 3.3 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2019 and 2018 was $4.8 million and $0.5 million, respectively. The per-share weighted-average fair value of options granted during the six months ended March 31, 2019 was $9.50. The aggregate intrinsic value of options outstanding as of March 31, 2019 and September 30, 2018, was $15.6 million and $8.7 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2019:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	1,069,254	$9.63
Settled	(682,214)	$6.00
Canceled	(285,415)	$6.97
Outstanding at March 31, 2019	2,681,801	$8.25

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.6 million and $1.4 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2019 and 2018, respectively. The Company recognized $3.7 million and $2.6 million in stock-based compensation expense related to outstanding RSUs in the six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $16.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Senior Executive Performance RSUs
There were 1,728,569 Senior Executive Performance RSUs outstanding as of March 31, 2019. The Company recognized $0.3 million and $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the three months ended March 31, 2019 and 2018, respectively. The Company recognized $0.5 million and $0.7 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the six months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, the Company had $1.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.4 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of the Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million and $0.3 million in stock-based compensation expense related to outstanding Performance Options in the three and six months ended March 31, 2019, respectively. As of March 31, 2019, the Company had $2.1 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 2.6 years.

Earnout Shares
On June 17, 2015, the Company completed the acquisition of ID Checker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “ID Checker”). In connection with the acquisition of ID Checker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by ID Checker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by ID Checker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10-trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The company did not recognize any stock-based compensation expense related to the Earnout Shares for the six months ended March 31, 2019. The Company recognized $0.4 million in stock-based compensation expense related to the Earnout Shares for the six months ended March 31, 2018.
Rights Agreement
On October 23, 2018, the Company entered into the Section 382 Rights Agreement (the “Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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
The Rights will expire on the earlier of (i) the close of business on October 22, 2021, (ii) the time at which the Rights are redeemed, and (iii) the time at which the Rights are exchanged.
On February 28, 2019, the Company entered into an Amendment No. 1 to the Rights Agreement for the purpose of (i) modifying the definitions of “Beneficial Owner,” “Beneficially Own,” and “Beneficial Ownership” under the Rights Agreement to more closely align such definitions to the actual and constructive ownership rules under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) or such similar provisions of the Tax Cuts and Jobs Act of 2017 and the rules and regulations promulgated thereunder, and (ii) adding an exemption request process for persons to seek an exemption from becoming an “Acquiring Person” under the Rights Agreement in the event such person wishes to acquire 4.9% or more of the Common Stock then outstanding.

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
For the six months ended March 31, 2019, the Company recorded an income tax benefit of $2.1 million, which yielded an effective tax rate of 35%.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 22.5% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2019 is primarily due to foreign taxes, state taxes, and the impact of federal and state research and development credits on its tax provision.

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
ICAR responded to the claim on September 7, 2018 and the court process is ongoing, the scheduled date for the trial being April 2, 2020.
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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of March 31, 2019, the unamortized balance of the lease incentives was $0.7 million, of which $0.1 million has been included in other current liabilities and $0.6 million has been included in other non-current liabilities. The offices of A2iA are located in France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rent of approximately €0.4 million (or approximately $0.4 million) and approximately $0.3 million per year, respectively. The offices of ID Checker are located in the Netherlands and the term of such lease continues through December 31, 2023 with annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $82,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with annual base rent of approximately €0.1 million (or approximately $0.1 million) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of March 31, 2019.

9. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended March 31, 2019, the Company derived revenue of $6.2 million from two customers, with such customers accounting for 17% and 14% of the Company’s total revenue. For the three months ended March 31, 2018, the Company derived revenue of $5.8 million from two customers, with such customers accounting for 24% and 17% of the Company’s total revenue. For the six months ended March 31, 2019, the Company derived revenue of $6.9 million from one customer, with such customer accounting for 18% of the Company’s total revenue. For the six months ended March 31, 2018, the Company derived revenue of $5.9 million from one customer, with such customer accounting for 22% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.7 million and $2.4 million at March 31, 2019 and 2018, respectively.
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
International sales accounted for approximately 35% of the Company’s total revenue for both the three and six months ended March 31, 2019. International sales accounted for approximately 23% and 26% of the Company’s total revenue for the six months ended March 31, 2018, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and six months ended March 31, 2019 and 2018, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Overview
Mitek is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 6,500 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
Mitek's Mobile Deposit® solution is used today by millions of consumers in the United States ("U.S."), Canada, the United Kingdom, and Australia for mobile check deposit. Mobile Deposit® is the category leading product that allows individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in the second fiscal quarter of 2008, and received our first patent issued for this product in August 2010.
Mitek’s Mobile Verify™ is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
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
ID_CLOUD™ is a fully automated identity verification solution that can be integrated into a customers’ application to instantly read and validate identity documents. ID_CLOUD™ automated technology enables global enterprises to improve their customer acquisition technology while meeting AML requirements in a safe and cost-effective manner. This solution is available in the cloud and via mobile websites and desktop applications. Additionally, a version of ID_CLOUD™ is available that works locally on a desktop which is connected to a proprietary hardware scanner for reading and validating identity documents.
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
Second Quarter Fiscal 2019 Highlights
•Revenues for the three months ended March 31, 2019 were $20.0 million, an increase of 40% compared to revenues of $14.3 million in the three months ended March 31, 2018.
•Net loss was $0.7 million, or $0.02 per share, during the three months ended March 31, 2019, compared to net loss of $1.2 million, or $0.03 per share, during the three months ended March 31, 2018.
•Cash provided by operating activities was $6.6 million for the six months ended March 31, 2019, compared to $3.8 million for the six months ended March 31, 2018.
•We added new patents to our portfolio during fiscal 2019 bringing our total number of issued patents to 50 as of March 31, 2019. In addition, we have 20 domestic and international patent applications pending as of March 31, 2019.
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
Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR Vision Systems, S.L., ("ICAR") (the “ICAR Acquisition”) and each of its subsidiaries, pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $13.9 million, net of cash acquired. On closing, $3.0 million was paid in cash, net of cash acquired and $5.6 million in shares of Common Stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019. As a result of the achievement of earnout targets during fiscal 2018, the Company paid the ICAR Sellers $1.5 million in April 2018 and $1.8 million in January 2019.

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
To sustain our growth in 2019 and beyond, we will continue to prioritize innovation in our identity verification solutions and leverage the breadth of our mobile check deposit solution at more than 6,500 financial institutions to increase adoption of our identification capture and verification solutions.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$10,585	$8,773	53%	61%	1,812	21%
Service and other	9,398	5,504	47%	39%	3,894	71%
Total revenue	$19,983	$14,277	100%	100%	5,706	40%
Cost of revenue	2,991	1,717	15%	12%	1,274	74%
Selling and marketing	6,752	5,348	34%	37%	1,404	26%
Research and development	5,290	3,501	26%	25%	1,789	51%
General and administrative	4,827	3,773	24%	26%	1,054	28%
Acquisition-related costs and expenses	1,773	1,203	9%	8%	570	47%
Other income, net	140	204	1%	1%	(64)	(31)%
Income tax benefit (provision)	794	(99)	4%	(1)%	893	*
* Not meaningful.
Revenue
Total revenue increased $5.7 million, or 40%, to $20.0 million in the three months ended March 31, 2019 compared to $14.3 million in the three months ended March 31, 2018. Software and hardware revenue increased $1.8 million, or 21%, to $10.6 million in the three months ended March 31, 2019 compared to $8.8 million in the three months ended March 31, 2018 primarily due to the addition of A2iA as well as an increase in sales of our ICAR hardware and Mobile Deposit® software products. Service and other revenue increased $3.9 million, or 71%, to $9.4 million in the three months ended March 31, 2019 compared to $5.5 million in the three months ended March 31, 2018 primarily due to strong growth in Mobile Verify™

transactional software as a service ("SaaS") revenue of $2.0 million in the three months ended March 31, 2019 compared to the same period in 2018, as well as an increase in maintenance and professional services associated with A2iA and ICAR software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.3 million, or 74%, to $3.0 million in the three months ended March 31, 2019 compared to $1.7 million in the three months ended March 31, 2018. As a percentage of revenue, cost of revenue increased to 15% in the three months ended March 31, 2019 from 12% in the three months ended March 31, 2018. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify™ transactions processed during the three months ended March 31, 2019 compared to the same period in 2018 and an increase in costs associated with higher hardware sales, as well as additional labor costs associated with the delivery of A2iA maintenance.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.4 million, or 26%, to $6.8 million in the three months ended March 31, 2019 compared to $5.3 million in the three months ended March 31, 2018. As a percentage of revenue, selling and marketing expenses decreased to 34% in the three months ended March 31, 2019 from 37% in the three months ended March 31, 2018. The increase in selling and marketing expense is primarily due to sales and marketing expenses associated with the A2iA Acquisition of $1.0 million and higher personnel-related costs of $0.4 million associated with our increased headcount in the three months ended March 31, 2019 compared to the same period in 2018.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.8 million, or 51%, to $5.3 million in the three months ended March 31, 2019 compared to $3.5 million in the three months ended March 31, 2018. As a percentage of revenue, research and development expenses increased to 26% in the three months ended March 31, 2019 from 25% in the three months ended March 31, 2018. The increase in research and development expenses is primarily due to research and development expenses associated with the A2iA Acquisition of $1.3 million, as well as higher personnel-related costs of $0.4 million and higher facility and overhead costs of $0.1 million resulting from increased research and development personnel in the three months ended March 31, 2019 compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.1 million, or 28%, to $4.8 million in the three months ended March 31, 2019 compared to $3.8 million in the three months ended March 31, 2018. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended March 31, 2019 from 26% in the three months ended March 31, 2018. The increase in general and administrative expenses is primarily due to general and administrative expenses associated with the A2iA Acquisition of $0.6 million, higher personnel-related costs of $0.4 million, and third party costs associated with our strategic process of $0.2 million, partially offset by lower travel and entertainment costs of $0.1 million during the three months ended March 31, 2019 compared to the same period in 2018.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.6 million, or 47%, to $1.8 million in the three months ended March 31, 2019 compared to $1.2 million in the three months ended March 31, 2018. As a percentage of revenue, acquisition-related costs and expenses remained consistent at approximately 9% in each of the three months ended March 31, 2019 and 2018. The increase in acquisition-related costs and expenses is primarily due to an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition of $1.1 million, partially offset by a decrease in expense due to changes in the fair value of acquisition-related contingent consideration of $0.5 million.

Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net decreased $0.1 million, to $0.1 million in the three months ended March 31, 2019 compared to $0.2 million in the three months ended March 31, 2018, primarily due to a decrease in interest income as a result of lower cash and investment balances.
Income Tax Benefit (Provision)
Income tax benefit for the three months ended March 31, 2019 was $0.8 million, compared to an income tax provision for the three months ended March 31, 2018 of $0.1 million. The income tax benefit for the three months ended March 31, 2019 is primarily due to our net loss before income taxes for the three months ended March 31, 2019. The income tax provision for the three months ended March 31, 2018 was primarily due to federal tax expense.
Comparison of the Six Months Ended March 31, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2019 and 2018 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$20,580	$15,979	55%	60%	4,601	29%
Service and other	17,086	10,434	45%	40%	6,652	64%
Total revenue	$37,666	$26,413	100%	100%	11,253	43%
Cost of revenue	5,869	3,334	16%	13%	2,535	76%
Selling and marketing	13,960	10,123	37%	38%	3,837	38%
Research and development	9,778	6,781	26%	26%	2,997	44%
General and administrative	10,669	7,290	28%	28%	3,379	46%
Acquisition-related costs and expenses	3,600	2,462	10%	9%	1,138	46%
Other income, net	154	394	—%	1%	(240)	(61)%
Income tax provision (benefit)	2,149	(3,713)	6%	(14)%	5,862	(158)%
Revenue
Total revenue increased $11.3 million or 43%, to $37.7 million in the six months ended March 31, 2019 compared to $26.4 million in the six months ended March 31, 2018. Software and hardware revenue increased $4.6 million, or 29%, to $20.6 million in the six months ended March 31, 2019 compared to $16.0 million in the six months ended March 31, 2018 primarily due to the addition of A2iA as well as an increase in sales of our Mobile Deposit® software products. Service and other revenue increased $6.7 million, or 64%, to $17.1 million in the six months ended March 31, 2019 compared to $10.4 million in the six months ended March 31, 2018 primarily due to strong growth in Mobile Verify™ transactional SaaS revenue of $3.8 million in the six months ended March 31, 2019 compared to the same period in 2018, as well as an increase in maintenance and professional services associated with A2iA and ICAR software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $2.5 million, or 76%, to $5.9 million in the six months ended March 31, 2019 compared to $3.3 million in the six months ended March 31, 2018. As a percentage of revenue, cost of revenue increased to 16% in the six months ended March 31, 2019 from 13% in the six months ended March 31, 2018. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify™ transactions processed during the six months ended March 31, 2019 compared to the same period in 2018 and an increase in costs associated with higher hardware sales, as well as additional labor costs associated with the delivery of A2iA maintenance.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.8 million, or 38%, to $14.0 million in the six months ended March 31, 2019 compared to $10.1 million in the six months ended March 31, 2018. As a percentage of revenue, selling and marketing expenses decreased to 37% in the six months ended March 31, 2019 from 38% in the six months ended March 31, 2018. The increase in selling and marketing expense is primarily due to sales and marketing expenses associated with the A2iA Acquisition of $2.4 million, as well as higher personnel-related costs of $0.9 million and higher facility and overhead costs of $0.3 million associated with our increased headcount in the six months ended March 31, 2019 compared to the same period in 2018. Sales and marketing expense during six months ended March 31, 2019 also included executive transition costs of $0.2 million.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $3.0 million, or 44%, to $9.8 million in the six months ended March 31, 2019 compared to $6.8 million in the six months ended March 31, 2018. As a percentage of revenue, research and development expenses remained consistent at 26% in each of the six months ended March 31, 2019 and 2018. The increase in research and development expenses is primarily due to research and development expenses associated with the A2iA Acquisition of $2.1 million, as well as higher personnel-related costs of $0.7 million and higher facility and overhead costs of $0.2 million resulting from increased research and development personnel in the six months ended March 31, 2019 compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $3.4 million, or 46%, to $10.7 million in the six months ended March 31, 2019 compared to $7.3 million in the six months ended March 31, 2018. As a percentage of revenue, general and administrative expenses remained consistent at 28% in each of the six months ended March 31, 2019 and 2018. The increase in general and administrative expenses is primarily due to general and administrative expenses associated with the A2iA Acquisition of $1.3 million, higher personnel-related costs of $1.2 million, third party costs associated with our strategic process of $1.0 million, and executive transition costs of $0.1 million, partially offset by lower travel and entertainment costs of $0.1 million during the six months ended March 31, 2019 compared to the same period in 2018.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $1.1 million, or 46%, to $3.6 million in the six months ended March 31, 2019 compared to $2.5 million in the six months ended March 31, 2018. As a percentage of revenue, acquisition-related costs and expenses remained consistent at approximately 10% in each of the six months ended March 31, 2019 and 2018. The increase in acquisition-related costs and expenses is primarily due to an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition and the ICAR Acquisition of $2.4 million. These costs were partially offset by a decrease in expense due to changes in the fair value of acquisition-related contingent consideration of $1.1 million and a decrease in legal and other integration costs associated of $0.2 million during the six months ended March 31, 2019 as compared to the same period in 2018.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net decreased $0.2 million, to $0.2 million in the six months ended March 31, 2019 compared to $0.4 million in the six months ended March 31, 2018, primarily due to a decrease in interest income as a result of lower cash and investment balances.
Income Tax Benefit (Provision)
Income tax benefit for the six months ended March 31, 2019 was $2.1 million, compared to an income tax provision for the six months ended March 31, 2018 of $3.7 million. The income tax benefit for the six months ended March 31, 2019 is primarily due to our net loss before income taxes for the six months ended March 31, 2019. The income tax provision for the six months ended March 31, 2018 included a tax provision of $4.4 million related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the six months ended March 31, 2018.
Liquidity and Capital Resources
On March 31, 2019, we had $24.6 million in cash and cash equivalents and investments compared to $17.5 million on September 30, 2018, an increase of $7.1 million, or 41%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $6.6 million and net proceeds from the issuance of equity plan Common Stock of $2.6 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million, capital expenditures of $0.7 million, and principal payments on other borrowings of $0.3 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2019 was $6.6 million and resulted primarily from a net loss of $3.9 million adjusted for non-cash charges of $6.7 million as well as favorable changes in operating assets and liabilities of $3.8 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $5.0 million, $3.5 million, and $0.7 million, respectively, and were partially offset by a deferred tax benefit of $2.5 million.
Net cash provided by operating activities during the six months ended March 31, 2018 was $3.8 million and resulted primarily from net loss of $6.9 million adjusted for non-cash charges of $10.0 million as well as favorable changes in operating assets and liabilities of $0.7 million. The primary non-cash adjustments to operating activities were deferred taxes, stock-based compensation expense, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $4.4 million, $3.9 million, $1.1 million, $0.4 million, and $0.2 million, respectively.
Cash Flows from Investing Activities
Net cash provided by investing activities was $1.9 million during the six months ended March 31, 2019, which consisted primarily of net sales and maturities of investments of $2.6 million, partially offset by capital expenditures of $0.7 million.
Net cash provided by investing activities was $9.2 million during the six months ended March 31, 2018, which consisted primarily of net sales and maturities of investments of $14.0 million, partially offset by net cash paid in conjunction with the ICAR Acquisition of $3.0 million and capital expenditures of $1.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.4 million during the six months ended March 31, 2019, which consisted of net proceeds from the issuance of equity plan Common Stock of $2.6 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million and principal payments on other borrowings of $0.3 million.
Net cash used in financing activities was $0.1 million during the six months ended March 31, 2018, which consisted of principal payments on other borrowings, partially offset by net proceeds from the issuance of equity plan Common Stock.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of March 31, 2019.
Rights Agreement
On October 23, 2018, we entered into the Section 382 Rights Agreement (the “Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from us one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share (the “Preferred

Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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
The Rights will expire on the earlier of (i) the close of business on October 22, 2021, (ii) the time at which the Rights are redeemed, and (iii) the time at which the Rights are exchanged.
Other Liquidity Matters
On March 31, 2019, we had investments of $5.9 million, designated as available-for-sale debt securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At March 31, 2019, we had $5.9 million of our available-for-sale securities classified as current. At September 30, 2018, we had $8.4 million of our available-for-sale securities classified as current.
We had working capital of $21.8 million at March 31, 2019 compared to $17.2 million at September 30, 2018.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of March 31, 2019.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2019, our marketable securities had remaining maturities between approximately one and 7 months and a fair market value of $5.9 million, representing 5% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019.
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

Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on May 23, 2018, the Company acquired A2iA. While our financial statements for the three and six months ended March 31, 2019 include the results of A2iA, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of A2iA’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2019 does not extend to A2iA’s internal control over financial reporting.
We are currently integrating policies, processes, technology, and operations for the combined company and will continue to evaluate our internal control over financial reporting as we develop and execute our integration plans. Until the companies are fully integrated, we will maintain the operational integrity of each company’s legacy internal control over financial reporting. We expect to complete the implementation of internal control over financial reporting for A2iA during the third fiscal quarter of 2019.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 8 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2018.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The following risk factors and other information included in this Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations, cash flows, projected results, and future prospects could be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you could lose all or part of your investment or interest. In addition to the risk factors noted below, Item 1A—“Risk Factors” in our Form 10-K describes some of the additional risks and uncertainties associated with our business, which we strongly encourage you to review.
Risks Associated With Our Business and Operations
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
Over the last few years, the use of checks has started to decline. Advances in technologies have enabled the development of check alternatives like Zelle and Venmo, which have caused certain changes in consumer behavior. As check alternatives become more widely accepted by consumers, the use of checks could continue to decline, which could have a negative effect on our business. In addition, as the mobile banking market matures, the growth of active mobile banking users is slowing, which may negatively impact our ability to grow our business.
Claims that our products infringe upon the rights, or have otherwise utilized proprietary information, of third parties may give rise to costly litigation against us or our customers who we may be obligated to indemnify, and we could be prevented from selling those products, required to pay damages, and obligated to defend against litigation or indemnify our customers.
In the past, third parties have brought claims against us and against our customers who use our products asserting that certain technologies incorporated into our products infringe on their intellectual property rights. Although we have resolved past claims against us that we have infringed on third party patents, there can be no assurance that we will not receive additional claims against us asserting that our products infringe on the intellectual property rights of third parties or that our products otherwise utilize such third parties’ proprietary information.
On March 11, 2019, Lupercal, LLC (“Lupercal”) filed lawsuits against Citibank, N.A. (“Citibank”) and Plains Capital Bank (“Plains Capital”) in the Western District of Texas alleging infringement of one of Lupercal’s patents related to mobile deposits. We have received indemnification requests in connection with these lawsuits. Lupercal has also sent letters to other customers. While we do not currently believe we are obligated to indemnify Citibank, Plains Capital or any other customers in connection with the lawsuits or the letters sent by Lupercal, we could incur substantial costs if it is determined that we are required to indemnify Citibank, Plains Capital or any of our other customers against which Lupercal might bring suit. Given the potential for impact to our other customers and the industry, we are monitoring Lupercal’s actions.

In addition, third parties have, and may in the future, make claims against our customers asserting that such customers’ use of our products infringe such third parties’ intellectual property rights. On July 7, 2018, United Services Automobile Association (“USAA”) filed a complaint against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by us to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (“First Lawsuit”). On August 17, 2018, USAA filed a second complaint (“Second Lawsuit”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Neither the First Lawsuit nor the Second Lawsuit names us as a defendant, nor has Wells Fargo or our partner sought indemnification from us related to the two lawsuits. However, given the potential impact such litigation could have on the use of our products by Wells Fargo, our other customers, as well as the industry as a whole, we are closely monitoring these lawsuits.
If our technology or products are found to infringe upon or otherwise utilize the intellectual property rights of third parties, we could incur substantial costs as we may have to:
•obtain licenses, which may not be available on commercially reasonable terms, if at all, and may be non-exclusive, thereby giving our competitors access to the same intellectual property licensed to us;
•expend significant resources to redesign our products or technology to avoid infringement;
•discontinue the use and sale of infringing products;
•pay substantial damages;
•incur substantial costs indemnifying our customers; or
•defend litigation or administrative proceedings which may be costly whether we are successful or not, and which could result in a substantial diversion of our management resources and limit our exclusive rights to the technology we have developed.
Furthermore, we may initiate claims or litigation against parties for infringement of our intellectual property rights or to establish the validity of our intellectual property rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.
If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
Our success depends significantly on our ability to protect our rights to the technologies used in our products, including Mobile Deposit®. We rely on trademark, trade secret, copyright, and patent law, as well as a combination of non-disclosure, confidentiality, and other contractual arrangements to protect our technology and rights. However, these legal protections afford only limited protection and may not adequately protect our rights or permit us to gain or maintain any competitive advantage.
In addition, we cannot be assured that any of our pending patent applications will result in the issuance of a patent. The Patent and Trademark Office (“PTO”) may deny or require significant narrowing of claims in our pending patent applications, and patents issued as a result of the pending patent applications, if any, may not provide us with significant commercial protection or may not be issued in a form that is advantageous to us. We could also incur substantial costs in proceedings before the PTO. Our issued and licensed patents and those that may be issued or licensed in the future may expire or may be challenged, invalidated, or circumvented, which could limit our ability to stop competitors from marketing technologies related to ours. Additionally, upon expiration of our issued or licensed patents, we may lose some of our rights to exclude others from making, using, selling or importing products using the technology based on the expired patents.
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
We also rely on unpatented proprietary technology. We cannot assure you that we can meaningfully protect all our rights in our unpatented proprietary technology or that others will not independently develop substantially equivalent proprietary technology or otherwise gain access to our unpatented proprietary technology. We seek to protect our know-how and other unpatented proprietary technology with confidentiality agreements and intellectual property assignment agreements with our employees, consultants, partners, and customers. However, such agreements may not be enforceable or may not provide meaningful protection for our proprietary information in the event of unauthorized use or disclosure or other breaches of the agreements or in the event that our competitors discover or independently develop similar or identical designs or other proprietary information.

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
Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
Unpredictable and unstable changes in economic conditions, including a recession, inflation, increased government intervention, or other changes, may adversely affect our general business strategy. In particular an economic downturn affecting small and medium sized businesses could significantly affect our business as many of our existing and target customers are in the small and medium sized business sector and these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services, causing our revenue to decline.
We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or the inability to do so on acceptable terms could threaten the success of our business.
We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financings, a bank line of credit, strategic collaborations, licensing or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us if at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.
We expect to incur additional expenses related to the integration of ICAR Vision Systems, S.L. and A2iA Group II, S.A.S.
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain (“ICAR”), and A2iA Group II, S.A.S., a simplified joint stock company formed under the laws of France (“A2iA”). There are a large number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR and A2iA, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate these businesses, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may be unable to successfully integrate our business with the respective businesses of ICAR and A2iA and realize the anticipated benefits of the acquisitions.
Our management will be required to devote significant attention and resources to integrating our business practices and operations with that of ICAR and A2iA. In particular, the acquisitions of ICAR and A2iA involve the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

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
The combined company resulting from the acquisitions of ICAR and A2iA may not perform as we or the market expects. Expectations regarding each of ICAR’s and A2iA’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the businesses of ICAR and A2iA, respectively, and assumptions relating to the near-term prospects for our industry generally and the market for the products of ICAR and A2iA in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:
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
In our three and six months ended March 31, 2019 and fiscal years 2018, 2017, and 2016, sales of licenses to our channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.

We expect quarterly and annual fluctuations to continue for the foreseeable future. These fluctuations may result in volatility in our results of operations, have an adverse effect on the market price of our common stock, or both.
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
We devote significant resources to addressing security vulnerabilities in our products, systems and processes, however our maintenance and regular upgrades of our products, systems and processes, which are designed to protect the security of our products and the confidentiality, integrity and availability of information belonging to us and our clients, may not provide absolute security. Techniques used to obtain unauthorized access or to sabotage systems change frequently, are increasingly sophisticated, and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of March 31, 2019, we had 676,415 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
•increased expense to comply with U.S. laws that apply to foreign corporations, including the Foreign Corrupt Practices Act (the “FCPA”);
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
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of ID Checker, ICAR, and A2iA may significantly increase our exposure to potential liability under Anti-Corruption Laws. ID Checker, ICAR, and A2iA were not historically subject to the FCPA, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, ID Checker’s, ICAR’s, and A2iA’s operations did not comply with such laws.
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
The European Union (“EU”) and the U.S. entered into a new framework (known as the “Privacy Shield”) in July 2016 to provide a mechanism for companies to transfer data from EU member states to the U.S. The Privacy Shield and other data transfer mechanisms are subject to legal challenge, which generates uncertainty about the legal basis for data transfers to the

U.S. or interruption of such transfers. In the event a court blocks transfers to or from a particular jurisdiction on the basis that transfer mechanisms are not legally adequate, this could cause operational interruptions, liabilities and reputational harm. These and other requirements could increase the cost of compliance for us and our customers, restrict our and our customers’ ability to store and process data, negatively impact our ability to offer our solutions in certain locations and limit our customers’ ability to deploy our solutions globally. These consequences may be more significant in countries with legislation that requires data to remain localized “in country,” as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.
If we fail to comply with such laws and regulations, we may be subject to significant fines, penalties or liabilities for noncompliance, thereby harming our business. For example, in 2016, the EU adopted the General Data Protection Regulation (“GDPR”), which establishes new requirements regarding the handling of personal data and which became effective in May 2018. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide revenue.
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
These and other new or changed laws, rules, regulations and standards are, or will be, subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our efforts to comply with evolving laws, regulations and standards are likely to continue to result in increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. Further, compliance with new and existing laws, rules, regulations and standards may make it more difficult and expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Members of our board of directors (the “Board”) and our principal executive officer and principal financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. We continually evaluate and monitor regulatory developments and cannot estimate the timing or magnitude of additional costs we may incur as a result.
We have a history of losses and we may not be able to maintain profitability in the future.
Our operations resulted in a net loss of $11.8 million, $5.3 million, and $7.3 million for the years ended September 30, 2018, 2014, and 2013, respectively and a loss of $0.7 million and $3.9 million for the three and six months ended March 31, 2019, respectively. Although we generated net income for the years ended September 30, 2017, 2016, and 2015, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of March 31, 2019, September 30, 2018, and September 30, 2017, we had an accumulated deficit of $24.0 million, $21.0 million, and $17.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382. Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no ownership change has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the purchase price could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of the NOL carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a Section 382 Rights Agreement, discussed below, to protect our utilization of the NOLs.
Risks Related to Investing in Our Common Stock
From time-to-time our Board explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of the Company. Our Board may not be able to identify or complete any suitable strategic alternatives, and announcements regarding any such strategic alternatives could have an impact on our operations or stock price.
In December 2018, after receiving unsolicited expressions of interest from multiple parties, we announced that we retained Evercore Group L.L.C. and Paul Hastings LLP, our financial advisor and outside legal advisor, respectively, to assist the Board and our management team in exploring and reviewing strategic alternatives. On May 1, 2019, we announced that we concluded this process. This process did not result in an offer to purchase the Company on terms and conditions that were acceptable to the Board, given the Board’s view of the value of the Company and its assets and the Board’s belief that we, can ultimately create more value for our stockholders by continuing to execute our current business strategy.
Our announcement on May 1, 2019 and other announcements related to strategic alternatives may result in a perception that there is uncertainty about the future of our business and operations, regardless of the actual circumstances. Such perceptions may negatively affect our business, disrupt our operations and divert the attention of our Board, management, and employees, all of which could martially and adversely affect our business and operations. In addition, our stock price may experience periods of increased volatility as a result of such perceptions and speculation about the future of our business and operations.
While we have concluded the process started in December 2018, it is possible that a strategic transaction may arise in the future. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that any future explorations of various strategic alternatives will result in any specific action or transaction. If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
Concentration of ownership among our current and former directors and executive officers may limit our other stockholder’s ability to influence significant corporate decisions.
As noted in our 2019 annual proxy statement, filed January 28, 2019 our current and former directors and executive officers as a group beneficially owned approximately 8.2% of our outstanding common stock. Subject to any fiduciary duties owed to our other stockholders under Delaware General Corporation Law (the “DGCL”), these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
Future sales of our common stock by our insiders may cause our stock price to decline.
A significant portion of our outstanding shares are held by our current and former directors and executive officers. Resales of a substantial number of shares of our stock by these stockholders, announcements of the proposed resale of substantial amounts of our stock, or the perception that substantial resales may be made by such stockholders could adversely impact the market price of our stock. Some of our directors and executive officers have in the past and may in the future enter into Rule 10b5-1 trading plans pursuant to which they may sell shares of our stock from time to time in the future. Actual or potential sales by these individuals, including those under a pre-arranged Rule 10b5-1 trading plan, regardless of the actual circumstances, could be interpreted by the market as an indication that the insider has lost confidence in our stock and adversely impact the market price of our stock.
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
Our investors may launch a proxy contest to nominate director candidates for election to the Board at our annual meeting of stockholders. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and could result in potential operational disruption, including that the investor-nominated directors (if elected) may have a business agenda for the Company that is different than the strategic and operational plans of the existing Board, which agenda may adversely affect our stockholders. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results and create increased volatility in our stock price.
Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under certain employment agreements we have with our executive management and our 2002 Stock Option Plan, 2006 Stock Option Plan,

2010 Stock Option Plan, Amended and Restated 2012 Incentive Plan, Director Restricted Stock Unit Plan, and any equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, conditioned upon a qualifying termination that occurs within 12 months of any such change of control.
Our corporate documents and the DGCL contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
Provisions in our restated certificate of incorporation and second amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to one million shares of “blank check” preferred stock, sixty thousand of which are reserved in connection with the Section 382 Rights Agreement, discussed below. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third party to acquire us. We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
Our restated certificate of incorporation and second amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
Pursuant to our restated certificate of incorporation and second amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breaches of fiduciary duties, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; or (iv) for any transaction from which the director derived an improper personal benefit.
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
We entered into a Rights Agreement on October 23, 2018, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent (the “Rights Agreement”). The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative “ownership change” of more than 50% within a rolling three-year period, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382 of the Internal Revenue Code of 1986, as amended. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.9% of our common stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. In addition, if the share purchase rights under the Rights Agreement are exercised, additional shares of our common stock will be issued, which could materially and adversely affect the market price of our common stock. Moreover, sales in the public market of any shares of our common stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our common stock. These issuances would also cause our per share net income, if any, to decrease in future periods.

The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the period between our fiscal year ended September 30, 2018 and our quarterly period ended March 31, 2019, the closing price of our common stock ranged from $6.52 to $12.53. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2019, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Revolving Credit Facility
On May 2, 2019, Mitek Systems, Inc, (the “Company”) and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a First Amendment to that certain Loan and Security Agreement (the “Loan Agreement”), dated May 3, 2018, between the Co-Borrowers and Silicon Valley Bank (“SVB”), for the purpose of extending the maturity of the $10.0 million secured revolving credit facility (the “Revolver”) to September 30, 2020.
The Amendment contains representations and warranties customary for transactions of this type. The representations, warranties, and other terms contained in the Amendment were made only for the purposes of such agreement and as of specified dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties. Such representations, warranties and other agreements should not be and may not be relied on by any other party.
The above description is qualified in its entirety by the terms and conditions of the Amendment, a copy of which is filed herewith as Exhibit 10.1.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

4.2	Amendment No. 1 to the Section 328 Rights Agreement, dated February 28, 2019, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as rights agent.	(7)

10.1	First Amendment to Loan and Security Agreement, by and between Mitek Systems, Inc. and Silicon Valley Bank.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Loss, (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*

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
5.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
6.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
7.Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2019	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)