Form 10-Q
period 2019-06-30
MITEK SYSTEMS INC
filed 2019-08-06
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 40,177,044 shares of the registrant’s common stock outstanding as of July 31, 2019.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2019 (Unaudited)	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,092	$9,028
Short-term investments	11,892	8,448
Accounts receivable, net	14,566	16,821
Prepaid expenses	1,847	2,278
Other current assets	3,084	1,053
Total current assets	47,481	37,628
Property and equipment, net	4,543	4,665
Intangible assets, net	27,080	32,947
Goodwill	33,925	34,407
Deferred income tax assets, net	20,317	15,356
Other non-current assets	2,524	2,147
Total assets	$135,870	$127,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,593	3,573
Accrued payroll and related taxes	6,027	7,915
Deferred revenue, current portion	6,317	4,792
Acquisition-related contingent consideration	1,180	1,849
Restructuring accrual	3,082	—
Other current liabilities	1,795	2,278
Total current liabilities	21,994	20,407
Deferred revenue, non-current portion	681	485
Deferred income tax liabilities	8,025	8,162
Other non-current liabilities	1,846	2,702
Total liabilities	32,546	31,756
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,177,044 and 37,961,224 issued and outstanding, as of June 30, 2019 and September 30, 2018, respectively	40	38
Additional paid-in capital	129,145	116,944
Accumulated other comprehensive loss	(1,773)	(586)
Accumulated deficit	(24,088)	(21,002)
Total stockholders’ equity	103,324	95,394
Total liabilities and stockholders’ equity	$135,870	$127,150

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Revenue
Software and hardware	$11,888	$10,458	$32,468	$26,437
Service and other	10,018	5,651	27,104	16,085
Total revenue	21,906	16,109	59,572	42,522
Operating costs and expenses
Cost of revenue—software and hardware	838	1,023	2,590	2,227
Cost of revenue—service and other	2,330	1,655	6,447	3,785
Selling and marketing	6,935	5,740	20,895	15,863
Research and development	4,663	4,161	14,441	10,942
General and administrative	5,074	3,239	15,743	10,529
Acquisition-related costs and expenses	1,761	3,154	5,361	5,616
Restructuring costs	3,214	—	3,214	—
Total operating costs and expenses	24,815	18,972	68,691	48,962
Operating loss	(2,909)	(2,863)	(9,119)	(6,440)
Other income (expense), net	98	(1,351)	252	(957)
Loss before income taxes	(2,811)	(4,214)	(8,867)	(7,397)
Income tax benefit (provision)	2,712	1,430	4,861	(2,283)
Net loss	$(99)	$(2,784)	$(4,006)	$(9,680)
Net loss per share—basic and diluted	$(0.00)	$(0.08)	$(0.10)	$(0.28)
Shares used in calculating net loss per share—basic and diluted	39,936	36,190	39,034	35,122
Other comprehensive income (loss)
Net loss	$(99)	$(2,784)	$(4,006)	$(9,680)
Foreign currency translation adjustment	814	(942)	(1,213)	(350)
Unrealized gain (loss) on investments	7	43	26	(28)
Other comprehensive income (loss)	$722	$(3,683)	$(5,193)	$(10,058)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands except per share)

	Three Months Ended June 30, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069
Exercise of stock options	726	1	2,264	—	—	2,265
Settlement of restricted stock units	103	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Components of other comprehensive income:
Net loss	—	—	—	(99)	—	(99)
Currency translation adjustment	—	—	—	—	814	814
Change in unrealized gain (loss) on investments	—	—	—	—	7	7
Total other comprehensive income						722
Balance, June 30, 2019	40,177	$40	$129,145	$(24,088)	$(1,773)	$103,324

	Three Months Ended June 30, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2018	35,059	$35	$89,109	$(16,091)	$668	$73,721
Exercise of stock options	114	—	329	—	—	329
Settlement of restricted stock units	109	1	(1)	—	—	—
Acquisition-related shares issued	2,515	2	21,875			21,877
Stock-based compensation expense	—	—	1,980	—	—	1,980
Components of other comprehensive loss:
Net loss	—	—	—	(2,784)	—	(2,784)
Currency translation adjustment	—	—	—	—	(942)	(942)
Change in unrealized gain (loss) on investments	—	—	—	—	43	43
Total other comprehensive loss						(3,683)
Balance, June 30, 2018	37,797	$38	$113,292	$(18,875)	$(231)	$94,224

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands except per share)

	Nine Months Ended June 30, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	1,362	1	4,420	—	—	4,421
Settlement of restricted stock units	786	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	7,291	—	—	7,291
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(4,006)	—	(4,006)
Currency translation adjustment	—	—	—	—	(1,213)	(1,213)
Change in unrealized gain (loss) on investments	—	—	—	—	26	26
Total other comprehensive loss						(5,193)
Balance, June 30, 2019	40,177	$40	$129,145	$(24,088)	$(1,773)	$103,324

	Nine Months Ended June 30, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	187	—	495	—	—	495
Settlement of restricted stock units	706	1	(1)	—	—	—
Acquisition-related shares issued	3,180	3	27,484	—	—	27,487
Stock-based compensation expense	—	—	5,927	—	—	5,927
Amortization of earnout shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(9,680)	—	(9,680)
Currency translation adjustment	—	—	—	—	(350)	(350)
Change in unrealized gain (loss) on investments	—	—	—	—	(28)	(28)
Total other comprehensive loss						(10,058)
Balance, June 30, 2018	37,797	$38	$113,292	$(18,875)	$(231)	$94,224

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2019	2018
Operating activities:
Net loss	$(4,006)	$(9,680)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation expense	7,291	5,927
Amortization of closing and earnout shares	—	355
Amortization of intangible assets	5,298	2,215
Depreciation and amortization	1,047	316
Amortization of investment premiums and other	(73)	(23)
Deferred taxes	(5,232)	3,541
Changes in assets and liabilities:
Accounts receivable	2,168	(267)
Other assets	(769)	(1,838)
Accounts payable	28	596
Accrued payroll and related taxes	(1,995)	746
Deferred revenue	1,733	1,565
Restructuring accrual	3,082	—
Other liabilities	(684)	919
Net cash provided by operating activities	7,888	4,372
Investing activities:
Purchases of investments	(14,175)	(15,391)
Sales and maturities of investments	10,830	40,069
Acquisitions, net of cash acquired	—	(29,744)
Purchases of property and equipment	(975)	(3,176)
Net cash used in investing activities	(4,320)	(8,242)
Financing activities:
Proceeds from the issuance of equity plan common stock	4,912	495
Payment of acquisition-related contingent consideration	(1,030)	—
Principal payments on other borrowings	(250)	(249)
Net cash provided by financing activities	3,632	246
Foreign currency effect on cash and cash equivalents	(136)	(31)
Net increase (decrease) in cash and cash equivalents	7,064	(3,655)
Cash and cash equivalents at beginning of period	9,028	12,289
Cash and cash equivalents at end of period	$16,092	$8,634
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$310	$128
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$26	$(28)

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. ("Mitek" or the "Company") is a leading innovator of mobile capture and digital identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. The Company is currently serving more than 6,600 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. The Company's solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
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
Mitek’s Mobile Verify® is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of the Company's solutions, but marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors are showing accelerated adoption. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify® and applies artificial intelligence to increase automation and speed of approvals of identification documents.
The core of the Company's user experience is Mitek MiSnap™, a touch-free automated capture technology which can be incorporated across product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill®, Mitek's mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill®, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
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

As of June 30, 2019, the Company has been granted 51 patents and it has an additional 19 patent applications pending.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2019 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2018, filed with the U.S. Securities and Exchange Commission on December 14, 2018.
Results for the three and nine months ended June 30, 2019 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net gain resulting from foreign exchange translation of $0.8 million for the three months ended June 30, 2019 and a net loss resulting from foreign exchange translation of $0.9 million for the three months ended June 30, 2018. The Company recorded a net loss resulting from foreign exchange translation of $1.2 million for the nine months ended June 30, 2019 and a net loss resulting from foreign exchange translation of $0.4 million for the nine months ended June 30, 2018.
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
For the three and nine months ended June 30, 2019 and 2018, the following potentially dilutive common shares were excluded from the calculation of net loss per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options	1,664	2,871	1,664	2,871
RSUs	2,498	2,476	2,498	2,476
ESPP common stock equivalents	65	63	65	63
Total potentially dilutive common shares outstanding	4,227	5,410	4,227	5,410

The calculation of basic and diluted net loss per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(99)	$(2,784)	$(4,006)	$(9,680)
Weighted-average shares outstanding—basic	39,936	36,190	39,034	35,122
Common stock equivalents	—	—	—	—
Weighted-average shares outstanding—diluted	39,936	36,190	39,034	35,122
Net loss per share:
Basic	$0.00	$(0.08)	$(0.10)	$(0.28)
Diluted	$0.00	$(0.08)	$(0.10)	$(0.28)
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2019 and 2018.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million of write-offs to the allowance for doubtful accounts in the nine months ended June 30, 2019. The Company had no write-offs to the allowance for doubtful accounts for the nine months ended June 30, 2018. The Company maintained an allowance for doubtful accounts of $0.2 million and $0.3 million as of June 30, 2019 and September 30, 2018, respectively.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the nine months ended June 30, 2019 and 2018, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the nine months ended June 30, 2019 and 2018.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million and $0.6 million of costs related to computer software developed for internal use during the nine months ended June 30, 2019 and 2018, respectively. The Company had $0.3 million in amortization expense from internal use software during the nine months ended June 30, 2019 and no amortization expense from internal use software during the nine months ended June 30, 2018.
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
Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 8 of the consolidated financial statements for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 8 of the consolidated financial statements for additional details.
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
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2019, $0.6 million was outstanding under these agreements and $0.2 million and $0.5 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2018, $0.8 million was outstanding under these agreements and $0.3 million and $0.5 million was recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Comprehensive Loss
Comprehensive loss consists of net loss, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $1.8 million and $0.6 million at June 30, 2019 and September 30, 2018, respectively.

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

The following tables summarizes the impacts of ASC 606 adoption on the Company's consolidated financial statements as of and for the three and nine months ended June 30, 2019 (amounts in thousands except per share data):

Consolidated Statement of Operations
	Impact of changes in accounting policies
Three Months Ended June 30, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$11,888	$(244)	$11,644
Service and other	10,018	—	10,018
Total revenue	21,906	(244)	21,662

Operating expenses
Selling and marketing	$6,935	$(10)	$6,925

	Impact of changes in accounting policies
Nine Months Ended June 30, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$32,468	$(1,592)	$30,876
Service and other	27,104	—	27,104
Total revenue	59,572	(1,592)	57,980

Operating expenses
Selling and marketing	$20,895	$(9)	$20,886

Consolidated Balance Sheet
	Impact of changes in accounting policies
June 30, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$14,566	$649	$15,215
Other current assets	3,084	(1,983)	1,101
Deferred income tax asset	20,317	623	20,940
Other non-current assets	2,524	(128)	2,396

Liabilities
Deferred revenue, current portion	6,317	1,183	7,500
Deferred revenue, non-current portion	681	—	681

Equity
Accumulated deficit	$(24,088)	$(2,022)	$(26,110)

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal 2020 and early adoption is permitted. The Company is currently evaluating the impact of adopting the new lease standard on its consolidated financial statements.
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2019 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Major product category
Deposits software and hardware	$10,521	$8,498	$28,786	$20,379
Deposits services and other	4,528	2,171	11,041	6,002
Deposits revenue	15,049	10,669	39,827	26,381
Identity verification software and hardware	1,367	1,960	3,682	6,058
Identity verification services and other	5,490	3,480	16,063	10,083
Identity verification revenue	6,857	5,440	19,745	16,141
Total revenue	21,906	16,109	59,572	42,522

Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2019	October 1, 2018
Contract assets, current	$1,983	$169
Contract assets, non-current	127	507
Contract liabilities, current	6,317	4,792
Contract liabilities, non-current	$681	$485

Contract assets, reported within other current and long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.2 million of revenue during the nine months ended June 30, 2019 that was included in the contract liability balance at the beginning of the period.
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.6 million and $1.0 million at June 30, 2019 and October 1, 2018, respectively.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.2 million and $0.4 million during the three and nine months ended June 30, 2019. There was no impairment loss recognized during the nine months ended June 30, 2019 related to capitalized contract costs.

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
The Company incurred $2.2 million of expense in connection with the A2iA Acquisition primarily related to executive separation costs, legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
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
The following table summarizes the Company’s unaudited pro forma financial information presented as if the acquisitions occurred on October 1, 2017 (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Pro forma revenue	$21,982	$18,553	$61,107	$55,528
Pro forma net loss	$(23)	$(3,798)	$(2,473)	$(10,859)

4. RESTRUCTURING
Subsequent to the acquisition of A2iA, the Company evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to Mitek’s strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs and are expected to be paid over the next twelve months. The following table summarizes changes in the restructuring accrual during the nine months ended June 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$—
Costs incurred	3,214
Payments	(160)
Foreign currency effect on the restructuring accrual	28
Balance at June 30, 2019	$3,082

5. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2019 and September 30, 2018, respectively (amounts shown in thousands):

June 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,225	$3	$—	$4,228
Corporate debt securities, short-term	7,665	—	(1)	7,664
Total	$11,890	$3	$(1)	$11,892

September 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,693	$—	$(10)	$3,683
Corporate debt securities, short-term	4,779	—	(14)	4,765
Total	$8,472	$—	$(24)	$8,448

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in investment income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2019 and September 30, 2018, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2019 and 2018. There were no realized gains or losses from the sale of available-for-sale securities during the three and nine months ended June 30, 2019. The Company recorded net realized losses from the sale of available-for-sale securities of $25,000 and $49,000 in the three and nine months ended June 30, 2018, respectively.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2019 and September 30, 2018, respectively (amounts shown in thousands):

June 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,228	$4,228	$—	$—
Corporate debt securities
Financial	686	—	686	—
Industrial	1,368	—	1,368	—
Commercial paper
Financial	2,635	—	2,635	—
Industrial	2,975	—	2,975	—
Total assets at fair value	$11,892	$4,228	$7,664	$—
Liabilities:
Acquisition-related contingent consideration	1,180	—	—	1,180
Total liabilities at fair value	$1,180	$—	$—	$1,180

September 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,683	$3,683	$—	$—
Corporate debt securities
Financial	2,847	—	2,847	—
Industrial	1,918	—	1,918	—
Total assets at fair value	$8,448	$3,683	$4,765	$—
Liabilities:
Acquisition-related contingent consideration	3,051	—	—	3,051
Total liabilities at fair value	3,051	—	—	3,051
The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$3,051
Payment of contingent consideration	(1,818)
Foreign currency effect on contingent consideration	(53)
Balance at June 30, 2019	$1,180

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $33.9 million at June 30, 2019, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$34,407
A2iA purchase accounting adjustment	121
Foreign currency effect on goodwill	(603)
Balance at June 30, 2019	$33,925
Intangible assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of June 30, 2019 and September 30, 2018, respectively, are summarized as follows (amounts shown in thousands, except for years):

June 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$5,761	$14,580
Customer relationships	4.8 years	17,628	5,414	12,214
Trade names	4.5 years	618	332	286
Total intangible assets		$38,587	$11,507	$27,080

September 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$3,070	$17,271
Customer relationships	4.8 years	17,628	2,351	15,277
Trade names	4.5 years	618	219	399
Total intangible assets		$38,587	$5,640	$32,947

Amortization expense related to acquired intangible assets was $1.8 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $5.3 million and $2.2 million for the nine months ended June 30, 2019 and 2018, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2019 (remaining three months)	$1,775
2020	6,486
2021	6,216
2022	5,815
2023	3,816
2024	1,806
Thereafter	1,166
Total	$27,080

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$55	$25	$155	$54
Selling and marketing	705	596	2,242	1,977
Research and development	437	482	1,438	1,298
General and administrative	1,071	877	3,456	2,598
Stock-based compensation expense included in expenses	$2,268	$1,980	$7,291	$5,927

The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2019 and 2018 were based on the following assumptions:

	Nine Months Ended June 30, 2019	Nine Months Ended June 30, 2018
Risk-free interest rate	2.88% – 3.08%	2.04%
Expected life (years)	5.46	5.15
Expected volatility	57%	60%
Expected dividends	None	None

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
As of June 30, 2019, the Company had $18.8 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”) upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of June 30, 2019, (i) stock options to purchase 1,194,371 shares of Common Stock, 2,036,063 RSUs and 1,703,569 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 757,135 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 298,015 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2019, (i) 128,342 shares were outstanding under the ESPP and (ii) 871,658 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million and $0.3 million in stock-based compensation expense related to the ESPP in the three and nine months ended June 30, 2019, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of June 30, 2019, (i) 366,870 RSUs were outstanding under the Director Plan and (ii) 391,701 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	364,368	$9.50
Exercised	(1,362,605)	$3.24
Canceled	(143,562)	$6.62
Outstanding at June 30, 2019	1,664,565	$6.87	5.6

The Company recognized $0.2 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the three months ended June 30, 2019 and 2018, respectively. The Company recognized $0.5 million and $0.9 million in stock-based compensation expense related to outstanding stock options in the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $1.9 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 3.1 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2019 and 2018 was $11.0 million and $1.2 million, respectively. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2019 was $5.08. The aggregate intrinsic value of options outstanding as of June 30, 2019 and September 30, 2018, was $5.4 million and $12.8 million, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2019:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	1,098,473	$9.66
Settled	(785,624)	$6.25
Canceled	(395,354)	$7.38
Outstanding at June 30, 2019	2,497,671	$8.28

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.6 million and $1.3 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2019 and 2018, respectively. The Company recognized $5.3 million and $3.9 million in stock-based compensation expense related to outstanding RSUs in the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $14.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.
Senior Executive Performance RSUs
There were 1,703,569 Senior Executive Performance RSUs outstanding as of June 30, 2019. The Company recognized $0.2 million and $0.4 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the three months ended June 30, 2019 and 2018, respectively. The Company recognized $0.7 million and $1.1 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the nine months ended June 30, 2019 and 2018, respectively. As of June 30, 2019, the Company had $0.8 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.2 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of the Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million and $0.5 million in stock-based compensation expense related to outstanding Performance Options in the three and nine months ended June 30, 2019, respectively. As of June 30, 2019, the Company had $1.9 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 2.4 years.
Earnout Shares
On June 17, 2015, the Company completed the acquisition of ID Checker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “ID Checker”). In connection with the acquisition of ID Checker, the Company issued 137,306 shares of Common Stock (the “Earnout Shares”) to the Sellers for achievement by ID Checker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by ID Checker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets and a 10-trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The company did not recognize any stock-based compensation expense related to the Earnout Shares for the nine months ended June 30, 2019. The Company recognized $0.4 million in stock-based compensation expense related to the Earnout Shares for the nine months ended June 30, 2018.
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

8. INCOME TAXES
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
For the nine months ended June 30, 2019, the Company recorded an income tax benefit of $4.9 million, which yielded an effective tax rate of 55%.
As the Company has a fiscal year ending September 30th, it is subject to transitional tax rate rules. Therefore, a blended rate of 22.5% was computed as effective for the current fiscal year. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2019 is primarily due to excess tax benefits of $1.9 million resulting from the exercise of stock options, foreign taxes, state taxes, and the impact of federal and state research and development credits on its tax provision.

9. COMMITMENTS AND CONTINGENCIES
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
Third Party Claims Against Our Customers
On March 11, 2019, Lupercal, LLC (“Lupercal”) filed lawsuits against Citibank, N.A. (“Citibank”) and Plains Capital Bank (“Plains Capital”) in the Western District of Texas alleging infringement of one of Lupercal’s patents related to mobile deposits. The Company has received indemnification requests in connection with these lawsuits. Lupercal has also sent letters to other customers. While the Company does not currently believe it is obligated to indemnify Citibank, Plains Capital, or any other customers in connection with the lawsuits or the letters sent by Lupercal, the Company could incur substantial costs if it is determined that it is required to indemnify Citibank, Plains Capital, or any other customers against which Lupercal might bring suit. Given the potential for impact to other customers and the industry, the Company is monitoring Lupercal’s actions.
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by us to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (“First Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (“Second Lawsuit”) against Wells Fargo in the

Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Neither the First Lawsuit nor the Second Lawsuit names us as a defendant, nor has Wells Fargo or our partner sought indemnification from us related to the two lawsuits. However, given the potential impact such litigation could have on the use of our products by Wells Fargo, our other customers, as well as the industry as a whole, we are closely monitoring these lawsuits.
The Company incurred legal fees of $0.3 million in both the three and nine months ended June 30, 2019 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations.
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
Facility Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease for the Company’s offices continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of June 30, 2019, the unamortized balance of the lease incentives was $0.7 million, of which $0.1 million has been included in other current liabilities and $0.5 million has been included in other non-current liabilities. The offices of A2iA are located in France and New York, New York and the terms of each lease continue through July 31, 2021 and September 30, 2019, respectively, with annual base rent of approximately €0.4 million (or approximately $0.4 million) and approximately $0.2 million per year, respectively. The offices of ID Checker are located in the Netherlands and the term of such lease continues through December 31, 2023 with annual base rent of approximately €0.2 million (or approximately $0.2 million) per year. The Company has a sales office in London, UK. The term of this lease continues through May 31, 2020. The annual base rent under this lease is approximately £63,000 (or approximately $80,000) per year. The offices of ICAR are located in Barcelona, Spain and the term of such lease continues through May 31, 2023 with annual base rent of approximately €0.1 million (or approximately $0.1 million) per year. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of June 30, 2019.

10. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the three months ended June 30, 2019, the Company derived revenue of $6.1 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue. For the three months ended June 30, 2018, the Company derived revenue of $7.9 million from three customers, with such customers accounting for 26%, 13%, and 10% of the Company’s total revenue. For the nine months ended June 30, 2019, the Company derived revenue of $10.5 million from one customer, with such customer accounting for 18% of the Company’s total revenue. For the nine months ended June 30, 2018, the Company derived revenue of $10.1 million from one customer, with such customer accounting for 24% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.5 million and $4.5 million at June 30, 2019 and 2018, respectively.
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
International sales accounted for approximately 28% and 33% of the Company’s total revenue for the three and nine months ended June 30, 2019, respectively. International sales accounted for approximately 24% and 25% of the Company’s total revenue for the three and nine months ended June 30, 2018, respectively.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the three and nine months ended June 30, 2019 and 2018, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors given the availability of alternative sources for its necessary integrated software components.

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
Overview
Mitek is a leading innovator of mobile capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We are currently serving more than 6,600 financial services organizations and leading marketplace and financial technology ("fintech") brands across the globe. Our solutions are embedded in native mobile apps and mobile optimized websites to facilitate better mobile user experiences, fraud detection and reduction, and compliant transactions.
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
Mitek’s Mobile Verify® is an important technology used to verify people’s identities at the point of onboarding via web or mobile device. Scanning an identity document enables an enterprise to identify the person with whom they are conducting business, comply with growing governmental Know Your Customer and Anti-Money Laundering ("AML") regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek's Mobile Verify Face Comparison provides an incremental layer of verification and compares the face on the identity document with the selfie photo of the user. Mitek's Mobile Verify Face Comparison technology uses advanced liveness detection so it cannot be spoofed.
The identification capture process provided by Mitek can also provide prefill of much of the data obtained from the identity document into an application, requiring far fewer key strokes, reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, telecommunications, healthcare, travel, and retail sectors. Similarly, websites that must verify the customer’s age (or other consumer information) prior to selling goods can do so by verifying identity documents. Mitek uses machine learning to constantly improve the product performance of Mobile Verify® and applies artificial intelligence to increase automation and speed of approvals of identification documents.

The core of our user experience is Mitek MiSnap™, a touch-free automated capture technology which can be incorporated across our product lines. It provides a simple and superior user-experience, making transactions on mobile devices fast, accurate, and easy for the consumer while helping organizations drive revenue from the increasingly popular mobile channel.
Mobile Fill®, our mobile identity capture solution, enables the camera to serve as a keyboard. Using Mobile Fill®, consumers can quickly prefill any form with personal data by simply snapping a picture of their driver's license, credit card, or other similar identity document.
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
Third Quarter Fiscal 2019 Highlights
•Revenue for the three months ended June 30, 2019 was $21.9 million, an increase of 36% compared to revenue of $16.1 million in the three months ended June 30, 2018.
•Net loss was $0.1 million, or $0.00 per share, during the three months ended June 30, 2019, compared to net loss of $2.8 million, or $0.08 per share, during the three months ended June 30, 2018.
•Cash provided by operating activities was $7.9 million for the nine months ended June 30, 2019, compared to $4.4 million for the nine months ended June 30, 2018.
•We added new patents to our portfolio during fiscal 2019 bringing our total number of issued patents to 51 as of June 30, 2019. In addition, we have 19 domestic and international patent applications pending as of June 30, 2019.
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

Restructuring
Subsequent to the acquisition of A2iA, we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce.
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
To sustain our growth in 2019 and beyond, we will continue to prioritize innovation in our identity verification solutions and leverage the breadth of our mobile check deposit solution at more than 6,600 financial institutions to increase adoption of our identification capture and verification solutions.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$11,888	$10,458	54%	65%	$1,430	14%
Service and other	10,018	5,651	46%	35%	4,367	77%
Total revenue	$21,906	$16,109	100%	100%	$5,797	36%
Cost of revenue	3,168	2,678	14%	17%	490	18%
Selling and marketing	6,935	5,740	32%	36%	1,195	21%
Research and development	4,663	4,161	21%	26%	502	12%
General and administrative	5,074	3,239	23%	20%	1,835	57%
Acquisition-related costs and expenses	1,761	3,154	8%	20%	(1,393)	(44)%
Restructuring costs	3,214	—	15%	—%	3,214	100%
Other income (expense), net	98	(1,351)	—%	(8)%	1,449	107%
Income tax benefit	$2,712	$1,430	12%	9%	$1,282	90%

Revenue
Total revenue increased $5.8 million, or 36%, to $21.9 million in the three months ended June 30, 2019 compared to $16.1 million in the three months ended June 30, 2018. Software and hardware revenue increased $1.4 million, or 14%, to $11.9 million in the three months ended June 30, 2019 compared to $10.5 million in the three months ended June 30, 2018 primarily due to an increase in sales of our Mobile Deposit® software products as well as the addition of A2iA. Service and other revenue increased $4.4 million, or 77%, to $10.0 million in the three months ended June 30, 2019 compared to $5.7 million in the three months ended June 30, 2018 primarily due to strong growth in Mobile Verify® transactional software as a service ("SaaS") revenue of $2.2 million in the three months ended June 30, 2019 compared to the same period in 2018, as well as an increase in maintenance and professional services associated with A2iA, ICAR, and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.5 million, or 18%, to $3.2 million in the three months ended June 30, 2019 compared to $2.7 million in the three months ended June 30, 2018. As a percentage of revenue, cost of revenue decreased to 14% in the three months ended June 30, 2019 from 17% in the three months ended June 30, 2018. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended June 30, 2019 compared to the same period in 2018 and additional labor costs associated with the delivery of A2iA maintenance. The decrease in cost of revenue as a percentage of revenue is primarily due to decreasing royalty costs of both Mobile Verify® and Mobile Deposit® products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.2 million, or 21%, to $6.9 million in the three months ended June 30, 2019 compared to $5.7 million in the three months ended June 30, 2018. As a percentage of revenue, selling and marketing expenses decreased to 32% in the three months ended June 30, 2019 from 36% in the three months ended June 30, 2018. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $0.7 million associated with our increased headcount in the three months ended June 30, 2019 compared to the same period in 2018, an increase in product promotion costs of $0.4 million, and sales and marketing expenses associated with the A2iA Acquisition.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.5 million, or 12%, to $4.7 million in the three months ended June 30, 2019 compared to $4.2 million in the three months ended June 30, 2018. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended June 30, 2019 from 26% in the three months ended June 30, 2018. The increase in research and development expenses is primarily due to research and development expenses associated with the A2iA Acquisition.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.8 million, or 57%, to $5.1 million in the three months ended June 30, 2019 compared to $3.2 million in the three months ended June 30, 2018. As a percentage of revenue, general and administrative expenses increased to 23% in the three months ended June 30, 2019 from 20% in the three months ended June 30, 2018. The increase in general and administrative expenses is primarily due to higher personnel-related costs of $0.7 million, general and administrative expenses associated with the A2iA Acquisition of $0.5 million, higher legal and professional costs of $0.4 million, and higher facility and other overhead costs of $0.1 million during the three months ended June 30, 2019 compared to the same period in 2018.

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $1.4 million, or 44%, to $1.8 million in the three months ended June 30, 2019 compared to $3.2 million in the three months ended June 30, 2018. As a percentage of revenue, acquisition-related costs and expenses decreased to 8% in each of the three months ended June 30, 2019 from 20% in the three months ended June 30, 2018. The decrease in acquisition-related costs and expenses is primarily due to $1.0 million of executive separation costs and $0.6 million of legal and other integration costs associated with the A2iA Acquisition in the three months ended June 30, 2018 as well as a decrease in expense due to changes in the fair value of acquisition-related contingent consideration of $0.3 million. These decreases are partially offset by an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition of $0.7 million.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $3.2 million in the three months ended June 30, 2019 and related to the restructuring plan implemented in June 2019.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net increased $1.4 million, to $0.1 million of net income in the three months ended June 30, 2019 compared to $1.4 million of net expense in the three months ended June 30, 2018, primarily due to a $1.3 million foreign currency exchange remeasurement loss on the Euro funds held for the A2iA Acquisition in 2018.
Income Tax Benefit (Provision)
Income tax benefit for the three months ended June 30, 2019 was $2.7 million, compared to $1.4 million for the three months ended June 30, 2018. The increase in income tax benefit is primarily due to excess tax benefits from the exercise of stock options, additional research and development credits associated with the provision to return true-up, and the impact of the mix of pre-tax income (loss) among jurisdictions in the three months ended June 30, 2019.
Comparison of the Nine Months Ended June 30, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2019 and 2018 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$32,468	$26,437	55%	62%	$6,031	23%
Service and other	27,104	16,085	45%	38%	11,019	69%
Total revenue	$59,572	$42,522	100%	100%	$17,050	40%
Cost of revenue	9,037	6,012	15%	14%	3,025	50%
Selling and marketing	20,895	15,863	35%	37%	5,032	32%
Research and development	14,441	10,942	24%	26%	3,499	32%
General and administrative	15,743	10,529	26%	25%	5,214	50%
Acquisition-related costs and expenses	5,361	5,616	9%	13%	(255)	(5)%
Restructuring costs	3,214	—	5%	—%	3,214	100%
Other income, net	252	(957)	—%	(2)%	1,209	126%
Income tax benefit (provision)	$4,861	$(2,283)	8%	(5)%	$7,144	313%

Revenue
Total revenue increased $17.1 million or 40%, to $59.6 million in the nine months ended June 30, 2019 compared to $42.5 million in the nine months ended June 30, 2018. Software and hardware revenue increased $6.0 million, or 23%, to $32.5 million in the nine months ended June 30, 2019 compared to $26.4 million in the nine months ended June 30, 2018 primarily due to the addition of A2iA as well as an increase in sales of our Mobile Deposit® software products. Service and other revenue increased $11.0 million, or 69%, to $27.1 million in the nine months ended June 30, 2019 compared to $16.1 million in the nine months ended June 30, 2018 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $6.0 million in the nine months ended June 30, 2019 compared to the same period in 2018, as well as an increase in maintenance and professional services associated with A2iA, Mobile Deposit®, and ICAR software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $3.0 million, or 50%, to $9.0 million in the nine months ended June 30, 2019 compared to $6.0 million in the nine months ended June 30, 2018. As a percentage of revenue, cost of revenue increased to 15% in the nine months ended June 30, 2019 from 14% in the nine months ended June 30, 2018. The increase in cost of revenue is primarily due to an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the nine months ended June 30, 2019 compared to the same period in 2018, additional labor costs associated with the delivery of A2iA maintenance, and an increase in costs associated with higher hardware sales.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $5.0 million, or 32%, to $20.9 million in the nine months ended June 30, 2019 compared to $15.9 million in the nine months ended June 30, 2018. As a percentage of revenue, selling and marketing expenses decreased to 35% in the nine months ended June 30, 2019 from 37% in the nine months ended June 30, 2018. The increase in selling and marketing expense is primarily due to sales and marketing expenses associated with the A2iA Acquisition of $2.5 million, higher personnel-related costs of $1.8 million associated with our increased headcount in the nine months ended June 30, 2019 compared to the same period in 2018, and higher product promotion costs of $0.5 million. Sales and marketing expense during the nine months ended June 30, 2019 also included executive transition costs of $0.2 million.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $3.5 million, or 32%, to $14.4 million in the nine months ended June 30, 2019 compared to $10.9 million in the nine months ended June 30, 2018. As a percentage of revenue, research and development expenses decreased to 24% in the nine months ended June 30, 2019 from 26% in the nine months ended June 30, 2018. The increase in research and development expenses is primarily due to research and development expenses associated with the A2iA Acquisition of $2.7 million and higher personnel-related costs of $0.8 million resulting from increased research and development personnel in the nine months ended June 30, 2019 compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $5.2 million, or 50%, to $15.7 million in the nine months ended June 30, 2019 compared to $10.5 million in the nine months ended June 30, 2018. As a percentage of revenue, general and administrative expenses increased to 26% in the nine months ended June 30, 2019 from 25% in the nine months ended June 30, 2018. The increase in general and administrative expenses is primarily due to general and administrative expenses associated with the A2iA Acquisition of $1.8 million, higher personnel-related costs of $1.3 million, third party costs associated with our strategic process of $1.2 million, higher facility and other overhead costs of $0.7 million, and higher litigation costs of $0.3 million during the nine months ended June 30, 2019 compared to the same period in 2018.

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.3 million, or 5%, to $5.4 million in the nine months ended June 30, 2019 compared to $5.6 million in the nine months ended June 30, 2018. As a percentage of revenue, acquisition-related costs and expenses decreased to 9% in the nine months ended June 30, 2019 from 13% in the nine months ended June 30, 2018. The decrease in acquisition-related costs and expenses is primarily due to $1.0 million of executive separation costs and $0.9 million of legal and other integration costs associated with the A2iA Acquisition in 2018 as well as a decrease in expense due to changes in the fair value of acquisition-related contingent consideration of $1.4 million. These decreases are partially offset by an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition of $3.1 million.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $3.2 million in the nine months ended June 30, 2019 and related to the restructuring plan implemented in June 2019.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net increased $1.2 million, to $0.3 million of net income in the nine months ended June 30, 2019 compared to $1.0 million of net loss in the nine months ended June 30, 2018, primarily due to a $1.3 million foreign currency exchange remeasurement loss on the Euro for the A2iA Acquisition in 2018.
Income Tax Benefit (Provision)
Income tax benefit for the nine months ended June 30, 2019 was $4.9 million, compared to an income tax provision for the nine months ended June 30, 2018 of $2.3 million. The income tax benefit for the nine months ended June 30, 2019 is primarily due to our net loss before income taxes for the nine months ended June 30, 2019, excess tax benefits from the exercise of stock options in the nine months ended June 30, 2019, and additional research and development credits associated with the provision to return true-up. The income tax provision for the nine months ended June 30, 2018 included a tax provision of $4.4 million related to the enactment of the Tax Cuts and Jobs Act, partially offset by an income tax benefit related to our net loss before income taxes for the nine months ended June 30, 2018.
Liquidity and Capital Resources
On June 30, 2019, we had $28.0 million in cash and cash equivalents and investments compared to $17.5 million on September 30, 2018, an increase of $10.5 million, or 60%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $7.9 million and net proceeds from the issuance of equity plan Common Stock of $4.9 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million, capital expenditures of $1.0 million, and principal payments on other borrowings of $0.3 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2019 was $7.9 million and resulted primarily from a net loss of $4.0 million adjusted for net non-cash charges of $8.3 million as well as favorable changes in operating assets and liabilities of $3.6 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $7.3 million, $5.3 million, and $1.0 million, respectively, and were partially offset by a deferred tax benefit of $5.2 million.
Net cash provided by operating activities during the nine months ended June 30, 2018 was $4.4 million and resulted primarily from net loss of $9.7 million adjusted for non-cash charges of $12.3 million as well as favorable changes in operating assets and liabilities of $1.7 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, deferred taxes, amortization of intangible assets, amortization of closing shares and earnout shares, and depreciation and amortization totaling $5.9 million, $3.5 million, $2.2 million, $0.4 million, and $0.3 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.3 million during the nine months ended June 30, 2019, which consisted primarily of net purchases of investments of $3.3 million and capital expenditures of $1.0 million.

Net cash used in investing activities was $8.2 million during the nine months ended June 30, 2018, which consisted primarily of net cash paid in conjunction with the acquisitions of $29.7 million and capital expenditures of $3.2 million, partially offset by net sales and maturities of investments of $24.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.6 million during the nine months ended June 30, 2019, which consisted of net proceeds from the issuance of equity plan Common Stock of $4.9 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million and principal payments on other borrowings of $0.3 million.
Net cash provided by financing activities was $0.2 million during the nine months ended June 30, 2018, which consisted of net proceeds from the issuance of equity plan Common Stock of $0.5 million, partially offset by principal payments on other borrowings of $0.2 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of June 30, 2019.
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
Other Liquidity Matters
On June 30, 2019, we had investments of $11.9 million, designated as available-for-sale debt securities, which consisted of commercial paper and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At June 30, 2019, we had $11.9 million of our available-for-sale securities classified as current. At September 30, 2018, we had $8.4 million of our available-for-sale securities classified as current.
We had working capital of $25.5 million at June 30, 2019 compared to $17.2 million at September 30, 2018.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.

Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of June 30, 2019.
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
Revenue Recognition
We adopted ASC 606 effective October 1, 2018 using the modified retrospective transition approach applied to all contracts. Additional information about our revenue recognition policies and the related impact of the adoption is included in Note 1 and Note 2 to the consolidated financial statements.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2019, our marketable securities had remaining maturities between approximately one and 12 months and a fair market value of $11.9 million, representing 9% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019.
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
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-Q, on May 23, 2018, the Company acquired A2iA. During the third fiscal quarter of 2019, we completed the implementation of internal control over financial reporting for A2iA.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 9 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. There have been no material developments in our historical legal proceedings since September 30, 2018.

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

In addition, third parties have, and may in the future, make claims against our customers asserting that such customers’ use of our products infringe such third parties’ intellectual property rights. On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by us to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (“First Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (“Second Lawsuit”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Neither the First Lawsuit nor the Second Lawsuit names us as a defendant, nor has Wells Fargo or our partner sought indemnification from us related to the two lawsuits. However, given the potential impact such litigation could have on the use of our products by Wells Fargo, our other customers, as well as the industry as a whole, we are closely monitoring these lawsuits.
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
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain (“ICAR”), and A2iA Group II, S.A.S., a simplified joint stock company formed under the laws of France (“A2iA”). There are a large number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR and A2iA, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate these businesses, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. During the nine months ended June 30, 2019, we incurred $3.2 million in expenses in connection with our strategic restructuring of A2iA in June 2019, which consists of employee severance obligations and other related costs.
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
Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the acquisitions or otherwise adversely affect our business and financial results. Subsequent to the acquisition of A2iA, we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. While we expect meaningful financial benefits from our strategic restructuring plan, we may not be able to obtain the cost savings and benefits that were initially anticipated.
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
Our new corporate strategy and restructuring may not be successful.
Subsequent to the acquisition of A2iA, we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce.
While we expect meaningful financial benefits from our strategic restructuring plan, we may not be able to obtain the cost savings and benefits that were initially anticipated. Our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business, financial position, results of operations and cash flow could be materially adversely affected.

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
In our three and nine months ended June 30, 2019 and fiscal years 2018, 2017, and 2016, sales of licenses to our channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing developments required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of June 30, 2019, we had 757,135 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
Our business is generally conducted in U.S. dollars. However, we earn revenues, pay expenses, own assets and incur liabilities in countries using currencies other than the U.S. dollar. Because our consolidated financial statements are presented in U.S. dollars, we must translate revenues and expenses into U.S. dollars at the average exchange rate during each reporting period, as well as assets and liabilities into U.S. dollars at exchange rates in effect at the end of each reporting period. The costs of operating in The Netherlands, Spain, France, and other European markets are subject to the effects of exchange fluctuations of the Euro and British pound sterling against the U.S. dollar. Therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our net revenues, net income (loss), and the value of balance sheet items denoted in foreign currencies, and can adversely affect our operating results.
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
Our operations resulted in a net loss of $11.8 million, $5.3 million, and $7.3 million for the years ended September 30, 2018, 2014, and 2013, respectively and a loss of $0.1 million and $4.0 million for the three and nine months ended June 30, 2019, respectively. Although we generated net income for the years ended September 30, 2017, 2016, and 2015, we may experience future net losses which may limit our ability to fund our operations and we may not generate income from operations in the future. We have a history of losses and may continue to incur significant losses for the foreseeable future. As of June 30, 2019, September 30, 2018, and September 30, 2017, we had an accumulated deficit of $24.1 million, $21.0 million, and $17.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the period between our fiscal year ended September 30, 2018 and our quarterly period ended June 30, 2019, the closing price of our common stock ranged from $6.52 to $12.53. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2019, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document
2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*

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

August 6, 2019	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)