Form 10-K
period 2019-09-30
MITEK SYSTEMS INC
filed 2019-12-06
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-35231

MITEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
600 B Street, Suite 100
San Diego, California	92101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (619) 269-6800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	MITK	NASDAQ Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 29, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was approximately $474,600,000. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 40,855,375 shares of the registrant’s common stock outstanding as of November 29, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2019

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

i

PART I

ITEM 1. BUSINESS.

Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We are currently serving more than 6,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. Our solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent issued for this product in August 2010.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer (“KYC”) regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
The combination of identity document capture and data extraction process enables the organization to prefill the end user’s application, with far fewer key strokes, thus reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, and hospitality sectors. Mitek uses artificial intelligence and machine learning to constantly improve the product performance of Mobile Verify® such as speed and accuracy of approvals of identification documents. The core of our user experience is driven by Mitek MiSnap™, the leading image capture technology, which is incorporated across our product lines. It provides a simple, intuitive, and superior user-experience, making digital transactions faster, more accurate, and easier for the consumer. Mobile Fill® automates application prefill of any form with user data by simply snapping a picture of the driver’s license or other similar user identity document.
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations.
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
Product and Technology Overview
Technology
During the fiscal year ended September 30, 2019, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
Our digital technology solutions are provided in two parts: (i) a software development kit (“SDK”) for mobile image capture and (ii) a software platform which utilizes artificial intelligence and machine learning to classify and extract data to enable mobile check deposit as well as aid the authentication of identity documents including passports, identity cards, and driver's licenses using a camera-equipped device.
Our technology utilizes patented algorithms that analyze images of identity documents in many ways. These include image quality analysis, image repair and optimization, document identification and classification, data extraction, and authenticators.

Products
Mobile Deposit®
Mitek invented Mobile Deposit® to allow individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet.
Mobile Deposit® is utilized by the mobile banking apps of retail banks. As of September 30, 2019, more than 6,500 U.S. financial institutions had signed agreements to deploy Mobile Deposit®.
The Mobile Deposit® process allows consumers to take photographs of the front and back of a check and then remotely deposit the check with their participating bank by submitting the images electronically. Mitek delivers a simple and easy user experience with our proprietary mobile automatic capture which assists users in capturing a usable image of a check by holding their mobile device over the check. We began selling Mobile Deposit® in early 2008.
Mobile Verify®
Mobile Verify® is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications. Mobile Verify® combines an optimal image capture experience with our leading document authentication technology — assisting our customers validate that the identity document presented in a digital transaction is genuine and unaltered. Adding a second layer for identity proofing, Mobile Verify® ties the portrait extracted from the identity document with a selfie of its presenter by doing a biometric face comparison.
The Mobile Verify® identity verification engine is a modular cross-platform architecture, which is built on machine learning and advanced computer vision algorithms. In order to achieve the highest accuracy rates, Mitek’s technology was conceptualized to verify the authenticity of an identity document in the following systematic approach:
•Guided document capture, enabling users to take a quality photo for optimal processing;
•Document classification computer vision algorithms recognize and classify thousands of diverse identity documents allowing for reliable data extraction;
•Data extraction that goes beyond traditional OCR to deconstruct the document and analyze the content of each field; and
•Evaluation of authenticity elements, uses a combination of machine learning techniques and unique computer vision algorithms to help determine the authenticity of a document by evaluating several elements within the document.
Mobile Fill®
Mobile Fill®, which includes automatic image capture, minimizes the numbers of clicks and expedites form fill completion. In mere seconds, and just by taking a photo, prospects can complete application forms and quickly become approved users. Organizations can use Mobile Fill® for a variety of purposes, including streamlining the process of opening a checking, savings, or credit card account, paying a bill, activating a ‘switch and save’ offer, and more. Mobile Fill® is available for native apps and browser applications.
Mobile Docs™
Mobile Docs™ is a mobile document scanning solution. It enables consumers to take photos of documents resulting in scanner-quality images. Mobile Docs™ is used to submit the trailing documents required for digital account opening, lending, and other use cases where supporting documentation is required in a workflow.
CheckReader™
CheckReader™ enables financial institutions to automatically extract data from checks once they have been scanned or photographed by the application. Easily integrated into mobile and server-based applications providing automatic image pre-processing and recognition capabilities, CheckReader™ allows for the automatic recognition of all fields on checks and generic payments documents, whether handwritten or machine print. CheckReader™ is utilized as a core component throughout a wide range of check processing applications; including ATMs, centralized and back office processes, remittance, merchants, and fraud applications. CheckReader™ is deployed within eight of the top ten U.S.-based banks, 90% of French and Brazilian Banks, and 100% of United Kingdom banks.
XE™
XE™ is powered by a recurrent neural network engine and delivers significantly higher levels of accuracy for check image processing. The technology is designed to locate and extract key fields on checks such as the amount (Courtesy Amount and Legal Amount), date, and payee name, regardless of whether the data is handwritten, machine print, or cursive handwriting. With built-in image quality analysis and image usability analysis, the toolkit also ensures that the check meets the Check Clearing for the 21st Century Act requirements and other industry and regulatory standards.

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
Sales and Marketing
We derive revenue predominately from the sale of licenses (to both our on premise and transactional software as a service (“SaaS”) products) and transaction fees to use our Mobile Deposit®, Mobile Verify®, Mobile Fill®, Mobile Docs™, CheckReader™, and ID_CLOUD™ products, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is derived from both the sale to our channel partners of licenses to sell the applications we offer as well as the direct sale of licenses and services to customers.
We have an internal marketing group that develops corporate and digital marketing strategies. The internal team executes these strategies with the help of external resources as needed to support both direct sales and channel partners’ sales efforts.
For the fiscal year ended September 30, 2019, we derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10%, respectively, of our total revenue. For the fiscal year ended September 30, 2018, we derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10%, respectively, of our total revenue. For the fiscal year ended September 30, 2017, we derived revenue of $10.4 million from one customer, with such customer accounting for 23% of the Company’s total revenue.
Deposits revenue accounted for approximately 67%, 65%, and 71% of the Company’s total revenue for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Identity verification revenue accounted for approximately 33%, 35%, and 29% of the Company’s total revenue for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Revenue from international sales accounted for approximately 31%, 27%, and 14% of the Company’s total revenue for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
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
As of September 30, 2019, the U.S. Patent and Trademark Office has issued us 57 patents and we have filed for 25 additional domestic and international patents. We have 38 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.
Market Opportunities, Challenges, and Risks
We believe that financial institutions, fintechs, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumers demands of trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and service. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud and cyber-attacks encompass financial losses, brand damage, and loss of loyal customers. We predict growth in both our deposits and identity verification products based on current trends in payments, online lending, more stringent regulations, growing usage of sharing apps and online marketplaces, and the ever-increasing demand for digital services.
Factors adversely affecting the pricing of, or demand for, our digital solutions, such as competition from other products or technologies, any decline in the demand for digital transactions, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a few types of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.

The sales cycle for our software and services can be lengthy and the implementation cycles for our software and services by our channel partners and customers can also be lengthy, often as long as six months and sometimes longer for larger customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.
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
We have a growing number of competitors in the mobile image capture and identity verification industry, many of which have greater financial, technical, marketing, and other resources. However, we believe our patented mobile image capture and identity verification technology, our growing portfolio of products and geographic coverage for the financial services industry, and our market expertise gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate, and convenient. To help us remain competitive, we intend to further strengthen performance of our portfolio of products through research and development as well as partnering with other technology providers.
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
Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability, global coverage, and technical support. We believe our primary competitive advantages in this market are: (i) our mobile auto image capture user experience used by millions of consumers; (ii) our patented science; (iii) scalability; and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality, and configured for new products, thereby allowing our software to be easily upgraded.
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
Internal research and development allows us to maintain closer technical control over our products and gives us the ability to determine which modifications and enhancements are most important and when they should be implemented to ensure the proper functioning and improved performance of our products. We intend to expand our existing product offerings and introduce new mobile image capture and digital identity verification capabilities that meet a broader set of needs of our customers. We intend to continue to support the major industry standard operating environments.

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
Our research and development expenses for the fiscal years ended September 30, 2019, 2018, and 2017 were $19.0 million, $15.7 million, and $10.4 million, respectively. We expect research and development expenses during fiscal year 2020 to increase as compared with those incurred in fiscal year 2019 as we continue our new product research and development efforts.
Employees and Labor Relations
As of September 30, 2019, we had 284 employees, 133 in the U.S. and 151 internationally, 272 of which are full time. Our total employee base consists of 146 sales and marketing, professional services, and document review employees, 92 research and development and support employees, and 46 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2019. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good.
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
The Company is subject to indemnification demands related to various offers to license patents and allegations of patent infringement against several end-customers. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. License offers to and infringement allegations against the Company’s end-customers were made by Lighthouse Consulting Group, LLC; Lupercal, LLC; Pebble Tide, LLC; Dominion Harbor Group, LLC; and IP Edge, LLC, which appear to be non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to exact settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by the companies listed above. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by us to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. The jury verdict is subject to post-trial motions and appeal by Wells Fargo. The Second Wells Lawsuit is ongoing and no final judgments or awards have been made to date. Given the potential impact such litigation could have on the use of our products by Wells Fargo, our other customers, as well as the industry as a whole, we are closely monitoring the Wells Lawsuits.
While the Wells Lawsuits do not name us as a defendant, given the Company’s prior history of litigation with USAA and the continued use of our products by our customers, on November 1, 2019, we filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment (the “DJ Action”) that our products do not infringe USAA’s U.S. Patent Nos. 8,699,779; 9,336,517; 9,818,090; and 8,977,571 (collectively, the “Subject Patents”). We intend to vigorously defend our right to utilize our products free and clear of the Subject Patents. However, this litigation is at an early stage and the outcome is uncertain. USAA has not filed a response to the DJ Action or otherwise made any claims directly against the Company, but could do so in the future or otherwise proceed to file a claim for patent infringement. If such a claim were brought and the court ruled in favor of USAA, we could be enjoined from utilizing certain of our products, which could have a materially adverse effect on our business, financial conditions, prospects, and results of operations.
If our technology or products are found to infringe upon or otherwise utilize the intellectual property rights of third parties, including USAA, we could incur substantial costs as we may have to:
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
Furthermore, in addition to the DJ Action, we may initiate other claims or litigation against parties for infringement of our intellectual property rights or to establish the validity of our intellectual property rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.
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
Our business and the level of customer acceptance of our products depend upon the continuous, effective, and reliable operation of our products. Our products are extremely complex and are continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our products to malfunction and our customers’ use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third party technology partners and others with whom our products and services are integrated. In addition, our products are typically intended for use in applications that are critical to a customer’s business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products in general. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results, and financial condition.
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
New lines of business, products or services could have a significant impact on the effectiveness of our system of internal controls and could reduce our revenues and potentially generate losses. New products and services, or entrance into new markets, may require substantial time, resources and capital, and profitability targets may not be achieved. Entry into new markets entails inherent risks associated with our inexperience, which may result in costly decisions that could harm our profit and operating results. There are material inherent risks and uncertainties associated with offering new products, and services, especially when new markets are not fully developed or when the laws and regulations regarding a new product are not mature. Factors outside of our control, such as developing laws and regulations, regulatory orders, competitive product offerings and changes in commercial and consumer demand for products or services may also materially impact the successful implementation of new products or services. Failure to manage these risks, or failure of any product or service offerings to be successful and profitable, could have a material adverse effect on our financial condition and results of operations.
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
We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, such resources may not be sufficient to fund the long-term growth of our business. If we determine that it is necessary to raise additional funds, we may choose to do so through public or private equity or debt financings, a bank line of credit, strategic collaborations, licensing, or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, if at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish our rights to certain of our technologies, products or marketing territories. If we are unable to obtain the financing necessary to support our operations, we may be required to defer, reduce or eliminate certain planned expenditures or significantly curtail our operations.
We expect to incur additional expenses related to the integration of ICAR Vision Systems, S.L. and A2iA Group II, S.A.S.
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain (“ICAR”), and A2iA Group II, S.A.S., a simplified joint stock company formed under the laws of France (“A2iA”). There are a large number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR and A2iA, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate these businesses, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. During our fiscal year ended September 30, 2019, we incurred $3.1 million in expenses in connection with our strategic restructuring of A2iA in June 2019, which consists of employee severance obligations and other related costs.
We may be unable to successfully integrate our business with the respective businesses of ICAR and A2iA and realize the anticipated benefits of the acquisitions.
Our management will be required to continue to devote significant attention and resources to integrating our business practices and operations with that of ICAR and A2iA. In particular, the acquisitions of ICAR and A2iA involve the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

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
Any of the potential difficulties listed above could adversely affect our ability to maintain relationships with customers, suppliers, employees, and other constituencies or our ability to achieve the anticipated benefits of the acquisitions or otherwise adversely affect our business and financial results. For example, subsequent to the acquisition of A2iA, we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, suspending the sale of certain A2iA products and offerings and a reduction in workforce. While we expect meaningful financial benefits from our strategic restructuring plan, we may not be able to obtain the cost savings and benefits that were initially anticipated.
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
Our corporate strategy and restructuring may not be successful.
Subsequent to the acquisition of A2iA, we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, suspending the sale of certain A2iA products and offerings and a reduction in workforce.
While we expect meaningful financial benefits from our strategic restructuring plan, we may not be able to obtain the cost savings and benefits that were anticipated when we decided to undertake the restructuring. Our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays or if other unforeseen events occur, our business, financial position, results of operations, and cash flow could be materially adversely affected.
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
Historically, sales of licenses to our channel partners have comprised a significant part of our revenue. This is attributable to the timing of the purchase or renewal of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop, if it develops at all.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2019, we had 807,144 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.

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
The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, and others have been implemented upon the SEC’s adoption of related rules and regulations, the Dodd-Frank Act is not yet fully implemented and the scope and timing of the adoption of additional rules and regulations thereunder is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”), and our independent registered public accounting firm is required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Although we generated net income for the years ended September 30, 2017, 2016, and 2015, our operations resulted in a net loss of $0.7 million, $11.8 million, $5.3 million, and $7.3 million for the years ended September 30, 2019, 2018, 2014, and 2013, respectively. We may continue to incur significant losses for the foreseeable future which may limit our ability to fund our operations and we may not generate income from operations in the future. As of September 30, 2019, September 30, 2018, and September 30, 2017, we had an accumulated deficit of $20.8 million, $21.0 million, and $17.5 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
An “ownership change” could limit our ability to utilize our net operating loss and tax credit carryforwards, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.
Federal and state tax laws impose restrictions on the utilization of net operating loss (“NOL”) and tax credit carryforwards in the event of an “ownership change” as defined by Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”). Generally, an “ownership change” occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during an applicable testing period (typically, three years). Under Section 382, if a corporation undergoes an “ownership change,” such corporation’s ability to use its pre-change NOL and tax credit carryforwards and other pre-change tax attributes to offset its post-change income may be limited. While no “ownership change” has resulted in annual limitations, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change.” In addition, future equity offerings or acquisitions that have equity as a component of the consideration could result in an “ownership change.” If an “ownership change” occurs in the future, utilization of our NOL and tax credit carryforwards or other tax attributes may be limited, which could potentially result in increased future tax liability to us. We have adopted a Section 382 Rights Agreement, discussed below, to protect our utilization of our NOL and tax credit carryforwards.
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
Our announcement on May 1, 2019 and other announcements related to strategic alternatives may result in a perception that there is uncertainty about the future of our business and operations, regardless of the actual circumstances. Such perceptions may negatively affect our business, disrupt our operations and divert the attention of our Board, management, and employees, all of which could materially and adversely affect our business and operations. In addition, our stock price may experience periods of increased volatility as a result of such perceptions and speculation about the future of our business and operations.
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
The Company has entered into a Section 382 Rights Agreement, and if the share purchase rights issued pursuant to such agreement are exercised, it could materially and adversely affect the market price of our common stock.
We entered into a Section 382 Rights Agreement on October 23, 2018, with Computershare Trust Company, N.A., a federally chartered trust company, as Rights Agent (the “Rights Agreement”). The Rights Agreement is intended to discourage acquisitions of our common stock which could result in a cumulative “ownership change” as defined under Section 382, thereby preserving our current ability to utilize net operating loss carryforwards to offset future income tax obligations, which would become subject to limitations if we were to experience an “ownership change,” as defined under Section 382. While this Rights Agreement is intended to preserve our current ability to utilize net operating loss carryforwards, it effectively deters current and future purchasers from accumulating more than 4.9% of our common stock, which could delay or discourage takeover attempts that our stockholders may consider favorable. In addition, if the share purchase rights issued pursuant to the Rights Agreement are exercised, additional shares of our common stock will be issued, which could materially and adversely affect the market price of our common stock. Moreover, sales in the public market of any shares of our common stock issued upon such exercise, or the perception that such sales may occur, could also adversely affect the market price of our common stock. These issuances would also cause our per share net income, if any, to decrease in future periods.
The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2019, the closing price of our common stock ranged from $5.45 to $12.53. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value.
We have never declared or paid a cash dividend on our common stock. We currently intend to retain our future earnings, if any, for use in the operation and expansion of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in our common stock will depend entirely upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value or even maintain the price at which it was purchased.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM  2. PROPERTIES.
Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, we received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.2 million (or $0.2 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United Kingdom lease continues through May 31, 2020, with an annual base rent of approximately £63,000 (or approximately $78,000).
Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material to the Company. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

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
The amount claimed is €0.8 million (or $0.9 million), plus the interest accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
Third Party Claims Against Our Customers
The Company is subject to indemnification demands related to various offers to license patents and allegations of patent infringement against several end-customers. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. License offers to and infringement allegations against the Company’s end-customers were made by Lighthouse Consulting Group, LLC; Lupercal, LLC; Pebble Tide, LLC; Dominion Harbor Group, LLC; and IP Edge, LLC, which appear to be non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to exact settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by the companies listed above. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
On July 7, 2018, USAA filed the First Wells Lawsuit in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits. On August 17, 2018, USAA filed the Second Wells Lawsuit in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents and awarded USAA $200 million in damages. The jury verdict is subject to post-trial motions and appeal by Wells Fargo. The Second Wells Lawsuit is ongoing and no final judgments or awards have been made to date. Given the potential impact such litigation could have on the use of Mitek’s products by Wells Fargo, our other customers, as well as the industry as a whole, the Company is closely monitoring the Wells Lawsuits.
While the Wells Lawsuits do not name Mitek as a defendant, given the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the Subject Patents. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
The Company incurred legal fees of $0.8 million in the fiscal year ended September 30, 2019 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations.
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-WVG). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on unspecified Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. The Company intends to vigorously pursue its claims and defend against any claims of infringement.
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

ITEM  4. MINE SAFETY DISCLOSURES.
None.

PART II

ITEM  5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 29, 2019 was $7.13.
Holders
As of November 29, 2019, there were 276 stockholders of record of our common stock and an undetermined number of beneficial owners.
Dividends
We have not paid any cash dividends on our common stock. We currently intend to retain earnings for use in our business and do not anticipate paying cash dividends in the foreseeable future.
During the first quarter of fiscal 2019, our Board authorized and declared a dividend distribution of one preferred share purchase right (each a “Right”) for each share of common stock payable on November 2, 2018 to the stockholders of record on that date. Each Right entitles registered holders to purchase from us one one-thousandth of a share of Series B Junior Preferred Stock, par value $0.001 per share, of the Company, at a price of $35.00 per one one-thousandth of a preferred share represented by a Right, subject to adjustment. Prior to exercise, the Rights do not give the holder any rights as a stockholder, including any dividend or voting rights.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2014 through September 30, 2019 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $2.41 per share on September 30, 2014, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2014
2015
2016
2017
2018
2019
MITK
NASDAQ Composite
NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2014	2015	2016	2017	2018	2019
MITK	$100.00	$132.37	$343.98	$394.19	$292.53	$400.41
NASDAQ Composite	$100.00	$102.82	$118.22	$144.57	$179.07	$178.02
NASDAQ-100 Technology Sector Index	$100.00	$96.30	$125.18	$167.49	$195.13	$215.25

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
Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2019	2018	2017	2016	2015
Income Statement Data
Revenue	$84,590	$63,559	$45,390	$34,701	$25,367
Operating income (loss)	$(4,590)	$(7,806)	$2,769	$1,824	$1,892
Net income (loss)	$(724)	$(11,807)	$14,092	$1,959	$2,526
Net income (loss) per share—basic	$(0.02)	$(0.33)	$0.43	$0.06	$0.08
Net income (loss) per share—diluted	$(0.02)	$(0.33)	$0.40	$0.06	$0.08
Balance Sheet Data
Working capital	$34,082	$17,221	$41,342	$31,980	$24,005
Total assets	$135,897	$127,150	$71,719	$48,385	$38,746
Other borrowings	$556	$810	$—	$—	$—
Stockholders’ equity	$107,333	$95,394	$61,408	$39,485	$30,433

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
Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We are currently serving more than 6,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. Our solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent issued for this product in August 2010.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identify of the person with whom they are conducting business, comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer (“KYC”) regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
The combination of identity document capture and data extraction process enables the organization to prefill the end user’s application, with far fewer key strokes, thus reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, and hospitality sectors. Mitek uses artificial intelligence and machine learning to constantly improve the product performance of Mobile Verify® such as speed and accuracy of approvals of identification documents. The core of our user experience is driven by Mitek MiSnap™, the leading image capture technology, which is incorporated across our product lines. It provides a simple, intuitive, and superior user-experience, making digital transactions faster, more accurate, and easier for the consumer. Mobile Fill® automates application prefill of any form with user data by simply snapping a picture of the driver’s license or other similar user identity document.
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations.
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
Fiscal Year 2019 Highlights

•Revenues for the fiscal year ended September 30, 2019 were $84.6 million, an increase of 33% compared to revenues of $63.6 million for the fiscal year ended September 30, 2018.
•Net loss was $0.7 million, or $0.02 per share, for the fiscal year ended September 30, 2019, compared to a net loss of $11.8 million, or $0.33 per share, for the fiscal year ended September 30, 2018.
•Cash provided by operating activities was $14.3 million for the fiscal year ended September 30, 2019, compared to $5.6 million for the fiscal year ended September 30, 2018.
•During fiscal 2019 the total number of financial institutions licensing our technology exceeded 6,500. All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•We added new patents to our portfolio during fiscal year 2019, bringing our total number of issued patents to 57 as of September 30, 2019. In addition, we have 25 patent applications as of September 30, 2019.
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
Market Opportunities, Challenges, & Risks
We believe that financial institutions, fintechs, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumers demands of trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and service. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud encompass financial losses, brand damage, and loss of loyal customers. We predict growth in both our deposits and identity verification products based on current trends in payments, online lending, more stringent regulations, growing usage of sharing apps and online marketplaces, and the ever-increasing demand for digital services.
Factors adversely affecting the pricing of, or demand for, our digital solutions, such as competition from other products or technologies, any decline in the demand for digital transactions, or negative publicity or obsolescence of the software environments in which our products operate, could result in lower revenues or gross margins. Further, because substantially all of our revenues are from a few types of technology, our product concentration may make us especially vulnerable to market demand and competition from other technologies, which could reduce our revenues.
The sales cycle for our software and services can be lengthy and the implementation cycles for our software and services by our channel partners and customers can also be lengthy, often as long as six months and sometimes longer for larger customers. If implementation of our products by our channel partners and customers is delayed or otherwise not completed, our business, financial condition, and results of operations may be adversely affected.
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
We have a growing number of competitors in the mobile image capture and identity verification industry, many of which have greater financial, technical, marketing, and other resources. However, we believe our patented mobile image capture and identity verification technology, our growing portfolio of products and geographic coverage for the financial services industry, and our market expertise gives us a distinct competitive advantage. To remain competitive, we must continue to offer products that are attractive to the consumer as well as being secure, accurate, and convenient. To help us remain competitive, we intend to further strengthen performance of our portfolio of products through research and development as well as partnering with other technology providers.
Results of Operations
Comparison of the Years Ended September 30, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$46,845	$40,698	55%	64%	6,147	15%
Service and other	37,745	22,861	45%	36%	14,884	65%
Total revenue	$84,590	$63,559	100%	100%	21,031	33%
Cost of revenue	12,266	8,686	15%	14%	3,580	41%
Selling and marketing	27,405	21,700	32%	34%	5,705	26%
Research and development	19,018	15,673	22%	25%	3,345	21%
General and administrative	19,861	17,067	23%	27%	2,794	16%
Acquisition-related costs and expenses	7,563	8,239	9%	13%	(676)	(8)%
Restructuring costs	3,067	—	4%	—%	3,067	100%
Other income (expense), net	602	(935)	1%	(1)%	1,537	164%
Income tax benefit (provision)	3,264	(3,066)	4%	(5)%	6,330	206%
Revenue
Total revenue increased $21.0 million, or 33%, to $84.6 million in 2019 compared to $63.6 million in 2018. Software and hardware revenue increased $6.1 million, or 15%, to $46.8 million in 2019 compared to $40.7 million in 2018. This increase is primarily due to an increase from the sale of A2iA products in 2019 compared to 2018, as well as an increase in sales of our Mobile Deposit® software products, partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Service and other revenue increased $14.9 million, or 65%, to $37.7 million in 2019 compared to $22.9 million in 2018. This increase is primarily due to strong growth in transaction SaaS revenue of $8.3 million, or 63%, in 2019 compared to 2018 and maintenance associated with the sale of our A2iA and Mobile Deposit® products.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $3.6 million, or 41%, to $12.3 million in 2019 compared to $8.7 million in 2018. As a percentage of revenue, cost of revenue increased to 15% in 2019 from 14% in 2018. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during 2019 compared to 2018, additional costs associated with the sale of ICAR hardware products, and additional labor costs associated with the delivery of A2iA maintenance.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $5.7 million, or 26%, to $27.4 million in 2019 compared to $21.7 million in 2018. As a percentage of revenue, selling and marketing expenses decreased to 32% in 2019 from 34% in 2018. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.6 million resulting from our increased headcount in 2019 compared to 2018, additional sales and marketing expenses associated with the A2iA Acquisition of $2.4 million, and higher product promotion costs of $0.7 million in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $3.3 million, or 21%, to $19.0 million in 2019 compared to $15.7 million in 2018. As a percentage of revenue, research and development expenses decreased to 22% in 2019 from 25% in 2018. The increase in research and development expenses is primarily due to additional research and development costs associated with the A2iA Acquisition of $2.3 million and higher personnel-related costs of $0.9 million resulting from our increased headcount in 2019 compared to 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.8 million, or 16%, to $19.9 million in 2019 compared to $17.1 million in 2018. As a percentage of revenue, general and administrative expenses decreased to 23% in 2019 from 27% in 2018. The increase in general and administrative expenses is primarily due to additional general and administrative costs associated with the A2iA Acquisition of $1.8 million, higher personnel-related costs of $1.5 million resulting from our increased headcount in 2019 compared to 2018, third party costs associated with our strategic process of $1.2 million, and higher litigation costs of $0.8 million in 2019 compared to 2018, partially offset by a decrease in executive transition costs of $1.5 million in 2019 compared to 2018 and a $1.0 million insurance settlement received in 2019.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.7 million, or 8%, to $7.6 million in 2019 compared to $8.2 million in 2018. As a percentage of revenue, acquisition-related costs and expenses decreased to 9% in 2019 from 13% in 2018. The decrease in acquisition-related costs and expenses is primarily due to a decrease in expenses associated with changes in the fair value of acquisition-related contingent consideration of $1.6 million in 2019 compared to 2018, $1.1 million of legal and other integration costs associated with the ICAR and A2iA Acquisitions which both occurred in 2018, and $1.0 million of executive separation costs associated with the A2iA Acquisition which was incurred in 2018. These decreases are partially offset by an increase expense related to the amortization of intangible assets associated with the A2iA Acquisition of $3.0 million in 2019 compared to 2018.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $3.1 million in 2019 and related to the restructuring plan implemented in June 2019.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income (expense), net increased $1.5 million, to a net income of $0.6 million in 2019 compared to a net expense of $0.9 million in 2018, primarily due to a $1.3 million foreign currency exchange remeasurement loss on the Euro for the acquisition of A2iA in 2018 as well as higher interest income earned on our cash balances in 2019 compared to 2018.
Income Tax Benefit (Provision)
The income tax benefit for 2019 was $3.3 million compared to an income tax provision of $3.1 million in 2018. The income tax benefit for 2019 is primarily due to changes in our deferred tax benefit of $3.2 million related to excess tax benefits from the exercise of stock options, as well as additional research and development credits associated with the provision to return true-up. The income tax provision for 2018 is primarily due to $4.9 million of tax expense related to the revaluation of our U.S. deferred tax assets and liabilities as a result of the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”). The impact of the Tax Cuts and Jobs Act reduced the Federal Corporate tax rate from 35% to 21%. This expense was partially offset by an income tax benefit related to our net loss before income taxes for the year (see Note 8 in the Consolidated Financial Statements).

Results of Operations
Comparison of the Years Ended September 30, 2018 and 2017
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2018 compared to the fiscal year ended September 30, 2017 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2018	2017	2018	2017	$	%
Revenue
Software and hardware	$40,698	$29,647	64%	65%	11,051	37%
Service and other	22,861	15,743	36%	35%	7,118	45%
Total revenue	$63,559	$45,390	100%	100%	18,169	40%
Cost of revenue	8,686	4,041	14%	9%	4,645	115%
Selling and marketing	21,700	14,484	34%	32%	7,216	50%
Research and development	15,673	10,430	25%	23%	5,243	50%
General and administrative	17,067	11,310	27%	25%	5,757	51%
Acquisition-related costs and expenses	8,239	2,356	13%	5%	5,883	250%
Other income (expense), net	(935)	402	(1)%	1%	(1,337)	(333)%
Income tax benefit (provision)	(3,066)	10,921	(5)%	24%	(13,987)	(128)%
Revenue
Total revenue increased $18.2 million, or 40%, to $63.6 million in 2018 compared to $45.4 million in 2017. The increase is due to an increase in sales of software and hardware of $11.1 million, or 37%, to $40.7 million in 2018 compared to $29.6 million in 2017. In addition, service and other revenue increased $7.1 million, or 45%, to $22.9 million in 2018 compared to $15.7 million in 2017. The increase in software and hardware revenue is made up of approximately $6.8 million generated from the sale of ICAR and A2iA products and an increase of $4.3 million in sales of our Mobile Deposit® software products. Service and other revenue primarily increased due to increases in Mobile Verify™ and ICAR SaaS revenue of $5.3 million, or 68%, in 2018 compared to 2017, as well as additional maintenance associated with the increase in our Mobile Deposit® software license revenue.
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
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $5.2 million, or 50%, to $15.7 million in 2018 compared to $10.4 million in 2017. As a percentage of revenue, research and development expenses increased to 25% in 2018 from 23% in 2017. The increase in research and development expenses is primarily due to higher personnel-related costs of $2.8 million resulting from our increased headcount in 2018 compared to 2017, as well as additional research and development costs of $2.5 million associated with the A2iA Acquisition and ICAR Acquisition, both of which occurred during fiscal 2018.
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
Liquidity and Capital Resources
On September 30, 2019, we had $34.8 million in cash and cash equivalents and investments compared to $17.5 million on September 30, 2018, an increase of $17.3 million, or 99%. The increase in cash and cash equivalents and investments was primarily due to net cash provided by operating activities of $14.3 million and net proceeds from the issuance of equity plan Common Stock of $5.6 million, partially offset by capital expenditures of $1.1 million, payment of acquisition-related contingent consideration of $1.0 million, unfavorable changes in foreign currency effect on cash and cash equivalents of $0.4 million, and net payments on other borrowings of $0.2 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2019 was $14.3 million and resulted primarily from a net loss of $0.7 million adjusted for net non-cash charges of $14.6 million and favorable changes in operating assets and liabilities of $0.4 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $9.6 million, $7.0 million, and $1.4 million, respectively, which were partially offset by changes in deferred income taxes of $3.8 million.
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

Cash Flows from Investing Activities
Net cash used in investing activities was $10.5 million during fiscal 2019, which consisted primarily of net purchases of investments of $9.4 million and capital expenditures of $1.1 million.
Net cash used in investing activities was $8.4 million during fiscal 2018, which consisted primarily of net cash paid in conjunction with the acquisitions of $29.7 million and capital expenditures of $4.3 million, partially offset by net sales and maturities of investments of $25.6 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $4.4 million during fiscal 2019, which consisted of proceeds from the issuance of equity plan Common Stock of $5.6 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million and net payments on other borrowings of $0.2 million.
Net cash used in financing activities was $0.4 million during fiscal 2018, which consisted of a payment of acquisition-related contingent consideration of $1.3 million and principal payments on other borrowings of $0.3 million, partially offset by proceeds from the issuance of equity plan Common Stock of $1.1 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of September 30, 2019.
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
Other Liquidity Matters
On September 30, 2019, we had investments of $18.1 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2019, we had $16.5 million of our available-for-sale securities classified as current and $1.6 million of our available-for-sale securities classified as long-term. At September 30, 2018, we had $8.4 million of our available-for-sale securities classified as current.
We had working capital of $34.1 million at September 30, 2019 compared to $17.2 million at September 30, 2018.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined in Item 304(a)(4)(ii) of Regulation S-K.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$1,699	$3,950	$2,707	$36	$8,392
Other borrowings	131	145	219	61	556
Total	$1,830	$4,095	$2,926	$97	$8,948
Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, we received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.2 million (or $0.2 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United Kingdom lease continues through May 31, 2020, with an annual base rent of approximately £63,000 (or approximately $78,000).
Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material to the Company. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of its business.
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
Revenue Recognition
We enter into contractual arrangements with integrators, resellers, and directly with our customers that may include licensing of our software products, product support and maintenance services, SaaS services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 2 to our consolidated financial statements included in this Form 10-K.
Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services over the term of the agreement. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized based on the following five step model in accordance with ASC 606, Revenue from Contracts with Customers:
•Identification of the contract with a customer;
•Identification of the performance obligations in the contract;
•Determination of transaction price;
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, we satisfy a performance obligation.

Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. For software license agreements that are distinct, we recognize software license revenue upon delivery and after evidence of a contract exists. Hardware revenue is recognized in the period that the hardware is shipped.
Service and Other
Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. We recognize service and other revenue over the period in which such services are performed. Our model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee and / or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of our services, at which point the up-front fee is recognized ratably over the life of the customer arrangement. We do not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
Significant Judgments
We use the following methods, inputs, and assumptions in determining amounts of revenue to recognize. For multi-element arrangements, we account for individual goods or services as a separate performance obligation if they are distinct, the good or service is separately identifiable from other items in the arrangement, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation. Determining whether goods or services are distinct performance obligations that should be accounted for separately may require significant judgment.
The transaction price is determined based on the consideration to which we will be entitled in exchange for transferring products or services to the customer. We include any fixed charges within our contracts as part of the total transaction price. To the extent that variable consideration is not constrained, we include an estimate of the variable amount, as appropriate, within the total transaction price and update our assumptions over the duration of the contract. We may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted. The transaction price, including any discounts, is allocated between separate goods and services in a multi-element arrangement based on their relative standalone selling prices. For items that are not sold separately, we estimate the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. Significant judgment may be required to determine standalone selling prices for each performance obligation and whether it depicts the amount we expect to receive in exchange for the related good or service.
Contract modifications occur when we and our customers agree to modify existing customer contracts to change the scope or price or both of the contract or when a customer terminates some, or all, of the existing services provided by us. When a contract modification occurs, it requires us to exercise judgment to determine if the modification should be accounted for as: (i) a separate contract, (ii) the termination of the original contract and creation of a new contract, or (iii) a cumulative catch up adjustment to the original contract. Further, contract modifications require the identification and evaluation of the performance obligations of the modified contract, including the allocation of revenue to the remaining performance obligations and the period of recognition for each identified performance obligation.
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
Fair Value of Equity Instruments
The valuation of certain items, including compensation expense related to equity awards granted, involves significant estimates based on underlying assumptions made by management. The valuation of stock options is based upon a Black-Scholes valuation model, which involves estimates of stock volatility, expected life of the instruments and other assumptions. The valuation of performance options, Senior Executive Long Term Incentive Restricted Stock Units, and similar awards are based upon the Monte-Carlo simulation, which involves estimates of our stock price, expected volatility, and the probability of reaching the performance targets.
Goodwill and Purchased Intangible Assets
Our goodwill resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from two to seven years. See Note 6 to our consolidated financial statements included in this Form 10-K for additional information regarding our goodwill and other intangible assets.
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), we review our goodwill and indefinite-lived intangible asset for impairment at least annually in our fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of our reporting unit and/or our indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include, but are not limited to: a significant adverse change in legal factors or in the business climate, a significant decline in our stock price, a significant decline in our projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between our operations and the common nature of our products, services, and customers. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2019, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets to our market capitalization.
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
Intangible assets with definite lives are amortized over their useful lives. Each period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the fiscal years ended September 30, 2019, 2018, and 2017.

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
Capitalized Software Development Costs
Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2019 and 2018 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million and $0.9 million of costs related to computer software developed for internal use during the years ended September 30, 2019 and 2018, respectively. The Company recognized $0.3 million and $0.1 million of amortization expense from internal use software during the years ended September 30, 2019 and 2018, respectively. The Company had no amortization expense from internal use software during the year ended September 30, 2017.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of September 30, 2019, our marketable securities had remaining maturities between approximately one and fifteen months and a fair market value of $18.1 million, representing 13% of our total assets.
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

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM  9A. CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2019.
Our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report appearing below, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of September 30, 2019.
Changes in Internal Control over Financial Reporting
During the fiscal year ended September 30, 2019, we completed the implementation of a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. This ERP system implementation did not have an adverse effect on our internal control over financial reporting.

ITEM  9B. OTHER INFORMATION.
None.

PART III

ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.

ITEM  11. EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2020 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2019.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

10.1	Mitek Systems, Inc. 2002 Stock Option Plan.	(7)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan.	(8)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan.	(9)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(10)

10.5	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(10)

10.6	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.7	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(12)

10.8	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(13)

10.9	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.10	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.11	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.12	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(15)

10.13	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.14	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.15	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.16	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.17	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.18	Form of Executive Severance and Change of Control Plan.	(15)

10.19	Form of Indemnification Agreement.	(4)

10.20	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017.	(16)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2018.	(17)

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2019.	(18)

10.23	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(19)

10.24	Lease Termination Agreement, dated July 29, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(19)

10.25	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(20)

10.26	Amendment No.1 to Section 382 Rights Agreement, dated as of February 28, 2019, by and between Mitek Systems, Inc., and Computershare Trust Company, N.A.	(21)

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Annual Report on Form 10-K of Mitek Systems, Inc. for the year ended September 30, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*
______________________________________________________

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.
(19)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.

ITEM  16. FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 6, 2019	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
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

/s/ Scipio Maximus Carnecchia	Chief Executive Officer	December 6, 2019
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ Jeffrey C. Davison	Chief Financial Officer	December 6, 2019
Jeffrey C. Davison	(Principal Financial and Accounting Officer)

/s/ Bruce E. Hansen	Chairman of the Board of Directors	December 6, 2019
Bruce E. Hansen

/s/ William K. Aulet	Director	December 6, 2019
William K. Aulet

/s/ Kenneth D. Denman	Director	December 6, 2019
Kenneth D. Denman

/s/ James C. Hale	Director	December 6, 2019
James C. Hale

/s/ Alex W. Hart	Director	December 6, 2019
Alex W. Hart

/s/ Jane J. Thompson	Director	December 6, 2019
Jane J. Thompson

/s/ Donna Wells	Director	December 6, 2019
Donna Wells

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (“Company”) as of September 30, 2019 and 2018, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “financial statements”). We have also audited Mitek Systems, Inc.’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria).

In our opinion, the financial statements present fairly, in all material respects, the financial position of Mitek Systems, Inc. as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers as a result of the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers effective October 1, 2018, under the modified retrospective method.

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

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 6, 2019

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$16,748	$9,028
Short-term investments	16,502	8,448
Accounts receivable, net	14,938	16,821
Contract assets	2,350	—
Prepaid expenses	1,487	2,278
Other current assets	2,105	1,053
Total current assets	54,130	37,628
Long-term investments	1,552	—
Property and equipment, net	4,231	4,665
Intangible assets, net	24,405	32,947
Goodwill	32,636	34,407
Deferred income taxes, net	16,596	15,356
Other non-current assets	2,347	2,147
Total assets	$135,897	$127,150
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,555	$3,573
Accrued payroll and related taxes	6,410	7,915
Deferred revenue, current portion	5,612	4,792
Acquisition-related contingent consideration	1,036	1,849
Restructuring accrual	1,526	—
Other current liabilities	1,909	2,278
Total current liabilities	20,048	20,407
Deferred revenue, non-current portion	736	485
Deferred income tax liabilities	5,555	8,162
Other non-current liabilities	2,225	2,702
Total liabilities	28,564	31,756
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2019 and 2018	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,367,456 and 37,961,224 issued and outstanding, as of September 30, 2019 and 2018, respectively	40	38
Additional paid-in capital	132,160	116,944
Accumulated other comprehensive loss	(4,061)	(586)
Accumulated deficit	(20,806)	(21,002)
Total stockholders’ equity	107,333	95,394
Total liabilities and stockholders’ equity	$135,897	$127,150

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the years ended September 30,
	2019	2018	2017
Revenue
Software and hardware	$46,845	$40,698	$29,647
Service and other	37,745	22,861	15,743
Total revenue	84,590	63,559	45,390
Operating costs and expenses
Cost of revenue—software and hardware	3,711	3,064	1,112
Cost of revenue—service and other	8,555	5,622	2,929
Selling and marketing	27,405	21,700	14,484
Research and development	19,018	15,673	10,430
General and administrative	19,861	17,067	11,310
Acquisition-related costs and expenses	7,563	8,239	2,356
Restructuring costs	3,067	—	—
Total operating costs and expenses	89,180	71,365	42,621
Operating income (loss)	(4,590)	(7,806)	2,769
Other income (expense), net	602	(935)	402
Income (loss) before income taxes	(3,988)	(8,741)	3,171
Income tax benefit (provision)	3,264	(3,066)	10,921
Net income (loss)	$(724)	$(11,807)	$14,092
Net income (loss) per share—basic	$(0.02)	$(0.33)	$0.43
Net income (loss) per share—diluted	$(0.02)	$(0.33)	$0.40
Shares used in calculating net income (loss) per share—basic	39,341	35,811	33,083
Shares used in calculating net income (loss) per share—diluted	39,341	35,811	35,537
Other comprehensive income (loss)
Net income (loss)	$(724)	$(11,807)	$14,092
Foreign currency translation adjustment	(3,504)	(723)	208
Unrealized gain (loss) on investments	29	(10)	(19)
Other comprehensive income (loss)	$(4,199)	$(12,540)	$14,281

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended September 30, 2019, 2018, and 2017
(amounts in thousands)

	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2016	32,782	$33	$71,036	$(31,542)	$(42)	$39,485
Exercise of stock options	235	—	687	—	—	687
Settlement of restricted stock units	707	1	(1)	—	—	—
Stock-based compensation expense	—	—	5,478	—	—	5,478
Amortization of closing shares and earnout shares	—	—	1,477	—	—	1,477
Components of other comprehensive income:
Net income	—	—	—	14,092	—	14,092
Currency translation adjustment	—	—	—	—	208	208
Change in unrealized gain (loss) on investments	—	—	—	—	(19)	(19)
Total other comprehensive income						14,281
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	251	—	743	—	—	743
Settlement of restricted stock units	745	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	382	—	—	382
Acquisition-related shares issued	3,180	3	27,483	—	—	27,486
Stock-based compensation expense	—	—	8,950	—	—	8,950
Amortization of closing shares and earnout shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(11,807)	—	(11,807)
Currency translation adjustment	—	—	—	—	(723)	(723)
Change in unrealized gain (loss) on investments	—	—	—	—	(10)	(10)
Total other comprehensive loss						(12,540)
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	1,385	1	4,499	—	—	4,500
Settlement of restricted stock units	881	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	140		1,081			1,081
Stock-based compensation expense	—	—	9,637	—	—	9,637
Cumulative-effect adjustment from the adoption of ASC 606	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(724)	—	(724)
Currency translation adjustment	—	—	—	—	(3,504)	(3,504)
Change in unrealized gain (loss) on investments	—	—	—	—	29	29
Total other comprehensive loss						(4,199)
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended September 30,
	2019	2018	2017
Operating activities:
Net income (loss)	$(724)	$(11,807)	$14,092
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	9,637	8,950	5,478
Amortization of closing shares and earnout shares	—	355	1,579
Amortization of acquisition-related intangible assets	7,024	4,023	591
Depreciation and other amortization	1,388	615	322
Accretion and amortization on debt securities and other	(134)	(14)	30
Net change in the estimated fair value of acquisition-related contingent consideration	472	1,750	—
Deferred income taxes	(3,775)	3,636	(11,065)
Changes in assets and liabilities:
Accounts receivable	1,564	(5,673)	(2,101)
Contract assets	(1,757)	—	—
Other assets	(769)	(1,676)	249
Accounts payable	28	309	593
Accrued payroll and related taxes	(1,529)	2,553	429
Deferred revenue	1,125	1,670	(269)
Restructuring accrual	1,573	—	—
Other liabilities	127	935	517
Net cash provided by operating activities	14,250	5,626	10,445
Investing activities:
Purchases of investments	(24,410)	(15,391)	(39,939)
Sales and maturities of investments	14,966	41,018	32,650
Payments for business acquisitions, net of cash acquired	—	(29,744)	—
Purchases of property and equipment	(1,063)	(4,307)	(488)
Net cash used in investing activities	(10,507)	(8,424)	(7,777)
Financing activities:
Proceeds from the issuance of equity plan common stock	5,581	1,125	687
Payment of acquisition-related contingent consideration	(1,030)	(1,284)	—
Proceeds from other borrowings	128	—	—
Principal payments on other borrowings	(296)	(270)	—
Net cash provided by (used in) financing activities	4,383	(429)	687
Foreign currency effect on cash and cash equivalents	(406)	(34)	(76)
Net increase (decrease) in cash and cash equivalents	7,720	(3,261)	3,279
Cash and cash equivalents at beginning of period	9,028	12,289	9,010
Cash and cash equivalents at end of period	$16,748	$9,028	$12,289
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$29	$—
Cash paid for income taxes	$310	$402	$113
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$29	$(10)	$(19)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED September 30, 2019, 2018, AND 2017

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile image capture and digital identity verification solutions. Mitek is a software development company with expertise in computer vision, artificial intelligence, and machine learning. The Company is currently serving more than 6,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. The Company’s solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent issued for this product in August 2010. As of September 30, 2019, the Company has been granted 57 patents and it has an additional 25 patent applications pending.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer (“KYC”) regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
The combination of identity document capture and data extraction process enables the organization to prefill the end user’s application, with far fewer key strokes, thus reducing keying errors, and improving both operational efficiency and the customer experience. Today, the financial services verticals (banks, credit unions, lenders, payments processors, card issuers, fintech companies, etc.) represent the greatest percentage of use of our solutions, but there is accelerated adoption by marketplaces, sharing economy, and hospitality sectors. Mitek uses artificial intelligence and machine learning to constantly improve the product performance of Mobile Verify® such as speed and accuracy of approvals of identification documents. The core of Mitek’s user experience is driven by Mitek MiSnap™, the leading image capture technology, which is incorporated across the Company’s product lines. It provides a simple, intuitive, and superior user-experience, making digital transactions faster, more accurate, and easier for the consumer. Mobile Fill® automates application prefill of any form with user data by simply snapping a picture of the driver’s license or other similar user identity document.
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel – branch, ATM, RDC, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations.
The Company markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. The Company’s partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate the Company’s products into their solutions to meet the needs of their customers.
Summary of Significant Accounting Policies
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

Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheet. The Company recorded net losses resulting from foreign exchange translation of $3.5 million for the fiscal year ended September 30, 2019, net losses resulting from foreign exchange translation of $0.7 million for the fiscal year ended September 30, 2018, and net gains resulting from foreign exchange translation of $0.2 million for the fiscal year ended September 30, 2017.
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
Revenue Recognition
The Company recognizes revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue primarily from the delivery of licenses and related services (for both on premise and transactional software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 2 of the consolidated financial statements for additional details.
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
For the fiscal years ended September 30, 2019, 2018 and 2017, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive (amounts in thousands):

	2019	2018	2017
Stock options	1,687	2,806	569
RSUs	2,352	2,580	83
ESPP common stock equivalents	74	71	—
ID Checker earnout shares	—	—	24
Total potentially dilutive common shares outstanding	4,113	5,457	676

The computation of basic and diluted net income (loss) per share for the fiscal years ended September 30, 2019, 2018, and 2017 is as follows (amounts in thousands, except per share data):

	2019	2018	2017
Net income (loss)	$(724)	$(11,807)	$14,092
Weighted-average shares outstanding—basic	39,341	35,811	33,083
Common stock equivalents	—	—	2,454
Weighted-average shares outstanding—diluted	39,341	35,811	35,537
Net income (loss) per share:
Basic	$(0.02)	$(0.33)	$0.43
Diluted	$(0.02)	$(0.33)	$0.40
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds.
Investments
Investments consist of corporate notes and bonds, commercial paper, and U.S. Treasury securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2019, 2018, and 2017.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million of write-offs to the allowance for doubtful accounts for the fiscal year ended September 30, 2019. The Company had no write-offs to the allowance for doubtful accounts for the fiscal years ended September 30, 2018 and 2017. The Company maintained an allowance for doubtful accounts of $0.2 million and $0.3 million as of September 30, 2019 and 2018, respectively.

Property and Equipment
Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2019 and 2018 (amounts shown in thousands):

	2019	2018
Property and equipment—at cost:
Leasehold improvements	$3,575	$3,825
Equipment	3,041	2,604
Capitalized internal-use software development costs	1,088	916
Furniture and fixtures	526	425
	8,230	7,770
Less: accumulated depreciation and amortization	(3,999)	(3,105)
Total property and equipment, net	$4,231	$4,665
Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $1.4 million, $0.6 million, and $0.3 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.1 million, $0.1 million and $0.2 million for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets for the fiscal years ended September 30, 2019, 2018, and 2017.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2019 and 2018, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material. The Company had no amortization expense from capitalized software costs during the years ended September 30, 2019, 2018, or 2017.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million and $0.9 million of costs related to computer software developed for internal use during the years ended September 30, 2019 and 2018, respectively. The Company recognized $0.3 million and $0.1 million of amortization expense from internal use software during the years ended September 30, 2019 and 2018, respectively. The Company had no amortization expense from internal use software during the year ended September 30, 2017.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting (“ASC Topic 280”), management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2019, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
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
Intangible assets with definite lives are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the fiscal years ended September 30, 2019, 2018, and 2017.
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
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR. These agreements have repayment periods of five to twelve years and bear no interest. As of September 30, 2019, $0.6 million, was outstanding under these agreements and approximately $0.2 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2018, $0.8 million, was outstanding under these agreements and $0.3 million and $0.5 million is recorded in other current liabilities and other non-current liabilities, respectively.
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
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and Senior Executive Long-Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur.
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
The Company estimates the fair value of performance options, Senior Executive Performance RSUs, and similar awards using the Monte-Carlo simulation. The Monte-Carlo simulation requires subjective assumptions, including the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the stock performance targets, and a 20-trading-day average stock price.
Advertising Expense
Advertising costs are expensed as incurred and totaled $0.8 million, $0.5 million and $0.3 million during the fiscal years ended September 30, 2019, 2018, and 2017, respectively.
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
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2019, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheet is an accumulated other comprehensive loss of $4.1 million and $0.6 million at September 30, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements
In October 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which eliminates the current prohibition on immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory, with the intent of reducing complexity and diversity in practice. Under ASU 2016-16, entities must recognize the income tax consequences when the transfer occurs rather than deferring recognition. For public entities, ASU 2016-16 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Entities must apply the guidance on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company adopted ASU 2016-16 in the first quarter of fiscal 2019, and the adoption did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued guidance codified in ASC 606 to replace existing revenue recognition rules with a single comprehensive model to use in accounting for revenue arising from contracts with customers. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services for an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, ASC 606 requires expanded disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.
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
Contract assets that are expected to be paid within one year are recorded in current assets in the consolidated balance sheets. All other contract assets are recorded in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue. When the performance obligation is expected to be fulfilled within one year, the deferred revenue is recorded in current liabilities in the consolidated balance sheets. When the performance obligation is expected to be fulfilled beyond one year, the deferred revenue is recorded in non-current liabilities in the consolidated balance sheets. The Company reports net contract asset or liability positions on a contract-by-contract basis at the end of each reporting period.
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

Impacts on Financial Statements
The following table summarizes the cumulative effect of the changes made to the consolidated balance sheet as of October 1, 2018 due to the adoption of ASC 606 (amounts in thousands):

	Balance at September 30, 2018	Adjustments Due to the Adoption of ASC 606	Balance at October 1, 2018
Assets
Contract assets	$—	$169	$169
Deferred income tax asset	15,356	(267)	15,089
Other non-current assets	2,147	507	2,654

Liabilities
Deferred revenue, current portion	4,792	(511)	4,281
Deferred revenue, non-current portion	485	—	485

Equity
Accumulated deficit	$(21,002)	$920	$(20,082)
The following tables summarize the impacts of ASC 606 adoption on the Company's consolidated financial statements as of and for the year ended September 30, 2019 (amounts in thousands):

Consolidated Statement of Operations
	Impact of changes in accounting policies
Twelve Months Ended September 30, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Revenue
Software and hardware	$46,845	$(2,454)	$44,391
Service and other	37,745	—	37,745
Total revenue	84,590	(2,454)	82,136

Operating expenses
Selling and marketing	$27,405	$15	$27,420

Consolidated Balance Sheet
	Impact of changes in accounting policies
September 30, 2019:	As reported	Adjustments	Balances without adoption of ASC 606
Assets
Accounts receivable, net	$14,938	$414	$15,352
Contract assets	2,350	(2,350)	—
Deferred income tax asset	16,596	822	17,418
Other non-current assets	2,347	(596)	1,751

Liabilities
Deferred revenue, current portion	5,612	1,124	6,736
Deferred revenue, non-current portion	736	—	736

Equity
Accumulated deficit	$(20,806)	$(2,834)	$(23,640)

Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. ASU 2018-15 is effective either prospectively or retrospectively for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2018-15 to have a material impact on its consolidated financial statements.
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
In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“ASU 2018-02”). Under previously existing GAAP, the effects of changes in tax rates and laws on deferred tax balances are recorded as a component of income tax expense in the period in which the law was enacted. When deferred tax balances related to items originally recorded in accumulated other comprehensive income are adjusted, certain tax effects become stranded in accumulated other comprehensive income. The amendments in ASU 2018-02 allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Cuts and Jobs Act”). The amendments in this ASU also require certain disclosures about stranded tax effects. The guidance is required for fiscal years beginning after December 15, 2018 (our fiscal year 2020), and interim periods within those fiscal years. Early adoption in any period is permitted. The Company does not expect the adoption of ASU 2018-02 to have a material impact on its consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which modified lease accounting for both lessees and lessors to increase transparency and comparability by recognizing lease assets and lease liabilities by lessees for those leases classified as operating leases under previous accounting standards and disclosing key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for each lease with a term longer than twelve months. The recognized liability is measured at the present value of lease payments not yet paid, and the corresponding asset represents the lessee’s right to use the underlying asset over the lease term and is based on the liability, subject to certain adjustments. For income statement purposes, the standard retains the dual model with leases classified as either operating or finance. Operating leases will result in straight-line expense while finance leases will result in a front-loaded expense pattern. The standard prescribes a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842; ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements; ASU No. 2018-20, Narrow-Scope Improvements for Lessors; ASU No. 2019-01, Codification Improvements to Topic 842; and ASU No. 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842). ASU No. 2018-11 provides an additional transition method allowing entities to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be effective for the Company beginning in its first quarter of fiscal 2020.

The Company plans to adopt this accounting standard update using the optional transition method in ASU 2018-11. Under this method, the Company will not adjust its comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the effective date. The Company will elect the package of practical expedients permitted under the transition guidance in ASU 2016-02 to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. In addition, the Company will make an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet. The Company will also elect the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate.
The adoption of the new lease standard is expected to result in the recognition of lease liabilities of $7.9 million to $8.4 million and right-of-use assets of $6.5 million to $7.0 million, which include the impact of existing deferred rents and tenant improvement allowances, on the consolidated balance sheet as of October 1, 2019. The adoption of ASU 2016-02 is not expected to have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows.
No other new accounting pronouncement issued or effective during the year ended September 30, 2019 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Service and Other
Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. The Company recognizes service and other revenue over the period in which such services are performed. The Company’s model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee and / or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of the Company’s services, at which point the up-front fee is recognized ratably over the life of the customer arrangement. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2019	2018	2017
Major product category
Deposits software and hardware	$41,860	$33,071	$25,407
Deposits service and other	15,170	8,437	6,963
Deposits revenue	57,030	41,508	32,370
Identity verification software and hardware	4,985	7,627	4,240
Identity verification service and other	22,575	14,424	8,780
Identity verification revenue	27,560	22,051	13,020
Total revenue	$84,590	$63,559	$45,390
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Service and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2019	October 1, 2018
Contract assets, current	$2,350	$169
Contract assets, non-current	581	507
Contract liabilities, current	5,612	4,281
Contract liabilities, non-current	736	485
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.4 million of revenue during the year ended September 30, 2019 that was included in the contract liability balance at the beginning of the period.

Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.5 million and $1.0 million at September 30, 2019 and October 1, 2018, respectively.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.6 million during the year ended September 30, 2019. There was no impairment loss recognized during the year ended September 30, 2019 related to capitalized contract costs.

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
As consideration for the ICAR Acquisition, the Company agreed to an aggregate purchase price of up to $13.9 million, net of cash acquired. On October 16, 2017, the Company: (i) made a cash payment to Sellers of $3.0 million, net of cash acquired and subject to adjustments for transaction expenses, escrow amounts, indebtedness, and working capital adjustments; and (ii) issued to Sellers 584,291 shares, or $5.6 million, of Common Stock. In addition to the foregoing, the Sellers may be entitled to additional cash consideration upon achievement of certain milestones as follows: (a) subject to achievement of the revenue target for the fourth quarter of calendar 2017, the Company will pay to Sellers up to $1.5 million (the “Q4 Consideration”), which amount shall be deposited (as additional funds) into the escrow fund described below; and (b) subject to achievement of certain revenue and net income targets for ICAR for the twelve-month period ending on September 30, 2018, and the twelve-month period ending on September 30, 2019, the Company will pay to Sellers up to $3.8 million in additional cash consideration (the “Earnout Consideration”); provided that if the revenue target set forth in clause (a) is not met, then the Q4 Consideration will instead be added to the Earnout Consideration payable upon (and subject to) achievement of the revenue and net income targets for the twelve-month period ending on September 30, 2018. The Company estimated the fair value of the total Q4 Consideration and Earnout

Consideration to be $2.9 million on October 16, 2017, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates. Each quarter the Company revises the estimated fair value of the Earnout Consideration and revises as necessary.
The Company incurred $0.5 million of expense in connection with the ICAR Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
On October 16, 2017, the Company deposited $1.5 million of cash into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In April 2018, the Q4 Consideration of $1.5 million was deposited into the escrow fund. As a result of the achievement of earnout targets during fiscal 2018, the Company paid $1.8 million in January 2019. The Company intends to extend the period over which the remaining $1.8 million of earnout consideration is earned. A portion of the earnout consideration will be paid during first quarter of fiscal 2020 based on the achievement of revenue and income targets earned during fiscal 2019. The remaining portion of the earnout consideration will be paid out during the first quarter of fiscal 2021, which will be based on the achievement of certain revenue, income, development and corporate targets achieved during fiscal 2020. During the first quarter of fiscal 2020, the Company released all escrow funds, excluding $1.0 million which is being held for any potential settlement relating to the claims which may arise from the litigation which was brought on by Global Equity & Corporate Consulting, S.L. against ICAR as more fully described in Note 9.
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
The following table summarizes the Company’s unaudited pro forma financial information is presented as if the acquisitions occurred on October 1, 2017 (amounts shown in thousands):

	For the years ended September 30,
	2019	2018
Pro forma revenue	$86,206	$78,130
Pro forma net income (loss)	$889	$(12,268)
For the year ended September 30, 2018, revenue of $9.1 million and a net loss of $5.3 million related to the A2iA and ICAR businesses since the respective acquisition dates are included in the Company's consolidated statements of operations.

4. RESTRUCTURING
Subsequent to the acquisition of A2iA, the Company evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to Mitek’s strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs and are expected to be paid over the next twelve months. The following table summarizes changes in the restructuring accrual during the year ended September 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$—
Costs incurred	3,067
Payments	(1,473)
Foreign currency effect on the restructuring accrual	(68)
Balance at September 30, 2019	$1,526

5. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2019 and 2018, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2019, 2018, and 2017. There were no realized gains or losses from the sale of available-for-sale securities during the years ended September 30, 2019 and 2017. The Company recorded a net realized loss from the sale of available-for-sale securities of $49,000 during the year ended September 30, 2018.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in investment income.
The following tables summarize investments by type of security as of September 30, 2019 and 2018, respectively (amounts shown in thousands):

September 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,240	$2	$—	$4,242
Corporate debt securities, short-term	12,258	2	—	12,260
U.S. Treasury, long-term	1,102	—	(1)	1,101
Corporate debt securities, long-term	451	—	—	451
Total	$18,051	$4	$(1)	$18,054

September 30, 2018:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,693	$—	$(10)	$3,683
Corporate debt securities, short-term	4,779	—	(14)	4,765
Total	$8,472	$—	$(24)	$8,448
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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2019 and 2018 (amounts shown in thousands):

September 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,242	$4,242	$—	$—
Corporate debt securities
Financial	2,503	—	2,503	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	5,560	—	5,560	—
Industrial	2,826	—	2,826	—
Total short-term investments at fair value	16,502	4,242	12,260	—
Long-term investments:
U.S. Treasury	1,101	1,101	—	—
Corporate debt securities
Financial	451	—	451	—
Total assets at fair value	$18,054	$5,343	$12,711	$—
Liabilities:
Acquisition-related contingent consideration	1,601	—	—	1,601
Total liabilities at fair value	$1,601	$—	$—	$1,601

September 30, 2018:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,683	$3,683	$—	$—
Corporate debt securities
Financial	2,847	—	2,847	—
Industrial	1,918	—	1,918	—
Commercial paper
Financial	—	—	—	—
Industrial	—	—	—	—
Total short-term investments at fair value	8,448	3,683	4,765	—
Long-term investments:
Corporate debt securities
Financial	—	—	—	—
Industrial	—	—	—	—
Total assets at fair value	$8,448	$3,683	$4,765	$—
Liabilities:
Acquisition-related contingent consideration	3,051	—	—	3,051
Total liabilities at fair value	$3,051	$—	$—	$3,051

As of September 30, 2019, total acquisition-related contingent consideration related to the ICAR Acquisition of $1.0 million and $0.6 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$3,051
Expenses recorded due to changes in fair value	472
Payment of contingent consideration	(1,818)
Foreign currency effect on contingent consideration	(104)
Balance at September 30, 2019	$1,601

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has goodwill balances of $32.6 million and $34.4 million at September 30, 2019 and 2018, respectively, representing the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350. The following table summarizes changes in the balance of goodwill during the year ended September 30, 2019 (amounts shown in thousands):

Balance at September 30, 2018	$34,407
A2iA purchase accounting adjustment	121
Foreign currency effect on goodwill	(1,892)
Balance at September 30, 2019	$32,636
Intangible assets
Intangible assets include the value assigned to completed technologies, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from two to seven years. Intangible assets as of September 30, 2019 and 2018 are summarized as follows (amounts shown in thousands, except for years):

September 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,104	$13,237
Customer relationships	4.8 years	17,628	6,701	10,927
Trade names	4.5 years	618	377	241
Total intangible assets		$38,587	$14,182	$24,405

September 30, 2018:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$3,070	$17,271
Customer relationships	4.8 years	17,628	2,351	15,277
Trade names	4.5 years	618	219	399
Total intangible assets		$38,587	$5,640	$32,947

Amortization expense related to acquired intangible assets was $7.0 million, $4.0 million, and $0.6 million for fiscal years ended September 30, 2019, 2018, and 2017, respectively and is recorded in acquisition-related costs and expenses in the consolidated statements of operations.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2020	$6,258
2021	5,998
2022	5,613
2023	3,683
2024	1,734
Thereafter	1,119
Total	$24,405

7. STOCKHOLDERS’ EQUITY
Stock-based Compensation
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the fiscal years ended September 30, 2019, 2018, and 2017, which were allocated as follows (amounts shown in thousands):

	2019	2018	2017
Cost of revenue	$207	$78	$52
Selling and marketing	2,967	2,656	1,577
Research and development	2,013	1,801	1,028
General and administrative	4,450	4,415	2,821
Stock-based compensation expense included in expenses	$9,637	$8,950	$5,478
The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2019, 2018, and 2017 were based on the following assumptions:

	2019	2018	2017
Risk-free interest rate	1.85% – 3.08%	2.04%	1.68% – 1.92%
Expected life (years)	5.43	5.15	5.25
Expected volatility	57%	60%	74%
Expected dividends	—	—	—
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
As of September 30, 2019, the Company had $16.6 million of unrecognized compensation expense related to outstanding RSUs, stock options, and ESPP shares expected to be recognized over a weighted-average period of approximately 2.3 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of September 30, 2019, (i) stock options to purchase 1,171,708 shares of Common Stock, 1,890,879 RSUs, and 1,722,551 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 807,144 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 298,015 shares of Common Stock were outstanding under the Prior Plans.

Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2019, (i) 200,914 shares have been issued under the ESPP and (ii) 799,086 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.4 million in stock-based compensation expense related to the ESPP during the year ended September 30, 2019.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of September 30, 2019, (i) 366,870 RSUs were outstanding under the Director Plan and (ii) 391,701 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2019, 2018, and 2017:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2016	3,015,374	$3.95	6.4
Granted	147,800	$7.06
Exercised	(235,514)	$2.92
Canceled	(81,794)	$3.59
Outstanding at September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(250,823)	$2.96
Canceled	(88,076)	$5.23
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	409,368	$9.59
Exercised	(1,384,647)	$3.25
Canceled	(144,183)	$6.62
Outstanding at September 30, 2019	1,686,902	$7.00	5.4
The Company recognized $0.7 million, $1.4 million, and $1.0 million in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2019, 2018, and 2017, respectively. As of September 30, 2019, the Company had $2.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately three years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the fiscal years ended September 30, 2019, 2018, and 2017 was $11.1 million, $1.4 million, and $1.4 million, respectively. The per-share weighted-average fair value of options granted during the fiscal years ended September 30, 2019, 2018, and 2017 was $5.07, $4.56, and $4.28, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2019 and 2018, was $4.9 million and $8.7 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity in the fiscal years ended September 30, 2019, 2018, and 2017:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2016	2,046,169	$4.90
Granted	1,249,224	$6.61
Settled	(707,174)	$4.81
Canceled	(231,198)	$4.93
Outstanding at September 30, 2017	2,357,021	$5.65
Granted	1,184,906	$8.54
Settled	(745,197)	$5.26
Canceled	(216,554)	$7.39
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	1,147,976	$9.67
Settled	(881,420)	$6.53
Canceled	(494,245)	$7.70
Outstanding at September 30, 2019	2,352,487	$8.26
The cost of RSUs is determined using the fair value of the Company’s Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $6.8 million, $5.9 million, and $4.0 million in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2019, 2018, and 2017, respectively. As of September 30, 2019, the Company had approximately $12.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Senior Executive Performance RSUs
There were 1,722,551 Senior Executive Performance RSUs outstanding as of September 30, 2019. The Company recognized $1.0 million and $1.5 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in the years ended September 30, 2019 and 2018, respectively. As of September 30, 2019, the Company had $0.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.1 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least three years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the change of control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.7 million in stock-based compensation expense related to outstanding Performance Options in the year ended September 30, 2019. As of September 30, 2019, the Company had $1.7 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 2.1 years.
Closing Shares
On June 17, 2015, the Company completed the acquisition of ID Checker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “ID Checker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the "Closing Shares"). Vesting of these shares is subject to the continued employment of the founders of ID Checker and occurs over a period of 27 months (the “Service Period”) from the date of issuance. The cost of the Closing Shares was determined using the fair value of Common Stock on the award date, and the stock-based compensation is recognized ratably over the vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized no stock-

based compensation expense related to the Closing Shares in the years ended September 30, 2019 and 2018. The Company recognized $1.2 million in stock-based compensation expense related to the Closing Shares for the year ended September 30, 2017.
Earnout Shares
In connection with the acquisition of ID Checker, the Company issued 137,306 shares of Common Stock (the "Earnout Shares") to the Sellers for achievement by ID Checker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by ID Checker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 10 trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the earnout shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company did not recognize any stock-based compensation expense related to the Earnout Shares for the year ended September 30, 2019. The Company recognized $0.4 million in stock-based compensation expense related to the Earnout Shares for each of the years ended September 30, 2018 and 2017.
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
On February 28, 2019, the Company entered into an Amendment No. 1 to the Rights Agreement for the purpose of (i) modifying the definitions of “Beneficial Owner,” “Beneficially Own,” and “Beneficial Ownership” under the Rights Agreement to more closely align such definitions to the actual and constructive ownership rules under Section 382 of the Internal Revenue Code of 1986, as amended (“Section 382”) or such similar provisions of the Tax Cuts and Jobs Act and the rules and regulations promulgated thereunder, and (ii) adding an exemption request process for persons to seek an exemption from becoming an “Acquiring Person” under the Rights Agreement in the event such person wishes to acquire 4.9% or more of the Common Stock then outstanding.

8. INCOME TAXES
Provision for Income Taxes
Income (loss) before income taxes for the years ended September 30, 2019, 2018, and 2017 is comprised of the following (amounts shown in thousands):

	2019	2018	2017
Domestic	$8,992	$(1,584)	$4,057
Foreign	(12,980)	(7,157)	(886)
Total	$(3,988)	$(8,741)	$3,171

For the years ended September 30, 2019, 2018, and 2017 the income tax benefit (provision) was as follows (amounts shown in thousands):

	2019	2018	2017
Federal—current	$(117)	$(87)	$(127)
Federal—deferred	639	(4,537)	8,291
State—current	(438)	(26)	(20)
State—deferred	515	773	2,748
Foreign—current	594	(270)	29
Foreign—deferred	2,071	1,081	—
Total	$3,264	$(3,066)	$10,921
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2019 and 2018 are as follows (amounts shown in thousands):

	2019	2018
Deferred tax assets:
Stock-based compensation	$2,646	$3,067
Net operating loss carryforwards	9,419	8,568
Research credit carryforwards	5,570	3,890
Intangibles	58	—
Other, net	90	354
Total deferred assets	17,783	15,879
Deferred tax liabilities:
Intangibles	—	(181)
Foreign deferred liabilities	(5,811)	(8,032)
Net deferred tax asset	11,972	7,666
Valuation allowance for net deferred tax assets	(931)	(472)
Net deferred tax asset	$11,041	$7,194
The net change in the total valuation allowance for the fiscal years ended September 30, 2019 and 2018 was an increase of $0.5 million and an increase of $0.4 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets may be realized for all deferred tax assets with the exception of the net foreign deferred tax assets at Mitek Systems B.V.
As of September 30, 2019, the Company has available net operating loss carryforwards of $29.5 million for federal income tax purposes, of which $2.1 million were generated in the fiscal year ended September 30, 2019 and can be carried forward indefinitely under the Tax Cuts and Jobs Act. The remaining federal net operating loss of $27.4 million, which were generated prior to the fiscal year ended September 30, 2019, will start to expire in 2032 if not utilized. The net operating losses for state purposes are $29.4 million and will begin to expire in 2028. As of September 30, 2019, the Company has available federal research and development credit carryforwards, net of reserves, of $2.8 million. The federal research and development credits will start to expire in 2027. As of September 30, 2019, the Company has available California research and development credit carryforwards, net of reserves, of $2.4 million, which do not expire.
Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”) limit the utilization of tax attribute carryforwards that arise prior to certain cumulative changes in a corporation’s ownership. The Company has completed an IRC Section 382/383 analysis through March 31, 2017 and any identified ownership changes had no impact to the utilization of tax attribute carryforwards. Any future ownership changes may have an impact on the utilization of the tax attribute carryforwards.

Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2019, 2018, and 2017 (amounts shown in thousands):

	2019	2018	2017
Amount computed using statutory rate	$841	$2,122	$(1,078)
Net change in valuation allowance for net deferred tax assets	(459)	(367)	10,058
AMT and other	—	(191)	20
Foreign rate differential	664	22	(169)
Non-deductible items	(151)	(276)	(370)
State income tax	(370)	50	(34)
Impact of tax reform on deferred taxes	—	(4,901)	—
Research and development credits	1,694	475	2,494
Foreign income tax	(494)	—	—
Stock compensation, net	1,539	—	—
Income tax benefit (provision)	$3,264	$(3,066)	$10,921
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended September 30, 2019, 2018, and 2017 (amounts shown in thousands):

	2019	2018	2017
Gross unrecognized tax benefits at the beginning of the year	$1,321	$1,181	$—
Additions from tax positions taken in the current year	213	140	140
Additions from tax positions taken in prior years	73	—	1,041
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$1,607	$1,321	$1,181
Of the total unrecognized tax benefits at September 30, 2019, $1.6 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2019, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to income taxation in the U.S. at the federal and state levels. All tax years are subject to examination by U.S., California, and other state tax authorities due to the carryforward of unutilized net operating losses and tax credits. The Company is also subject to foreign income taxes in the countries in which it operates. The Company’s U.S. federal tax return for the year ended September 30, 2017 is currently under examination. To our knowledge, the Company is not currently under examination by any other taxing authorities.

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

The amount claimed is €0.8 million (or $0.9 million), plus the interest accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
Third Party Claims Against Our Customers
The Company is subject to indemnification demands related to various offers to license patents and allegations of patent infringement against several end-customers. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. License offers to and infringement allegations against the Company’s end-customers were made by Lighthouse Consulting Group, LLC; Lupercal, LLC; Pebble Tide, LLC; Dominion Harbor Group, LLC; and IP Edge, LLC, which appear to be non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to exact settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by the companies listed above. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. The jury verdict is subject to post-trial motions and appeal by Wells Fargo. The Second Wells Lawsuit is ongoing and no final judgments or awards have been made to date. Given the potential impact such litigation could have on the use of Mitek’s products by Wells Fargo, our other customers, as well as the industry as a whole, the Company is closely monitoring the Wells Lawsuits.
While the Wells Lawsuits do not name Mitek as a defendant, given the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779; 9,336,517; 9,818,090; and 8,977,571 (collectively, the “Subject Patents”). The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
The Company incurred legal fees of $0.8 million in the fiscal year ended September 30, 2019 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations.
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-WVG). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on unspecified Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. The Company intends to vigorously pursue its claims and defend against any claims of infringement.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 25% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $231,000, $123,000, and $121,000 for the fiscal years ended September 30, 2019, 2018, and 2017, respectively.

Facility Lease
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.0 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2019, the unamortized balance of the lease incentives was $0.6 million, of which $0.1 million has been included in other current liabilities and $0.5 million has been included in other non-current liabilities.
The Company’s other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.2 million (or $0.2 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United Kingdom lease continues through May 31, 2020, with an annual base rent of approximately £63,000 (or approximately $78,000).
Other than the lease for office space in San Diego, California, the Company does not believe that the leases for the offices are material to the Company. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Future annual minimum rental payments payable under the facility and other operating leases are as follows (shown in thousands):

Years ended September 30:
2020	$1,699
2021	2,166
2022	1,784
2023	1,554
2024	1,153
Thereafter	36
Total	$8,392
Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2019, 2018, and 2017 totaled $2.1 million, $1.7 million and $0.6 million, respectively.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of September 30, 2019.

10. REVENUE AND VENDOR CONCENTRATIONS
Revenue Concentration
For the year ended September 30, 2019, the Company derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10%, respectively, of the Company’s total revenue. For the year ended September 30, 2018, the Company derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10% of the Company's total revenue. For the year ended September 30, 2017, the Company derived revenue of $10.4 million from one customer, with such customer accounting for 23% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.4 million, $5.7 million, and $1.3 million at September 30, 2019, 2018, and 2017, respectively.
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
International sales accounted for approximately 31%, 27%, and 14% of the Company’s total revenue for the years ended September 30, 2019, 2018, and 2017, respectively. From a geographic perspective, approximately 68% and 72% of the Company’s total long-term assets as of September 30, 2019 and 2018, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 12% and 13% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2019 and 2018, respectively, are associated with the Company’s international subsidiaries.
Vendor Concentration
The Company purchases its integrated software components from multiple third-party software providers at competitive prices. For the years ended September 30, 2019, 2018, and 2017, the Company did not make purchases from any one vendor comprising 10% or more of the Company’s total purchases. The Company has entered into contractual relationships with some of its vendors; however, the Company does not believe it is substantially dependent upon nor exposed to any significant concentration risk related to purchases from any of its vendors, given the availability of alternative sources for its necessary integrated software components.

11. QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for 2019, 2018, and 2017 (shown in thousands except per share data):

	2019
	1	2	3	4
Revenue	$17,683	$19,983	$21,906	$25,018
Cost of revenue	2,878	2,991	3,168	3,229
Operating expenses	19,365	18,642	21,647	17,260
Operating income (loss)	(4,560)	(1,650)	(2,909)	4,529
Other income, net	14	140	98	350
Income tax benefit (provision)	1,355	794	2,712	(1,597)
Net income (loss)	$(3,191)	$(716)	$(99)	$3,282
Net income (loss) per share:
Net income (loss) per share—basic	$(0.08)	$(0.02)	$(0.00)	$0.08
Net income (loss) per share—diluted	$(0.08)	$(0.02)	$(0.00)	$0.08
Shares used in calculating net income (loss) per share—basic	38,247	38,926	39,936	40,252
Shares used in calculating net income (loss) per share—diluted	38,247	38,926	39,936	41,635

	2018
	1	2	3	4
Revenue	$12,136	$14,277	$16,109	$21,037
Cost of revenue	1,617	1,717	2,678	2,674
Operating expenses	12,831	13,825	16,294	19,729
Operating loss	(2,312)	(1,265)	(2,863)	(1,366)
Other income (expense), net	190	204	(1,351)	22
Income tax benefit (provision)	(3,614)	(99)	1,430	(783)
Net loss	$(5,736)	$(1,160)	$(2,784)	$(2,127)
Net loss per share:
Net loss per share—basic and diluted	$(0.17)	$(0.03)	$(0.08)	$(0.06)
Shares used in calculating net loss per share—basic and diluted	34,207	34,976	36,190	37,858

	2017
	1	2	3	4
Revenue	$9,269	$11,419	$11,798	$12,904
Cost of revenue	891	830	1,182	1,138
Operating expenses	9,050	9,365	10,132	10,033
Operating income (loss)	(672)	1,224	484	1,733
Other income, net	65	67	149	121
Income tax benefit (provision)	—	(74)	(17)	11,012
Net income (loss)	$(607)	$1,217	$616	$12,866
Net income (loss) per share:
Net income (loss) per share—basic	$(0.02)	$0.04	$0.02	$0.38
Net income (loss) per share—diluted	$(0.02)	$0.03	$0.02	$0.35
Shares used in calculating net income (loss) per share—basic	32,377	32,786	33,024	33,522
Shares used in calculating net income (loss) per share—diluted	32,377	34,815	35,610	36,251