Form 10-Q
period 2019-12-31
MITEK SYSTEMS INC
filed 2020-02-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 40,901,147 shares of the registrant’s common stock outstanding as of January 31, 2020.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2019

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2019 (Unaudited)	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$14,793	$16,748
Short-term investments	18,271	16,502
Accounts receivable, net	12,875	14,938
Contract assets	2,315	2,350
Prepaid expenses	1,978	1,487
Other current assets	1,579	2,105
Total current assets	51,811	54,130
Long-term investments	6,805	1,552
Property and equipment, net	4,062	4,231
Right-of-use assets	6,535	—
Intangible assets, net	23,336	24,405
Goodwill	34,234	32,636
Deferred income tax assets, net	16,558	16,596
Other non-current assets	3,656	2,347
Total assets	$146,997	$135,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,268	$3,555
Accrued payroll and related taxes	4,557	6,410
Deferred revenue, current portion	7,981	5,612
Lease liabilities, current portion	1,291	—
Acquisition-related contingent consideration	1,062	1,036
Restructuring accrual	630	1,526
Other current liabilities	1,087	1,909
Total current liabilities	20,876	20,048
Deferred revenue, non-current portion	821	736
Lease liabilities, non-current portion	6,713	—
Deferred income tax liabilities	5,697	5,555
Other non-current liabilities	1,366	2,225
Total liabilities	35,473	28,564
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 40,864,686 and 40,367,456 issued and outstanding, as of December 31, 2019 and September 30, 2019, respectively	41	40
Additional paid-in capital	134,535	132,160
Accumulated other comprehensive loss	(2,806)	(4,061)
Accumulated deficit	(20,246)	(20,806)
Total stockholders’ equity	111,524	107,333
Total liabilities and stockholders’ equity	$146,997	$135,897

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2019	2018
Revenue
Software and hardware	$11,515	$9,995
Services and other	10,552	7,688
Total revenue	22,067	17,683
Operating costs and expenses
Cost of revenue—software and hardware	771	845
Cost of revenue—services and other	2,162	2,033
Selling and marketing	7,330	7,208
Research and development	4,610	4,488
General and administrative	5,288	5,842
Acquisition-related costs and expenses	1,608	1,827
Total operating costs and expenses	21,769	22,243
Operating income (loss)	298	(4,560)
Other income, net	303	14
Income (loss) before income taxes	601	(4,546)
Income tax benefit (provision)	(41)	1,355
Net income (loss)	$560	$(3,191)
Net income (loss) per share—basic	$0.01	$(0.08)
Net income (loss) per share—diluted	$0.01	$(0.08)
Shares used in calculating net income (loss) per share—basic	40,615	38,247
Shares used in calculating net income (loss) per share—diluted	41,828	38,247
Other comprehensive income (loss)
Net income (loss)	$560	$(3,191)
Foreign currency translation adjustment	1,253	(824)
Unrealized gain on investments	2	13
Other comprehensive income (loss)	$1,815	$(4,002)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	24	—	73	—	—	73
Settlement of restricted stock units	474	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,303	—	—	2,303
Components of other comprehensive loss:
Net income	—	—	—	560	—	560
Currency translation adjustment	—	—	—	—	1,253	1,253
Change in unrealized gain (loss) on investments	—	—	—	—	2	2
Total other comprehensive loss						1,815
Balance, December 31, 2019	40,865	$41	$134,535	$(20,246)	$(2,806)	$111,524

	Three Months Ended December 31, 2018
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	135	—	586	—	—	586
Settlement of restricted stock units	543	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,670	—	—	2,670
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(3,191)	—	(3,191)
Currency translation adjustment	—	—	—	—	(824)	(824)
Change in unrealized gain (loss) on investments	—	—	—	—	13	13
Total other comprehensive loss						(4,002)
Balance, December 31, 2018	38,639	$39	$120,199	$(23,273)	$(1,397)	$95,568

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2019	2018
Operating activities:
Net income (loss)	$560	$(3,191)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	2,303	2,670
Amortization of intangible assets	1,608	1,774
Depreciation and amortization	406	373
Amortization of investment premiums and other	(38)	(9)
Deferred taxes	66	(1,631)
Changes in assets and liabilities:
Accounts receivable	2,179	3,925
Contract assets	(1,759)	(92)
Other assets	(226)	(641)
Accounts payable	677	943
Accrued payroll and related taxes	(1,895)	(1,809)
Deferred revenue	2,427	(205)
Restructuring accrual	(923)	—
Other liabilities	(195)	189
Net cash provided by operating activities	5,190	2,296
Investing activities:
Purchases of investments	(10,132)	(1,728)
Sales and maturities of investments	3,150	950
Purchases of property and equipment	(205)	(508)
Net cash used in investing activities	(7,187)	(1,286)
Financing activities:
Proceeds from the issuance of equity plan common stock	73	586
Principal payments on other borrowings	(78)	(164)
Net cash provided by (used in) financing activities	(5)	422
Foreign currency effect on cash and cash equivalents	47	(23)
Net increase (decrease) in cash and cash equivalents	(1,955)	1,409
Cash and cash equivalents at beginning of period	16,748	9,028
Cash and cash equivalents at end of period	$14,793	$10,437
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$69
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$2	$13

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of December 31, 2019, the Company has been granted 58 patents and it has an additional 24 patent applications pending.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer (“KYC”) regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of December 31, 2019 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission on December 6, 2019.

Results for the three months ended December 31, 2019 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net gain resulting from foreign exchange translation of $1.3 million for the three months ended December 31, 2019 and a net loss resulting from foreign exchange translation of $0.8 million for the three months ended December 31, 2018.
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
The Company generates revenue primarily from the delivery of licenses (to both on premise and transactional software as a service (“SaaS”) products) and related services, as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 2 of the consolidated financial statements for additional details.
Contract Assets and Liabilities
The Company recognizes revenue when control of the license or transactional SaaS service is transferred to the customer. The Company records a contract asset when the revenue is recognized prior to the date payments become due. Contract assets that are expected to be paid within one year are recorded in current assets on the consolidated balance sheets. All other contract assets are recorded in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue. When the performance obligation is expected to be fulfilled within one year, the deferred revenue is recorded in current liabilities in the consolidated balance sheet. When the performance obligation is expected to be fulfilled beyond one year, the deferred revenue is recorded in non-current liabilities in the consolidated balance sheet. The Company reports net contract asset or liability positions on a contract-by-contract basis at the end of each reporting period.
Contract Acquisition Costs
When the commission rate for a customer renewal is not commensurate with the commission rate for a new contract, the commission is capitalized if expected to be recovered. Such costs are capitalized and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. Contract acquisition costs are recorded in other current and non-current assets in the consolidated balance sheets.

Net Income (Loss) Per Share
The Company calculates net income (loss) per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income (loss) per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.
For the three months ended December 31, 2019 and 2018, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2019	2018
Stock options	325	3,033
RSUs	1,482	2,949
ESPP common stock equivalents	70	70
Total potentially dilutive common shares outstanding	1,877	6,052
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2019	2018
Net income (loss)	$560	$(3,191)
Weighted-average shares outstanding—basic	40,615	38,247
Common stock equivalents	1,213	—
Weighted-average shares outstanding—diluted	41,828	38,247
Net income (loss) per share:
Basic	$0.01	$(0.08)
Diluted	$0.01	$(0.08)
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three months ended December 31, 2019 and 2018.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs to the allowance for doubtful accounts in the three months ended December 31, 2019 and 2018. The Company maintained an allowance for doubtful accounts of $0.3 million and $0.2 million as of December 31, 2019 and September 30, 2019, respectively.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2019 and 2018, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the three months ended December 31, 2019 and 2018.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $23,000 and $49,000 of costs related to computer software developed for internal use during the three months ended December 31, 2019 and 2018, respectively. The Company had $0.1 million in amortization expense from internal use software during each of the three months ended December 31, 2019 and 2018.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the three months ended December 31, 2019 and 2018.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2019, $0.5 million was outstanding under these agreements and $0.1 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2019, $0.6 million was outstanding under these agreements and $0.2 million and $0.4 million was recorded in other current liabilities and other non-current liabilities, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $2.8 million and $4.1 million at December 31, 2019 and September 30, 2019, respectively.

Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017. The Company elected not to reclassify the stranded tax effects to retained earnings as they were not material the Company’s consolidated financial statements.
In February 2016, the FASB issued (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 and its related amendments (collectively known as “ASC 842”) which require lessees to record most leases on the balance sheet but recognize expenses in the income statement in a manner similar to previous guidance. The way in which entities classify leases determines how to recognize lease-related revenue and expenses.
The Company adopted ASC 842 as of October 1, 2019 using the optional transition method and will not adjust the comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the adoption date. Accordingly, the results for the three months ended December 31, 2018 continue to be reported under the accounting guidance, ASC Topic 840, Leases (“ASC 840”), in effect for that period. The Company elected to use the package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. In addition, the Company made an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet. The adoption of ASC 842 had a material impact on the consolidated balance sheet as of October 1, 2019, and resulted in the recognition of $8.2 million of lease liabilities and $6.8 million of right-of-use (“ROU”) assets for those leases classified as operating leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows. See Note 8 of the consolidated financial statements for additional details.
Change in Significant Accounting Policy
Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in its consolidated financial statements.
Leases
The Company determines if an arrangement is a lease at inception in accordance with ASC 842. The lease term begins on the commencement date, which is the date the Company takes possession of the property, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases.
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and auto leases. ROU assets and lease liabilities are recognized at commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current secured borrowing rate. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 8 of the consolidated financial statements for additional details.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on the consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), to eliminate, add, and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The guidance is effective for annual and interim periods beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity’s estimate would consider relevant information about past events, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company is currently evaluating the impact ASU 2016-13 will have on its consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended December 31, 2019 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Services and Other
Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. The Company recognizes services and other revenue over the period in which such services are performed. The Company’s model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee and/or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of the Company’s services, at which point the up-front fee is recognized ratably over the life of the customer arrangement. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2019	2018
Major product category
Deposits software and hardware	$10,283	$9,050
Deposits services and other	4,368	2,820
Deposits revenue	14,651	11,870
Identity verification software and hardware	1,232	945
Identity verification services and other	6,184	4,868
Identity verification revenue	7,416	5,813
Total revenue	$22,067	$17,683
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2019	September 30, 2019
Contract assets, current	$2,315	$2,350
Contract assets, non-current	2,380	581
Contract liabilities (deferred revenue), current	7,981	5,612
Contract liabilities (deferred revenue), non-current	$821	$736
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $3.6 million and $2.3 million of revenue during the three months ended December 31, 2019 and 2018, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.5 million at both December 31, 2019 and September 30, 2019.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.2 million and $0.1 million during the three months ended December 31, 2019 and 2018, respectively. There were no impairment losses recognized during both the three months ended December 31, 2019 and 2018 related to capitalized contract costs.

3. RESTRUCTURING
Subsequent to the acquisition of A2iA Group II, S.A.S. (“A2iA”), in May 2018, the Company evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity and that its products were not core to Mitek’s strategy, nor were they profitable for the Company. In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs.
The following table summarizes changes in the restructuring accrual during the three months ended December 31, 2019 (amounts shown in thousands):

Balance at September 30, 2019	$1,526
Payments	(941)
Foreign currency effect on the restructuring accrual	45
Balance at December 31, 2019	$630

4. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2019 and September 30, 2019, respectively (amounts shown in thousands):

December 31, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$5,217	$3	$(1)	$5,219
Asset-backed securities, short-term	801	—	—	801
Corporate debt securities, short-term	12,248	3	—	12,251
U.S. Treasury, long-term	4,033	1	—	4,034
Asset-backed securities, long-term	2,116	1	—	2,117
Corporate debt securities, long-term	654	—	—	654
Total	$25,069	$8	$(1)	$25,076

September 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,240	$2	$—	$4,242
Corporate debt securities, short-term	12,258	2	—	12,260
U.S. Treasury, long-term	1,102	—	(1)	1,101
Corporate debt securities, long-term	451	—	—	451
Total	$18,051	$4	$(1)	$18,054

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2019 and September 30, 2019, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2019 and 2018. There were no realized gains or losses from the sale of available-for-sale securities during the three months ended December 31, 2019 and 2018.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2019 and September 30, 2019, respectively (amounts shown in thousands):

December 31, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,219	$5,219	$—	$—
Asset-backed securities	801	—	801	—
Corporate debt securities
Financial	2,954	—	2,954	—
Industrial	1,372	—	1,372	—
Commercial paper
Financial	5,334	—	5,334	—
Industrial	2,591	—	2,591	—
Total short-term investments at fair value	18,271	5,219	13,052	—
Long-term investments:
U.S. Treasury	4,034	4,034	—	—
Asset-backed securities	2,117	—	2,117	—
Corporate debt securities
Financial	654	—	654	—
Total assets at fair value	$25,076	$9,253	$15,823	$—
Liabilities:
Acquisition-related contingent consideration	1,642	—	—	1,642
Total liabilities at fair value	$1,642	$—	$—	$1,642

September 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,242	$4,242	$—	$—
Corporate debt securities
Financial	2,503	—	2,503	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	5,560	—	5,560	—
Industrial	2,826	—	2,826	—
Total short-term investments at fair value	16,502	4,242	12,260	—
Long-term investments:
U.S. Treasury	1,101	1,101	—	—
Corporate debt securities
Financial	451	—	451	—
Total assets at fair value	$18,054	$5,343	$12,711	$—
Liabilities:
Acquisition-related contingent consideration	1,601	—	—	1,601
Total liabilities at fair value	$1,601	$—	$—	$1,601
As of December 31, 2019, total acquisition-related contingent consideration of $1.1 million and $0.6 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2019 (amounts shown in thousands):

Balance at September 30, 2019	$1,601
Foreign currency effect on contingent consideration	41
Balance at December 31, 2019	$1,642

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $34.2 million at December 31, 2019, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2019 (amounts shown in thousands):

Balance at September 30, 2019	$32,636
Other adjustments(1)	806
Foreign currency effect on goodwill and other	792
Balance at December 31, 2019	$34,234
(1)During the three months ended December 31, 2019, the Company determined that it had incorrectly classified $0.8 million of contract assets in its fair value estimate associated with the acquisition of A2iA. This asset was incorrectly recorded as other non-current assets with an offset to goodwill on the Company’s consolidated balance sheet during the three months ended June 30, 2018 and subsequent financial statements. The Company has determined that the adjustment was not material to any previously reported financial statements. Therefore, the consolidated balance sheet as of December 31, 2019 has been adjusted.

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of December 31, 2019 and September 30, 2019, respectively, are summarized as follows (amounts shown in thousands, except for years):

December 31, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,543	$12,798
Customer relationships	4.8 years	17,628	7,302	10,326
Trade names	4.5 years	618	406	212
Total intangible assets		$38,587	$15,251	$23,336

September 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,104	$13,237
Customer relationships	4.8 years	17,628	6,701	10,927
Trade names	4.5 years	618	377	241
Total intangible assets		$38,587	$14,182	$24,405

Amortization expense related to acquired intangible assets was $1.6 million and $1.8 million for the three months ended December 31, 2019 and 2018, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2020—remaining	$4,776
2021	6,132
2022	5,737
2023	3,765
2024	1,778
2025	1,148
Total	$23,336

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2019	2018
Cost of revenue	$61	$44
Selling and marketing	668	791
Research and development	578	434
General and administrative	996	1,401
Stock-based compensation expense included in expenses	$2,303	$2,670

The fair value calculations for stock-based compensation awards to employees for the three months ended December 31, 2018 were based on the following assumptions:

Three Months Ended December 31, 2018
Risk-free interest rate	2.88% – 3.08%
Expected life (years)	5.57
Expected volatility	57%
Expected dividends	None
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
As of December 31, 2019, the Company had $20.3 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”) upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan and 2010 Stock Option Plan (collectively, the “Prior Plans”).  As of December 31, 2019, (i) stock options to purchase 1,153,890 shares of Common Stock, 2,173,754 RSUs and 1,722,551 Senior Executive Performance RSUs were outstanding under the 2012 Plan, and 65,197 shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 289,515 shares of Common Stock were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2019, (i) 200,914 shares have been issued to participants pursuant to the ESPP and (ii) 799,086 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2019 and 2018.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of December 31, 2019, (i) 488,572 RSUs were outstanding under the Director Plan and (ii) 269,999 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2019:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2019	1,686,902	$7.00	5.4	$4,882
Granted	—	$—
Exercised	(23,318)	$3.06
Canceled	(3,000)	$6.60
Outstanding at December 31, 2019	1,660,584	$7.06	5.2	$3,094
Vested and Expected to Vest at December 31, 2019	1,660,584	$7.06	5.2	$3,094
Exercisable at December 31, 2019	1,271,464	$6.36	4.2	$3,077
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended December 31, 2019 and 2018. As of December 31, 2019, the Company had $1.8 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.8 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2019 and 2018 was $0.1 million and $0.8 million, respectively. The per-share weighted-average fair value of options granted during the three months ended December 31, 2018 was $4.35.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2019:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	936,388	$7.19
Settled	(473,914)	$7.61
Canceled	(69,739)	$8.96
Outstanding at December 31, 2019	2,745,222	$7.99

The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.7 million and $2.0 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had $16.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Senior Executive Performance RSUs
There were 1,722,551 Senior Executive Performance RSUs outstanding as of December 31, 2019. As of January 14, 2020, the performance period ended and the Company’s stock performance during the performance period did not result in the vesting of any Senior Executive Performance RSUs; and therefore, such Senior Executive Performance RSUs were cancelled. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Senior Executive Performance RSUs in each of the three months ended December 31, 2019 and 2018. As of December 31, 2019, the Company had $0.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.0 years.

Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million and $0.1 million in stock-based compensation expense related to outstanding Performance Options in the three months ended December 31, 2019 and 2018, respectively. As of December 31, 2019, the Company had $1.5 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 1.8 years.
Share Repurchase Program
On December 13, 2019, the Board authorized and approved a share repurchase program for up to $10 million of the currently outstanding shares of the Company’s Common Stock. The share repurchase program will expire December 16, 2020. The purchases under the share repurchase program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise, in each case, in accordance with applicable laws, rules, and regulations. The timing and actual number of the shares repurchased will depend on a variety of factors including price, market conditions, and corporate and regulatory requirements. The Company intends to fund the share repurchases from cash on hand. The share repurchase program does not commit the Company to repurchase shares of its Common Stock and it may be amended, suspended, or discontinued at any time. No shares have been purchased under the share repurchase program as of December 31, 2019.
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

7. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes in the annual effective tax rate are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management’s ability to accurately predict the portion of income (loss) before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions. The annual effective tax rate differs from the U.S. statutory rate primarily due to foreign and state taxes.

For the three months ended December 31, 2019, the Company recorded an income tax provision of $41,000, which yielded an effective tax rate of 7%. For the three months ended December 31, 2018, the Company recorded an income tax benefit of $1.4 million, which yielded an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2019 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

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
The Company’s leases have remaining terms of two to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. As of December 31, 2019, the weighted-average remaining lease term for the Company’s operating leases was 5.0 years and the weighted-average discount rate was 4.7%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of December 31, 2019, the Company had operating ROU assets of $6.5 million. Total operating lease liabilities of $8.0 million were comprised of current lease liabilities of $1.3 million and non-current lease liabilities of $6.7 million.
The Company recognized $0.6 million of operating lease costs in the three months ended December 31, 2019. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The Company paid $0.4 million in operating cash flows for operating leases in the three months ended December 31, 2019.
Maturities of our operating lease liabilities as of December 31, 2019 were as follows (amounts shown in thousands):

Operating leases
2020—remaining	$1,085
2021	2,068
2022	1,707
2023	1,709
2024	1,378
2025	452
Thereafter	643
Total lease payments	9,042
Less: amount representing interest	(1,038)
Present value of future lease payments	8,004

As determined under ASC 840, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, as of September 30, 2019 were as follows:

Operating leases
2020	$1,641
2021	2,157
2022	1,777
2023	1,550
2024	1,151
2025	36
Thereafter	—
Total minimum lease payments	$8,312
Legal Proceedings
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
Third Party Claims Against Our Customers
The Company is subject to indemnification demands related to various offers to license patents and allegations of patent infringement against several end-customers. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. License offers to and infringement allegations against the Company’s end-customers were made by Lighthouse Consulting Group, LLC; Lupercal, LLC; Pebble Tide, LLC; Dominion Harbor Group, LLC; and IP Edge, LLC, which appear to be non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to extract settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by the companies listed above. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. On the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. The jury verdicts are subject to post-trial motions and appeal by Wells Fargo. The Wells Lawsuits are ongoing and no final judgments or awards have been made to date. Given the potential impact such litigations could have on the use of Mitek’s products by Wells Fargo, our other customers, as well as the industry as a whole, the Company is closely monitoring the Wells Lawsuits.
While the Wells Lawsuits do not name Mitek as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779; 9,336,517; 9,818,090; and 8,977,571 (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company intends to oppose. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
The Company incurred legal fees of $0.5 million in the three months ended December 31, 2019 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations.
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-WVG). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. The Company intends to vigorously pursue its claims and defend against any claims of infringement.
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
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of December 31, 2019.

9. REVENUE CONCENTRATION
For the three months ended December 31, 2019, the Company derived revenue of $8.1 million from two customers, with such customers accounting for 20% and 17% of the Company’s total revenue, respectively. For the three months ended December 31, 2018, the Company derived revenue of $5.5 million from two customers, with such customers accounting for 20% and 11% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.4 million and $3.9 million at December 31, 2019 and 2018, respectively.
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

International sales accounted for approximately 25% and 35% of the Company’s total revenue for the three months ended December 31, 2019 and 2018, respectively. From a geographic perspective, approximately 62% and 68% of the Company’s total long-term assets as of December 31, 2019 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 15% and 12% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2019 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the SEC on December 6, 2019 (the “Form 10-K”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer (“KYC”) regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations.
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
First Quarter Fiscal 2020 Highlights
•Revenue for the three months ended December 31, 2019 was $22.1 million, an increase of 25% compared to revenue of $17.7 million in the three months ended December 31, 2018.
•Net income was $0.6 million, or $0.01 per diluted share, during the three months ended December 31, 2019, compared to net loss of $3.2 million, or $0.08 per share, during the three months ended December 31, 2018.
•Cash provided by operating activities was $5.2 million for the three months ended December 31, 2019, compared to $2.3 million for the three months ended December 31, 2018.
•We added new patents to our portfolio during fiscal 2020 bringing our total number of issued patents to 58 as of December 31, 2019. In addition, we have 24 domestic and international patent applications pending as of December 31, 2019.
Restructuring
Subsequent to the acquisition of A2iA Group II, S.A.S. (“A2iA”), we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce.
Market Opportunities, Challenges & Risks
We believe that financial institutions, fintechs, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumer demand for trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and services. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud encompass financial losses, brand damage, and loss of loyal customers. We predict growth in both our deposits and identity verification products based on current trends in payments, online lending, more stringent regulations, growing usage of sharing apps and online marketplaces, and the ever-increasing demand for digital services.
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
Results of Operations
Comparison of the Three Months Ended December 31, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2019 and 2018 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$11,515	$9,995	52%	57%	$1,520	15%
Services and other	10,552	7,688	48%	43%	2,864	37%
Total revenue	$22,067	$17,683	100%	100%	$4,384	25%
Cost of revenue	2,933	2,878	13%	16%	55	2%
Selling and marketing	7,330	7,208	33%	41%	122	2%
Research and development	4,610	4,488	21%	25%	122	3%
General and administrative	5,288	5,842	24%	33%	(554)	(9)%
Acquisition-related costs and expenses	1,608	1,827	7%	10%	(219)	(12)%
Other income, net	303	14	1%	—%	289	*
Income tax benefit (provision)	$(41)	$1,355	—%	8%	$(1,396)	(103)%

* Not meaningful.
Revenue
Total revenue increased $4.4 million, or 25%, to $22.1 million in the three months ended December 31, 2019 compared to $17.7 million in the three months ended December 31, 2018. Software and hardware revenue increased $1.5 million, or 15%, to $11.5 million in the three months ended December 31, 2019 compared to $10.0 million in the three months ended December 31, 2018. This increase is primarily due to an increase in sales of our Mobile Deposit® and ID_CLOUD™ software products. This increase was partially offset by a decrease in sales of our CheckReader™ software products due to the timing of customer license purchases during the three months ended December 31, 2019 compared to the same period in 2018. Services and other revenue increased $2.9 million, or 37%, to $10.6 million in the three months ended December 31, 2019 compared to $7.7 million in the three months ended December 31, 2018. This increase is primarily due to continued growth in Mobile Verify® transactional software as a service (“SaaS”) revenue of $1.7 million, or 39%, in the three months ended December 31, 2019 compared to the same period in 2018, as well as an increase in maintenance and professional services associated with CheckReader™ and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.1 million, or 2%, to $2.9 million in the three months ended December 31, 2019 compared to $2.9 million in the three months ended December 31, 2018. As a percentage of revenue, cost of revenue decreased to 13% in the three months ended December 31, 2019 from 16% in the three months ended December 31, 2018. The increase in cost of revenue is primarily due to an increase in variable personnel and royalty costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended December 31, 2019 compared to the three months ended December 31, 2018.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.1 million, or 2%, to $7.3 million in the three months ended December 31, 2019 compared to $7.2 million in the three months ended December 31, 2018. As a percentage of revenue, selling and marketing expenses decreased to 33% in the three months ended December 31, 2019 from 41% in the three months ended December 31, 2018. The increase in selling and marketing expense is primarily due to higher product promotion costs of $0.3 million in the three months ended December 31, 2019 compared to the same period in 2018, partially offset by executive transition costs of $0.2 million incurred during the three months ended December 31, 2018.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.1 million, or 3%, to $4.6 million in the three months ended December 31, 2019 compared to $4.5 million in the three months ended December 31, 2018. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended December 31, 2019 from 25% in the three months ended December 31, 2018. The increase in research and development expenses is primarily due to higher personnel-related costs in three months ended December 31, 2019 compared to the same period in 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $0.6 million, or 9%, to $5.3 million in the three months ended December 31, 2019 compared to $5.8 million in the three months ended December 31, 2018. As a percentage of revenue, general and administrative expenses decreased to 24% in the three months ended December 31, 2019 from 33% in the three months ended December 31, 2018. The decrease in general and administrative expenses is primarily due to $0.4 million of additional stock-based compensation costs associated with our CEO transition during the three months ended December 31, 2018 and a decrease in third party legal costs of $0.2 million in the three months ended December 31, 2019 compared to the same period in 2018.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.2 million, or 12%, to $1.6 million in the three months ended December 31, 2019 compared to $1.8 million in the three months ended December 31, 2018. As a percentage of revenue, acquisition-related costs and expenses decreased to 7% in each of the three months ended December 31, 2019 from 10% in the three months ended December 31, 2018. The decrease in acquisition-related costs and expenses is due to a decrease in the amortization of intangible assets as a result of certain intangible assets which had become fully amortized during the three months ended December 31, 2019.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $289,000, to $303,000 in the three months ended December 31, 2019 compared to $14,000 in the three months ended December 31, 2018. This increase is primarily due to an increase in interest income as a result of higher cash and investment balances.
Income Tax Benefit (Provision)
For the three months ended December 31, 2019, we recorded an income tax provision of $41,000, which yielded an effective tax rate of 7%. For the three months ended December 31, 2018, we recorded an income tax benefit of $1.4 million, or an effective tax rate of 30%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended December 31, 2019 and 2018 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On December 31, 2019, we had $39.9 million in cash and cash equivalents and investments compared to $34.8 million on September 30, 2019, an increase of $5.1 million, or 15%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $5.2 million and net proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $0.1 million, partially offset by capital expenditures of $0.2 million and principal payments on other borrowings of $0.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2019 was $5.2 million and resulted primarily from net income of $0.6 million adjusted for net non-cash charges of $4.3 million as well as favorable changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $2.3 million, $1.6 million, and $0.4 million, respectively.
Net cash provided by operating activities during the three months ended December 31, 2018 was $2.3 million and resulted primarily from net loss of $3.2 million adjusted for non-cash charges of $3.2 million as well as favorable changes in operating assets and liabilities of $2.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $2.7 million, $1.8 million, and $0.4 million, respectively, and were partially offset by a deferred tax benefit of $1.6 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $7.2 million during the three months ended December 31, 2019, which consisted primarily of net purchases of investments of $7.0 million and capital expenditures of $0.2 million.
Net cash used in investing activities was $1.3 million during the three months ended December 31, 2018, which consisted primarily of net purchases of investments of $0.8 million and capital expenditures of $0.5 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $5,000 during the three months ended December 31, 2019, which consisted of principal payments on other borrowings of $78,000, partially offset by net proceeds from the issuance of equity plan Common Stock of $73,000.
Net cash provided by financing activities was $0.4 million during the three months ended December 31, 2018, which consisted of net proceeds from the issuance of equity plan Common Stock of $0.6 million, partially offset by principal payments on other borrowings of $0.2 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of December 31, 2019.
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
Share Repurchase Program
On December 13, 2019, our Board of Directors authorized and approved a share repurchase program for up to $10 million of the currently outstanding shares of our Common Stock. The share repurchase program will expire December 16, 2020. The purchases under the share repurchase program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise, in each case, in accordance with applicable laws, rules, and regulations. The timing and actual number of the shares repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. We intend to fund the share repurchases from cash on hand. The share repurchase program does not commit us to repurchase shares of our Common Stock and it may be amended, suspended, or discontinued at any time. No shares have been purchased under the share repurchase program as of December 31, 2019.
Other Liquidity Matters
On December 31, 2019, we had investments of $25.1 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At December 31, 2019, we had $18.3 million of our available-for-sale securities classified as current and $6.8 million of our available-for-sale securities classified as long-term. At September 30, 2019, we had $16.5 million of our available-for-sale securities classified as current and $1.6 million of our available-for-sale securities classified as long-term.
We had working capital of $30.9 million at December 31, 2019 compared to $34.1 million at September 30, 2019.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of December 31, 2019.
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K for the year ended September 30, 2019. Significant changes to our critical accounting policies and estimates as a result of adopting ASU 2016-02, Leases (Topic 842), and its related amendments (collectively “ASC 842”) are as follows:
Leases
We adopted ASC 842 effective October 1, 2019 using the optional transition method. Additional information about our lease policies and the related impact of the adoption is included in Note 1 and Note 8 to the consolidated financial statements.
There have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2019, our marketable securities had remaining maturities between approximately one and 18 months and a fair market value of $25.1 million, representing 17% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 8 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. In addition to the legal proceedings discussed in Note 8, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2019, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

10.1	Mitek Systems, Inc. Executive Bonus Program Fiscal 2020.	(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended December 31, 2019, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2019.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 6, 2020	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)