Form 10-Q
period 2020-03-31
MITEK SYSTEMS INC
filed 2020-05-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 41,159,465 shares of the registrant’s common stock outstanding as of April 30, 2020.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2020 (Unaudited)	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$16,928	$16,748
Short-term investments	19,018	16,502
Accounts receivable, net	13,727	14,938
Contract assets	2,704	2,350
Prepaid expenses	1,604	1,487
Other current assets	1,466	2,105
Total current assets	55,447	54,130
Long-term investments	6,546	1,552
Property and equipment, net	3,910	4,231
Right-of-use assets	5,999	—
Intangible assets, net	21,335	24,405
Goodwill	33,554	32,636
Deferred income tax assets, net	16,128	16,596
Other non-current assets	5,059	2,347
Total assets	$147,978	$135,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,925	$3,555
Accrued payroll and related taxes	5,567	6,410
Deferred revenue, current portion	8,760	5,612
Lease liabilities, current portion	1,395	—
Acquisition-related contingent consideration	575	1,036
Restructuring accrual	333	1,526
Other current liabilities	853	1,909
Total current liabilities	20,408	20,048
Deferred revenue, non-current portion	1,213	736
Lease liabilities, non-current portion	6,117	—
Deferred income tax liabilities	5,578	5,555
Other non-current liabilities	754	2,225
Total liabilities	34,070	28,564
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 41,075,875 and 40,367,456 issued and outstanding, as of March 31, 2020 and September 30, 2019, respectively	41	40
Additional paid-in capital	138,021	132,160
Accumulated other comprehensive loss	(3,814)	(4,061)
Accumulated deficit	(20,340)	(20,806)
Total stockholders’ equity	113,908	107,333
Total liabilities and stockholders’ equity	$147,978	$135,897

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Revenue
Software and hardware	$11,453	$10,585	$22,968	$20,580
Services and other	11,739	9,398	22,291	17,086
Total revenue	23,192	19,983	45,259	37,666
Operating costs and expenses
Cost of revenue—software and hardware	864	907	1,635	1,752
Cost of revenue—services and other	2,322	2,084	4,484	4,117
Selling and marketing	7,448	6,752	14,778	13,960
Research and development	4,819	5,290	9,429	9,778
General and administrative	5,210	4,827	10,498	10,669
Acquisition-related costs and expenses	1,579	1,773	3,187	3,600
Restructuring costs	(114)	—	(114)	—
Total operating costs and expenses	22,128	21,633	43,897	43,876
Operating income (loss)	1,064	(1,650)	1,362	(6,210)
Other income, net	32	140	335	154
Income (loss) before income taxes	1,096	(1,510)	1,697	(6,056)
Income tax benefit (provision)	(188)	794	(229)	2,149
Net income (loss)	$908	$(716)	$1,468	$(3,907)
Net income (loss) per share—basic	$0.02	$(0.02)	$0.04	$(0.10)
Net income (loss) per share—diluted	$0.02	$(0.02)	$0.03	$(0.10)
Shares used in calculating net income (loss) per share—basic	41,022	38,926	40,817	38,583
Shares used in calculating net income (loss) per share—diluted	42,028	38,926	42,030	38,583
Other comprehensive income (loss)
Net income (loss)	$908	$(716)	$1,468	$(3,907)
Foreign currency translation adjustment	(1,064)	(1,203)	189	(2,027)
Unrealized gain on investments	56	6	58	19
Other comprehensive income (loss)	$(100)	$(1,913)	$1,715	$(5,915)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2019	40,865	$41	$134,535	$(20,246)	$(2,806)	$111,524
Exercise of stock options	161	—	572	—	—	572
Settlement of restricted stock units	112	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	2,308	—	—	2,308
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive loss:
Net income	—	—	—	908	—	908
Currency translation adjustment	—	—	—	—	(1,064)	(1,064)
Change in unrealized gain (loss) on investments	—	—	—	—	56	56
Total other comprehensive loss						(100)
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908

	Three Months Ended March 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2018	38,639	$39	$120,199	$(23,273)	$(1,397)	$95,568
Exercise of stock options	502	—	1,570	—	—	1,570
Settlement of restricted stock units	139	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	2,353	—	—	2,353
Components of other comprehensive loss:
Net loss	—	—	—	(716)	—	(716)
Currency translation adjustment	—	—	—	—	(1,203)	(1,203)
Change in unrealized gain (loss) on investments	—	—	—	—	6	6
Total other comprehensive loss						(1,913)
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	185	—	645	—	—	645
Settlement of restricted stock units	586	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	4,611	—	—	4,611
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive loss:
Net income	—	—	—	1,468	—	1,468
Currency translation adjustment	—	—	—	—	189	189
Change in unrealized gain (loss) on investments	—	—	—	—	58	58
Total other comprehensive loss						1,715
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908

	Six Months Ended March 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	637	—	2,156	—	—	2,156
Settlement of restricted stock units	682	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	5,023	—	—	5,023
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(3,907)	—	(3,907)
Currency translation adjustment	—	—	—	—	(2,027)	(2,027)
Change in unrealized gain (loss) on investments	—	—	—	—	19	19
Total other comprehensive loss						(5,915)
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$1,468	$(3,907)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	4,611	5,023
Amortization of intangible assets	3,187	3,537
Depreciation and amortization	749	678
Amortization of investment premiums and other	(39)	(28)
Deferred taxes	474	(2,496)
Changes in assets and liabilities:
Accounts receivable	1,240	4,825
Contract assets	(3,570)	(348)
Other assets	242	(145)
Accounts payable	(635)	(435)
Accrued payroll and related taxes	(849)	(2,505)
Deferred revenue	3,623	3,250
Restructuring accrual	(1,208)	—
Other liabilities	(924)	(829)
Net cash provided by operating activities	8,369	6,620
Investing activities:
Purchases of investments	(19,113)	(5,241)
Sales and maturities of investments	11,700	7,880
Purchases of property and equipment	(422)	(694)
Net cash provided by (used in) investing activities	(7,835)	1,945
Financing activities:
Proceeds from the issuance of equity plan common stock	1,251	2,647
Repurchases and retirements of common stock	(1,002)	—
Payment of acquisition-related contingent consideration	(478)	(1,029)
Principal payments on other borrowings	(96)	(250)
Net cash provided by (used in) financing activities	(325)	1,368
Foreign currency effect on cash and cash equivalents	(29)	(216)
Net increase in cash and cash equivalents	180	9,717
Cash and cash equivalents at beginning of period	16,748	9,028
Cash and cash equivalents at end of period	$16,928	$18,745
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$296
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$58	$19

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile image capture and digital identity verification solutions. Mitek is a software development company with expertise in computer vision, artificial intelligence, and machine learning. The Company is currently serving more than 7,000 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. The Company’s solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over three billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of March 31, 2020, the Company has been granted 63 patents and it has an additional 19 patent applications pending.
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering and Know Your Customer regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2020 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission on December 6, 2019.

Results for the six months ended March 31, 2020 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $1.1 million for the three months ended March 31, 2020 and a net loss resulting from foreign exchange translation of $1.2 million for the three months ended March 31, 2019. The Company recorded a net gain resulting from foreign exchange translation of $0.2 million for the six months ended March 31, 2020 and a net loss resulting from foreign exchange translation of $2.0 million for the six months ended March 31, 2019.
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
For the three and six months ended March 31, 2020 and 2019, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Stock options	279	2,390	302	2,390
RSUs	1,789	2,682	1,555	2,682
ESPP common stock equivalents	32	65	—	65
Total potentially dilutive common shares outstanding	2,100	5,137	1,857	5,137
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Net income (loss)	$908	$(716)	$1,468	$(3,907)
Weighted-average shares outstanding—basic	41,022	38,926	40,817	38,583
Common stock equivalents	1,006	—	1,213	—
Weighted-average shares outstanding—diluted	42,028	38,926	42,030	38,583
Net income (loss) per share:
Basic	$0.02	$(0.02)	$0.04	$(0.10)
Diluted	$0.02	$(0.02)	$0.03	$(0.10)
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2020 and 2019.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had no write-offs to the allowance for doubtful accounts in the six months ended March 31, 2020. The Company had $0.1 million of write-offs to the allowance for doubtful accounts in the six months ended March 31, 2019. The Company maintained an allowance for doubtful accounts of $0.4 million and $0.2 million as of March 31, 2020 and September 30, 2019, respectively.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the six months ended March 31, 2020 and 2019, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the six months ended March 31, 2020 and 2019.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.1 million of costs related to computer software developed for internal use during each of the six months ended March 31, 2020 and 2019. The Company had $0.2 million in amortization expense from internal use software during each of the six months ended March 31, 2020 and 2019.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the six months ended March 31, 2020 and 2019.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2020, $0.5 million was outstanding under these agreements and $0.1 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2019, $0.6 million was outstanding under these agreements and $0.2 million and $0.4 million was recorded in other current liabilities and other non-current liabilities, respectively.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $3.8 million and $4.1 million at March 31, 2020 and September 30, 2019, respectively.

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
The Company adopted ASC 842 as of October 1, 2019 using the optional transition method and will not adjust the comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the adoption date. Accordingly, the results for the six months ended March 31, 2019 continue to be reported under the accounting guidance, ASC Topic 840, Leases (“ASC 840”), in effect for that period. The Company elected to use the package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. In addition, the Company made an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet. The adoption of ASC 842 had a material impact on the consolidated balance sheet as of October 1, 2019, and resulted in the recognition of $8.2 million of lease liabilities and $6.8 million of right-of-use (“ROU”) assets for those leases classified as operating leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows. See Note 8 of the consolidated financial statements for additional details.
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
No other new accounting pronouncement issued or effective during the six months ended March 31, 2020 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Major product category
Deposits software and hardware	$10,317	$9,215	$20,600	$18,265
Deposits services and other	4,305	3,693	8,673	6,513
Deposits revenue	14,622	12,908	29,273	24,778
Identity verification software and hardware	1,136	1,370	2,368	2,315
Identity verification services and other	7,434	5,705	13,618	10,573
Identity verification revenue	8,570	7,075	15,986	12,888
Total revenue	$23,192	$19,983	45,259	37,666
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2020	September 30, 2019
Contract assets, current	$2,704	$2,350
Contract assets, non-current	3,798	581
Contract liabilities (deferred revenue), current	8,760	5,612
Contract liabilities (deferred revenue), non-current	$1,213	$736
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.8 million and $3.6 million of revenue during the six months ended March 31, 2020 and 2019, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. Capitalized sales commissions included in other current and non-current assets on the consolidated balance sheets totaled $1.6 million and $1.5 million as of March 31, 2020 and September 30, 2019, respectively.
Capitalized contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and totaled $0.4 million and $0.2 million during the six months ended March 31, 2020 and 2019, respectively. There were no impairment losses recognized during both the six months ended March 31, 2020 and 2019 related to capitalized contract costs.

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
The following table summarizes changes in the restructuring accrual during the six months ended March 31, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,526
Accrual reversed	(114)
Payments	(1,098)
Foreign currency effect on the restructuring accrual	19
Balance at March 31, 2020	$333

4. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2020 and September 30, 2019, respectively (amounts shown in thousands):

March 31, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,235	$76	$—	$6,311
Asset-backed securities, short-term	1,657	2	—	1,659
Corporate debt securities, short-term	11,063	1	(16)	11,048
U.S. Treasury, long-term	1,006	17	—	1,023
Asset-backed securities, long-term	3,086	—	(6)	3,080
Corporate debt securities, long-term	2,453	4	(14)	2,443
Total	$25,500	$100	$(36)	$25,564

September 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,240	$2	$—	$4,242
Corporate debt securities, short-term	12,258	2	—	12,260
U.S. Treasury, long-term	1,102	—	(1)	1,101
Corporate debt securities, long-term	451	—	—	451
Total	$18,051	$4	$(1)	$18,054

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2020 and September 30, 2019, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2020 and 2019. There were no realized gains or losses from the sale of available-for-sale securities during the three and six months ended March 31, 2020 and 2019.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2020 and September 30, 2019, respectively (amounts shown in thousands):

March 31, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$6,311	$6,311	$—	$—
Asset-backed securities	1,659	—	1,659	—
Corporate debt securities
Financial	4,799	—	4,799	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	1,399	—	1,399	—
Industrial	3,479	—	3,479	—
Total short-term investments at fair value	19,018	6,311	12,707	—
Long-term investments:
U.S. Treasury	1,023	1,023	—	—
Asset-backed securities	3,080	—	3,080	—
Corporate debt securities
Financial	1,487	—	1,487	—
Industrial	956	—	956	—
Total assets at fair value	$25,564	$7,334	$18,230	$—
Liabilities:
Acquisition-related contingent consideration	575	—	—	575
Total liabilities at fair value	$575	$—	$—	$575

September 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,242	$4,242	$—	$—
Corporate debt securities
Financial	2,503	—	2,503	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	5,560	—	5,560	—
Industrial	2,826	—	2,826	—
Total short-term investments at fair value	16,502	4,242	12,260	—
Long-term investments:
U.S. Treasury	1,101	1,101	—	—
Corporate debt securities
Financial	451	—	451	—
Total assets at fair value	$18,054	$5,343	$12,711	$—
Liabilities:
Acquisition-related contingent consideration	1,601	—	—	1,601
Total liabilities at fair value	$1,601	$—	$—	$1,601
As of March 31, 2020, total acquisition-related contingent consideration of $0.6 million is recorded as acquisition-related contingent consideration in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,601
Payment of contingent consideration	(1,049)
Foreign currency effect on contingent consideration	23
Balance at March 31, 2020	$575

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $33.6 million at March 31, 2020, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$32,636
Other adjustments(1)	806
Foreign currency effect on goodwill and other	112
Balance at March 31, 2020	$33,554
(1)During the three months ended December 31, 2019, the Company determined that it had incorrectly classified $0.8 million of contract assets in its fair value estimate associated with the acquisition of A2iA. This asset was incorrectly recorded as other non-current assets with an offset to goodwill on the Company’s consolidated balance sheet during the three months ended June 30, 2018 and subsequent financial statements. The Company has determined that the adjustment was not material to any previously reported financial statements. Therefore, the consolidated balance sheet as of March 31, 2020 has been adjusted.

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of March 31, 2020 and September 30, 2019, respectively, are summarized as follows (amounts shown in thousands, except for years):

March 31, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$8,573	$11,768
Customer relationships	4.8 years	17,628	8,234	9,394
Trade names	4.5 years	618	445	173
Total intangible assets		$38,587	$17,252	$21,335

September 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,104	$13,237
Customer relationships	4.8 years	17,628	6,701	10,927
Trade names	4.5 years	618	377	241
Total intangible assets		$38,587	$14,182	$24,405

Amortization expense related to acquired intangible assets was $1.6 million and $1.8 million for the three months ended March 31, 2020 and 2019, respectively, and $3.2 million and $3.5 million for the six months ended March 31, 2020 and 2019, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2020—remaining	$3,121
2021	6,020
2022	5,633
2023	3,696
2024	1,741
2025	1,124
Total	$21,335

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Cost of revenue	$65	$56	$126	$100
Selling and marketing	703	746	1,371	1,537
Research and development	571	567	1,149	1,001
General and administrative	969	984	1,965	2,385
Stock-based compensation expense included in expenses	$2,308	$2,353	$4,611	$5,023

The fair value calculations for stock-based compensation awards to employees for the six months ended March 31, 2020 and 2019 were based on the following assumptions:

	Six Months Ended March 31, 2020	Six Months Ended March 31, 2019
Risk-free interest rate	1.35%	2.88% – 3.08%
Expected life (years)	5.78	5.46
Expected volatility	48%	57%
Expected dividends	None	None
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
As of March 31, 2020, the Company had $22.2 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2020, (i) 271,047 RSUs and 353,556 Performance RSUs were outstanding under the 2020 Plan, and 3,815,819 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 1,268,728 shares of Common Stock and 2,097,536 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2020, (i) 275,593 shares have been issued to participants pursuant to the ESPP and (ii) 724,407 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended March 31, 2020 and 2019. The Company recognized $0.2 million in stock-based compensation expense related to the ESPP in each of the six months ended March 31, 2020 and 2019.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of March 31, 2020, (i) 428,094 RSUs were outstanding under the Director Plan and (ii) 287,385 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2019	1,686,902	$7.00	5.4	$4,882
Granted	92,610	$9.49
Exercised	(184,849)	$3.49
Canceled	(16,146)	$10.40
Outstanding at March 31, 2020	1,578,517	$7.52	5.3	$2,557
Vested and Expected to Vest at March 31, 2020	1,578,517	$7.52	5.3	$2,557
Exercisable at March 31, 2020	1,124,765	$6.76	3.9	$2,545
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended March 31, 2020 and 2019. The Company recognized $0.3 million and $0.4 million in stock-based compensation expense related to outstanding stock options in the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $2.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.9 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2020 and 2019 was $1.0 million and $4.8 million, respectively. The per-share weighted-average fair value of options granted during the six months ended March 31, 2020 and 2019 was $4.32 and $5.08, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	1,317,057	$7.16
Settled	(585,782)	$7.57
Canceled	(204,189)	$8.41
Outstanding at March 31, 2020	2,879,573	$7.89
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.7 million and $1.6 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2020 and 2019, respectively. The Company recognized $3.4 million and $3.7 million in stock-based compensation expense related to outstanding RSUs in the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $16.9 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2019	1,722,551	$7.76
Granted	353,556	$6.06
Settled	—	$—
Canceled	(1,722,551)	$7.76
Outstanding at March 31, 2020	353,556	$6.06

The Company recognized $0.1 million and $0.3 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended March 31, 2020 and 2019, respectively. The Company recognized $0.3 million and $0.5 million in stock-based compensation expense related to outstanding Performance RSUs in the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $1.9 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance Options in each of the three months ended March 31, 2020 and 2019. The Company recognized $0.4 million and $0.3 million in stock-based compensation expense related to outstanding Performance Options in the six months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the Company had $1.3 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 1.6 years.
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
The Company made purchases of $1.0 million, or approximately 137,000 shares, during the three months ended March 31, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of March 31, 2020.
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
For the six months ended March 31, 2020, the Company recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 13%. For the six months ended March 31, 2019, the Company recorded an income tax benefit of $2.1 million, which yielded an effective tax rate of 35%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2020 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

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
The Company’s leases have remaining terms of two to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. As of March 31, 2020, the weighted-average remaining lease term for the Company’s operating leases was 4.7 years and the weighted-average discount rate was 4.7%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of March 31, 2020, the Company had operating ROU assets of $6.0 million. Total operating lease liabilities of $7.5 million were comprised of current lease liabilities of $1.4 million and non-current lease liabilities of $6.1 million.
The Company recognized $0.6 million of operating lease costs in the six months ended March 31, 2020. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The Company paid $0.9 million in operating cash flows for operating leases in the six months ended March 31, 2020.
Maturities of our operating lease liabilities as of March 31, 2020 were as follows (amounts shown in thousands):

Operating leases
2020—remaining	$670
2021	2,053
2022	1,700
2023	1,703
2024	1,373
2025	285
Thereafter	630
Total lease payments	8,414
Less: amount representing interest	(902)
Present value of future lease payments	7,512

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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner), infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. The jury verdicts are subject to post-trial motions and appeal by Wells Fargo. The Wells Lawsuits are ongoing and no final judgments or awards have been made to date. Given the potential impact such litigations could have on the use of Mitek’s products by Wells Fargo, our other customers, as well as the industry as a whole, the Company is closely monitoring the Wells Lawsuits.
While the Wells Lawsuits do not name Mitek as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779; 9,336,517; 9,818,090; and 8,977,571 (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred Mitek’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
The Company incurred legal fees of $1.0 million in the six months ended March 31, 2020 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-WVG). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five UrbanFT patents. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. UrbanFT later amended its answer to assert infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents now asserted by UrbanFT are invalid in addition to being not infringed. Pleadings were closed on April 28, 2020. The case is now in the discovery stage. The final pretrial conference is scheduled for October 8, 2021. The Company intends to vigorously pursue its claims and defend against any claims of infringement.
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
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of March 31, 2020.

9. REVENUE CONCENTRATION
For the three months ended March 31, 2020, the Company derived revenue of $6.6 million from two customers, with each customer accounting for 14% of the Company’s total revenue. For the three months ended March 31, 2019, the Company derived revenue of $6.2 million from two customers, with such customers accounting for 17% and 14% of the Company’s total revenue, respectively. For the six months ended March 31, 2020, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue, respectively. For the six months ended March 31, 2019, the Company derived revenue of $6.9 million from one customer, with such customer accounting for 18% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.0 million and $4.7 million at March 31, 2020 and 2019, respectively.
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
International sales accounted for approximately 25% and 35% of the Company’s total revenue for the three months ended March 31, 2020 and 2019, respectively. International sales accounted for approximately 25% and 35% of the Company’s total revenue for the six months ended March 31, 2020 and 2019, respectively. From a geographic perspective, approximately 60% and 68% of the Company’s total long-term assets as of March 31, 2020 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 13% and 12% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2020 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in Part I, Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, the duration and impact of the novel COVID-19 pandemic on our business, our customers, and markets generally, or the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition.
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
Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We are currently serving more than 7,000 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. Our solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
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
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering and Know Your Customer regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
Second Quarter Fiscal 2020 Highlights
•Revenue for the three months ended March 31, 2020 was $23.2 million, an increase of 16% compared to revenue of $20.0 million in the three months ended March 31, 2019.
•Net income was $0.9 million, or $0.02 per diluted share, during the three months ended March 31, 2020, compared to net loss of $0.7 million, or $0.02 per share, during the three months ended March 31, 2019.
•Cash provided by operating activities was $8.4 million for the six months ended March 31, 2020, compared to $6.6 million for the six months ended March 31, 2019.
•We added new patents to our portfolio during fiscal 2020 bringing our total number of issued patents to 63 as of March 31, 2020. In addition, we have 19 domestic and international patent applications pending as of March 31, 2020.
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
In the second quarter of fiscal 2020, concerns related to the spread of COVID-19 began to create global business disruptions as well as disruptions in our operations and to create potential negative impacts on our revenues and other financial results. COVID-19 was declared a pandemic by the World Health Organization on March 11, 2020. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. The extent to which COVID-19 will impact our business, operations, and financial results is uncertain and difficult to predict and depends on numerous evolving factors including the duration and severity of the outbreak. See Item 1A: “Risk Factors” for additional details.
In an effort to protect the health and safety of our employees, our workforce has transitioned to working remotely and employee travel, including to our international subsidiaries, has been severely curtailed. It is not clear what the potential effects of any such alterations or modifications may have on our business, including the effects on our customers or vendors, or on our financial results. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and stockholders.
We anticipate in certain circumstances that the current stay-at-home orders and impact of the COVID-19 pandemic may accelerate the adoption of digital technologies and create future opportunities and uses for our products. However, we cannot predict what the overall impact of the COVID-19 pandemic will be on our business or financial condition as business and consumer activity decelerates across the globe. We continue to seek new and innovative opportunities to serve our customers’ needs.
Results of Operations
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$11,453	$10,585	49%	53%	$868	8%
Services and other	11,739	9,398	51%	47%	2,341	25%
Total revenue	$23,192	$19,983	100%	100%	$3,209	16%
Cost of revenue	3,186	2,991	14%	15%	195	7%
Selling and marketing	7,448	6,752	32%	34%	696	10%
Research and development	4,819	5,290	21%	26%	(471)	(9)%
General and administrative	5,210	4,827	22%	24%	383	8%
Acquisition-related costs and expenses	1,579	1,773	7%	9%	(194)	(11)%
Restructuring costs	(114)	—	—%	—%	(114)	(100)%
Other income, net	32	140	—%	1%	(108)	(77)%
Income tax benefit (provision)	(188)	794	(1)%	4%	(982)	(124)%
Net income (loss)	$908	$(716)	4%	(4)%	$1,624	227%
Revenue
Total revenue increased $3.2 million, or 16%, to $23.2 million in the three months ended March 31, 2020 compared to $20.0 million in the three months ended March 31, 2019. Software and hardware revenue increased $0.9 million, or 8%, to $11.5 million in the three months ended March 31, 2020 compared to $10.6 million in the three months ended March 31, 2019. This increase is primarily due to an increase in sales of our Mobile Deposit® and CheckReader™ software products. This increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $2.3 million, or 25%, to $11.7 million in the three months ended March 31, 2020 compared to $9.4 million in the three months ended March 31, 2019. This increase is primarily due to continued growth in Mobile Verify® transactional software as a service (“SaaS”) revenue of $2.0 million, or 38%, in the three months ended March 31, 2020 compared to the same period in 2019, as well as an increase in maintenance and professional services associated with CheckReader™ and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.2 million, or 7%, to $3.2 million in the three months ended March 31, 2020 compared to $3.0 million in the three months ended March 31, 2019. As a percentage of revenue, cost of revenue decreased to 14% in the three months ended March 31, 2020 from 15% in the three months ended March 31, 2019. The increase in cost of revenue is primarily due to an increase in variable personnel and royalty costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.7 million, or 10%, to $7.4 million in the three months ended March 31, 2020 compared to $6.8 million in the three months ended March 31, 2019. As a percentage of revenue, selling and marketing expenses decreased to 32% in the three months ended March 31, 2020 from 34% in the three months ended March 31, 2019. The increase in selling and marketing expense is primarily due to higher personnel-related costs in the three months ended March 31, 2020 compared to the same period in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $0.5 million, or 9%, to $4.8 million in the three months ended March 31, 2020 compared to $5.3 million in the three months ended March 31, 2019. As a percentage of revenue, research and development expenses decreased to 21% in the three months ended March 31, 2020 from 26% in the three months ended March 31, 2019. The decrease in research and development expenses is primarily due to lower costs as the result of the restructuring plan implemented in June 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.4 million, or 8%, to $5.2 million in the three months ended March 31, 2020 compared to $4.8 million in the three months ended March 31, 2019. As a percentage of revenue, general and administrative expenses decreased to 22% in the three months ended March 31, 2020 from 24% in the three months ended March 31, 2019. The increase in general and administrative expenses is primarily due to higher litigation related costs during the three months ended March 31, 2020 compared to the same period in 2019.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.2 million, or 11%, to $1.6 million in the three months ended March 31, 2020 compared to $1.8 million in the three months ended March 31, 2019. As a percentage of revenue, acquisition-related costs and expenses decreased to 7% in the three months ended March 31, 2020 from 9% in the three months ended March 31, 2019. The decrease in acquisition-related costs and expenses is due to a decrease in the amortization of intangible assets as a result of certain intangible assets which had become fully amortized prior to the three months ended March 31, 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were negative $0.1 million in the three months ended March 31, 2020 and are due to a reversal of costs accrued for the restructuring plan implemented in June 2019.

Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net decreased $108,000, to $32,000 in the three months ended March 31, 2020 compared to $140,000 in the three months ended March 31, 2019. This decrease is primarily due to greater foreign currency transaction losses of $0.2 million during the three months ended March 31, 2020 compared to the same period in 2019. The decrease was partially offset by an increase in interest income of $0.1 million as a result of higher cash and investment balances.
Income Tax Benefit (Provision)
For the three months ended March 31, 2020, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 17%. For the three months ended March 31, 2019, we recorded an income tax benefit of $0.8 million, or an effective tax rate of 53%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2020 and 2019 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Comparison of the Six Months Ended March 31, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2020 and 2019 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$22,968	$20,580	51%	55%	$2,388	12%
Services and other	22,291	17,086	49%	45%	5,205	30%
Total revenue	$45,259	$37,666	100%	100%	$7,593	20%
Cost of revenue	6,119	5,869	14%	16%	250	4%
Selling and marketing	14,778	13,960	33%	37%	818	6%
Research and development	9,429	9,778	21%	26%	(349)	(4)%
General and administrative	10,498	10,669	23%	28%	(171)	(2)%
Acquisition-related costs and expenses	3,187	3,600	7%	10%	(413)	(11)%
Restructuring costs	(114)	—	—%	—%	(114)	(100)%
Other income, net	335	154	1%	—%	181	118%
Income tax benefit (provision)	$(229)	$2,149	(1)%	6%	$(2,378)	(111)%
Net income (loss)	$1,468	$(3,907)	3%	(10)%	$5,375	138%
Revenue
Total revenue increased $7.6 million or 20%, to $45.3 million in the six months ended March 31, 2020 compared to $37.7 million in the six months ended March 31, 2019. Software and hardware revenue increased $2.4 million, or 12%, to $23.0 million in the six months ended March 31, 2020 compared to $20.6 million in the six months ended March 31, 2019 primarily due to an increase in sales of our Mobile Deposit® and CheckReader™ software products. This increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $5.2 million, or 30%, to $22.3 million in the six months ended March 31, 2020 compared to $17.1 million in the six months ended March 31, 2019 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $3.7 million in the six months ended March 31, 2020 compared to the same period in 2019, as well as an increase in maintenance revenue associated with CheckReader™ and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.3 million, or 4%, to $6.1 million in the six months ended March 31, 2020 compared to $5.9 million in the six months ended March 31, 2019. As a percentage of revenue, cost of revenue decreased to 14% in the six months ended March 31, 2020 from 16% in the six months ended March 31, 2019. The increase in cost of revenue is primarily due to an increase in variable personnel, royalty, and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the six months ended March 31, 2020 compared to the same period in 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.8 million, or 6%, to $14.8 million in the six months ended March 31, 2020 compared to $14.0 million in the six months ended March 31, 2019. As a percentage of revenue, selling and marketing expenses decreased to 33% in the six months ended March 31, 2020 from 37% in the six months ended March 31, 2019. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $0.5 million and higher product promotion costs of $0.3 million in the six months ended March 31, 2020 compared to the same period in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $0.3 million, or 4%, to $9.4 million in the six months ended March 31, 2020 compared to $9.8 million in the six months ended March 31, 2019. As a percentage of revenue, research and development expenses decreased to 21% in the six months ended March 31, 2020 from 26% in the six months ended March 31, 2019. The decrease in research and development expenses is primarily due to lower costs as the result of the restructuring plan implemented in June 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $0.2 million, or 2%, to $10.5 million in the six months ended March 31, 2020 compared to $10.7 million in the six months ended March 31, 2019. As a percentage of revenue, general and administrative expenses decreased to 23% in the six months ended March 31, 2020 from 28% in the six months ended March 31, 2019. The decrease in general and administrative expenses is primarily due to a decrease in total legal costs during the six months ended March 31, 2020 compared to the same period in 2019.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.4 million, or 11%, to $3.2 million in the six months ended March 31, 2020 compared to $3.6 million in the six months ended March 31, 2019. As a percentage of revenue, acquisition-related costs and expenses decreased to 7% in the six months ended March 31, 2020 from 10% in the six months ended March 31, 2019. The decrease in acquisition-related costs and expenses is primarily due to a decrease in the amortization of intangible assets as a result of certain intangible assets which had become fully amortized during the six months ended March 31, 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were negative $0.1 million in the six months ended March 31, 2020 and are due to a reversal of costs accrued for the restructuring plan implemented in June 2019.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net increased $181,000, to $335,000 of net income in the six months ended March 31, 2020 compared to $154,000 of net income in the six months ended March 31, 2019, primarily due an increase in interest income as a result of higher cash and investment balances.
Income Tax Benefit (Provision)
For the six months ended March 31, 2020, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 13%. For the six months ended March 31, 2019, we recorded an income tax benefit of $2.1 million, or an effective tax rate of 35%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2020 and 2019 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On March 31, 2020, we had $42.5 million in cash and cash equivalents and investments compared to $34.8 million on September 30, 2019, an increase of $7.7 million, or 22%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $8.4 million and net proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $1.3 million, partially offset by repurchases and retirements of Common Stock of $1.0 million, payment of acquisition-related contingent consideration of $0.5 million, capital expenditures of $0.4 million and principal payments on other borrowings of $0.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2020 was $8.4 million and resulted primarily from net income of $1.5 million and net non-cash charges of $9.0 million, partially offset by unfavorable changes in operating assets and liabilities of $2.1 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and deferred taxes totaling $4.6 million, $3.2 million, $0.7 million, and $0.5 million, respectively.
Net cash provided by operating activities during the six months ended March 31, 2019 was $6.6 million and resulted primarily from net loss of $3.9 million adjusted for non-cash charges of $6.7 million as well as favorable changes in operating assets and liabilities of $3.8 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $5.0 million, $3.5 million, and $0.7 million, respectively, and were partially offset by a deferred tax benefit of $2.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $7.8 million during the six months ended March 31, 2020, which consisted primarily of net purchases of investments of $7.4 million and capital expenditures of $0.4 million.
Net cash provided by investing activities was $1.9 million during the six months ended March 31, 2019, which consisted primarily of net sales and maturities of investments of $2.6 million, partially offset by capital expenditures of $0.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.3 million during the six months ended March 31, 2020, which consisted of repurchases and retirements of Common Stock of $1.0 million, payment of acquisition-related contingent consideration of $0.5 million, and principal payments on other borrowings of $0.1 million, partially offset by net proceeds from the issuance of equity plan Common Stock of $1.3 million.
Net cash provided by financing activities was $1.4 million during the six months ended March 31, 2019, which consisted of net proceeds from the issuance of equity plan Common Stock of $2.6 million, partially offset by payment of acquisition-related contingent consideration of $1.0 million and principal payments on other borrowings of $0.3 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of March 31, 2020.
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
We made purchases of $1.0 million, or approximately 137,000 shares, during the three months ended March 31, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of March 31, 2020.
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business, including our net operating losses.
Other Liquidity Matters
On March 31, 2020, we had investments of $25.6 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At March 31, 2020, we had $19.0 million of our available-for-sale securities classified as current and $6.5 million of our available-for-sale securities classified as long-term. At September 30, 2019, we had $16.5 million of our available-for-sale securities classified as current and $1.6 million of our available-for-sale securities classified as long-term.
We had working capital of $35.0 million at March 31, 2020 compared to $34.1 million at September 30, 2019.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of March 31, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2020, our marketable securities had remaining maturities between approximately one and 17 months and a fair market value of $25.6 million, representing 17% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the Form 10-K describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K, except as noted below.
The COVID-19 outbreak could adversely impact our business.
In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. As of the filing of this Form 10-Q, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future. We are unable to accurately predict the full impact that the COVID-19 pandemic will have on our results of operations or financial condition due to numerous factors that are not within our control, including the duration and severity of the outbreak.
Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, substantial modifications to employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events in the region reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. Although we are unable to predict the precise impact of COVID-19 on our business, our business depends to a large extent on the willingness of customers to enter into or renew contracts with us. We anticipate that, unless the outbreak is swiftly contained, governmental, individual, business and other organizational measures to limit the spread of the virus could adversely affect our revenues, results of operations and financial condition, perhaps materially. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption.
In addition, while the long-term economic impact and the duration of the COVID-19 pandemic may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, which could reduce our ability to access capital and could negatively affect our liquidity and the liquidity and stability of markets for our common stock. In addition, a recession, further market correction or depression resulting from the spread of COVID-19 could materially affect our business and the value our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101	Financial statements from the Quarterly Report on Form 10-Q of Mitek Systems, Inc. for the quarter ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations and Other Comprehensive Income (Loss), (iii) the Consolidated Statement of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, (v) the Notes to Consolidated Financial Statements.	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 7, 2020	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)