Form 10-Q
period 2020-06-30
MITEK SYSTEMS INC
filed 2020-08-05
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 41,288,229 shares of the registrant’s common stock outstanding as of July 31, 2020.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2020 (Unaudited)	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$18,938	$16,748
Short-term investments	30,281	16,502
Accounts receivable, net	12,943	14,938
Contract assets	3,410	2,350
Prepaid expenses	2,016	1,487
Other current assets	1,454	2,105
Total current assets	69,042	54,130
Long-term investments	2,942	1,552
Property and equipment, net	3,638	4,231
Right-of-use assets	5,683	—
Intangible assets, net	20,151	24,405
Goodwill	34,249	32,636
Deferred income tax assets, net	15,875	16,596
Other non-current assets	5,647	2,347
Total assets	$157,227	$135,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,304	$3,555
Accrued payroll and related taxes	7,375	6,410
Deferred revenue, current portion	9,089	5,612
Lease liabilities, current portion	1,651	—
Acquisition-related contingent consideration	686	1,036
Restructuring accrual	220	1,526
Other current liabilities	942	1,909
Total current liabilities	24,267	20,048
Deferred revenue, non-current portion	1,240	736
Lease liabilities, non-current portion	5,674	—
Deferred income tax liabilities	5,699	5,555
Other non-current liabilities	964	2,225
Total liabilities	37,844	28,564
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 41,282,779 and 40,367,456 issued and outstanding, as of June 30, 2020 and September 30, 2019, respectively	41	40
Additional paid-in capital	140,915	132,160
Accumulated other comprehensive loss	(2,581)	(4,061)
Accumulated deficit	(18,992)	(20,806)
Total stockholders’ equity	119,383	107,333
Total liabilities and stockholders’ equity	$157,227	$135,897

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Revenue
Software and hardware	$13,212	$11,888	$36,180	$32,468
Services and other	12,201	10,018	34,492	27,104
Total revenue	25,413	21,906	70,672	59,572
Operating costs and expenses
Cost of revenue—software and hardware	623	838	2,258	2,590
Cost of revenue—services and other	2,873	2,330	7,357	6,447
Selling and marketing	7,791	6,935	22,569	20,895
Research and development	5,111	4,663	14,540	14,441
General and administrative	5,884	5,074	16,382	15,743
Acquisition-related costs and expenses	1,697	1,761	4,884	5,361
Restructuring costs	—	3,214	(114)	3,214
Total operating costs and expenses	23,979	24,815	67,876	68,691
Operating income (loss)	1,434	(2,909)	2,796	(9,119)
Other income, net	145	98	480	252
Income (loss) before income taxes	1,579	(2,811)	3,276	(8,867)
Income tax benefit (provision)	(231)	2,712	(460)	4,861
Net income (loss)	$1,348	$(99)	$2,816	$(4,006)
Net income (loss) per share—basic	$0.03	$(0.00)	$0.07	$(0.10)
Net income (loss) per share—diluted	$0.03	$(0.00)	$0.07	$(0.10)
Shares used in calculating net income (loss) per share—basic	41,483	39,936	41,251	39,034
Shares used in calculating net income (loss) per share—diluted	42,428	39,936	42,239	39,034
Other comprehensive income (loss)
Net income (loss)	$1,348	$(99)	$2,816	$(4,006)
Foreign currency translation adjustment	1,135	814	1,324	(1,213)
Unrealized gain on investments	98	7	156	26
Other comprehensive income (loss)	$2,581	$722	$4,296	$(5,193)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908
Exercise of stock options	116	—	393	—	—	393
Settlement of restricted stock units	91	—	—	—	—	—
Stock-based compensation expense	—	—	2,501	—	—	2,501
Components of other comprehensive income:
Net income	—	—	—	1,348	—	1,348
Currency translation adjustment	—	—	—	—	1,135	1,135
Change in unrealized gain (loss) on investments	—	—	—	—	98	98
Total other comprehensive income						2,581
Balance, June 30, 2020	41,283	$41	$140,915	$(18,992)	$(2,581)	$119,383

	Three Months Ended June 30, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2019	39,348	$39	$124,613	$(23,989)	$(2,594)	$98,069
Exercise of stock options	726	1	2,264	—	—	2,265
Settlement of restricted stock units	103	—	—	—	—	—
Stock-based compensation expense	—	—	2,268	—	—	2,268
Components of other comprehensive income:
Net loss	—	—	—	(99)	—	(99)
Currency translation adjustment	—	—	—	—	814	814
Change in unrealized gain (loss) on investments	—	—	—	—	7	7
Total other comprehensive income						722
Balance, June 30, 2019	40,177	$40	$129,145	$(24,088)	$(1,773)	$103,324

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	301	—	1,038	—	—	1,038
Settlement of restricted stock units	677	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	7,112	—	—	7,112
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive income:
Net income	—	—	—	2,816	—	2,816
Currency translation adjustment	—	—	—	—	1,324	1,324
Change in unrealized gain (loss) on investments	—	—	—	—	156	156
Total other comprehensive income						4,296
Balance, June 30, 2020	41,283	$41	$140,915	$(18,992)	$(2,581)	$119,383

	Nine Months Ended June 30, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	1,362	1	4,420	—	—	4,421
Settlement of restricted stock units	786	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	68	—	491	—	—	491
Stock-based compensation expense	—	—	7,291	—	—	7,291
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(4,006)	—	(4,006)
Currency translation adjustment	—	—	—	—	(1,213)	(1,213)
Change in unrealized gain (loss) on investments	—	—	—	—	26	26
Total other comprehensive loss						(5,193)
Balance, June 30, 2019	40,177	$40	$129,145	$(24,088)	$(1,773)	$103,324

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$2,816	$(4,006)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	7,112	7,291
Amortization of intangible assets	4,786	5,298
Depreciation and amortization	1,143	1,047
Amortization of investment premiums and other	(3)	(73)
Net change in the estimated fair value of acquisition-related contingent consideration	98	—
Deferred taxes	748	(5,232)
Changes in assets and liabilities:
Accounts receivable	2,109	2,168
Contract assets	(4,802)	(917)
Other assets	(175)	148
Accounts payable	724	28
Accrued payroll and related taxes	919	(1,995)
Deferred revenue	3,947	1,733
Restructuring accrual	(1,324)	3,082
Other liabilities	(723)	(684)
Net cash provided by operating activities	17,375	7,888
Investing activities:
Purchases of investments	(32,282)	(14,175)
Sales and maturities of investments	17,272	10,830
Purchases of property and equipment	(520)	(975)
Net cash used in investing activities	(15,530)	(4,320)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,644	4,912
Repurchases and retirements of common stock	(1,002)	—
Payment of acquisition-related contingent consideration	(478)	(1,030)
Proceeds from other borrowings	217	—
Principal payments on other borrowings	(121)	(250)
Net cash provided by financing activities	260	3,632
Foreign currency effect on cash and cash equivalents	85	(136)
Net increase in cash and cash equivalents	2,190	7,064
Cash and cash equivalents at beginning of period	16,748	9,028
Cash and cash equivalents at end of period	$18,938	$16,092
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$—	$310
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$156	$26

See accompanying notes to consolidated financial statements. .. ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile image capture and digital identity verification solutions. Mitek is a software development company with expertise in computer vision, artificial intelligence, and machine learning. The Company is currently serving more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. The Company’s solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over four billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of June 30, 2020, the Company has been granted 64 patents and it has an additional 19 patent applications pending.
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
CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for financial institutions and enables them to comply with check clearing regulations.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2020 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2019, filed with the U.S. Securities and Exchange Commission on December 6, 2019.

Results for the nine months ended June 30, 2020 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period.  Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net gain resulting from foreign exchange translation of $1.1 million for the three months ended June 30, 2020 and a net gain resulting from foreign exchange translation of $0.8 million for the three months ended June 30, 2019. The Company recorded a net gain resulting from foreign exchange translation of $1.3 million for the nine months ended June 30, 2020 and a net loss resulting from foreign exchange translation of $1.2 million for the nine months ended June 30, 2019.
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
Contract Costs
The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions incurred only if a contract is obtained. When the commission rate for a customer renewal is not commensurate with the commission rate for a new contract, the commission is capitalized if expected to be recovered. Such costs are capitalized and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. Contract costs are recorded in other current and non-current assets in the consolidated balance sheets.

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
For the three and nine months ended June 30, 2020 and 2019, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Stock options	207	1,664	270	1,664
RSUs	1,718	2,498	1,577	2,498
ESPP common stock equivalents	73	65	—	65
Performance RSUs	67	—	26	—
Total potentially dilutive common shares outstanding	2,065	4,227	1,873	4,227
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$1,348	$(99)	$2,816	$(4,006)
Weighted-average shares outstanding—basic	41,483	39,936	41,251	39,034
Common stock equivalents	945	—	988	—
Weighted-average shares outstanding—diluted	42,428	39,936	42,239	39,034
Net income (loss) per share:
Basic	$0.03	$0.00	$0.07	$(0.10)
Diluted	$0.03	$0.00	$0.07	$(0.10)
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2020 and 2019.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million write-offs to the allowance for doubtful accounts in each of the nine months ended June 30, 2020 and 2019. The Company maintained an allowance for doubtful accounts of $0.2 million as of both June 30, 2020 and September 30, 2019.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the nine months ended June 30, 2020 and 2019, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the nine months ended June 30, 2020 and 2019.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.1 million and $0.2 million of costs related to computer software developed for internal use during the nine months ended June 30, 2020 and 2019, respectively. The Company had $0.3 million in amortization expense from internal use software during each of the nine months ended June 30, 2020 and 2019.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the nine months ended June 30, 2020 and 2019.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2020, $0.7 million was outstanding under these agreements and $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2019, $0.6 million was outstanding under these agreements and $0.2 million and $0.4 million was recorded in other current liabilities and other non-current liabilities, respectively.
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
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and Senior Executive Long-Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Forfeitures are recorded as they occur.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $2.6 million and $4.1 million at June 30, 2020 and September 30, 2019, respectively.

Recently Adopted Accounting Pronouncements
In February 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Jobs Act”). The Company elected not to reclassify the stranded tax effects to retained earnings as they were not material the Company’s consolidated financial statements.
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
The Company adopted ASC 842 as of October 1, 2019 using the optional transition method and will not adjust the comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the adoption date. Accordingly, the results for the nine months ended June 30, 2019 continue to be reported under the accounting guidance, ASC Topic 840, Leases (“ASC 840”), in effect for that period. The Company elected to use the package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. In addition, the Company made an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet. The adoption of ASC 842 had a material impact on the consolidated balance sheet as of October 1, 2019, and resulted in the recognition of $8.2 million of lease liabilities and $6.8 million of right-of-use (“ROU”) assets for those leases classified as operating leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows. See Note 8 of the consolidated financial statements for additional details.
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
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2020 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Major product category
Deposits software and hardware	$12,222	$10,521	$32,822	$28,786
Deposits services and other	4,726	4,528	13,399	11,041
Deposits revenue	16,948	15,049	46,221	39,827
Identity verification software and hardware	990	1,367	3,358	3,682
Identity verification services and other	7,475	5,490	21,093	16,063
Identity verification revenue	8,465	6,857	24,451	19,745
Total revenue	$25,413	$21,906	$70,672	$59,572
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2020	September 30, 2019
Contract assets, current	$3,410	$2,350
Contract assets, non-current	4,338	581
Contract liabilities (deferred revenue), current	9,089	5,612
Contract liabilities (deferred revenue), non-current	$1,240	$736
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $5.6 million and $4.2 million of revenue during the nine months ended June 30, 2020 and 2019, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $1.5 million as of both June 30, 2020 and September 30, 2019, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $0.6 million and $0.4 million during the nine months ended June 30, 2020 and 2019, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2020 and 2019 related to capitalized contract costs.

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
The following table summarizes changes in the restructuring accrual during the nine months ended June 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,526
Accrual reversed	(114)
Payments	(1,165)
Foreign currency effect on the restructuring accrual	(27)
Balance at June 30, 2020	$220

4. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2020 and September 30, 2019, respectively (amounts shown in thousands):

June 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$8,245	$62	$—	$8,307
Asset-backed securities, short-term	3,769	34	—	3,803
Corporate debt securities, short-term	18,147	24	—	18,171
Asset-backed securities, long-term	964	14	—	978
Corporate debt securities, long-term	1,936	28	—	1,964
Total	$33,061	$162	$—	$33,223

September 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,240	$2	$—	$4,242
Corporate debt securities, short-term	12,258	2	—	12,260
U.S. Treasury, long-term	1,102	—	(1)	1,101
Corporate debt securities, long-term	451	—	—	451
Total	$18,051	$4	$(1)	$18,054

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2020 and September 30, 2019, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2020 and 2019. There were no realized gains or losses from the sale of available-for-sale securities during the three and nine months ended June 30, 2020 and 2019.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2020 and September 30, 2019, respectively (amounts shown in thousands):

June 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$8,307	$8,307	$—	$—
Asset-backed securities	3,803	—	3,803	—
Corporate debt securities
Financial	6,385	—	6,385	—
Industrial	1,918	—	1,918	—
Commercial paper
Financial	6,978	—	6,978	—
Industrial	2,890	—	2,890	—
Total short-term investments at fair value	30,281	8,307	21,974	—
Long-term investments:
U.S. Treasury	—	—	—	—
Asset-backed securities	978	—	978	—
Corporate debt securities
Financial	997	—	997	—
Industrial	967	—	967	—
Total assets at fair value	$33,223	$8,307	$24,916	$—
Liabilities:
Acquisition-related contingent consideration	686	—	—	686
Total liabilities at fair value	$686	$—	$—	$686

September 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,242	$4,242	$—	$—
Corporate debt securities
Financial	2,503	—	2,503	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	5,560	—	5,560	—
Industrial	2,826	—	2,826	—
Total short-term investments at fair value	16,502	4,242	12,260	—
Long-term investments:
U.S. Treasury	1,101	1,101	—	—
Corporate debt securities
Financial	451	—	451	—
Total assets at fair value	$18,054	$5,343	$12,711	$—
Liabilities:
Acquisition-related contingent consideration	1,601	—	—	1,601
Total liabilities at fair value	$1,601	$—	$—	$1,601
As of June 30, 2020, total acquisition-related contingent consideration of $0.7 million is recorded as acquisition-related contingent consideration in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,601
Expenses recorded due to changes in fair value	98
Payment of contingent consideration	(1,049)
Foreign currency effect on contingent consideration	36
Balance at June 30, 2020	$686

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $34.2 million at June 30, 2020, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$32,636
Other adjustments(1)	806
Foreign currency effect on goodwill and other	807
Balance at June 30, 2020	$34,249
(1)During the three months ended December 31, 2019, the Company determined that it had incorrectly classified $0.8 million of contract assets in its fair value estimate associated with the acquisition of A2iA. This asset was incorrectly recorded as other non-current assets with an offset to goodwill on the Company’s consolidated balance sheet during the three months ended June 30, 2018 and subsequent financial statements. The Company has determined that the adjustment was not material to any previously reported financial statements. Therefore, the consolidated balance sheet as of June 30, 2020 has been adjusted.

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of June 30, 2020 and September 30, 2019, respectively, are summarized as follows (amounts shown in thousands, except for years):

June 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,095	$11,246
Customer relationships	4.8 years	17,628	8,866	8,762
Trade names	4.5 years	618	475	143
Total intangible assets		$38,587	$18,436	$20,151

September 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,104	$13,237
Customer relationships	4.8 years	17,628	6,701	10,927
Trade names	4.5 years	618	377	241
Total intangible assets		$38,587	$14,182	$24,405

Amortization expense related to acquired intangible assets was $1.6 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and $4.8 million and $5.3 million for the nine months ended June 30, 2020 and 2019, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2020—remaining	$1,585
2021	6,134
2022	5,738
2023	3,766
2024	1,779
2025	1,149
Total	$20,151

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$73	$55	$199	$155
Selling and marketing	823	705	2,194	2,242
Research and development	591	437	1,740	1,438
General and administrative	1,014	1,071	2,979	3,456
Stock-based compensation expense included in expenses	$2,501	$2,268	$7,112	$7,291

The fair value calculations for stock-based compensation awards to employees for the nine months ended June 30, 2020 and 2019 were based on the following assumptions:

	Nine Months Ended June 30, 2020	Nine Months Ended June 30, 2019
Risk-free interest rate	1.35%	2.88% – 3.08%
Expected life (years)	5.78	5.46
Expected volatility	48%	57%
Expected dividends	None	None
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
As of June 30, 2020, the Company had $19.8 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2020, (i) 300,395 RSUs and 353,556 Performance RSUs were outstanding under the 2020 Plan, and 3,820,692 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 1,132,517 shares of Common Stock and 1,989,599 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2020, (i) 275,593 shares have been issued to participants pursuant to the ESPP and (ii) 724,407 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended June 30, 2020 and 2019. The Company recognized $0.3 million in stock-based compensation expense related to the ESPP in each of the nine months ended June 30, 2020 and 2019.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of June 30, 2020, (i) 428,094 RSUs were outstanding under the Director Plan and (ii) 287,385 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2019	1,686,902	$7.00	5.4	$4,882
Granted	92,610	$9.49
Exercised	(301,060)	$3.46
Canceled	(36,146)	$10.76
Outstanding at June 30, 2020	1,442,306	$7.81	5.5	$2,978
Vested and Expected to Vest at June 30, 2020	1,442,306	$7.81	5.5	$2,978
Exercisable at June 30, 2020	1,015,542	$7.16	4.2	$2,876
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended June 30, 2020 and 2019. The Company recognized $0.5 million in stock-based compensation expense related to outstanding stock options in each of the nine months ended June 30, 2020 and 2019. As of June 30, 2020, the Company had $1.8 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.7 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2020 and 2019 was $1.7 million and $11.0 million, respectively. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2020 and 2019 was $4.32 and $5.08, respectively.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	1,346,405	$7.20
Settled	(676,473)	$7.66
Canceled	(221,435)	$8.37
Outstanding at June 30, 2020	2,800,984	$7.89
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.8 million and $1.6 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2020 and 2019, respectively. The Company recognized $5.2 million and $5.3 million in stock-based compensation expense related to outstanding RSUs in the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had $15.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2019	1,722,551	$7.76
Granted	353,556	$6.06
Settled	—	$—
Canceled	(1,722,551)	$7.76
Outstanding at June 30, 2020	353,556	$6.06

The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance RSUs in each of the three months ended June 30, 2020 and 2019. The Company recognized $0.5 million and $0.7 million in stock-based compensation expense related to outstanding Performance RSUs in the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had $1.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance Options in each of the three months ended June 30, 2020 and 2019. The Company recognized $0.6 million and $0.5 million in stock-based compensation expense related to outstanding Performance Options in the nine months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, the Company had $1.1 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 1.4 years.
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
The Company made purchases of $1.0 million, or approximately 137,000 shares, during the nine months ended June 30, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of June 30, 2020.
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
For the nine months ended June 30, 2020, the Company recorded an income tax provision of $0.5 million, which yielded an effective tax rate of 14%. For the nine months ended June 30, 2019, the Company recorded an income tax benefit of $4.9 million, which yielded an effective tax rate of 55%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2020 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

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
The Company’s leases have remaining terms of two to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. As of June 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 4.5 years and the weighted-average discount rate was 4.7%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of June 30, 2020, the Company had operating ROU assets of $5.7 million. Total operating lease liabilities of $7.3 million were comprised of current lease liabilities of $1.7 million and non-current lease liabilities of $5.7 million.
The Company recognized $0.6 million of operating lease costs in the nine months ended June 30, 2020. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The Company paid $1.3 million in operating cash flows for operating leases in the nine months ended June 30, 2020.
Maturities of our operating lease liabilities as of June 30, 2020 were as follows (amounts shown in thousands):

Operating leases
2020—remaining	$355
2021	2,068
2022	1,707
2023	1,709
2024	1,378
2025	290
Thereafter	644
Total lease payments	8,151
Less: amount representing interest	(826)
Present value of future lease payments	7,325

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
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim. Accordingly, no estimate of future liability has been accrued for such contingencies.
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
While the Wells Lawsuits do not name Mitek as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a

Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779; 9,336,517; 9,818,090; and 8,977,571 (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred Mitek’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. The U.S. District Court for the Eastern District of Texas had a hearing on USAA’s motion to dismiss on July 15, 2020 and has not yet issued its ruling.
On April 30, May 22, and June 12, 2020, Mitek filed four petitions with the United States Patent & Trademark Office (“USPTO”) requesting institution of inter partes review (IPR) of each of the Subject Patents. Decisions from the USPTO whether to institute those IPR petitions are expected later this year.
The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters. Accordingly, no estimate of future liability has been accrued for such contingencies.
The Company incurred legal fees of $2.0 million in the nine months ended June 30, 2020 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on UrbanFT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five UrbanFT patents. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. UrbanFT later amended its answer to assert infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents now asserted by UrbanFT are invalid in addition to being not infringed. Pleadings were closed on April 28, 2020. The case is now in the discovery stage. The final pretrial conference is scheduled for December 10, 2021. The Company intends to vigorously pursue its claims and defend against any claims of infringement. Given the procedural posture and the nature of these cases, including that the proceedings are in the early stages and that there are significant factual and legal issues to be resolved, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from these matters. Accordingly, no estimate of future liability has been accrued for such contingencies.
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
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of June 30, 2020.

9. REVENUE CONCENTRATION
For the three months ended June 30, 2020, the Company derived revenue of $6.4 million from two customers, with such customers accounting for 15% and 11% of the Company’s total revenue, respectively. For the three months ended June 30, 2019, the Company derived revenue of $6.1 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue, respectively. For the nine months ended June 30, 2020, the Company derived revenue of $10.8 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the nine months ended June 30, 2019, the Company derived revenue of $10.5 million from one customer, with such customer accounting for 18% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.2 million and $5.5 million at June 30, 2020 and 2019, respectively.
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
International sales accounted for approximately 25% and 28% of the Company’s total revenue for the three months ended June 30, 2020 and 2019, respectively. International sales accounted for approximately 25% and 33% of the Company’s total revenue for the nine months ended June 30, 2020 and 2019, respectively. From a geographic perspective, approximately 63% and 68% of the Company’s total long-term assets as of June 30, 2020 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 14% and 12% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2020 and September 30, 2019, respectively, are associated with the Company’s international subsidiaries.

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
Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We are currently serving more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe. Our solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions.
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over four billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010.
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

CheckReader™ enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine print, CheckReader™ speeds the time to deposit for financial institutions and enables them to comply with check clearing regulations.
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
Third Quarter Fiscal 2020 Highlights
•Revenue for the three months ended June 30, 2020 was $25.4 million, an increase of 16% compared to revenue of $21.9 million in the three months ended June 30, 2019.
•Net income was $1.3 million, or $0.03 per diluted share, during the three months ended June 30, 2020, compared to net loss of $0.1 million, or $0.00 per share, during the three months ended June 30, 2019.
•Cash provided by operating activities was $17.4 million for the nine months ended June 30, 2020, compared to $7.9 million for the nine months ended June 30, 2019.
•We added new patents to our portfolio during fiscal 2020 bringing our total number of issued patents to 64 as of June 30, 2020. In addition, we have 19 domestic and international patent applications pending as of June 30, 2020.
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
Revenues related to most of our on-premise licenses for mobile products are required to be recognized up front upon satisfaction of all applicable revenue recognition criteria. Revenue related to our software as a service (“SaaS”) products is recognized ratably over the life of the contract or as transactions are used depending on the contract criteria. The recognition of future revenues from these licenses is dependent upon a number of factors, including, but not limited to, the term of our license agreements, the timing of implementation of our products by our channel partners and customers, and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2020 and 2019 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$13,212	$11,888	52%	54%	$1,324	11%
Services and other	12,201	10,018	48%	46%	2,183	22%
Total revenue	$25,413	$21,906	100%	100%	$3,507	16%
Cost of revenue	3,496	3,168	14%	14%	328	10%
Selling and marketing	7,791	6,935	31%	32%	856	12%
Research and development	5,111	4,663	20%	21%	448	10%
General and administrative	5,884	5,074	23%	23%	810	16%
Acquisition-related costs and expenses	1,697	1,761	7%	8%	(64)	(4)%
Restructuring costs	—	3,214	—%	15%	(3,214)	(100)%
Other income, net	145	98	1%	—%	47	48%
Income tax benefit (provision)	(231)	2,712	(1)%	12%	(2,943)	(109)%
Net income (loss)	$1,348	$(99)	5%	—%	$1,447	*

* Not meaningful.

Revenue
Total revenue increased $3.5 million, or 16%, to $25.4 million in the three months ended June 30, 2020 compared to $21.9 million in the three months ended June 30, 2019. Software and hardware revenue increased $1.3 million, or 11%, to $13.2 million in the three months ended June 30, 2020 compared to $11.9 million in the three months ended June 30, 2019. This increase is primarily due to an increase in sales of our Mobile Deposit® and CheckReader™ software products. This increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $2.2 million, or 22%, to $12.2 million in the three months ended June 30, 2020 compared to $10.0 million in the three months ended June 30, 2019. This increase is primarily due to continued growth in Mobile Verify® transactional SaaS revenue of $2.2 million, or 42%, in the three months ended June 30, 2020 compared to the same period in 2019.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.3 million, or 10%, to $3.5 million in the three months ended June 30, 2020 compared to $3.2 million in the three months ended June 30, 2019. As a percentage of revenue, cost of revenue was consistent at 14% in each of the three months ended June 30, 2020 and 2019. The increase in cost of revenue is primarily due to an increase in variable personnel, royalty, and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.9 million, or 12%, to $7.8 million in the three months ended June 30, 2020 compared to $6.9 million in the three months ended June 30, 2019. As a percentage of revenue, selling and marketing expenses decreased to 31% in the three months ended June 30, 2020 from 32% in the three months ended June 30, 2019. The increase in selling and marketing expense is primarily due to higher personnel-related costs in the three months ended June 30, 2020 compared to the same period in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.4 million, or 10%, to $5.1 million in the three months ended June 30, 2020 compared to $4.7 million in the three months ended June 30, 2019. As a percentage of revenue, research and development expenses decreased to 20% in the three months ended June 30, 2020 from 21% in the three months ended June 30, 2019. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount in the three months ended June 30, 2020 compared to 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.8 million, or 16%, to $5.9 million in the three months ended June 30, 2020 compared to $5.1 million in the three months ended June 30, 2019. As a percentage of revenue, general and administrative expenses remained consistent at 23% in each of the three months ended June 30, 2020 and 2019. The increase in general and administrative expenses is primarily due to higher intellectual property litigation related costs of $0.7 million and higher personnel-related costs of $0.1 million during the three months ended June 30, 2020 compared to the same period in 2019.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.1 million, or 4%, to $1.7 million in the three months ended June 30, 2020 compared to $1.8 million in the three months ended June 30, 2019. As a percentage of revenue, acquisition-related costs and expenses decreased to 7% in the three months ended June 30, 2020 from 8% in the three months ended June 30, 2019. The decrease in acquisition-related costs and expenses is due to a decrease in the amortization of intangible assets as a result of certain intangible assets which had become fully amortized prior to the three months ended June 30, 2020.

Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $3.2 million in the three months ended June 30, 2019 and related to the restructuring plan implemented in June 2019.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $47,000, to $145,000 in the three months ended June 30, 2020 compared to $98,000 in the three months ended June 30, 2019. This increase is primarily due to an increase in interest income as a result of higher cash and investment balances during the three months ended June 30, 2020 compared to the same period in 2019.
Income Tax Benefit (Provision)
For the three months ended June 30, 2020, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 15%. For the three months ended June 30, 2019, we recorded an income tax benefit of $2.7 million, or an effective tax rate of 96%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2020 and 2019 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Comparison of the Nine Months Ended June 30, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2020 and 2019 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$36,180	$32,468	51%	55%	$3,712	11%
Services and other	34,492	27,104	49%	45%	7,388	27%
Total revenue	$70,672	$59,572	100%	100%	$11,100	19%
Cost of revenue	9,615	9,037	14%	15%	578	6%
Selling and marketing	22,569	20,895	32%	35%	1,674	8%
Research and development	14,540	14,441	21%	24%	99	1%
General and administrative	16,382	15,743	23%	26%	639	4%
Acquisition-related costs and expenses	4,884	5,361	7%	9%	(477)	(9)%
Restructuring costs	(114)	3,214	—%	5%	(3,328)	(104)%
Other income, net	480	252	1%	—%	228	90%
Income tax benefit (provision)	$(460)	$4,861	(1)%	8%	$(5,321)	(109)%
Net income (loss)	$2,816	$(4,006)	4%	(7)%	$6,822	170%
Revenue
Total revenue increased $11.1 million or 19%, to $70.7 million in the nine months ended June 30, 2020 compared to $59.6 million in the nine months ended June 30, 2019. Software and hardware revenue increased $3.7 million, or 11%, to $36.2 million in the nine months ended June 30, 2020 compared to $32.5 million in the nine months ended June 30, 2019 primarily due to an increase in sales of our Mobile Deposit®, ID_CLOUD™, and CheckReader™ software products. This increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $7.4 million, or 27%, to $34.5 million in the nine months ended June 30, 2020 compared to $27.1 million in the nine months ended June 30, 2019 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $6.0 million in the nine months ended June 30, 2020 compared to the same period in 2019, as well as an increase in maintenance revenue associated with CheckReader™ and Mobile Deposit® software sales.

Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.6 million, or 6%, to $9.6 million in the nine months ended June 30, 2020 compared to $9.0 million in the nine months ended June 30, 2019. As a percentage of revenue, cost of revenue decreased to 14% in the nine months ended June 30, 2020 from 15% in the nine months ended June 30, 2019. The increase in cost of revenue is primarily due to an increase in variable personnel, royalty, and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the nine months ended June 30, 2020 compared to the same period in 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.7 million, or 8%, to $22.6 million in the nine months ended June 30, 2020 compared to $20.9 million in the nine months ended June 30, 2019. As a percentage of revenue, selling and marketing expenses decreased to 32% in the nine months ended June 30, 2020 from 35% in the nine months ended June 30, 2019. The increase in selling and marketing expense is primarily due to higher personnel-related costs of $1.2 million and higher product promotion costs of $0.4 million in the nine months ended June 30, 2020 compared to the same period in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.1 million, or 1%, to $14.5 million in the nine months ended June 30, 2020 compared to $14.4 million in the nine months ended June 30, 2019. As a percentage of revenue, research and development expenses decreased to 21% in the nine months ended June 30, 2020 from 24% in the nine months ended June 30, 2019. The increase in research and development expenses is primarily due to higher personnel-related costs in the nine months ended June 30, 2020 compared to the same period in 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.6 million, or 4%, to $16.4 million in the nine months ended June 30, 2020 compared to $15.7 million in the nine months ended June 30, 2019. As a percentage of revenue, general and administrative expenses decreased to 23% in the nine months ended June 30, 2020 from 26% in the nine months ended June 30, 2019. The increase in general and administrative expenses is primarily due to an increase in intellectual property litigation costs of $1.7 million during the nine months ended June 30, 2020 compared to the same period in 2019. This increase is partially offset by a decrease in third party costs associated with our strategic process of $1.2 million.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $0.5 million, or 9%, to $4.9 million in the nine months ended June 30, 2020 compared to $5.4 million in the nine months ended June 30, 2019. As a percentage of revenue, acquisition-related costs and expenses decreased to 7% in the nine months ended June 30, 2020 from 9% in the nine months ended June 30, 2019. The decrease in acquisition-related costs and expenses is primarily due to a decrease in the amortization of intangible assets as a result of certain intangible assets which had become fully amortized during the nine months ended June 30, 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were negative $0.1 million in the nine months ended June 30, 2020 and are due to a reversal of costs accrued for the restructuring plan implemented in June 2019. Restructuring costs were $3.2 million in the nine months ended June 30, 2019 and related to the restructuring plan implemented in June 2019.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net increased $0.2 million, to $0.5 million of net income in the nine months ended June 30, 2020 compared to $0.3 million of net income in the nine months ended June 30, 2019, primarily due to an increase in interest income as a result of higher cash and investment balances.
Income Tax Benefit (Provision)
For the nine months ended June 30, 2020, we recorded an income tax provision of $0.5 million, which yielded an effective tax rate of 14%. For the nine months ended June 30, 2019, we recorded an income tax benefit of $4.9 million, or an effective tax rate of 55%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2020 and 2019 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On June 30, 2020, we had $52.2 million in cash and cash equivalents and investments compared to $34.8 million on September 30, 2019, an increase of $17.4 million, or 50%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $17.4 million, net proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $1.6 million, favorable foreign currency gains of $0.3 million, and proceeds from other borrowings of $0.2 million, partially offset by repurchases and retirements of Common Stock of $1.0 million, payment of acquisition-related contingent consideration of $0.5 million, capital expenditures of $0.5 million and principal payments on other borrowings of $0.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2020 was $17.4 million and resulted primarily from net income of $2.8 million, net non-cash charges of $13.9 million, and favorable changes in operating assets and liabilities of $0.7 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and deferred taxes totaling $7.1 million, $4.8 million, $1.1 million, and $0.7 million, respectively.
Net cash provided by operating activities during the nine months ended June 30, 2019 was $7.9 million and resulted primarily from net loss of $4.0 million adjusted for non-cash charges of $8.3 million as well as favorable changes in operating assets and liabilities of $3.6 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $7.3 million, $5.3 million, and $1.0 million, respectively, and were partially offset by a deferred tax benefit of $5.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $15.5 million during the nine months ended June 30, 2020, which consisted primarily of net purchases of investments of $15.0 million and capital expenditures of $0.5 million.
Net cash used in investing activities was $4.3 million during the nine months ended June 30, 2019, which consisted primarily of net purchases of investments of $3.3 million and capital expenditures of $1.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.3 million during the nine months ended June 30, 2020, which consisted of net proceeds from the issuance of equity plan Common Stock of $1.6 million and proceeds from other borrowing of $0.2 million, partially offset by repurchases and retirements of Common Stock of $1.0 million, payment of acquisition-related contingent consideration of $0.5 million, and principal payments on other borrowings of $0.1 million.
Net cash provided by financing activities was $3.6 million during the nine months ended June 30, 2019, which consisted of net proceeds from the issuance of equity plan Common Stock of $4.9 million, partially offset by payment of acquisition-related contingent consideration of $1.0 million and principal payments on other borrowings of $0.3 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020. There were no borrowings outstanding under the Revolver as of June 30, 2020.

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
We made purchases of $1.0 million, or approximately 137,000 shares, during the nine months ended June 30, 2019 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of June 30, 2020.
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
Other Liquidity Matters
On June 30, 2020, we had investments of $33.2 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At June 30, 2020, we had $30.3 million of our available-for-sale securities classified as current and $2.9 million of our available-for-sale securities classified as long-term. At September 30, 2019, we had $16.5 million of our available-for-sale securities classified as current and $1.6 million of our available-for-sale securities classified as long-term.
We had working capital of $44.8 million at June 30, 2020 compared to $34.1 million at September 30, 2019.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of June 30, 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2020, our marketable securities had remaining maturities between approximately one and 15 months and a fair market value of $33.2 million, representing 21% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2020, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2020	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)