Form 10-K
period 2020-09-30
MITEK SYSTEMS INC
filed 2020-12-07
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was approximately $317,317,789. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 42,522,293 shares of the registrant’s common stock outstanding as of November 30, 2020.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2020

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
•the duration and impact of the novel COVID-19 pandemic on our business, our customers, and markets generally;
•the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition;
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

i

PART I

ITEM 1.    BUSINESS.

Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We are currently serving more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands across the globe who count on Mitek to facilitate better online user experiences, detect and reduce fraud and document compliance with financial regulations. Our solutions are embedded in native mobile apps and browsers to facilitate better online user experiences, fraud detection and reduction, and compliant transactions. We work with partners and customers around the world to bring our technology to their platforms, offering customers assurance that allows them to safely and confidently transact business online.
Mitek’s identity verification technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
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
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identity of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering (“AML”) and Know Your Customer regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
Product and Technology Overview
Technology
During the fiscal year ended September 30, 2020, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
Our digital technology solutions are provided in two parts: (i) a software development kit for mobile image capture and (ii) a software platform which utilizes artificial intelligence and machine learning to classify and extract data to enable mobile check deposit as well as aid the authentication of identity documents including passports, identity cards, and driver's licenses using a camera-equipped device.

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
Mobile Deposit® is utilized by the mobile banking apps of retail banks. As of September 30, 2020, more than 7,500 U.S. financial institutions had signed agreements to deploy Mobile Deposit®.
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
•Data extraction that goes beyond traditional OCR to deconstruct the document and analyze the content of each field; and
•Evaluation of authenticity elements, using a combination of machine learning techniques and unique computer vision algorithms to help determine the authenticity of a document by evaluating several elements within the document.
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
For the fiscal year ended September 30, 2020, we derived revenue of $15.8 million from one customer, with such customer accounting for 16% of our total revenue. For the fiscal year ended September 30, 2019, we derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10%, respectively, of our total revenue. For the fiscal year ended September 30, 2018, we derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10%, respectively, of our total revenue.
Deposits revenue accounted for approximately 67%, 67%, and 65% of the Company’s total revenue for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Identity verification revenue accounted for approximately 33%, 33%, and 35% of the Company’s total revenue for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Revenue from international sales accounted for approximately 24%, 31%, and 27% of the Company’s total revenue for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Intellectual Property
Our success depends in large part upon our proprietary technology. We attempt to protect our intellectual property rights primarily through a combination of patents, copyrights, trademarks, trade secrets, employee and third-party non-disclosure agreements, and other measures. We believe that factors such as the technological and creative skills of our personnel, new product development, frequent product enhancements, name recognition, and reliable product maintenance are essential to establishing and maintaining a technological leadership position. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. We seek to protect our software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection. Further, there can be no assurance that our patents will offer any protection or that they will not be challenged, invalidated, or circumvented. If we are unable to protect our intellectual property, or we infringe on the intellectual property rights of a third-party, our operating results could be adversely affected.
As of September 30, 2020, the U.S. Patent and Trademark Office has issued us 67 patents with expiration dates ranging from 2026 through 2037 and we have filed for 20 additional domestic and international patents. We have 38 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.
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
The development team includes specialists in artificial intelligence, computer vision, software engineering, user interface design, product documentation, product management, and quality assurance. The team is responsible for maintaining and enhancing the performance, quality, and utility of all of our products. In addition to research and development, our engineering staff provides customer technical support on an as-needed basis.
Our research and development expenses for the fiscal years ended September 30, 2020, 2019, and 2018 were $22.9 million, $21.9 million, and $18.1 million, respectively. We expect research and development expenses during fiscal year 2021 to increase as compared with those incurred in fiscal year 2020 as we continue our new product research and development efforts.
Human Capital Resources
As of September 30, 2020, we had 360 employees, 166 in the U.S. and 194 internationally, 350 of which are full time. Our total employee base consists of 189 sales and marketing, professional services, and document review employees, 127 research and development and support employees, and 44 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2020. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
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
In the past, third parties have brought claims against us and against our customers who use our products asserting that certain technologies incorporated into our products infringe on their intellectual property rights. Although we have resolved past claims against us that we have infringed on third-party patents, there can be no assurance that we will not receive additional claims against us asserting that our products infringe on the intellectual property rights of third parties or that our products otherwise utilize such third parties’ proprietary information.
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent or the ‘779 Patent were unpatentable. Wells Fargo can request rehearing of these decisions and/or appeal the decisions to the U.S. Court of Appeals for the Federal Circuit. The PTAB is still considering the final Wells Fargo IPR petition (for the ‘517 patent) and has not yet issued a final written decision.
On September 30, 2020, USAA filed suit against PNC Bank (the “PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the PNC Lawsuit. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA.
While neither the Wells Lawsuits nor the PNC Lawsuit name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779 (the “’779 Patent”); 9,336,517 (the “’517 Patent”); 9,818,090 (the “’090 Patent”); and 8,977,571 (the “’571 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On July 15, 2020, the court in the Eastern District of Texas held a hearing on USAA’s motion to dismiss, but has not yet issued a ruling. In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of three of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The PTAB has not yet decided whether it will institute the final IPR petition. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. The Company is evaluating all of its options, including a request for rehearing of the PTAB’s decisions.
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
We may be unable to compete successfully against our current and potential competitors and if we lose business to our competitors or are forced to lower our prices, our revenue, operating margins, and market share could decline. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. For these and other reasons, in the future we may choose to make changes to our pricing practices. Such changes could materially and adversely affect our margins, and our revenues may be negatively affected if our competitors are able to recapture or gain market share.
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

Our business and the level of customer acceptance of our products depend upon the continuous, effective, and reliable operation of our products. Our products are extremely complex and are continually being modified and improved, and as such may contain undetected defects or errors when first introduced or as new versions are released. To the extent that defects or errors cause our products to malfunction and our customers’ use of our products is interrupted, our reputation could suffer and our revenue could decline or be delayed while such defects are remedied. We may also be subject to liability for the defects and malfunctions of third-party technology partners and others with whom our products and services are integrated. In addition, our products are typically intended for use in applications that are critical to a customer’s business. As a result, we believe that our customers and potential customers have a greater sensitivity to product defects than the market for software products in general. There can be no assurance that, despite our testing, errors will not be found in new products or releases after commencement of commercial shipments, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or increased service and warranty costs, any of which would have a material adverse effect upon our business, operating results, and financial condition.
Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
The long sales cycle and the implementation cycles for our software and services may cause operating results to vary significantly from period to period. The sales cycle for our products can be six months or more and varies substantially from customer to customer. Because we sell complex and deeply integrated solutions, it can take many months of customer education to secure sales and implement our product. Since our potential customers may evaluate our products before, if ever, executing definitive agreements, we may incur substantial expenses and spend significant management and legal effort in connection with a potential customer.
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
Unpredictable and unstable changes in economic conditions, including a recession, inflation, increased government intervention, or measures taken in response to a global pandemic like COVID-19, or other changes, may adversely affect our general business strategy. In particular an economic downturn affecting small and medium sized businesses could significantly affect our business as many of our existing and target customers are in the small and medium sized business sector and these businesses are more likely to be significantly affected by economic downturns than larger, more established businesses. Additionally, these customers often have limited discretionary funds, which they may choose to spend on items other than our products and services, causing our revenue to decline.
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
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ICAR Vision Systems, S.L., a company incorporated under the laws of Spain (“ICAR”), and A2iA Group II, S.A.S., a simplified joint stock company formed under the laws of France (“A2iA”). There are a large number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, acquisitions of foreign entities, such as ICAR and A2iA, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate these businesses, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. During our fiscal year ended September 30, 2020, we reversed $(0.1) million of previously accrued restructuring costs in connection with our strategic restructuring of A2iA in June 2019, as they were not incurred.
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
As cyber-attacks become more sophisticated, the need to develop our infrastructure to secure our business and customer data can lead to increased cybersecurity protection costs. Such costs may include making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. These efforts come at the potential cost of revenues and human resources that could be utilized to continue to enhance our product offerings.
A successful penetration or circumvention of the security of our products could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage to our systems or those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us. We may not have adequate insurance coverages for a cybersecurity breach or may realize increased insurance premiums as a result of a security breach.
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
The transfer of personal data from the European Union (“EU”) to the U.S. has become a significant area of potential operational and compliance risk. Earlier this year, the Court of Justice of the European Union (“CJEU”) and the Swiss Federal Data Protection and Information Commissioner invalidated the U.S.-EU and U.S.-Swiss Privacy Shield frameworks, respectively. Privacy Shield was a mechanism for companies to transfer data from EU member states or Switzerland to the U.S. In its decision, the CJEU also indicated that individual EU member states could determine whether Standard Contractual Clauses (“SCCs”) (another “adequate” option for data transfers) are sufficient to securely transfer data out of the EU. A number of local country data protection authorities in the EU have since determined that SCCs are invalid for data transfers to the U.S. Because of the legal challenges presented by these court and data protection authority decisions, there is uncertainty regarding the legal basis for data transfers to the U.S., which could lead to interruption of such transfers. Recently, the EU Data Protection Board published draft updated SCCs to address some of the issues presented in the CJEU decision. Those new SCCs will likely not go into effect until early 2021 at which time companies will need to review and revise their EU-U.S. data transfer agreements. In addition, it is unclear whether EU-UK data transfers will also require execution of SCCs in light of Brexit and related UK legislation. The complex nature and shifting laws related to EU/UK/Switzerland to U.S. data transfers could cause operational interruptions, liabilities and reputational harm. These and other requirements could increase the cost of compliance for us and our customers, restrict our and our customers’ ability to store and process data, negatively impact our ability to offer our solutions in certain locations and limit our customers’ ability to deploy our solutions globally. These consequences may be more significant in countries with legislation that requires data to remain localized “in country,” as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.
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
The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, and others have been implemented upon the SEC’s adoption of related rules and regulations, the Dodd-Frank Act is not yet fully implemented and the scope and timing of the adoption of additional rules and regulations thereunder is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”). We have in the past, and may in the future, not qualify as a smaller reporting company. To the extent we no longer qualify as a smaller reporting company, our independent registered public accounting firm will be required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm, if required, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm, if applicable, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Although we generated net income for the years ended September 30, 2020, 2017, 2016, and 2015, our operations resulted in a net loss of $0.7 million, $11.8 million, $5.3 million, and $7.3 million for the years ended September 30, 2019, 2018, 2014, and 2013, respectively. We may continue to incur significant losses for the foreseeable future which may limit our ability to fund our operations and we may not generate income from operations in the future. As of September 30, 2020, September 30, 2019, and September 30, 2018, we had an accumulated deficit of $14.0 million, $20.8 million, and $21.0 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
As noted in our 2020 annual proxy statement, filed January 27, 2020 our current and former directors and executive officers as a group beneficially owned approximately 3.6% of our outstanding common stock, and continue to increase their beneficial ownership in the Company in light of our equity compensation program and focus on aligning the long-term interests of our executives and directors with those of our stockholders. Subject to any fiduciary duties owed to our other stockholders under Delaware General Corporation Law (the “DGCL”), these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under certain employment agreements we have with our executive management and our 2002 Stock Option Plan, 2010 Stock Option Plan, Amended and Restated 2012 Incentive Plan, 2020 Incentive Plan, Director Restricted Stock Unit Plan, and any equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, conditioned upon a qualifying termination that occurs within 12 months of any such change of control.
Our corporate documents and the DGCL contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
Provisions in our restated certificate of incorporation and second amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to one million shares of “blank check” preferred stock, sixty thousand of which are reserved in connection with the Section 382 Rights Agreement, discussed below. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
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
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2020, the closing price of our common stock ranged from $5.56 to $13.20. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
In December 2019, it was first reported that there had been an outbreak of a novel strain of COVID-19, in China. Since then, COVID-19 has continued to spread outside of China, including throughout the United States and other parts of the world, becoming a global pandemic. As of the filing of this Form 10-K, the COVID-19 pandemic has impacted our business and will likely continue to impact our business directly and/or indirectly for the foreseeable future.
Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including transitioning to a remote work environment, restrictions to employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications which are planned to continue through the first quarter of fiscal 2021 and is likely to expand into future quarters. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events in the region reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. As of September 30, 2020, we have not experienced significant adverse impacts to our business, results of operations, financial condition, or cash flows as a result of the pandemic. However, the situation remains fluid and governmental, individual, business and other organizational measures to limit the spread of the virus in the future could adversely affect our revenues, results of operations and financial condition, perhaps materially. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption.
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
General Risk Factors
If we are unable to retain and recruit qualified personnel, or if any of our key executives or key employees discontinues his or her employment with us, it may have a material adverse effect on our business.
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2020, we had 3,816,753 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.
The trading market for our common stock will be influenced by the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts or the content and opinions included in their reports. If one or more of the analysts who cover us were to adversely change their recommendation regarding our stock, or provide more favorable relative recommendations about our competitors, our stock price could decline. If one or more of the analysts who cover us cease coverage of our company or fail to publish reports on us regularly we could lose visibility in the financial markets which in turn could cause our stock price or trading volume to decline.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM  2.    PROPERTIES.
Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.2 million per year. In connection with this lease, we received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.3 million (or $0.3 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United Kingdom lease continues through February 28, 2021, with an annual base rent of approximately £112,200 (or approximately $143,000).
Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material to the Company. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM  3.    LEGAL PROCEEDINGS.
Claim Against ICAR
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the sale of the shares in ICAR to Mitek Holding B.V. ICAR responded to the claim on September 7, 2018 and the court process is ongoing but has been delayed as a consequence of the COVID-19 pandemic.
The amount claimed is €0.8 million (or $0.9 million), plus the interest accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
Third-Party Claims Against Our Customers
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
On July 7, 2018, USAA filed the First Wells Lawsuit against Wells Fargo in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits. On August 17, 2018, USAA filed the Second Wells Lawsuit against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. The jury verdicts are subject to post-trial motions and appeal by Wells Fargo. The Wells Lawsuits are ongoing and no final judgments or awards have been made to date. Wells Fargo filed petitions for IPR with the PTAB challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent or the ‘779 Patent were unpatentable. Wells Fargo can request rehearing of these decisions and/or appeal the decisions to the U.S. Court of Appeals for the Federal Circuit. The PTAB is still considering the final Wells Fargo IPR petition (for the ‘517 patent) and has not yet issued a final written decision.
On September 30, 2020, USAA filed the “PNC Lawsuit against PNC Bank in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the PNC Lawsuit. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA.
While neither the Wells Lawsuits nor the PNC Lawsuit name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the Subject Patents. On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On July 15, 2020, the court in the Eastern District of Texas held a hearing on USAA’s motion to dismiss, but has not yet issued a ruling. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of three of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The PTAB has not yet decided whether it will institute the final IPR petition. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the denied IPR petition for the ‘090 Patent. The Company is evaluating all of it options with respect to the remaining petitions, including requests for rehearing and POP review.
The Company incurred legal fees of $3.2 million in the fiscal year ended September 30, 2020 related to third-party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (Case No. 19-CV-1432-CAB-DEB). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on purported Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five purported UrbanFT patents. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. UrbanFT later amended its answer to assert infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents now asserted by UrbanFT are invalid in addition to being not infringed. During the course of the litigation, the Company learned that a judgment had been entered against UrbanFT’s affiliates and its predecessor owner in which an Oregon court ordered that the patents in issue revert to a prior owner because UrbanFT’s affiliates did not pay the purchase price owed to the prior owner. Pleadings were closed on April 28, 2020. On September 8, 2020, the Company filed a motion for summary judgment on its breach of contract claim, and on September 15, 2020, the district court issued an order to show cause regarding jurisdiction over patent issues given the Oregon judgment. The Company’s summary judgment and the patent jurisdiction issues are fully briefed to the court. All trial and other dates have been vacated pending these rulings. The Company intends to vigorously pursue its claims and defend against any claims of infringement.
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
Market Information
Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 30, 2020 was $11.78.
Holders
As of November 30, 2020, there were 260 stockholders of record of our common stock and an undetermined number of beneficial owners.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2015 through September 30, 2020 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $3.19 per share on September 30, 2015, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2015
2016
2017
2018
2019
2020
MITK
NASDAQ Composite
NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2015	2016	2017	2018	2019	2020
MITK	$100.00	$259.87	$297.81	$221.00	$302.51	$399.37
NASDAQ Composite	$100.00	$114.97	$140.60	$174.16	$173.14	$241.71
NASDAQ-100 Technology Sector Index	$100.00	$129.99	$173.93	$202.63	$223.52	$299.87

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
Selected Financial Data
(in thousands, except per share data)

	Year Ended September 30,
	2020	2019	2018	2017	2016
Income Statement Data
Revenue	$101,310	$84,590	$63,559	$45,390	$34,701
Operating income (loss)	$8,868	$(4,590)	$(7,806)	$2,769	$1,824
Net income (loss)	$7,814	$(724)	$(11,807)	$14,092	$1,959
Net income (loss) per share—basic	$0.19	$(0.02)	$(0.33)	$0.43	$0.06
Net income (loss) per share—diluted	$0.18	$(0.02)	$(0.33)	$0.40	$0.06
Balance Sheet Data
Working capital	$59,770	$34,082	$17,221	$41,342	$31,980
Total assets	$169,154	$135,897	$127,150	$71,719	$48,385
Other borrowings	$722	$556	$810	$—	$—
Stockholders’ equity	$132,243	$107,333	$95,394	$61,408	$39,485

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
Mitek’s Mobile Verify® verifies a user’s identity online enabling organizations to build safer digital communities. Scanning an identity document helps enable an enterprise to verify the identify of the person with whom they are conducting business, to comply with growing governmental Anti-Money Laundering and Know Your Customer regulatory requirements, and to improve the overall customer experience for digital onboarding. To be sure the person submitting the identity document is who they say they are, Mitek’s Mobile Verify Face Comparison provides an additional layer of online verification and compares the face on the submitted identity document with the live selfie photo of the user.
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
Fiscal Year 2020 Highlights

•Revenues for the fiscal year ended September 30, 2020 were $101.3 million, an increase of 20% compared to revenues of $84.6 million for the fiscal year ended September 30, 2019.
•Net income was $7.8 million, or $0.18 per share, for the fiscal year ended September 30, 2020, compared to a net loss of $0.7 million, or $0.02 per share, for the fiscal year ended September 30, 2019.
•Cash provided by operating activities was $24.1 million for the fiscal year ended September 30, 2020, compared to $14.3 million for the fiscal year ended September 30, 2019.
•During fiscal 2020 the total number of financial institutions licensing our technology exceeded 7,500. All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.

•We added new patents to our portfolio during fiscal year 2020, bringing our total number of issued patents to 67 as of September 30, 2020. In addition, we have 20 patent applications as of September 30, 2020.
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
Acquisition of ICAR Vision Systems, S.L.
On October 16, 2017, Mitek Holding B.V., a company incorporated under the laws of The Netherlands and our wholly owned subsidiary (“Mitek Holding B.V.”), acquired all of the issued and outstanding shares of ICAR Vision Systems, S.L. ("ICAR") and each of its subsidiaries (the “ICAR Acquisition”), pursuant to a Share Purchase Agreement (the “ICAR Purchase Agreement”), by and among, Mitek, Mitek Holding B.V., and each of the shareholders of ICAR (the “ICAR Sellers”). ICAR is a technology provider of identity fraud proofing and document management solutions for web, desktop, and mobile platforms. Upon completion of the ICAR Acquisition, ICAR became a direct wholly owned subsidiary of Mitek Holding B.V. and our indirect wholly owned subsidiary. Under the terms of the ICAR Purchase Agreement, Mitek Holding B.V. agreed to purchase all of the outstanding shares of ICAR for an aggregate purchase price of up to $13.9 million, net of cash acquired. On closing, $3.0 million was paid in cash, net of cash acquired and $5.6 million in shares of Common Stock, or 584,291 shares, were issued to the ICAR Sellers. The ICAR Purchase Agreement also provides for additional payments of up to approximately $5.3 million upon the achievement of certain financial milestones during fiscal 2018 and fiscal 2019. As of September 30, 2020, $4.6 million of the earnout consideration has been paid. The remaining portion of the earnout consideration of $0.8 million will be paid out during the second quarter of fiscal 2021. ICAR is a leading provider of consumer identity verification solutions in Spain and Latin America. The ICAR Acquisition strengthens our position as a global digital identity verification powerhouse in the consumer identity and access management solutions market.
Restructuring
Subsequent to the acquisition of A2iA Group II, S.A.S. (“A2iA”), we evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity, were not core to our strategy, and were not profitable for the Company. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. The restructuring was completed during the fourth quarter of fiscal 2020.
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

Results of Operations
Comparison of the Years Ended September 30, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2020 compared to the fiscal year ended September 30, 2019 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$54,152	$46,845	53%	55%	7,307	16%
Services and other	47,158	37,745	47%	45%	9,413	25%
Total revenue	$101,310	$84,590	100%	100%	16,720	20%
Cost of revenue	13,192	12,266	13%	15%	926	8%
Selling and marketing(1)	27,646	24,550	27%	29%	3,096	13%
Research and development(1)	22,859	21,873	23%	26%	986	5%
General and administrative	22,284	19,861	22%	23%	2,423	12%
Acquisition-related costs and expenses	6,575	7,563	6%	9%	(988)	(13)%
Restructuring costs	(114)	3,067	—%	4%	(3,181)	(104)%
Other income, net	541	602	1%	1%	(61)	(10)%
Income tax benefit (provision)	(1,595)	3,264	(2)%	4%	(4,859)	(149)%
(1) 2019 amount reflects reclassification to conform to the current year presentation.
Revenue
Total revenue increased $16.7 million, or 20%, to $101.3 million in 2020 compared to $84.6 million in 2019. Software and hardware revenue increased $7.3 million, or 16%, to $54.2 million in 2020 compared to $46.8 million in 2019. This increase is primarily due to an increase in sales of our Mobile Deposit®, ID_CLOUD™, and CheckReader™ software products. The increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $9.4 million, or 25%, to $47.2 million in 2020 compared to $37.7 million in 2019. This increase is primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $7.7 million, or 36%, in 2020 compared to 2019, as well as an increase in maintenance revenue associated with CheckReader™ and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third-party products embedded in our products. Cost of revenue increased $0.9 million, or 8%, to $13.2 million in 2020 compared to $12.3 million in 2019. As a percentage of revenue, cost of revenue decreased to 13% in 2020 from 15% in 2019. The increase in cost of revenue is primarily due to an increase in variable personnel, royalty, and hosting costs associated with a higher volume of Mobile Verify® transactions processed during 2020 compared to 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.1 million, or 13%, to $27.6 million in 2020 compared to $24.6 million in 2019. As a percentage of revenue, selling and marketing expenses decreased to 27% in 2020 from 29% in 2019. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.9 million resulting from our increased headcount in 2020 compared to 2019, and higher product promotion costs of $0.8 million in 2020. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $3.0 million, $2.9 million, and $2.4 million in fiscal years 2020, 2019, and 2018, respectively.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, product management and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $1.0 million, or 5%, to $22.9 million in 2020 compared to $21.9 million in 2019. As a percentage of revenue, research and development expenses decreased to 23% in 2020 from 26% in 2019. The increase in research and development expenses is primarily due to higher personnel-related costs in 2020 compared to 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses increased $2.4 million, or 12%, to $22.3 million in 2020 compared to $19.9 million in 2019. As a percentage of revenue, general and administrative expenses decreased to 22% in 2020 from 23% in 2019. The increase in general and administrative expenses is primarily due to an increase in intellectual property litigation costs of $2.3 million in 2020 compared to 2019, a $1.0 million insurance settlement received in 2019 and a $0.4 million increase in third-party outside service costs. This increase is partially offset by a decrease in third-party costs associated with our strategic process of $1.2 million incurred in 2019, compared to $0 in 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses decreased $1.0 million, or 13%, to $6.6 million in 2020 compared to $7.6 million in 2019. As a percentage of revenue, acquisition-related costs and expenses decreased to 6% in 2020 from 9% in 2019. The decrease in acquisition-related costs and expenses is primarily due to a decrease in the amortization of intangible assets of $0.6 million as certain assets associated with the ICAR Acquisition became fully amortized during 2020 and a decrease in the fair value of acquisition-related contingent consideration of $0.3 million in 2020 as compared to 2019.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were negative $0.1 million in 2020 and are due to a reversal of costs accrued for the restructuring plan implemented in June 2019. Restructuring costs were $3.1 million in 2019 and related to the restructuring plan implemented in June 2019.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and interest expense. Other income, net decreased $0.1 million, to a net income of $0.5 million in 2020 compared to a net income of $0.6 million in 2019, primarily due to lower foreign currency exchange transactional gains in 2020 compared to 2019.
Income Tax Benefit (Provision)
The income tax provision for 2020 was $1.6 million compared to an income tax benefit of $3.3 million in 2019. The income tax provision for 2020 was primarily due to our positive net income for the year. Our effective tax rate for fiscal year 2020 was lower than the U.S. federal statutory rate of 21% due primarily to the impact of federal and state research and development credits and the impact of foreign and state taxes. The income tax benefit of $3.3 million in 2019 was primarily due to changes in our deferred tax benefit of $3.2 million related to excess tax benefits from the exercise of stock options, as well as additional research and development credits associated with the provision to return true-up.

Results of Operations
Comparison of the Years Ended September 30, 2019 and 2018
The following table summarizes certain aspects of our results of operations for the fiscal year ended September 30, 2019 compared to the fiscal year ended September 30, 2018 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2019	2018	2019	2018	$	%
Revenue
Software and hardware	$46,845	$40,698	55%	64%	6,147	15%
Services and other	37,745	22,861	45%	36%	14,884	65%
Total revenue	$84,590	$63,559	100%	100%	21,031	33%
Cost of revenue	12,266	8,686	15%	14%	3,580	41%
Selling and marketing(1)	24,550	19,254	29%	30%	5,296	28%
Research and development(1)	21,873	18,118	26%	29%	3,755	21%
General and administrative	19,861	17,067	23%	27%	2,794	16%
Acquisition-related costs and expenses	7,563	8,239	9%	13%	(676)	(8)%
Restructuring costs	3,067	—	4%	—%	3,067	100%
Other income (expense), net	602	(935)	1%	(1)%	1,537	164%
Income tax benefit (provision)	3,264	(3,066)	4%	(5)%	6,330	206%
(1) 2019 and 2018 amounts reflect reclassifications to conform to the current year presentation.
Revenue
Total revenue increased $21.0 million, or 33%, to $84.6 million in 2019 compared to $63.6 million in 2018. Software and hardware revenue increased $6.1 million, or 15%, to $46.8 million in 2019 compared to $40.7 million in 2018. This increase is primarily due to an increase from the sale of A2iA products in 2019 compared to 2018, as well as an increase in sales of our Mobile Deposit® software products, partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $14.9 million, or 65%, to $37.7 million in 2019 compared to $22.9 million in 2018. This increase is primarily due to strong growth in transaction SaaS revenue of $8.3 million, or 63%, in 2019 compared to 2018 and maintenance associated with the sale of our A2iA and Mobile Deposit® products.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third-party products embedded in our products. Cost of revenue increased $3.6 million, or 41%, to $12.3 million in 2019 compared to $8.7 million in 2018. As a percentage of revenue, cost of revenue increased to 15% in 2019 from 14% in 2018. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify™ transactions processed during 2019 compared to 2018, additional costs associated with the sale of ICAR hardware products, and additional labor costs associated with the delivery of A2iA maintenance.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $5.3 million, or 28%, to $24.6 million in 2019 compared to $19.3 million in 2018. As a percentage of revenue, selling and marketing expenses decreased to 29% in 2019 from 30% in 2018. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.4 million resulting from our increased headcount in 2019 compared to 2018, additional sales and marketing expenses associated with the A2iA Acquisition of $2.3 million, and higher product promotion costs of $0.7 million in 2019.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $3.8 million, or 21%, to $21.9 million in 2019 compared to $18.1 million in 2018. As a percentage of revenue, research and development expenses decreased to 26% in 2019 from 29% in 2018. The increase in research and development expenses is primarily due to additional research and development costs associated with the A2iA Acquisition of $2.5 million and higher personnel-related costs of $0.7 million resulting from our increased headcount in 2019 compared to 2018.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses increased $2.8 million, or 16%, to $19.9 million in 2019 compared to $17.1 million in 2018. As a percentage of revenue, general and administrative expenses decreased to 23% in 2019 from 27% in 2018. The increase in general and administrative expenses is primarily due to additional general and administrative costs associated with the A2iA Acquisition of $1.8 million, higher personnel-related costs of $1.5 million resulting from our increased headcount in 2019 compared to 2018, third-party costs associated with our strategic process of $1.2 million, and higher litigation costs of $0.8 million in 2019 compared to 2018, partially offset by a decrease in executive transition costs of $1.5 million in 2019 compared to 2018 and a $1.0 million insurance settlement received in 2019.
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
Liquidity and Capital Resources
On September 30, 2020, we had $62.0 million in cash and cash equivalents and investments compared to $34.8 million on September 30, 2019, an increase of $27.2 million, or 78%. The increase in cash and cash equivalents and investments was primarily due to net cash provided by operating activities of $24.1 million and net proceeds from the issuance of Common Stock under our equity plan of $4.8 million, favorable foreign currency gains of $0.4 million, and proceeds from other borrowings of $0.2 million, partially offset by repurchases and retirements of Common Stock of $1.0 million, capital expenditures of $0.8 million, payment of acquisition-related contingent consideration of $0.5 million and principal payments on other borrowings of $0.1 million.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2020 was $24.1 million and resulted primarily from net income of $7.8 million adjusted for net non-cash charges of $19.6 million partially offset by unfavorable changes in operating assets and liabilities of $3.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and deferred taxes totaling $9.6 million, $6.4 million, $1.5 million, and $1.9 million, respectively.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $24.7 million during fiscal 2020, which consisted primarily of net purchases of investments of $23.9 million and capital expenditures of $0.8 million.
Net cash used in investing activities was $10.5 million during fiscal 2019, which consisted primarily of net purchases of investments of $9.4 million and capital expenditures of $1.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.4 million during fiscal 2020, which consisted of proceeds from the issuance of equity plan Common Stock of $4.8 million and net proceeds from other borrowings of $0.1 million, partially offset by repurchases and retirements of Common Stock of $1.0 million and payment of acquisition-related contingent consideration of $0.5 million.
Net cash provided by financing activities was $4.4 million during fiscal 2019, which consisted of proceeds from the issuance of equity plan Common Stock of $5.6 million, partially offset by a payment of acquisition-related contingent consideration of $1.0 million and net payments on other borrowings of $0.2 million.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, we arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020, which was subsequently not renewed. There were no borrowings outstanding under the Revolver as of September 30, 2020.
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
At any time prior to the time any Person becomes an Acquiring Person (each, as defined in the Rights Agreement), the Board may redeem the Rights in whole, but not in part, at a price of $0.0001 per Right (the “Redemption Price”). The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.
The Rights will expire on the earlier of (i) the close of business on October 22, 2021, (ii) the time at which the Rights are redeemed, and (iii) the time at which the Rights are exchanged.

Share Repurchase Program
On December 13, 2019, our Board of Directors authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of our Common Stock. The share repurchase program will expire December 16, 2020. The purchases under the share repurchase program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise, in each case, in accordance with applicable laws, rules, and regulations. The timing and actual number of the shares repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. We intend to fund the share repurchases from cash on hand. The share repurchase program does not commit us to repurchase shares of our Common Stock and it may be amended, suspended, or discontinued at any time.
We made purchases of $1.0 million, or approximately 137,000 shares, during fiscal 2020 at an average price of $7.33 per share.
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the CARES Act may have on our business. For the year ended September 30, 2020, the CARES Act has been considered for the income tax provision.
Other Liquidity Matters
On September 30, 2020, we had investments of $42.0 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, commercial paper, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2020, we had $40.0 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term. At September 30, 2019, we had $16.5 million of our available-for-sale securities classified as current and $1.6 million of our available-for-sale securities classified as long-term.
We had working capital of $59.8 million at September 30, 2020 compared to $34.1 million at September 30, 2019.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as of September 30, 2020.
Contractual Obligations
The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$2,243	$3,348	$1,189	$—	$6,780
Other borrowings	87	224	321	90	722
Total	$2,330	$3,572	$1,510	$90	$7,502

Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.2 million per year. In connection with this lease, we received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.3 million (or $0.3 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United

Kingdom lease continues through February 28, 2021, with an annual base rent of approximately £112,200 (or approximately $143,000).
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
Services and Other
Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. We recognize services and other revenue over the period in which such services are performed. Our model typically includes an up-front fee and a periodic commitment from the customer that commences upon completion of the implementation through the remainder of the customer life. The up-front fee is the initial setup fee, or the implementation fee. The periodic commitment includes, but is not limited to, a fixed periodic fee and / or a transactional fee based on system usage that exceeds committed minimums. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of our services, at which point the up-front fee is recognized ratably over the life of the customer arrangement. We do not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
Contract Assets and Liabilities
The Company recognizes revenue when control of the license or transactional SaaS service is transferred to the customer. The Company records a contract asset when the revenue is recognized prior to the date payments become due. Contract assets that are expected to be paid within one year are recorded in current assets on the consolidated balance sheets. All other contract assets are recorded in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue. When the performance obligation is expected to be fulfilled within one year, the deferred revenue is recorded in current liabilities in the consolidated balance sheet. When the performance obligation is expected to be fulfilled beyond one year, the deferred revenue is recorded in non-current liabilities in the consolidated balance sheet. The Company reports net contract asset or liability positions on a customer-by-customer basis at the end of each reporting period.
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
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2020, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets to our market capitalization.
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
Intangible assets with definite lives are amortized over their useful lives. Each period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the fiscal years ended September 30, 2020, 2019, and 2018.
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
Capitalized Software Development Costs
Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the fiscal years ended September 30, 2020 and 2019 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.3 million and $0.2 million of costs related to computer software developed for internal use during the years ended September 30, 2020 and 2019, respectively. The Company recognized $0.4 million and $0.3 million of amortization expense from internal use software during the years ended September 30, 2020 and 2019, respectively.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of September 30, 2020, our marketable securities had remaining maturities between one and twenty months and a fair market value of $42.0 million, representing 25% of our total assets.

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
None.

ITEM  9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
During the fiscal year ended September 30, 2019, we completed the implementation of a new Enterprise Resource Planning (“ERP”) system. In connection with this ERP system implementation, we updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes and accounting procedures. This ERP system implementation did not have an adverse effect on our internal control over financial reporting. There were no changes in internal controls over financial reporting during the fiscal year ended September 30, 2020.

ITEM  9B.    OTHER INFORMATION.
None.

PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.

ITEM  11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2021 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2020.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	*

10.1	Mitek Systems, Inc. 2002 Stock Option Plan.	(7)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan.	(8)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan.	(9)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(10)

10.5	Mitek Systems, Inc. 2020 Incentive Plan and the forms of agreement related thereto.	*

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(10)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.8	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(12)

10.9	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(13)

10.10	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.11	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.12	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.13	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(15)

10.14	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.15	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.16	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.17	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.18	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.19	Form of Executive Severance and Change of Control Plan.	(15)

10.20	Form of Indemnification Agreement.	(4)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017.	(16)

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2018.	(17)

10.23	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2019.	(18)

10.24	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2020.	(19)

10.25	Mitek Systems, Inc. Employee Stock Purchase Plan	(20)

10.24	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(21)

10.25	Lease Termination Agreement, dated July 29, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(21)

10.26	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(22)

10.26	Amendment No.1 to Section 382 Rights Agreement, dated as of February 28, 2019, by and between Mitek Systems, Inc., and Computershare Trust Company, N.A.	(23)

21.1	List of Subsidiaries	*

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
______________________________________________________

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019.
(20)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.

ITEM  16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 7, 2020	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
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

/s/ Scipio Maximus Carnecchia	Chief Executive Officer, Director	December 7, 2020
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ Jeffrey C. Davison	Chief Financial Officer	December 7, 2020
Jeffrey C. Davison	(Principal Financial and Accounting Officer)

/s/ Bruce E. Hansen	Chairman of the Board of Directors	December 7, 2020
Bruce E. Hansen

/s/ William K. Aulet	Director	December 7, 2020
William K. Aulet

/s/ James C. Hale	Director	December 7, 2020
James C. Hale

/s/ Alex W. Hart	Director	December 7, 2020
Alex W. Hart

/s/ Kim S. Stevenson	Director	December 7, 2020
Kim S. Stevenson

/s/ Jane J. Thompson	Director	December 7, 2020
Jane J. Thompson

/s/ Donna Wells	Director	December 7, 2020
Donna Wells

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (“Company”) as of September 30, 2020 and 2019, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases, effective October 1, 2019, under the retrospective method.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2007.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
December 7, 2020

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$19,986	$16,748
Short-term investments	40,035	16,502
Accounts receivable, net	15,612	14,938
Contract assets	5,187	2,350
Prepaid expenses	1,338	1,487
Other current assets	1,968	2,105
Total current assets	84,126	54,130
Long-term investments	1,963	1,552
Property and equipment, net	3,610	4,231
Right-of-use assets	5,407	—
Intangible assets, net	19,289	24,405
Goodwill	35,669	32,636
Deferred income taxes, net	13,484	16,596
Other non-current assets	5,606	2,347
Total assets	$169,154	$135,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,909	$3,555
Accrued payroll and related taxes	8,882	6,410
Deferred revenue, current portion	7,973	5,612
Lease liabilities, current portion	1,819	—
Acquisition-related contingent consideration	753	1,036
Restructuring accrual	—	1,526
Other current liabilities	1,020	1,909
Total current liabilities	24,356	20,048
Deferred revenue, non-current portion	1,597	736
Lease liabilities, non-current portion	5,327	—
Deferred income tax liabilities	4,649	5,555
Other non-current liabilities	982	2,225
Total liabilities	36,911	28,564
Stockholders’ equity
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2020 and 2019	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 41,779,853 and 40,367,456 issued and outstanding, as of September 30, 2020 and 2019, respectively	42	40
Additional paid-in capital	146,518	132,160
Accumulated other comprehensive loss	(323)	(4,061)
Accumulated deficit	(13,994)	(20,806)
Total stockholders’ equity	132,243	107,333
Total liabilities and stockholders’ equity	$169,154	$135,897

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the years ended September 30,
	2020	2019	2018
Revenue
Software and hardware	$54,152	$46,845	$40,698
Services and other	47,158	37,745	22,861
Total revenue	101,310	84,590	63,559
Operating costs and expenses
Cost of revenue—software and hardware	3,303	3,711	3,064
Cost of revenue—services and other	9,889	8,555	5,622
Selling and marketing(1)	27,646	24,550	19,254
Research and development(1)	22,859	21,873	18,118
General and administrative	22,284	19,861	17,067
Acquisition-related costs and expenses	6,575	7,563	8,239
Restructuring costs	(114)	3,067	—
Total operating costs and expenses	92,442	89,180	71,365
Operating income (loss)	8,868	(4,590)	(7,806)
Other income (expense), net	541	602	(935)
Income (loss) before income taxes	9,409	(3,988)	(8,741)
Income tax benefit (provision)	(1,595)	3,264	(3,066)
Net income (loss)	$7,814	$(724)	$(11,807)
Net income (loss) per share—basic	$0.19	$(0.02)	$(0.33)
Net income (loss) per share—diluted	$0.18	$(0.02)	$(0.33)
Shares used in calculating net income (loss) per share—basic	41,410	39,341	35,811
Shares used in calculating net income (loss) per share—diluted	42,533	39,341	35,811
Other comprehensive income (loss)
Net income (loss)	$7,814	$(724)	$(11,807)
Foreign currency translation adjustment	3,635	(3,504)	(723)
Unrealized gain (loss) on investments	103	29	(10)
Other comprehensive income (loss)	$11,552	$(4,199)	$(12,540)

(1) September 30, 2019 and 2018 consolidated statements of operations reflect reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended September 30, 2020, 2019, and 2018
(amounts in thousands)

	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2017	33,724	$34	$78,677	$(17,450)	$147	$61,408
Exercise of stock options	251	—	743	—	—	743
Settlement of restricted stock units	745	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	61	—	382	—	—	382
Acquisition-related shares issued	3,180	3	27,483	—	—	27,486
Stock-based compensation expense	—	—	8,950	—	—	8,950
Amortization of closing shares and earnout shares	—	—	710	—	—	710
Cumulative-effect adjustment from the adoption of ASU 2016-09	—	—	—	8,255	—	8,255
Components of other comprehensive loss:
Net loss	—	—	—	(11,807)	—	(11,807)
Currency translation adjustment	—	—	—	—	(723)	(723)
Change in unrealized gain (loss) on investments	—	—	—	—	(10)	(10)
Total other comprehensive loss						(12,540)
Balance, September 30, 2018	37,961	$38	$116,944	$(21,002)	$(586)	$95,394
Exercise of stock options	1,385	1	4,499	—	—	4,500
Settlement of restricted stock units	881	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	140	—	1,081	—	—	1,081
Stock-based compensation expense	—	—	9,637	—	—	9,637
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	(724)	—	(724)
Currency translation adjustment	—	—	—	—	(3,504)	(3,504)
Change in unrealized gain (loss) on investments	—	—	—	—	29	29
Total other comprehensive loss						(4,199)
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	581	1	3,571	—	—	3,572
Settlement of restricted stock units	819	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	150	—	1,237	—	—	1,237
Stock-based compensation expense	—	—	9,551	—	—	9,551
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive loss:
Net income	—	—	—	7,814	—	7,814
Currency translation adjustment	—	—	—	—	3,635	3,635
Change in unrealized gain (loss) on investments	—	—	—	—	103	103
Total other comprehensive income						11,552
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the years ended September 30,
	2020	2019	2018
Operating activities:
Net income (loss)	$7,814	$(724)	$(11,807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	9,551	9,637	8,950
Amortization of closing shares and earnout shares	—	—	355
Amortization of acquisition-related intangible assets	6,439	7,024	4,023
Depreciation and other amortization	1,504	1,388	615
Accretion and amortization on debt securities and other	63	(134)	(14)
Net change in the estimated fair value of acquisition-related contingent consideration	136	472	1,750
Deferred income taxes	1,903	(3,775)	3,636
Changes in assets and liabilities:
Accounts receivable	(361)	1,564	(5,673)
Contract assets	(6,695)	(1,757)	—
Other assets	173	(769)	(1,676)
Accounts payable	277	28	309
Accrued payroll and related taxes	2,343	(1,529)	2,553
Deferred revenue	3,141	1,125	1,670
Restructuring accrual	(1,562)	1,573	—
Other liabilities	(604)	127	935
Net cash provided by operating activities	24,122	14,250	5,626
Investing activities:
Purchases of investments	(44,725)	(24,410)	(15,391)
Sales and maturities of investments	20,822	14,966	41,018
Payments for business acquisitions, net of cash acquired	—	—	(29,744)
Purchases of property and equipment	(803)	(1,063)	(4,307)
Net cash used in investing activities	(24,706)	(10,507)	(8,424)
Financing activities:
Proceeds from the issuance of equity plan common stock	4,809	5,581	1,125
Repurchases and retirements of common stock	(1,002)	—	—
Payment of acquisition-related contingent consideration	(478)	(1,030)	(1,284)
Proceeds from other borrowings	217	128	—
Principal payments on other borrowings	(143)	(296)	(270)
Net cash provided by (used in) financing activities	3,403	4,383	(429)
Foreign currency effect on cash and cash equivalents	419	(406)	(34)
Net increase (decrease) in cash and cash equivalents	3,238	7,720	(3,261)
Cash and cash equivalents at beginning of period	16,748	9,028	12,289
Cash and cash equivalents at end of period	$19,986	$16,748	$9,028
Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—	$29
Cash paid (received) for income taxes	$(451)	$310	$402
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$103	$29	$(10)

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED September 30, 2020, 2019, AND 2018

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over four billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of September 30, 2020, the Company has been granted 67 patents and it has an additional 20 patent applications pending.
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

Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheet. The Company recorded net gains resulting from foreign exchange translation of $3.6 million for the fiscal year ended September 30, 2020, net losses resulting from foreign exchange translation of $3.5 million for the fiscal year ended September 30, 2019, and net losses resulting from foreign exchange translation of $0.7 million for the fiscal year ended September 30, 2018.
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
Reclassifications
Certain reclassifications have been made to prior year presentation to conform to the current year presentation. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $3.0 million, $2.9 million, and $2.4 million in fiscal years 2020, 2019, and 2018, respectively.
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
The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on premise and transactional software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 2 of the consolidated financial statements for additional details.
Contract Assets and Liabilities
The Company recognizes revenue when control of the license is transferred to the customer. The Company records a contract asset when the revenue is recognized prior to the date payments become due. Contract assets that are expected to be paid within one year are recorded in current assets on the consolidated balance sheets. All other contract assets are recorded in other non-current assets in the consolidated balance sheet. Contract liabilities consist of deferred revenue. When the performance obligation is expected to be fulfilled within one year, the deferred revenue is recorded in current liabilities in the consolidated balance sheet. When the performance obligation is expected to be fulfilled beyond one year, the deferred revenue is recorded in non-current liabilities in the consolidated balance sheet. The Company reports net contract asset or liability positions on a customer-by-customer basis at the end of each reporting period.
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
For the fiscal years ended September 30, 2020, 2019 and 2018, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive (amounts in thousands):

	2020	2019	2018
Stock options	239	1,687	2,806
RSUs	1,519	2,352	2,580
ESPP common stock equivalents	14	74	71
Performance RSUs	32	—	—
Total potentially dilutive common shares outstanding	1,804	4,113	5,457
The calculation of basic and diluted net income (loss) per share for the fiscal years ended September 30, 2020, 2019, and 2018 is as follows (amounts in thousands, except per share data):

	2020	2019	2018
Net income (loss)	$7,814	$(724)	$(11,807)
Weighted-average shares outstanding—basic	41,410	39,341	35,811
Common stock equivalents	1,123	—	—
Weighted-average shares outstanding—diluted	42,533	39,341	35,811
Net income (loss) per share:
Basic	$0.19	$(0.02)	$(0.33)
Diluted	$0.18	$(0.02)	$(0.33)
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds.
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2020, 2019, and 2018.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as long-term on the consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.2 million and $0.1 million of write-offs to the allowance for doubtful accounts for the fiscal years ended September 30, 2020 and 2019, respectively. The Company had no write-offs to the allowance for doubtful accounts for the fiscal year ended September 30, 2018. The Company maintained an allowance for doubtful accounts of $0.2 million and $0.2 million as of September 30, 2020 and 2019, respectively.
Property and Equipment
Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2020 and 2019 (amounts shown in thousands):

	2020	2019
Property and equipment—at cost:
Leasehold improvements	$3,639	$3,575
Equipment	3,545	3,041
Capitalized internal-use software development costs	1,363	1,088
Furniture and fixtures	618	526
	9,165	8,230
Less: accumulated depreciation and amortization	(5,555)	(3,999)
Total property and equipment, net	$3,610	$4,231
Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $1.5 million, $1.4 million, and $0.6 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.1 million, $0.1 million and $0.1 million for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets for the fiscal years ended September 30, 2020, 2019, and 2018.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the fiscal years ended September 30, 2020 and 2019, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material or were not realizable. The Company had no amortization expense from capitalized software costs during the years ended September 30, 2020, 2019, or 2018.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.3 million, $0.2 million, and $0.9 million of costs related to computer software developed for internal use during the years ended September 30, 2020, 2019 and 2018, respectively. The Company recognized $0.4 million, $0.3 million and $0.1 million of amortization expense from internal use software during the years ended September 30, 2020, 2019 and 2018, respectively.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews its goodwill and indefinite-lived intangible assets for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit. No such events or circumstances have occurred since the last impairment assessment was performed.
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believes this represents the best evidence of fair value. In the fourth quarter of fiscal 2020, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of the Company’s common stock, par value $0.001 per share ("Common Stock"). For example, a significant decline in the price of the Common Stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure that when it completes its future reviews of goodwill for impairment, a material impairment charge will not be recorded.
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the fiscal years ended September 30, 2020, 2019, and 2018.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. (“ICAR”). These agreements have repayment periods of five to twelve years and bear no interest. As of September 30, 2020, $0.7 million, was outstanding under these agreements and approximately $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2019, $0.6 million, was outstanding under these agreements and $0.2 million and $0.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $1.6 million, $0.8 million and $0.5 million during the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Research and Development
Research and development costs are expensed in the period incurred.
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the fiscal year ended September 30, 2020, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheet is an accumulated other comprehensive loss of $0.3 million and $4.1 million at September 30, 2020 and 2019, respectively.

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
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 and its related amendments (collectively, known as “ASC 842”) which require lessees to record most leases on the balance sheet but recognize expenses in the income statement in a manner similar to previous guidance. The way in which entities classify leases determines how to recognize lease-related revenue and expenses.
The Company adopted ASC 842 as of October 1, 2019 using the optional transition method and will not adjust the comparative period financial statements for the effects of the new standard or make the new, expanded required disclosures for periods prior to the adoption date. Accordingly, the results for the twelve months ended September 30, 2019 continue to be reported under the accounting guidance, ASC Topic 840, Leases (“ASC 840”), in effect for that period. The Company elected to use the package of practical expedients to not reassess: (i) whether any expired or existing contracts are or contain leases, (ii) lease classification for any expired or existing leases, and (iii) initial direct costs for any existing leases. The Company also elected the practical expedient not to separate the non-lease components of a contract from the lease component to which they relate. In addition, the Company made an accounting policy election that will keep leases with an initial term of twelve months or less off the consolidated balance sheet. The adoption of ASC 842 had a material impact on the consolidated balance sheet as of October 1, 2019, and resulted in the recognition of $8.2 million of lease liabilities and $6.8 million of right-of-use (“ROU”) assets for those leases classified as operating leases. The adoption of ASC 842 did not have a material impact on the Company’s consolidated statements of operations and other comprehensive income (loss) or consolidated statements of cash flows. See Note 9 of the consolidated financial statements for additional details.
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
ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and auto leases. ROU assets and lease liabilities are recognized at commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current secured borrowing rate. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 9 of the consolidated financial statements for additional details.
Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease term at the commencement date. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet. Operating leases are included in Right-of-use-assets, Lease liabilities, current portion and Lease liabilities, non-current portion on our consolidated balance sheet. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. We account for substantially all lease and related non-lease components together as a single lease component. Operating lease expense is recognized on a straight-line basis over the lease term.
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
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires entities to use a Current Expected Credit Loss model which is a new impairment model based on expected losses rather than incurred losses. Under this model, an entity would recognize an impairment allowance equal to its current estimate of all contractual cash flows that the entity does not expect to collect from financial assets measured at amortized cost. The entity’s estimate would consider relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for interim and annual reporting periods beginning after December 31, 2019 with early adoption permitted for annual reporting periods beginning after December 31, 2018. The Company does not expect the adoption of ASU 2016-13 to have a material impact on its consolidated financial statements.
No other new accounting pronouncement issued or effective during the year ended September 30, 2020 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2020	2019	2018
Major product category
Deposits software and hardware	$49,765	$41,860	$33,071
Deposits services and other	17,965	15,170	8,437
Deposits revenue	67,730	57,030	41,508
Identity verification software and hardware	4,387	4,985	7,627
Identity verification services and other	29,193	22,575	14,424
Identity verification revenue	33,580	27,560	22,051
Total revenue	$101,310	$84,590	$63,559

Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2020	September 30, 2019
Contract assets, current	$5,187	$2,350
Contract assets, non-current	4,468	581
Contract liabilities (deferred revenue), current	7,973	5,612
Contract liabilities (deferred revenue), non-current	1,597	736
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a customer-by-customer basis at the end of each reporting period. The Company recognized $3.9 million and $4.4 million of revenue during the twelve months ended September 30, 2020 and 2019, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $1.5 million and $1.5 million at September 30, 2020 and September 30, 2019, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $0.8 million and $0.6 million during the years ended September 30, 2020 and 2019, respectively. There were no impairment losses recognized during the years ended September 30, 2020 and 2019 related to capitalized contract costs.

3. BUSINESS COMBINATIONS
A2iA Group II, S.A.S.
On May 23, 2018, the Company acquired all of the issued and outstanding shares of A2iA Group II, S.A.S. (“A2iA”), a simplified joint stock company formed under the laws of France, pursuant to a share purchase agreement, by and among the Company, each of the holders of outstanding shares of A2iA and Andera Partners, S.C.A., as representative of the sellers (the “A2iA Acquisition”). A2iA is a software development organization focused on delivering specialized and highly intelligent data extraction tools that enable customers to optimize their data capture, document processing, and workflow automation capabilities. Upon completion of the A2iA Acquisition, A2iA became a direct wholly owned subsidiary of the Company. The A2iA Acquisition extends Mitek’s global leadership position in both mobile check deposit and digital identity verification and combines the two market leaders in document recognition and processing.
As consideration for the A2iA Acquisition, the Company (i) made a cash payment of $26.8 million, net of cash acquired; (ii) issued 2,514,588 shares, or $21.9 million, of the Company’s Common Stock; and (iii) incurred transaction related liabilities of $0.2 million.
The Company incurred $2.2 million of expense in fiscal year 2018 in connection with the A2iA Acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
On May 23, 2018, the Company deposited $0.7 million of the cash payment and 508,479 shares, or $4.4 million, of Common Stock into an escrow fund to serve as collateral and partial security for certain indemnification rights of the Company. The escrow fund was maintained for 24 months following the completion of the A2iA Acquisition and no claims were made against the escrow fund.
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
On October 16, 2017, the Company deposited $1.5 million of cash into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights. In April 2018, the Q4 Consideration of $1.5 million was deposited into the escrow fund. As a result of the achievement of earnout targets during fiscal 2018, the Company paid $1.8 million in January 2019. The Company extended the period over which the remaining $1.8 million of Earnout Consideration is earned. $1.1 million of the Earnout Consideration was paid during second quarter of fiscal 2020 based on the achievement of revenue and income targets earned during fiscal 2019. The remaining portion of the Earnout Consideration of $0.8 million will be paid out during the second quarter of fiscal 2021 due to the achievement of certain revenue, income, development and corporate targets during fiscal 2020. During the first quarter of fiscal 2020, the Company released all escrow funds, excluding $1.0 million which is being held for any potential settlement relating to the claims which may arise from the litigation which was brought on by Global Equity & Corporate Consulting, S.L. against ICAR as more fully described in Note 9.
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
The following table summarizes the Company’s unaudited pro forma financial information is presented as if the acquisitions occurred on October 1, 2017 (amounts shown in thousands):

	For the years ended September 30,
	2020	2019	2018
Pro forma revenue	$101,310	$86,206	$78,130
Pro forma net income (loss)	$7,814	$889	$(12,268)
For the year ended September 30, 2018, revenue of $9.1 million and a net loss of $5.3 million from the A2iA and ICAR businesses since the respective acquisition dates are included in the Company's consolidated statements of operations.

4. RESTRUCTURING
Subsequent to the A2iA Acquisition, the Company evaluated A2iA’s operations and determined that the market for certain products was small and lacking growth opportunity and that its products were not core to Mitek’s strategy, nor were they profitable for the Company. In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring of A2iA’s Paris operations in June 2019, which included, among other things, ceasing the sale of certain A2iA products and offerings and a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs. As the restructuring plan has been completed, the Company reversed the remaining accrued costs in the fourth quarter of fiscal 2020.
The following table summarizes changes in the restructuring accrual during the year ended September 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,526
Accrual reversed	(114)
Payments	(1,412)
Foreign currency effect on the restructuring accrual	—
Balance at September 30, 2020	$—

5. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2020 and 2019, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the fiscal years ended September 30, 2020, 2019, and 2018. There were no realized gains or losses from the sale of available-for-sale securities during the years ended September 30, 2020 and 2019. The Company recorded a net realized loss from the sale of available-for-sale securities of $49,000 during the year ended September 30, 2018.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The following tables summarize investments by type of security as of September 30, 2020 and 2019, respectively (amounts shown in thousands):

September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,245	$38	$—	$10,283
Asset-backed securities, short-term	4,723	36	—	4,759
Corporate debt securities, short-term	24,956	37	—	24,993
Corporate debt securities, long-term	1,966	—	(3)	1,963
Total	$41,890	$111	$(3)	$41,998

September 30, 2019:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,240	$2	$—	$4,242
Corporate debt securities, short-term	12,258	2	—	12,260
U.S. Treasury, long-term	1,102	—	(1)	1,101
Corporate debt securities, long-term	451	—	—	451
Total	$18,051	$4	$(1)	$18,054
Fair Value Measurements and Disclosures
FASB ASC Topic 820, Fair Value Measurements (“ASC 820”) defines fair value, establishes a framework for measuring fair value under GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. ASC 820 describes a fair value hierarchy based on the following three levels of inputs that may be used to measure fair value, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which consists of the following:
•Level 1—Quoted prices in active markets for identical assets or liabilities;
•Level 2—Inputs other than Level 1 inputs that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and
•Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2020 and 2019, respectively (amounts shown in thousands):

September 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$10,283	$10,283	$—	$—
Asset-backed securities	4,759	—	4,759	—
Corporate debt securities
Financial	7,695	—	7,695	—
Industrial	1,924	—	1,924	—
Commercial paper
Financial	13,479	—	13,479	—
Industrial	1,895	—	1,895	—
Total short-term investments at fair value	40,035	10,283	29,752	—
Long-term investments:
U.S. Treasury	—	—	—	—
Asset-backed securities	—	—	—	—
Corporate debt securities
Financial	977	—	977	—
Industrial	986	—	986	—
Total assets at fair value	$41,998	$10,283	$31,715	$—
Liabilities:
Acquisition-related contingent consideration	753	—	—	753
Total liabilities at fair value	$753	$—	$—	$753

September 30, 2019:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,242	$4,242	$—	$—
Corporate debt securities
Financial	2,503	—	2,503	—
Industrial	1,371	—	1,371	—
Commercial paper
Financial	5,560	—	5,560	—
Industrial	2,826	—	2,826	—
Total short-term investments at fair value	16,502	4,242	12,260	—
Long-term investments:
U.S. Treasury	1,101	1,101	—	—
Corporate debt securities
Financial	451	—	451	—
Industrial	—	—	—	—
Total assets at fair value	$18,054	$5,343	$12,711	$—
Liabilities:
Acquisition-related contingent consideration	1,601	—	—	1,601
Total liabilities at fair value	$1,601	$—	$—	$1,601
As of September 30, 2020, total acquisition-related contingent consideration related to the ICAR Acquisition of $0.8 million is recorded in acquisition-related contingent consideration and other non-current liabilities, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the year ended September 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$1,601
Expenses recorded due to changes in fair value	136
Payment of contingent consideration	(1,049)
Foreign currency effect on contingent consideration	65
Balance at September 30, 2020	$753

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has goodwill balances of $35.7 million and $32.6 million at September 30, 2020 and 2019, respectively, representing the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350. The following table summarizes changes in the balance of goodwill during the year ended September 30, 2020 (amounts shown in thousands):

Balance at September 30, 2019	$32,636
Other adjustments(1)	806
Foreign currency effect on goodwill	2,227
Balance at September 30, 2020	$35,669

(1) During the three months ended December 31, 2019, the Company determined that it had incorrectly classified $0.8 million of contract assets in its fair value estimate associated with the A2iA Acquisition. This asset was incorrectly recorded as other non-current assets with an offset to goodwill on the Company’s consolidated balance sheet during the three months ended June 30, 2018 and subsequent financial statements. The Company has determined that the adjustment was not material to any previously reported financial statements. Therefore, the consolidated balance sheet as of September 30, 2020 has been adjusted
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from two to seven years. Intangible assets as of September 30, 2020 and 2019 are summarized as follows (amounts shown in thousands, except for years):

September 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,416	$10,925
Customer relationships	4.8 years	17,628	9,390	8,238
Trade names	4.5 years	618	492	126
Total intangible assets		$38,587	$19,298	$19,289

September 30, 2019:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$7,104	$13,237
Customer relationships	4.8 years	17,628	6,701	10,927
Trade names	4.5 years	618	377	241
Total intangible assets		$38,587	$14,182	$24,405

Amortization expense related to acquired intangible assets was $6.4 million, $7.0 million, and $4.0 million for fiscal years ended September 30, 2020, 2019, and 2018, respectively and is recorded in acquisition-related costs and expenses in the consolidated statements of operations.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2021	$6,368
2022	5,956
2023	3,909
2024	1,857
2025	1,199
Thereafter	—
Total	$19,289

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the fiscal years ended September 30, 2020, 2019, and 2018, which were allocated as follows (amounts shown in thousands):

	2020	2019	2018
Cost of revenue	$267	$207	$78
Selling and marketing	2,528	2,554	2,383
Research and development	2,802	2,426	2,074
General and administrative	3,954	4,450	4,415
Stock-based compensation expense included in expenses	$9,551	$9,637	$8,950
The fair value calculations for stock-based compensation awards to employees for the fiscal years ended September 30, 2020, 2019, and 2018 were based on the following assumptions:

	2020	2019	2018
Risk-free interest rate	1.35% – 1.35%	1.85% – 3.08%	2.04%
Expected life (years)	5.78	5.43	5.15
Expected volatility	48%	57%	60%
Expected dividends	—	—	—
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
As of September 30, 2020, the Company had $17.9 million of unrecognized compensation expense related to outstanding RSUs, stock options, and ESPP shares expected to be recognized over a weighted-average period of approximately 2.3 years.
2012 Incentive Plan
In January 2012, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2012 Incentive Plan (the “2012 Plan”), upon the recommendation of the compensation committee of the Board. On March 10, 2017, the Company’s stockholders approved the amendment and restatement of the 2012 Plan. The total number of shares of Common Stock reserved for issuance under the 2012 Plan is 9,500,000 shares plus that number of shares of Common Stock that would otherwise return to the available pool of unissued shares reserved for awards under its 1999 Stock Option Plan, 2000 Stock Option Plan, 2002 Stock Option Plan, 2006 Stock Option Plan, and 2010 Stock Option Plan (collectively, the “plans prior to the 2012 Plan”). As of September 30, 2020, (i) stock options to purchase 844,066 shares of Common Stock and 1,802,094 RSUs were outstanding under the 2012 Plan, and no shares of Common Stock were reserved for future grants under the 2012 Plan and (ii) stock options to purchase an aggregate of 8,650 shares of Common Stock were outstanding under the plans prior to the 2012 Plan.
2020 Incentive Plan
In January 2020, the Board adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of September 30, 2020, (i) 348,859 RSUs and 353,556 Performance RSUs were outstanding under the 2020 Plan, and 3,816,753 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 852,716 shares of Common Stock and 1,802,094 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2020, (i) 350,674 shares have been issued to participants pursuant to the ESPP and (ii) 649,326 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.4 million in stock-based compensation expense related to the ESPP during each of the years ended September 30, 2020 and 2019.

Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000    shares. As of September 30, 2020, (i) 428,094 RSUs were outstanding under the Director Plan and (ii) 287,385 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the fiscal years ended September 30, 2020, 2019, and 2018:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2017	2,845,866	$4.21	5.4
Granted	299,397	$8.60
Exercised	(250,823)	$2.96
Canceled	(88,076)	$5.23
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	409,368	$9.59
Exercised	(1,384,647)	$3.25
Canceled	(144,183)	$6.62
Outstanding at September 30, 2019	1,686,902	$7.00	5.4
Granted	92,610	$9.49
Exercised	(580,861)	$6.15
Canceled	(36,146)	$10.76
Outstanding at September 30, 2020	1,162,505	$7.51	6.1
Vested and Expected to Vest at September 30, 2020	1,162,505	$7.51	6.1
Exercisable at September 30, 2020	775,861	$6.54	5.0
The Company recognized $0.7 million, $0.7 million, and $1.4 million in stock-based compensation expense related to outstanding stock options in the fiscal years ended September 30, 2020, 2019, and 2018, respectively. As of September 30, 2020, the Company had $1.6 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately three years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the fiscal years ended September 30, 2020, 2019, and 2018 was $2.5 million, $11.1 million, and $1.4 million, respectively. The per-share weighted-average fair value of options granted during the fiscal years ended September 30, 2020, 2019, and 2018 was $4.32, $5.07, and $4.56, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2020 and 2019, was $6.1 million and $4.9 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans in the fiscal years ended September 30, 2020, 2019, and 2018:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2017	2,357,021	$5.65
Granted	1,184,906	$8.54
Settled	(745,197)	$5.26
Canceled	(216,554)	$7.39
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	1,147,976	$9.67
Settled	(881,420)	$6.53
Canceled	(494,245)	$7.70
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	1,394,869	$7.39
Settled	(818,665)	$7.82
Canceled	(266,748)	$8.26
Outstanding at September 30, 2020	2,661,943	$7.95
The cost of RSUs is determined using the fair value of the Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $6.9 million, $6.8 million, and $5.9 million in stock-based compensation expense related to outstanding RSUs in the fiscal years ended September 30, 2020, 2019, and 2018, respectively. As of September 30, 2020, the Company had approximately $13.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance Restricted Stock Units
Pursuant to the 2020 Plan, the Company granted a performance-based restricted stock unit award (“Performance RSUs”) to certain members of the Company’s senior leadership team including the Chief Executive Officer. The Performance RSUs are subject to vesting based on a performance-based condition and a service-based condition. The Performance RSU will vest over four years in a percentage of the target number of shares between 0 and 100%, depending on the extent the performance condition is achieved. The following table summarizes Performance RSU activity under the Company’s equity plans in the fiscal years ended September 30, 2020, 2019, and 2018:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2017	2,100,000	$7.71
Granted	—	$—
Exercised	—	$—
Canceled	(57,183)	$9.45
Outstanding at September 30, 2018	2,042,817	$7.66
Granted	—	$—
Exercised	—	$—
Canceled	(320,266)	$7.11
Outstanding at September 30, 2019	1,722,551	$7.76
Granted	353,556	$6.06
Exercised	—	$—
Canceled	(1,722,551)	$7.76
Outstanding at September 30, 2020	353,556	$6.06
There were 353,556 Performance RSUs outstanding as of September 30, 2020. The Company recognized $0.7 million, $1.0 million, and $1.5 million in stock-based compensation expense related to outstanding Performance RSUs in the fiscal years ended September 30, 2020, 2019, and 2018, respectively. As of September 30, 2020, the Company had $1.4 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 1.7 years. During the year ended September 30, 2020, the Company cancelled 1,722,551 of previously issued Performance RSUs as the performance criteria were not met during the performance period.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least three years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the change of control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.8 million and $0.7 million in stock-based compensation expense related to outstanding Performance Options in the years ended September 30, 2020 and 2019, respectively. As of September 30, 2020, the Company had $0.9 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 1.1 years.
Closing Shares
On June 17, 2015, the Company completed the acquisition of ID Checker NL B.V., a company incorporated under the laws of The Netherlands (“IDC NL”), and ID Checker, Inc., a California corporation and wholly owned subsidiary of IDC NL (“IDC Inc.” and together with IDC NL, “ID Checker”). In connection with the closing of this acquisition, the Company issued to the Sellers 712,790 shares of Common Stock (the "Closing Shares"). Vesting of these shares is subject to the continued employment of the founders of ID Checker and occurs over a period of 27 months from the date of issuance. The cost of the Closing Shares was determined using the fair value of the Common Stock on the award date, and the stock-based compensation is recognized ratably over the 27 month vesting period. Stock-based compensation expense related to the Closing Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company recognized no stock-based compensation expense related to the Closing Shares in the years ended September 30, 2020, 2019, and 2018.
Earnout Shares
In connection with the acquisition of ID Checker, the Company issued 137,306 shares of Common Stock (the "Earnout Shares") to the Sellers for achievement by ID Checker of certain revenue targets for the nine-month period ended September 30, 2015. Additionally, 81,182 Earnout Shares were earned by the Sellers for achievement by ID Checker of certain revenue targets for the twelve-month period ended September 30, 2016. The Company estimated the fair value of the Earnout Shares using the Monte-Carlo simulation (using the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the performance targets, and a 10 trading day average stock price). In November 2017, a contingency triggered the immediate vesting of all Earnout Shares, resulting in an acceleration of all stock-based compensation related to the Earnout Shares. Stock-based compensation expense related to the Earnout Shares is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss). The Company did not recognize any stock-based compensation expense related to the Earnout Shares for each of the years ended September 30, 2020 and 2019. The Company recognized $0.4 million in stock-based compensation expense related to the Earnout Shares for the year ended September 30, 2018.
Share Repurchase Program
On December 13, 2019, the Board authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of the Company’s Common Stock. The share repurchase program will expire December 16, 2020. The purchases under the share repurchase program may be made from time to time in the open market, through block trades, 10b5-1 trading plans, privately negotiated transactions or otherwise, in each case, in accordance with applicable laws, rules, and regulations. The timing and actual number of the shares repurchased will depend on a variety of factors including price, market conditions, and corporate and regulatory requirements. The Company intends to fund the share repurchases from cash on hand. The share repurchase program does not commit the Company to repurchase shares of its Common Stock and it may be amended, suspended, or discontinued at any time.
The Company made purchases of $1.0 million, or approximately 137,000 shares, during the fiscal year ended September 30, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of September 30, 2020 and the repurchased shares were retired.
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

8. INCOME TAXES
Provision for Income Taxes
Income (loss) before income taxes for the years ended September 30, 2020, 2019, and 2018 is comprised of the following (amounts shown in thousands):

	2020	2019	2018
Domestic	$11,071	$8,992	$(1,584)
Foreign	(1,662)	(12,980)	(7,157)
Total	$9,409	$(3,988)	$(8,741)

For the years ended September 30, 2020, 2019, and 2018 the income tax benefit (provision) was as follows (amounts shown in thousands):

	2020	2019	2018
Federal—current	$—	$(117)	$(87)
Federal—deferred	(2,182)	639	(4,537)
State—current	(46)	(438)	(26)
State—deferred	67	515	773
Foreign—current	(436)	594	(270)
Foreign—deferred	1,002	2,071	1,081
Total	$(1,595)	$3,264	$(3,066)
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2020 and 2019 are as follows (amounts shown in thousands):

	2020	2019
Deferred tax assets:
Stock-based compensation	$2,503	$2,646
Net operating loss carryforwards	5,931	9,419
Research credit carryforwards	6,264	5,570
Lease liability	1,091	—
Intangibles	300	58
Other, net	—	90
Total deferred assets	16,089	17,783
Deferred tax liabilities:
Right of use asset	(726)	—
Foreign deferred liabilities	(5,756)	(5,811)
Other, net	(62)	—
Net deferred tax asset	9,545	11,972
Valuation allowance for net deferred tax assets	(710)	(931)
Net deferred tax asset	$8,835	$11,041
The net change in the total valuation allowance for the fiscal years ended September 30, 2020 and 2019 was a decrease of $0.2 million and an increase of $0.5 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets may be realized for all deferred tax assets with the exception of the net foreign deferred tax assets at Mitek Systems B.V, which the Company has recorded a full valuation allowance.
As of September 30, 2020, the Company has available net operating loss carryforwards of $16.0 million for federal income tax purposes. The Company did not generate any net operating losses in the fiscal year ended September 30, 2020. Of the remaining net operating losses, $2.2 million can be carried forward indefinitely, and $13.8 million, which were generated prior to the fiscal year 2020, will start to expire in 2032 unless previously utilized. The net operating losses for state purposes are $28.1 million, which will begin to expire in 2028. As of September 30, 2020, the Company has available federal research and development credit carryforwards, net of reserves, of $3.2 million. The federal research and development credits will start to expire in 2022. As of September 30, 2020, the Company has available California research and development credit carryforwards, net of reserves, of $2.8 million, which do not expire.
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

Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the years ended September 30, 2020, 2019, and 2018 (amounts shown in thousands):

	2020	2019	2018
Amount computed using statutory rate	$(1,977)	$841	$2,122
Net change in valuation allowance for net deferred tax assets	221	(459)	(367)
Other	—	—	(191)
Foreign rate differential	86	664	22
Non-deductible items	(178)	(151)	(276)
State income tax	(205)	(370)	50
Impact of tax reform on deferred taxes	—	—	(4,901)
Research and development credits	897	1,694	475
Foreign income tax	10	(494)	—
Stock compensation, net	(449)	1,539	—
Income tax benefit (provision)	$(1,595)	$3,264	$(3,066)
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the fiscal years ended September 30, 2020, 2019, and 2018 (amounts shown in thousands):

	2020	2019	2018
Gross unrecognized tax benefits at the beginning of the year	$1,607	$1,321	$1,181
Additions from tax positions taken in the current year	203	213	140
Additions from tax positions taken in prior years	—	73	—
Reductions from tax positions taken in prior years	—	—	—
Tax settlements	—	—	—
Gross unrecognized tax benefits at end of the year	$1,810	$1,607	$1,321
Of the total unrecognized tax benefits at September 30, 2020, $1.8 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2020, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to income taxation in the U.S. at the federal and state levels. All tax years are subject to examination by U.S., California, and other state tax authorities due to the carryforward of unutilized net operating losses and tax credits. The Company is also subject to foreign income taxes in the countries in which it operates. The examination of the Company’s U.S. federal tax return for the year ended September 30, 2017 was completed during the fourth quarter of fiscal 2020. To our knowledge, the Company is not currently under examination by any other taxing authorities.
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. government enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Cuts and Jobs Act"). The Tax Cuts and Jobs Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. federal corporate tax rate from a maximum of 35% to a flat 21%, effective January 1, 2018.
In conjunction with the tax law changes, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, the Company completed the accounting for the remeasurement of deferred tax assets and liabilities in the year ended September 30, 2020, which included the period of enactment. Additionally, for the fiscal year ended September 30, 2020, the entire fiscal year’s activity was under the 21% tax rate.
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the CARES Act may have on our business. For the year ended September 30, 2020, the CARES Act has been considered for the income tax provision.

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.2 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2020, the unamortized balance of the lease incentives was $0.5 million, of which $0.1 million has been included in other current liabilities and $0.4 million has been included in other non-current liabilities.
The Company’s other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through July 31, 2021, with an annual base rent of approximately €0.4 million (or $0.4 million). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €0.3 million (or $0.3 million). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $0.2 million. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €0.1 million (or $0.1 million). The term of the London, United Kingdom lease continues through February 28, 2021, with an annual base rent of approximately £112,200 (or approximately $143,000).
Other than the lease for office space in San Diego, California, the Company does not believe that the leases for the offices are material to the Company. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
The Company’s leases have remaining terms of 1 to 8 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. As of September 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 4.4 years and the weighted-average discount rate was 4.7%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of September 30, 2020, the Company had operating ROU assets of $5.4 million. Total operating lease liabilities of $7.1 million were comprised of current lease liabilities of $1.8 million and non-current lease liabilities of $5.3 million.
The Company recognized $2.2 million of operating lease costs in the twelve months ended September 30, 2020. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss). Rent expense for the Company’s operating leases for its facilities for the years ended September 30, 2020, 2019, and 2018 totaled $2.2 million, $2.1 million and $1.7 million, respectively.
The Company paid $1.7 million in operating cash flows for operating leases in the twelve months ended September 30, 2020.
Maturities of our operating lease liabilities as of September 30, 2020 were as follows (amounts shown in thousands):

Operating leases
2021	$2,100
2022	1,721
2023	1,721
2024	1,388
2025	301
Thereafter	672
Total lease payments	7,903
Less: amount representing interest	(757)
Present value of future lease payments	$7,146

As determined under ASC 840, the future minimum lease payments related to lease agreements with a remaining noncancelable term in excess of one year, as of September 30, 2019 were as follows:

Operating leases
2020	$1,641
2021	2,157
2022	1,777
2023	1,550
2024	1,151
2025	36
Thereafter	—
Total minimum lease payments	$8,312
Claim Against ICAR
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the sale of the shares in ICAR to Mitek Holding B.V. ICAR responded to the claim on September 7, 2018 and the court process is ongoing but has been delayed as a consequence of the COVID-19 pandemic.
The amount claimed is €0.8 million (or $0.9 million), plus the interest accrued during the court proceedings.
Pursuant and subject to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
Third-Party Claims Against Our Customers
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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by

USAA were infringed by Wells Fargo’s remote deposit capture system. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. The jury verdicts are subject to post-trial motions and appeal by Wells Fargo. The Wells Lawsuits are ongoing and no final judgments or awards have been made to date. Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent or the ‘779 Patent were unpatentable. Wells Fargo can request rehearing of these decisions and/or appeal the decisions to the U.S. Court of Appeals for the Federal Circuit. The PTAB is still considering the final Wells Fargo IPR petition (for the ‘517 patent) and has not yet issued a final written decision.
On September 30, 2020, USAA filed suit against PNC Bank (the “PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the PNC Lawsuit. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA.
While neither the Wells Lawsuits nor the PNC Lawsuit name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe USAA’s U.S. Patent Nos. 8,699,779 (the “’779 Patent”); 9,336,517 (the “’517 Patent”); 9,818,090 (the “’090 Patent”); and 8,977,571 (the “’571 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred Mitek’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On July 15, 2020, the court in the Eastern District of Texas held a hearing on USAA’s motion to dismiss, but has not yet issued a ruling. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of three of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The PTAB has not yet decided whether it will institute the final IPR petition. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the denied IPR petition for the ‘090 Patent. The Company is evaluating all of it options with respect to the remaining petitions, including requests for rehearing and POP review.
The Company incurred legal fees of $3.2 million in the fiscal year ended September 30, 2020 related to third-party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on purported Urban FT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five purported UrbanFT patents. UrbanFT filed an answer to the complaint but did not file any cross-claims for infringement. UrbanFT later amended its answer to assert infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents now asserted by UrbanFT are invalid in addition to being not infringed. During the course of the litigation, the Company learned that a judgment had been entered against UrbanFT’s affiliates and its predecessor owner in which an Oregon court ordered that the patents in issue revert to a prior owner because UrbanFT’s affiliates did not pay the purchase price owed to the prior owner. Pleadings were closed on April 28, 2020. On September 8, 2020, the Company filed a motion for summary judgment on its breach of contract claim, and on September 15, 2020, the district court issued an order to show cause regarding jurisdiction over patent issues given the Oregon judgment. The Company’s summary judgment and the patent jurisdiction issues are fully briefed to the court. All trial and other dates have been vacated pending these rulings. The Company intends to vigorously pursue its claims and defend against any claims of infringement.

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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 50% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $420,000, $231,000, and $123,000 for the fiscal years ended September 30, 2020, 2019, and 2018, respectively.
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million and (ii) Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020 which was subsequently not renewed. There were no borrowings outstanding under the Revolver as of September 30, 2020.

10. REVENUE CONCENTRATION
Revenue Concentration
For the year ended September 30, 2020, the Company derived revenue of $15.8 million from one customer, with such customer accounting for 16% of the Company’s total revenue. For the year ended September 30, 2019, the Company derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10% of the Company's total revenue. For the year ended September 30, 2018, the Company derived revenue of $20.0 million from two customers, with such customers accounting for 22% and 10% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.5 million, $5.4 million, and $5.7 million at September 30, 2020, 2019, and 2018, respectively.
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
International sales accounted for approximately 24%, 31%, and 27% of the Company’s total revenue for the years ended September 30, 2020, 2019, and 2018, respectively. From a geographic perspective, approximately 66% and 68% of the Company’s total long-term assets as of September 30, 2020 and 2019, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 15% and 12% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2020 and 2019, respectively, are associated with the Company’s international subsidiaries.

11. QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for 2020, 2019, and 2018 (shown in thousands except per share data):

	2020
	1	2	3	4
Revenue	$22,067	$23,192	$25,413	$30,638
Cost of revenue	2,933	3,186	3,496	3,577
Operating expenses	18,835	18,941	20,483	20,991
Operating income	299	1,065	1,434	6,070
Other income, net	303	32	145	61
Income tax provision	(41)	(188)	(231)	(1,135)
Net income	$561	$909	$1,348	$4,996
Net income per share:
Net income per share—basic	$0.01	$0.02	$0.03	$0.12
Net income per share—diluted	$0.01	$0.02	$0.03	$0.12
Shares used in calculating net income per share—basic	40,615	41,022	41,483	41,770
Shares used in calculating net income per share—diluted	41,828	42,028	42,428	43,101

	2019
	1	2	3	4
Revenue	$17,683	$19,983	$21,906	$25,018
Cost of revenue	2,878	2,991	3,168	3,229
Operating expenses	19,365	18,642	21,647	17,260
Operating income (loss)	(4,560)	(1,650)	(2,909)	4,529
Other income, net	14	140	98	350
Income tax benefit (provision)	1,355	794	2,712	(1,597)
Net income (loss)	$(3,191)	$(716)	$(99)	$3,282
Net income (loss) per share:
Net income (loss) per share—basic	$(0.08)	$(0.02)	$—	$0.08
Net income (loss) per share—diluted	(0.08)	(0.02)	—	0.08
Shares used in calculating net income (loss) per share—basic	38,247	38,926	39,936	40,252
Shares used in calculating net income (loss) per share—diluted	38,247	38,926	39,936	41,635

	2018
	1	2	3	4
Revenue	$12,136	$14,277	$16,109	$21,037
Cost of revenue	1,617	1,717	2,678	2,674
Operating expenses	12,831	13,825	16,294	19,729
Operating loss	(2,312)	(1,265)	(2,863)	(1,366)
Other income (expense), net	190	204	(1,351)	22
Income tax benefit (provision)	(3,614)	(99)	1,430	(783)
Net loss	$(5,736)	$(1,160)	$(2,784)	$(2,127)
Net loss per share:
Net loss per share—basic and diluted	$(0.17)	$(0.03)	$(0.08)	$(0.06)
Shares used in calculating net loss per share—basic and diluted	34,207	34,976	36,190	37,858