Form 10-K/A
period 2020-09-30
MITEK SYSTEMS INC
filed 2020-12-11
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
Mitek Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended September 30, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 7, 2020 (the “Original Filing”), solely to amend the Exhibits contained in Item 15(a)(3) of Part IV of the Original Filing to include Exhibit 10.28, Mitek Systems, Inc. Directors Deferral Plan, which was inadvertently omitted in the Original Filing and to specifically identify those exhibits which are management contracts, compensatory plans or arrangements.
This Amendment is an exhibit-only filing. Except as described above, no changes have been made to the Original Filing and this Amendment does not modify, amend, or update in any way any of the financial or other information contained in the Original Filing. This Amendment does not reflect events that may have occurred subsequent to December 7, 2020. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.
Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), currently dated certifications are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment and this Amendment does not contain any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
No financial statements are filed with this Amendment. These items were included as part of the Original Filing.
(a)(2) Financial Statement Schedules
These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(6)

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	(24)

10.1#	Mitek Systems, Inc. 2002 Stock Option Plan.	(7)

10.2#	Mitek Systems, Inc. 2006 Stock Option Plan.	(8)

10.3#	Mitek Systems, Inc. 2010 Stock Option Plan.	(9)

10.4#	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(10)

10.5#	Mitek Systems, Inc. 2020 Incentive Plan and the forms of agreement related thereto.	(24)

10.6#	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(10)

10.7#	Mitek Systems, Inc. 401(k) Savings Plan.	(11)

10.8#	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(12)

10.9#	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(13)

10.10#	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(11)

10.11#	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.12#	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(14)

10.13#	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(15)

10.14#	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.15#	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.16#	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.17#	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.18#	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(12)

10.19#	Form of Executive Severance and Change of Control Plan.	(15)

10.20#	Form of Indemnification Agreement.	(4)

10.21#	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017.	(16)

10.22#	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2018.	(17)

10.23#	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2019.	(18)

10.24#	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2020.	(19)

10.25#	Mitek Systems, Inc. Employee Stock Purchase Plan	(20)

10.24	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(21)

10.25	Lease Termination Agreement, dated July 29, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(21)

10.26	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(22)

10.27	Amendment No.1 to Section 382 Rights Agreement, dated as of February 28, 2019, by and between Mitek Systems, Inc., and Computershare Trust Company, N.A.	(23)

10.28#	Mitek Systems, Inc. Directors Deferral Plan	*

21.1	List of Subsidiaries	(24)

23.1	Consent of Mayer Hoffman McCann P.C.	(24)

24.1	Power of Attorney.	(24)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2
Certification of Chief Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934. Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
		*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(24)

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	(24)

101.SCH	XBRL Taxonomy Extension Schema Document.	(24)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	(24)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	(24)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	(24)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	(24)
______________________________________________________

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
#	Management contract, compensatory plan or arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(8)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(11)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019.
(20)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 7, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 11, 2020	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer
(Principal Executive Officer)