Form 10-Q
period 2020-12-31
MITEK SYSTEMS INC
filed 2021-02-01
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 42,687,378 shares of the registrant’s common stock outstanding as of January 31, 2021.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2020

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2020 (Unaudited)	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$26,723	$19,986
Short-term investments	40,238	40,035
Accounts receivable, net	12,714	15,612
Contract assets	4,465	5,187
Prepaid expenses	1,473	1,338
Other current assets	1,838	1,968
Total current assets	87,451	84,126
Long-term investments	5,597	1,963
Property and equipment, net	3,674	3,610
Right-of-use assets	5,122	5,407
Intangible assets, net	18,423	19,289
Goodwill	37,323	35,669
Deferred income tax assets, net	14,211	13,484
Other non-current assets	5,231	5,606
Total assets	$177,032	$169,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,472	$3,909
Accrued payroll and related taxes	6,467	8,882
Deferred revenue, current portion	9,742	7,973
Lease liabilities, current portion	1,751	1,819
Acquisition-related contingent consideration	790	753
Other current liabilities	940	1,020
Total current liabilities	23,162	24,356
Deferred revenue, non-current portion	1,154	1,597
Lease liabilities, non-current portion	5,018	5,327
Deferred income tax liabilities	4,924	4,649
Other non-current liabilities	1,021	982
Total liabilities	35,279	36,911
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 42,668,376 and 41,779,853 issued and outstanding, as of December 31, 2020 and September 30, 2020, respectively	43	42
Additional paid-in capital	151,153	146,518
Accumulated other comprehensive income (loss)	2,384	(323)
Accumulated deficit	(11,827)	(13,994)
Total stockholders’ equity	141,753	132,243
Total liabilities and stockholders’ equity	$177,032	$169,154

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2020	2019
Revenue
Software and hardware	$12,303	$11,515
Services and other	13,673	10,552
Total revenue	25,976	22,067
Operating costs and expenses
Cost of revenue—software and hardware	1,245	771
Cost of revenue—services and other	2,893	2,162
Selling and marketing	7,385	6,648
Research and development	6,165	5,292
General and administrative	5,058	5,288
Acquisition-related costs and expenses	1,693	1,608
Total operating costs and expenses	24,439	21,769
Operating income	1,537	298
Other income, net	96	303
Income before income taxes	1,633	601
Income tax benefit (provision)	534	(41)
Net income	$2,167	$560
Net income per share—basic	$0.05	$0.01
Net income per share—diluted	$0.05	$0.01
Shares used in calculating net income per share—basic	42,476	40,615
Shares used in calculating net income per share—diluted	43,897	41,828
Other comprehensive income
Net income	$2,167	$560
Foreign currency translation adjustment	2,760	1,253
Unrealized gain (loss) on investments	(53)	2
Other comprehensive income	$4,874	$1,815

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	241	—	1,889	—	—	1,889
Settlement of restricted stock units	647	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,747	—	—	2,747
Components of other comprehensive income:
Net income	—	—	—	2,167	—	2,167
Currency translation adjustment	—	—	—	—	2,760	2,760
Change in unrealized gain (loss) on investments	—	—	—	—	(53)	(53)
Total other comprehensive income						4,874
Balance, December 31, 2020	42,668	$43	$151,153	$(11,827)	$2,384	$141,753

	Three Months Ended December 31, 2019
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	24	—	73	—	—	73
Settlement of restricted stock units	474	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,303	—	—	2,303
Components of other comprehensive income:
Net income	—	—	—	560	—	560
Currency translation adjustment	—	—	—	—	1,253	1,253
Change in unrealized gain (loss) on investments	—	—	—	—	2	2
Total other comprehensive income						1,815
Balance, December 31, 2019	40,865	$41	$134,535	$(20,246)	$(2,806)	$111,524

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2020	2019
Operating activities:
Net income	$2,167	$560
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,747	2,303
Amortization of intangible assets	1,693	1,608
Depreciation and amortization	390	406
Amortization of investment premiums and other	72	(38)
Deferred taxes	(669)	66
Changes in assets and liabilities:
Accounts receivable	3,084	2,179
Contract assets	1,529	(1,759)
Other assets	(342)	(226)
Accounts payable	(501)	677
Accrued payroll and related taxes	(2,514)	(1,895)
Deferred revenue	1,273	2,427
Restructuring accrual	—	(923)
Other liabilities	(199)	(195)
Net cash provided by operating activities	8,730	5,190
Investing activities:
Purchases of investments	(12,111)	(10,132)
Sales and maturities of investments	8,141	3,150
Purchases of property and equipment	(400)	(205)
Net cash used in investing activities	(4,370)	(7,187)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,889	73
Principal payments on other borrowings	(18)	(78)
Net cash provided by (used in) financing activities	1,871	(5)
Foreign currency effect on cash and cash equivalents	506	47
Net increase (decrease) in cash and cash equivalents	6,737	(1,955)
Cash and cash equivalents at beginning of period	19,986	16,748
Cash and cash equivalents at end of period	$26,723	$14,793
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$149	$—
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$(53)	$2

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over four billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of December 31, 2020, the Company has been granted 69 patents and it has an additional 17 patent applications pending.
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

Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of December 31, 2020 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. Certain reclassifications were made to previously reported amounts in the consolidated statements of cash flows to make them consistent with the current period presentation. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission on December 7, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K”), filed with the SEC on December 11, 2020.
Results for the three months ended December 31, 2020 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company recorded a net gain resulting from foreign exchange translation of $2.8 million for the three months ended December 31, 2020 and a net gain resulting from foreign exchange translation of $1.3 million for the three months ended December 31, 2019.
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
Reclassifications
Certain reclassifications have been made to prior year presentation to conform to the current year presentation. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $0.7 million for three months ended December 31, 2019.
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
Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.
For the three months ended December 31, 2020 and 2019, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2020	2019
Stock options	721	325
RSUs	1,253	1,482
ESPP common stock equivalents	66	70
Performance options	179	—
Performance RSUs	74	—
Total potentially dilutive common shares outstanding	2,293	1,877
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2020	2019
Net income	$2,167	$560
Weighted-average shares outstanding—basic	42,476	40,615
Common stock equivalents	1,421	1,213
Weighted-average shares outstanding—diluted	43,897	41,828
Net income per share:
Basic	$0.05	$0.01
Diluted	$0.05	$0.01

Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2020 and 2019.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $1,000 of write-offs to the allowance for doubtful accounts for the three months ended December 31, 2020 and no write-offs in the three months ended December 31, 2019. The Company maintained an allowance for doubtful accounts of $0.2 million as of both December 31, 2020 and September 30, 2020.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the three months ended December 31, 2020 and 2019, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the three months ended December 31, 2020 and 2019.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million and $23,000 of costs related to computer software developed for internal use during the three months ended December 31, 2020 and 2019, respectively. The Company had $0.1 million in amortization expense from internal use software during each of the three months ended December 31, 2020 and 2019.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the three months ended December 31, 2020 and 2019.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2020 and September 30, 2020, $0.7 million was outstanding under these agreements and $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and performance RSUs as awards to its employees. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Forfeitures are recorded as they occur.
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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive income (loss) of $2.4 million and $(0.3) million at December 31, 2020 and September 30, 2020, respectively.
Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (ASC 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”), which requires hosting arrangements that are service contracts to follow the guidance for internal-use software to determine which implementation costs can be capitalized. The Company adopted ASU 2018-15 in the first quarter of fiscal 2021, and the adoption did not have a material impact on its consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), to eliminate, add, and modify certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but public companies will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. The Company adopted ASU 2018-13 in the first quarter of fiscal 2021, and the adoption did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which eliminates Step 2 of the goodwill impairment test that had required a hypothetical purchase price allocation. Rather, entities should apply the same impairment assessment to all reporting units and recognize an impairment loss for the amount by which a reporting unit’s carrying amount exceeds its fair value, without exceeding the total amount of goodwill allocated to that reporting unit. Entities will continue to have the option to perform a qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The Company adopted ASU 2017-04 in the first quarter of fiscal 2021, and the adoption did not have a material impact on its consolidated financial statements.
Change in Significant Accounting Policy
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
No other new accounting pronouncement issued or effective during the three months ended December 31, 2020 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2020	2019
Major product category
Deposits software and hardware	$10,755	$10,283
Deposits services and other	4,861	4,368
Deposits revenue	15,616	14,651
Identity verification software and hardware	1,548	1,232
Identity verification services and other	8,812	6,184
Identity verification revenue	10,360	7,416
Total revenue	$25,976	$22,067
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2020	September 30, 2020
Contract assets, current	$4,465	$5,187
Contract assets, non-current	3,671	4,468
Contract liabilities (deferred revenue), current	9,742	7,973
Contract liabilities (deferred revenue), non-current	1,154	1,597
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.9 million and $3.6 million of revenue during the three months ended December 31, 2020 and 2019, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $1.9 million and $1.5 million as of December 31, 2020 and September 30, 2020, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income and totaled $0.2 million during both the three months ended December 31, 2020 and 2019, respectively. There were no impairment losses recognized during both the three months ended December 31, 2020 and 2019 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2020 and September 30, 2020, respectively (amounts shown in thousands):

December 31, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$9,557	$14	$—	$9,571
Asset-backed securities, short-term	3,914	21	—	3,935
Corporate debt securities, short-term	26,713	20	(1)	26,732
U.S. Treasury, long-term	2,745	—	—	2,745
Asset-backed securities, long-term	962	—	—	962
Corporate debt securities, long-term	1,890	—	—	1,890
Total	$45,781	$55	$(1)	$45,835

September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,245	$38	$—	$10,283
Asset-backed securities, short-term	4,723	36	—	4,759
Corporate debt securities, short-term	24,956	37	—	24,993
Corporate debt securities, long-term	1,966	—	(3)	1,963
Total	$41,890	$111	$(3)	$41,998

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2020 and September 30, 2020, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2020 and 2019. There were no realized gains or losses from the sale of available-for-sale securities during the three months ended December 31, 2020 and 2019.
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2020 and September 30, 2020, respectively (amounts shown in thousands):

December 31, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$9,571	$9,571	$—	$—
Asset-backed securities	3,935	—	3,935	—
Corporate debt securities
Financial	6,387		6,387	—
Industrial	1,913		1,913	—
Commercial paper
Financial	12,488		12,488	—
Industrial	5,944		5,944	—
Total short-term investments at fair value	40,238	9,571	30,667	—
Long-term investments:
U.S. Treasury	2,745	2,745	—	—
Asset-backed securities	962	—	962	—
Corporate debt securities
Financial	—		—
Industrial	1,890		1,890
Total assets at fair value	$45,835	$12,316	$33,519	$—
Liabilities:
Acquisition-related contingent consideration	790	—	—	790
Total liabilities at fair value	$790	$—	$—	$790

September 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$10,283	$10,283	$—	$—
Asset-backed securities, short-term	$4,759	—	4,759	—
Corporate debt securities
Financial	7,695	—	7,695	—
Industrial	1,924	—	1,924	—
Commercial paper
Financial	13,479	—	13,479	—
Industrial	1,895	—	1,895	—
Total short-term investments at fair value	40,035	10,283	29,752	—
Long-term investments:
U.S. Treasury	—	—	—	—
Corporate debt securities
Financial	977	—	977	—
Industrial	986	—	986	—
Total assets at fair value	$41,998	$10,283	$31,715	$—
Liabilities:
Acquisition-related contingent consideration	753	—	—	753
Total liabilities at fair value	$753	$—	$—	$753
As of December 31, 2020, total acquisition-related contingent consideration of $0.8 million is recorded as acquisition-related contingent consideration in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2020 (amounts shown in thousands):

Balance at September 30, 2020	$753
Foreign currency effect on contingent consideration	37
Balance at December 31, 2020	$790

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $37.3 million at December 31, 2020, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2020 (amounts shown in thousands):

Balance at September 30, 2020	$35,669
Foreign currency effect on goodwill	1,654
Balance at December 31, 2020	$37,323

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of December 31, 2020 and September 30, 2020, respectively, are summarized as follows (amounts shown in thousands, except for years):

December 31, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,736	$10,605
Customer relationships	4.8 years	17,628	9,928	7,700
Trade names	4.5 years	618	500	118
Total intangible assets		$38,587	$20,164	$18,423

September 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,416	$10,925
Customer relationships	4.8 years	17,628	9,390	8,238
Trade names	4.5 years	618	492	126
Total intangible assets		$38,587	$19,298	$19,289

Amortization expense related to acquired intangible assets was $1.7 million and $1.6 million for the three months ended December 31, 2020 and 2019, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2021—remaining	$4,935
2022	6,209
2023	4,075
2024	1,947
2025	1,257
Total	$18,423

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2020	2019
Cost of revenue	$87	$61
Selling and marketing	788	572
Research and development	740	674
General and administrative	1,132	996
Stock-based compensation expense included in expenses	$2,747	$2,303
As of December 31, 2020, the Company had $25.0 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2020, (i) 975,746 RSUs and 638,321 Performance RSUs were outstanding under the 2020 Plan, and 2,719,465 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 611,226 shares of Common Stock and 1,264,921 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2020, (i) 350,674 shares have been issued to participants pursuant to the ESPP and (ii) 649,326 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2020 and 2019.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of December 31, 2020, (i) 327,946 RSUs were outstanding under the Director Plan and (ii) 267,533 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2020:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	1,162,505	$7.51	6.1	$6,081
Granted	—	$—
Exercised	(241,490)	$7.82
Canceled	—	$—
Outstanding at December 31, 2020	921,015	$7.43	6.2	$9,536
Vested and Expected to Vest at December 31, 2020	921,015	$7.43	6.2	$9,536
Exercisable at December 31, 2020	585,487	$6.25	5.1	$6,750
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended December 31, 2020 and 2019. As of December 31, 2020, the Company had $1.4 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.3 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2020 and 2019 was $1.5 million and $0.1 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	647,052	$11.92
Settled	(647,035)	$7.32
Canceled	(34,135)	$8.39
Outstanding at December 31, 2020	2,627,825	$9.07
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.9 million and $1.7 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $19.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2020:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	$11.84
Settled	—	$—
Canceled	—	$—
Outstanding at December 31, 2020	638,321	$8.64

The Company recognized $0.3 million and $0.2 million in stock-based compensation expense related to outstanding Performance RSUs in each of the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $3.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance Options in each of the three months ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the Company had $0.7 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 0.8 years.
Share Repurchase Program
On December 13, 2019, the Board authorized and approved a share repurchase program for up to $10 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on December 16, 2020. Total purchases made under the share repurchase program were $1.0 million or approximately 137,000 shares at an average price of $7.33. The purchases under the share repurchase program were made through open market trades.

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

6. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes in the annual effective tax rate are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management’s ability to accurately predict the portion of income before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions. The annual effective tax rate differs from the U.S. statutory rate primarily due to foreign and state taxes.
For the three months ended December 31, 2020, the Company recorded an income tax benefit of $0.5 million, which yielded an effective tax rate of negative 33%. For the three months ended December 31, 2019, the Company recorded an income tax provision of $41,000, which yielded an effective tax rate of 7%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2020 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

7. COMMITMENTS AND CONTINGENCIES
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
The Company’s leases have remaining terms of one to seven years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of December 31, 2020, the weighted-average remaining lease term for the Company’s operating leases was 4.2 years and the weighted-average discount rate was 4.7%.

Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of December 31, 2020, the Company had operating ROU assets of $5.1 million. Total operating lease liabilities of $6.8 million were comprised of current lease liabilities of $1.8 million and non-current lease liabilities of $5.0 million.
The Company recognized $0.5 million of operating lease costs in the three months ended December 31, 2020. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income.
The Company paid $0.7 million in operating cash flows for operating leases in the three months ended December 31, 2020.
Maturities of our operating lease liabilities as of December 31, 2020 were as follows (amounts shown in thousands):

Operating leases
2021—remaining	$1,571
2022	1,737
2023	1,735
2024	1,399
2025	314
2026	310
Thereafter	395
Total lease payments	7,461
Less: amount representing interest	(692)
Present value of future lease payments	$6,769

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
Third Party Claims Against Our Customers
The Company receives indemnification demands from end-user customers who received third party patentee offers to license patents and allegations of patent infringement. Some of the offers and allegations have resulted in ongoing litigation. The Company is not a party to any such litigation. License offers to and infringement allegations against the Company’s end-customers were made by Lighthouse Consulting Group, LLC; Lupercal, LLC; Pebble Tide, LLC; Dominion Harbor Group, LLC; and IP Edge, LLC, which appear to be non-practicing entities (“NPEs”)—often called “patent trolls”—and not the Company’s competitors. These NPEs may seek to extract settlements from our end-customers, resulting in new or renewed indemnification demands to the Company. At this time, the Company does not believe it is obligated to indemnify any customers or end-customers resulting from license offers or patent infringement allegations by the companies listed above. However, the Company could incur substantial costs if it is determined that it is required to indemnify any customers or end-customers in connection with these offers or allegations. Given the potential for impact to other customers and the industry, the Company is actively monitoring the offers, allegations and any resulting litigation.
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer and at no time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. The jury verdicts are subject to post-trial motions and appeal by Wells Fargo. The Wells Lawsuits are ongoing and no final judgments or awards have been made to date. Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020 and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent, the ‘779 Patent, or ‘517 Patent were unpatentable. Wells Fargo can request rehearing of these decisions and/or appeal the decisions to the U.S. Court of Appeals for the Federal Circuit.
On September 30, 2020, USAA filed suit against PNC Bank (the “PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the PNC Lawsuit. The complaint against PNC does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—U.S. Patent Nos. 8,699,779 (“the ’779 Patent”) and 8,977,571 (“the ’571 Patent”). Also on December 4, 2020, PNC Bank filed a complaint for declaratory judgement of non-infringement of the ’779 Patent and the ’571 Patent in the Western District of Pennsylvania. On January 19, 2021, USAA filed a motion to dismiss that action in view of the pending lawsuit between the parties in the Eastern District of Texas.
While neither the Wells Lawsuits nor the PNC Lawsuit name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, U.S. Patent No. 9,336,517 (“the ’517 Patent”), and U.S. Patent No. 9,818,090 (“the ’090 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred Mitek’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On July 15, 2020, the court in the Eastern District of Texas held a hearing on USAA’s motion to dismiss, but has not yet issued a ruling. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020 and January 26, 2021, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6 and 17, 2020, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of three of the four denied IPR petitions. The Company is evaluating all of it options with respect to the remaining petition, including a request for rehearing and POP review.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 and 10,013,605—two of the patents at issue in the Second Wells Lawsuit. Those petitions remain pending with institution decisions expected in March 2021.
The Company incurred legal fees of $0.2 million in the three months ended December 31, 2020 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income.
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB). UrbanFT is delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on purported UrbanFT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five purported UrbanFT patents. UrbanFT filed an answer and later asserted infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents now asserted by UrbanFT are invalid in addition to being not infringed. During the course of the litigation, the Company learned that a judgment had been entered against UrbanFT’s affiliates and its predecessor owner in which an Oregon court ordered that the patents in issue revert to a prior owner, Mr. Stevens, because UrbanFT’s affiliates did not pay the purchase price owed to the prior owner. On

September 8, 2020, the Company filed a motion for summary judgment on its breach of contract claim. On September 15, 2020, the district court issued an order to show cause regarding jurisdiction over patent issues in light of the Oregon judgment. On December 17, 2020, the district court dismissed Mitek’s claims for declaratory judgment of non-infringement and UrbanFT’s counterclaims for patent infringement and related affirmative defenses based on infringement of the patents for lack of subject matter jurisdiction because UrbanFT does not own the patents. The district court then dismissed the remaining state law claims without prejudice to refiling in state court.
On December 18, 2020, the Company filed a new suit against UrbanFT in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL) asserting claims for breach of contract, open book account, and monetary damages. UrbanFT filed an answer and has not asserted any cross-claims as of now. We intend to vigorously pursue our claims and defend any cross-claims if any are filed at a later date.
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

8. REVENUE CONCENTRATION
For the three months ended December 31, 2020, the Company derived revenue of $3.9 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the three months ended December 31, 2019, the Company derived revenue of $8.1 million from two customers, with such customers accounting for 20% and 17% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $0.1 million and $4.4 million at December 31, 2020 and 2019, respectively.
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
International sales accounted for approximately 31% and 25% of the Company’s total revenue for the three months ended December 31, 2020 and 2019, respectively. From a geographic perspective, approximately 64% and 66% of the Company’s total long-term assets as of December 31, 2020 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 15% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2020 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission on December 7, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K”), filed with the SEC on December 11, 2020. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
First Quarter Fiscal 2021 Highlights
•Revenue for the three months ended December 31, 2020 was $26.0 million, an increase of 18% compared to revenue of $22.1 million in the three months ended December 31, 2019.
•Net income was $2.2 million, or $0.05 per diluted share, during the three months ended December 31, 2020, compared to net income of $0.6 million, or $0.01 per share, during the three months ended December 31, 2019.
•Cash provided by operating activities was $8.7 million for the three months ended December 31, 2020, compared to $5.2 million for the three months ended December 31, 2019.
•We added new patents to our portfolio during the first quarter of fiscal 2021 bringing our total number of issued patents to 69 as of December 31, 2020. In addition, we have 17 domestic and international patent applications pending as of December 31, 2020.
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
Results of Operations
Comparison of the Three Months Ended December 31, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2020 and 2019 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2020	2019	2020	2019	$	%
Revenue
Software and hardware	$12,303	$11,515	47%	52%	$788	7%
Services and other	13,673	10,552	53%	48%	3,121	30%
Total revenue	$25,976	$22,067	100%	100%	$3,909	18%
Cost of revenue	4,138	2,933	16%	13%	1,205	41%
Selling and marketing	7,385	6,648	28%	30%	737	11%
Research and development	6,165	5,292	24%	24%	873	16%
General and administrative	5,058	5,288	19%	24%	(230)	(4)%
Acquisition-related costs and expenses	1,693	1,608	7%	7%	85	5%
Other income, net	96	303	—%	1%	(207)	(68)%
Income tax benefit (provision)	534	(41)	2%	—%	575	(1402)%
Net income	$2,167	$560	8%	3%	$1,607	287%

* Not meaningful.
Revenue
Total revenue increased $3.9 million, or 18%, to $26.0 million in the three months ended December 31, 2020 compared to $22.1 million in the three months ended December 31, 2019. Software and hardware revenue increased $0.8 million, or 7%, to $12.3 million in the three months ended December 31, 2020 compared to $11.5 million in the three months ended December 31, 2019. This increase is primarily due to an increase in sales of our Mobile Deposit® and CheckReader™ software and identity verification hardware products. This increase was partially offset by declining software revenue from our legacy on-premise identity products which are being phased out. Services and other revenue increased $3.1 million, or 30%, to $13.7 million in the three months ended December 31, 2020 compared to $10.6 million in the three months ended December 31, 2019. This increase is primarily due to continued growth in Mobile Verify® transactional SaaS revenue of $2.2 million, or 42%, in the three months ended December 31, 2020 compared to the same period in 2019.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.2 million, or 41%, to $4.1 million in the three months ended December 31, 2020 compared to $2.9 million in the three months ended December 31, 2019. As a percentage of revenue, cost of revenue increased to 16% in the three months ended December 31, 2020 from 13% in the three months ended December 31, 2019. The increase in cost of revenue is primarily due to an increase in cost of revenues associated with higher hardware revenues as well as higher variable personnel and hosting costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended December 31, 2020 compared to the same period in 2019.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.7 million, or 11%, to $7.4 million in the three months ended December 31, 2020 compared to $6.6 million in the three months ended December 31, 2019. As a percentage of revenue, selling and marketing expenses decreased to 28% in the three months ended December 31, 2020 from 30% in the three months ended December 31, 2019. The increase in selling and marketing expense is primarily due to higher personnel-related costs in the three months ended December 31, 2020 compared to the same period in 2019. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses as a result of the COVID-19 pandemic during the three months ended December 31, 2020 as compared to the same period in 2019.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.9 million, or 16%, to $6.2 million in the three months ended December 31, 2020 compared to $5.3 million in the three months ended December 31, 2019. As a percentage of revenue, research and development expenses were consistent at 24% in each of the three months ended December 31, 2020 and 2019. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount in the three months ended December 31, 2020 compared to the same period in 2019.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $0.2 million, or 4%, to $5.1 million in the three months ended December 31, 2020 compared to $5.3 million in the three months ended December 31, 2019. As a percentage of revenue, general and administrative expenses decreased to 19% in the three months ended December 31, 2020 from 24% in the three months ended December 31, 2019. The decrease in general and administrative expenses is primarily due to lower intellectual property litigation related costs, third party consulting expenses and travel and related expenses during the three months ended December 31, 2020 compared to the same period in 2019. The overall decrease in general and administrative expenses was partially offset by increased headcount costs.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.1 million, or 5%, to $1.7 million in the three months ended December 31, 2020 compared to $1.6 million in the three months ended December 31, 2019. As a percentage of revenue, acquisition-related costs and expenses were consistent at 7% in each of the three months ended December 31, 2020 and 2019. The increase in acquisition-related costs and expenses is due to the impact of foreign exchange rates on the amortization of certain intangible assets during the three months ended December 31, 2020 compared to the same period in 2019.

Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net decreased $0.2 million, to $0.1 million in the three months ended December 31, 2020 compared to $0.3 million in the three months ended December 31, 2019. This decrease is primarily due to an overall foreign currency exchange transactional losses recorded during the three months ended December 31, 2020 as compared to an overall foreign currency exchange transactional gains recorded during the same period in 2019.
Income Tax Benefit (Provision)
For the three months ended December 31, 2020, we recorded an income tax benefit of $0.5 million, which yielded an effective tax rate of negative 33%. For the three months ended December 31, 2019, we recorded an income tax provision of $41,000, or an effective tax rate of 7%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended December 31, 2020 and 2019 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Liquidity and Capital Resources
On December 31, 2020, we had $72.6 million in cash and cash equivalents and investments compared to $62.0 million on September 30, 2020, an increase of $10.6 million, or 17%. The increase in cash and cash equivalents and investments is primarily due to net cash provided by operating activities of $8.7 million and net proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $1.9 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2020 was $8.7 million and resulted primarily from net income of $2.2 million, net non-cash charges of $4.2 million, and favorable changes in operating assets and liabilities of $2.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization and amortization of investment premiums totaling $2.7 million, $1.7 million, $0.4 million, and $0.1 million, respectively, and were partially offset by a deferred tax benefit of $0.7 million.
Net cash provided by operating activities during the three months ended December 31, 2019 was $5.2 million and resulted primarily from net income of $0.6 million adjusted for non-cash charges of $4.3 million as well as favorable changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, and depreciation and amortization totaling $2.3 million, $1.6 million, and $0.4 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $4.4 million during the three months ended December 31, 2020, which consisted primarily of net purchases of investments of $4.0 million and capital expenditures of $0.4 million.
Net cash used in investing activities was $7.2 million during the three months ended December 31, 2019, which consisted primarily of net purchases of investments of $7.0 million and capital expenditures of $0.2 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.9 million during the three months ended December 31, 2020, which consisted of net proceeds from the issuance of equity plan Common Stock of $1.9 million, partially offset by principal payments on other borrowings of $18,000.
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
Share Repurchase Program
On December 13, 2019, the Board authorized and approved a share repurchase program for up to $10 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on December 16, 2020. Total purchases made under the share repurchase program were $1.0 million or approximately 137,000 shares at an average price of $7.33. The purchases under the share repurchase program were made through open market trades.
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act.” The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business.
Other Liquidity Matters
On December 31, 2020, we had investments of $45.8 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At December 31, 2020, we had $40.2 million of our available-for-sale securities classified as current and $5.6 million of our available-for-sale securities classified as long-term. At September 30, 2020, we had $40.0 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $64.3 million at December 31, 2020 compared to $59.8 million at September 30, 2020.
Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of December 31, 2020.
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K for the year ended September 30, 2020.

There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2020, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $45.8 million, representing 26% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 7 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. In addition to the legal proceedings discussed in Note 7, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2020, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

10.1	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 1, 2021	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)