Form 10-Q
period 2021-03-31
MITEK SYSTEMS INC
filed 2021-05-06
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 43,053,605 shares of the registrant’s common stock outstanding as of April 30, 2021.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2021

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2021 (Unaudited)	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,935	$19,986
Short-term investments	131,314	40,035
Accounts receivable, net	14,162	15,612
Contract assets	3,577	5,187
Prepaid expenses	2,143	1,338
Other current assets	2,059	1,968
Total current assets	207,190	84,126
Long-term investments	34,258	1,963
Property and equipment, net	3,502	3,610
Right-of-use assets	4,791	5,407
Intangible assets, net	16,044	19,289
Goodwill	35,728	35,669
Deferred income tax assets	13,963	13,484
Convertible senior notes hedge	34,719	—
Other non-current assets	5,606	5,606
Total assets	$355,801	$169,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,878	$3,909
Accrued payroll and related taxes	7,586	8,882
Deferred revenue, current portion	11,353	7,973
Lease liabilities, current portion	1,755	1,819
Acquisition-related contingent consideration	—	753
Other current liabilities	994	1,020
Total current liabilities	24,566	24,356
Convertible senior notes	117,692	—
Embedded conversion derivative	34,719	—
Deferred revenue, non-current portion	585	1,597
Lease liabilities, non-current portion	4,636	5,327
Deferred income tax liabilities	4,673	4,649
Other non-current liabilities	1,201	982
Total liabilities	188,072	36,911
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 43,052,478 and 41,779,853 issued and outstanding, as of March 31, 2021 and September 30, 2020, respectively	43	42
Additional paid-in capital	178,891	146,518
Accumulated other comprehensive loss	(397)	(323)
Accumulated deficit	(10,808)	(13,994)
Total stockholders’ equity	167,729	132,243
Total liabilities and stockholders’ equity	$355,801	$169,154

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Revenue
Software and hardware	$13,013	$11,453	$25,315	$22,968
Services and other	15,760	11,739	29,433	22,291
Total revenue	28,773	23,192	54,748	45,259
Operating costs and expenses
Cost of revenue—software and hardware	670	864	1,915	1,635
Cost of revenue—services and other	3,122	2,322	6,015	4,484
Selling and marketing(1)	8,530	6,686	15,915	13,334
Research and development(1)	6,691	5,581	12,855	10,873
General and administrative	5,718	5,210	10,776	10,498
Acquisition-related costs and expenses	1,659	1,579	3,352	3,187
Restructuring costs	—	(114)	—	(114)
Total operating costs and expenses	26,390	22,128	50,828	43,897
Operating income	2,383	1,064	3,920	1,362
Interest expense	1,319	—	1,319	—
Other income, net	372	32	468	335
Income before income taxes	1,436	1,096	3,069	1,697
Income tax benefit (provision)	(417)	(188)	117	(229)
Net income	$1,019	$908	$3,186	$1,468
Net income per share—basic	$0.02	$0.02	$0.07	$0.04
Net income per share—diluted	$0.02	$0.02	$0.07	$0.03
Shares used in calculating net income per share—basic	43,138	41,022	42,835	40,817
Shares used in calculating net income per share—diluted	44,554	42,028	44,367	42,030
Other comprehensive income (loss)
Net income	$1,019	$908	$3,186	$1,468
Foreign currency translation adjustment	(2,648)	(1,064)	112	189
Unrealized gain (loss) on investments	(133)	56	(186)	58
Other comprehensive income (loss)	$(1,762)	$(100)	$3,112	$1,715

(1) March 31, 2020 consolidated statements of operations reflect reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2021
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2020	42,668	$43	$151,153	$(11,827)	$2,384	$141,753
Exercise of stock options	18	—	69	—	—	69
Settlement of restricted stock units	289	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	77	—	793	—	—	793
Stock-based compensation expense	—	—	2,968	—	—	2,968
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Components of other comprehensive loss
Net income	—	—	—	1,019	—	1,019
Currency translation adjustment	—	—	—	—	(2,648)	(2,648)
Change in unrealized gain (loss) on investments	—	—	—	—	(133)	(133)
Total other comprehensive loss						(1,762)
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

	Three Months Ended March 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, December 31, 2019	40,865	$41	$134,535	$(20,246)	$(2,806)	$111,524
Exercise of stock options	161	—	572	—	—	572
Settlement of restricted stock units	112	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	2,308	—	—	2,308
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive loss
Net income	—	—	—	908	—	908
Currency translation adjustment	—	—	—	—	(1,064)	(1,064)
Change in unrealized gain (loss) on investments	—	—	—	—	56	56
Total other comprehensive loss						(100)
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2021
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	260	—	1,958	—	—	1,958
Settlement of restricted stock units	935	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	792	—	—	792
Stock-based compensation expense	—	—	5,715	—	—	5,715
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Repurchases and retirements of common stock	—	—	—	—	—	—
Components of other comprehensive income
Net income	—	—	—	3,186	—	3,186
Currency translation adjustment	—	—	—	—	112	112
Change in unrealized gain (loss) on investments	—	—	—	—	(186)	(186)
Total other comprehensive income						3,112
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

	Six Months Ended March 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	185	—	645	—	—	645
Settlement of restricted stock units	586	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	4,611	—	—	4,611
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive income
Net income	—	—	—	1,468	—	1,468
Currency translation adjustment	—	—	—	—	189	189
Change in unrealized gain (loss) on investments	—	—	—	—	58	58
Total other comprehensive income						1,715
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$3,186	$1,468
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation expense	5,715	4,611
Amortization of intangible assets	3,352	3,187
Depreciation and amortization	774	749
Amortization of investment premiums & other	315	(39)
Accretion and amortization on debt securities	1,147	—
Deferred taxes	(464)	474
Changes in assets and liabilities:
Accounts receivable	1,444	1,240
Contract assets	2,177	(3,570)
Other assets	(1,474)	242
Accounts payable	(1,047)	(635)
Accrued payroll and related taxes	(1,305)	(849)
Deferred revenue	2,379	3,623
Restructuring accrual	—	(1,208)
Other liabilities	(138)	(924)
Net cash provided by operating activities	16,061	8,369
Investing activities:
Purchases of investments	(147,524)	(19,113)
Sales and maturities of investments	23,441	11,700
Purchases of property and equipment	(660)	(422)
Net cash used in investing activities	(124,743)	(7,835)
Financing activities:
Proceeds from the issuance of convertible senior notes	155,250	—
Payment for convertible senior notes issuance costs	(5,513)	—
Purchase of 2026 convertible senior notes hedge	(33,192)	—
Proceeds from issuance of convertible senior notes warrants	23,909	—
Proceeds from the issuance of equity plan common stock	2,751	1,251
Repurchases and retirements of common stock	—	(1,002)
Payment of acquisition-related contingent consideration	(782)	(478)
Proceeds from other borrowings	251	—
Principal payments on other borrowings	(39)	(96)
Net cash provided by (used in) financing activities	142,635	(325)
Foreign currency effect on cash and cash equivalents	(4)	(29)
Net increase in cash and cash equivalents	33,949	180
Cash and cash equivalents at beginning of period	19,986	16,748
Cash and cash equivalents at end of period	$53,935	$16,928
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$373	$—
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$(186)	$58

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over five billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of March 31, 2021, the Company has been granted 71 patents and it has an additional 17 patent applications pending.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2021 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission on December 7, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A (the “Form 10-K”), filed with the SEC on December 11, 2020.

Results for the six months ended March 31, 2021 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $2.6 million for the three months ended March 31, 2021 and a net loss resulting from foreign exchange translation of $1.1 million for the three months ended March 31, 2020. The Company recorded a net gain resulting from foreign exchange translation of $0.1 million and $0.2 million for the six months ended March 31, 2021 and 2020, respectively.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, fair value of debt derivatives, standalone selling price related to revenue recognition, contingent consideration, and income taxes.
Reclassifications
Certain reclassifications have been made to prior year presentation to conform to the current year presentation. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $0.8 million for the three months ended March 31, 2020. Product management costs were $1.4 million for the six months ended March 31, 2020.
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
Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, convertible senior notes and warrants, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.
For the three and six months ended March 31, 2021 and 2020, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Stock options	556	279	634	302
RSUs	1,371	1,789	1,238	1,555
ESPP common stock equivalents	28	32	15	—
Performance options	267	—	200	—
Performance RSUs	156	—	127	—
Convertible senior notes	4,551	—	2,251	—
Warrants	4,551	—	2,251	—
Total potentially dilutive common shares outstanding	11,480	2,100	6,716	1,857
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Net income	$1,019	$908	$3,186	$1,468
Weighted-average shares outstanding—basic	43,138	41,022	42,835	40,817
Common stock equivalents	1,416	1,006	1,532	1,213
Weighted-average shares outstanding—diluted	44,554	42,028	44,367	42,030
Net income per share:
Basic	$0.02	$0.02	$0.07	$0.04
Diluted	$0.02	$0.02	$0.07	$0.03
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2021 and 2020.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Convertible Senior Notes Hedge and Embedded Conversion Derivative

In February 2021, the Company issued $155.3 million aggregate principal amount of 0.75% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. The Company could not elect to issue the shares of common stock upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) is accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) was reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 7. “Convertible Senior Notes” for additional information related to these transactions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $34,000 of write-offs to the allowance for doubtful accounts for the six months ended March 31, 2021 and no write-offs in the six months ended March 31, 2020. The Company maintained an allowance for doubtful accounts of $0.2 million as of both March 31, 2021 and September 30, 2020.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the six months ended March 31, 2021 and 2020, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the six months ended March 31, 2021 and 2020.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.4 million and $0.1 million of costs related to computer software developed for internal use during the six months ended March 31, 2021 and 2020, respectively. The Company had $0.2 million in amortization expense from internal use software during each of the six months ended March 31, 2021 and 2020.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the six months ended March 31, 2021 and 2020.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2021, $0.9 million was outstanding under these agreements and $0.1 million and $0.8 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2020, $0.7 million, was outstanding under these agreements and approximately $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $0.4 million and $0.3 million at March 31, 2021 and September 30, 2020, respectively.
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
Change in Significant Accounting Policy
Except for the accounting policy for Convertible Senior Notes Hedge and Embedded Conversion Derivative, established in connection with the issuance of the 2026 Notes, there have been no significant changes to the Company’s significant accounting policies in Note 2. “Summary of Significant Accounting Policies,” of the notes to consolidated financial statements included in Item 8 of the Company’s Form 10-K.
Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impacts of ASU 2020-06 and plans to early adopt ASU 2020-06 for its fiscal year beginning October 1, 2021.
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
No other new accounting pronouncement issued or effective during the six months ended March 31, 2021 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Major product category
Deposits software and hardware	$12,134	$10,317	$22,888	$20,600
Deposits services and other	5,063	4,305	9,924	8,673
Deposits revenue	17,197	14,622	32,812	29,273
Identity verification software and hardware	879	1,136	2,427	2,368
Identity verification services and other	10,697	7,434	19,509	13,618
Identity verification revenue	11,576	8,570	21,936	15,986
Total revenue	$28,773	$23,192	$54,748	$45,259
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2021	September 30, 2020
Contract assets, current	$3,577	$5,187
Contract assets, non-current	3,900	4,468
Contract liabilities (deferred revenue), current	11,353	7,973
Contract liabilities (deferred revenue), non-current	585	1,597
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $7.9 million and $4.8 million of revenue during the six months ended March 31, 2021 and 2020, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.2 million and $1.5 million as of March 31, 2021 and September 30, 2020, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $0.3 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively, and $0.5 million and $0.4 million during the six months ended March 31, 2021 and 2020, respectively. There were no impairment losses recognized during both the six months ended March 31, 2021 and 2020 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2021 and September 30, 2020, respectively (amounts shown in thousands):

March 31, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$7,735	$3	$—	$7,738
Asset-backed securities, short-term	5,616	6	(1)	5,621
Corporate debt securities, short-term	118,004	10	(59)	117,955
U.S. Treasury, long-term	6,532	2	(1)	6,533
Asset-backed securities, long-term	959	—	(1)	958
Corporate debt securities, long-term	26,804	1	(38)	26,767
Total	$165,650	$22	$(100)	$165,572

September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,245	$38	$—	$10,283
Asset-backed securities, short-term	4,723	36	—	4,759
Corporate debt securities, short-term	24,956	37	—	24,993
Corporate debt securities, long-term	1,966	—	(3)	1,963
Total	$41,890	$111	$(3)	$41,998

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2021 and September 30, 2020, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2021 and 2020. There were no realized gains or losses from the sale of available-for-sale securities during the three and six months ended March 31, 2021 and 2020.

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
The following tables represent the fair value hierarchy of the Company’s investments, convertible senior notes hedge, acquisition-related contingent consideration, and embedded conversion derivative as of March 31, 2021 and September 30, 2020, respectively (amounts shown in thousands):

March 31, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$7,738	$7,738	$—	$—
Asset-backed securities	5,621	—	5,621	—
Corporate debt securities	52,354	—	52,354	—
Commercial paper	65,601	—	65,601	—
Total short-term investments at fair value	131,314	7,738	123,576	—
Long-term investments:
U.S. Treasury	6,533	6,533	—	—
Foreign government and agency securities	2,929	—	2,929	—
Asset-backed securities	958	—	958	—
Corporate debt securities	23,838	—	23,838	—
Total long-term investments at fair value	34,258	6,533	27,725	—

Convertible senior notes hedge	34,719	—	34,719	—

Total assets at fair value	$200,291	$14,271	$186,020	$—
Liabilities:
Embedded conversion derivative	34,719	—	34,719	—
Total liabilities at fair value	$34,719	$—	$34,719	$—

September 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$10,283	$10,283	$—	$—
Asset-backed securities, short-term	4,759	—	4,759	—
Corporate debt securities	9,619	—	9,619	—
Commercial paper	15,374	—	15,374	—
Total short-term investments at fair value	40,035	10,283	29,752	—
Long-term investments:
U.S. Treasury	—	—	—	—
Corporate debt securities	1,963	—	1,963	—
Total long-term investments at fair value	1,963	—	1,963	—

Total assets at fair value	$41,998	$10,283	$31,715	$—
Liabilities:
Acquisition-related contingent consideration	753	—	—	753
Total liabilities at fair value	$753	$—	$—	$753

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Convertible Senior Notes. On February 5, 2021, the Company issued $155.3 million aggregate principal amount of 0.75% 2026 Notes as further described in Note 7. “Convertible Senior Notes.” Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. Initially, conversion of the 2026 Notes will be settled solely in cash; however, following satisfaction of certain share reservation conditions, conversion of the 2026 Notes may be settled in cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election. The embedded conversion derivative associated with the 2026 Notes currently meets the criteria for an embedded derivative liability which required bifurcation and separate accounting. The Notes Hedge and Warrant Transactions are also currently classified as a derivative asset and as an increase to additional paid-in capital, respectively, on the Company’s consolidated balance sheet. On the date the Company increases its authorized shares of common stock and satisfies the share reservation condition, the Notes Hedge and embedded conversion derivative will be reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity are reflected in Other income, net, in the Company’s consolidated statement of operations.
The fair value of the Notes Hedge and the embedded conversion derivative are estimated using a Black-Scholes model. Based on the fair value hierarchy, the Company classified the Notes Hedge and the embedded conversion derivative as Level 2 as significant inputs are observable, either directly or indirectly. The significant inputs and assumptions used in the models to calculate the fair value of the derivatives include the Company’s common stock price, exercise price of the derivatives, risk-free interest rate, volatility, annual coupon rate and remaining contractual term.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its consolidated balance sheets. Based on the fair value hierarchy, the Company classified the 2026 Notes as Level 2 as they are not actively traded.
•Level 3: During the quarter-ended March 31, 2021, the Company paid the outstanding balance of the acquisition-related contingent consideration. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$753
Foreign currency effect on contingent consideration	29
Payment of contingent consideration	$(782)
Balance at March 31, 2021	$—

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $35.7 million at March 31, 2021, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$35,669
Foreign currency effect on goodwill	59
Balance at March 31, 2021	$35,728

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of March 31, 2021 and September 30, 2020, respectively, are summarized as follows (amounts shown in thousands, except for years):

March 31, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$11,026	$9,315
Customer relationships	4.8 years	17,628	11,000	6,628
Trade names	4.5 years	618	517	101
Total intangible assets		$38,587	$22,543	$16,044

September 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,416	$10,925
Customer relationships	4.8 years	17,628	9,390	8,238
Trade names	4.5 years	618	492	126
Total intangible assets		$38,587	$19,298	$19,289

Amortization expense related to acquired intangible assets was $1.7 million and $1.6 million for the three months ended March 31, 2021 and 2020, respectively, and $3.4 million and $3.2 million during the six months ended March 31, 2021 and 2020, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2021—remaining	$3,104
2022	5,965
2023	3,915
2024	1,860
2025	1,200
Total	$16,044

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Cost of revenue	$82	$65	$169	$126
Selling and marketing	892	594	1,680	1,166
Research and development	777	680	1,517	1,354
General and administrative	1,217	969	2,349	1,965
Stock-based compensation expense included in expenses	$2,968	$2,308	$5,715	$4,611
As of March 31, 2021, the Company had $22.8 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2021, (i) 873,211 RSUs and 547,976 Performance RSUs were outstanding under the 2020 Plan, and 2,758,605 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 592,851 shares of Common Stock and 1,184,531 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2021, (i) 427,669 shares have been issued to participants pursuant to the ESPP and (ii) 572,331 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018. Subsequent offering periods commence semi-annually in February and August each year.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.2 million in stock-based compensation expense related to the ESPP in each of the three months ended March 31, 2021 and 2020. The Company recognized $0.3 million and $0.2 million in stock-based compensation expense related to the ESPP during the six months ended March 31, 2021 and 2020, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of March 31, 2021, (i) 328,346 RSUs were outstanding under the Director Plan and (ii) 220,361 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	1,162,505	$7.51	6.1	$6,081
Granted	—	$—
Exercised	(259,865)	$7.54
Canceled	—	$—
Outstanding at March 31, 2021	902,640	$7.50	6.0	$11,368
Vested and Expected to Vest at March 31, 2021	902,640	$7.50	6.0	$11,368
Exercisable at March 31, 2021	625,015	$6.61	5.2	$4,979
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended March 31, 2021 and 2020. The Company recognized $0.4 million and $0.3 million in stock-based compensation expense related to outstanding stock options in the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $1.3 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 2.0 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2021 and 2020 was $1.4 million and $1.0 million, respectively. There were no options granted during the six months ended March 31, 2021. The per-share weighted-average fair value of options granted during the six months ended March 31, 2020 was $4.32.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	706,412	$12.27
Settled	(845,420)	$7.39
Canceled	(77,635)	$9.20
Outstanding at March 31, 2021	2,445,300	$9.35
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.1 million and $1.7 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2021 and 2020, respectively. The Company recognized $4.0 million and $3.4 million in stock-based compensation expense related to outstanding RSUs in the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $17.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	$11.84
Settled	(90,345)	$6.06
Canceled	—	$—
Outstanding at March 31, 2021	547,976	$10.06

The Company recognized $0.3 million and $0.1 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended March 31, 2021 and 2020, respectively. The Company recognized $0.6 million and $0.3 million in stock-based compensation expense related to outstanding Performance RSUs in the six months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the Company had $3.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.5 years. During the three months ended March 31, 2021, 117,848 Performance RSUs vested as the performance criteria had been met.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least 3.0 years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance Options in each of the three months ended March 31, 2021 and 2020. The Company recognized $0.4 million in stock-based compensation expense related to outstanding Performance Options in each of the six months ended March 31, 2021 and 2020. As of March 31, 2021, the Company had $0.5 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 0.6 years.
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
For the three and six months ended March 31, 2021, the Company recorded an income tax provision of $0.4 million and an income tax benefit of $0.1 million, respectively, which yielded an effective tax rate of 29% and negative 4%, respectively. For each of the three and six months ended March 31, 2020, the Company recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 17% and 13%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2021 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2020 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

7. CONVERTIBLE SENIOR NOTES
The carrying values of the Company’s 2026 Notes are as follows (in thousands):

March 31, 2021
2026 Notes:
Principal amount	$155,250
Less: unamortized discount and issuance costs, net of amortization	(37,558)
Carrying amount	$117,692

2026 Notes embedded conversion derivative	$34,719

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the Initial Purchasers (as defined below) of the 2026 Notes a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021.
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock, $0.001 par value (the “Common Stock”) exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026

Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used approximately $9.3 million of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below) (after such cost is partially offset by the proceeds from the Warrant Transactions described below). The Initial Purchasers exercised their option to purchase Additional Notes in full and the Company used a portion of the net proceeds from the sale of such Additional Notes to enter into additional Notes Hedges (after such cost is partially offset by the proceeds from the additional Warrant Transactions) with the Option Counterparties (as defined below). The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
As of March 31, 2021, the number of authorized and unissued shares of the Company’s common stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the 2026 Notes into equity. Accordingly, unless and until the Company has a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares (“share reservation condition”), the Company will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 40 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of the Company’s common stock or a combination of cash and shares of its common stock, at the Company’s election.
In accounting for the issuance of the 2026 Notes, the conversion option of the 2026 Notes was deemed an embedded derivative requiring bifurcation from the 2026 Notes (“host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the 2026 Notes in shares. The proceeds from the 2026 Notes are first allocated to the embedded derivative liability and the remaining proceeds are then allocated to the host contract. On February 5, 2021, the fair value of the embedded derivative liability representing the conversion option was $33.2 million and the remaining $116.5 million was allocated to the host contract. The difference between the principal amount of the 2026 Notes and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
As of March 31, 2021, the embedded derivative liability is included in embedded conversion derivative in the consolidated balance sheet and the change in fair value of derivative is included in Other income, net in the consolidated statement of operations. The carrying amount of the embedded derivative liability was determined using a Black-Scholes option valuation model.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of February 5, 2021	$33,192
Change in fair value	1,527
Fair value as of March 31, 2021	$34,719

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.5 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the 2026 Notes. Transaction costs were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized using the effective interest method to interest expense over the term of the 2026 Notes.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Contractual interest expense	$172	$—	$172	$—
Amortization of debt discount and issuance costs	1,147	—	1,147	—
Total interest expense recognized	$1,319	$—	$1,319	$—

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $37.6 million as of March 31, 2021, and will be amortized over approximately 4.8 years.

Convertible Senior Notes Hedge and Warrants
In connection with the pricing of the 2026 Notes, the Company entered into the Notes Hedge with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of common stock at a strike price of $20.85, which is equal to the number of shares of common stock that notionally underlie and corresponds to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on The NASDAQ Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
As the Company is required to settle the Notes Hedge in cash, they do not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and have been accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in our consolidated balance sheets in convertible senior notes hedge at $33.2 million. As of March 31, 2021, the Notes Hedge is included in convertible senior notes hedge in the consolidated balance sheet and the change in fair value is included in Other income, net in the consolidated statement of operations. As of March 31, 2021, the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended March 31, 2021, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of common stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of March 31, 2021, the Warrant Transactions had not been exercised and remained outstanding.

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
The Company’s leases have remaining terms of one to seven years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of March 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 4.0 years and the weighted-average discount rate was 4.6%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of March 31, 2021, the Company had operating ROU assets of $4.8 million. Total operating lease liabilities of $6.4 million were comprised of current lease liabilities of $1.8 million and non-current lease liabilities of $4.6 million. As of September 30, 2020, the Company had operating ROU assets of $5.4 million. Total operating lease liabilities of $7.1 million were comprised of current lease liabilities of $1.8 million and non-current lease liabilities of $5.3 million.
The Company recognized $0.5 million of operating lease costs in the three months ended March 31, 2021, and $1.1 million of operating lease costs in the six months ended March 31, 2021. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The Company paid $1.4 million in operating cash flows for operating leases in the six months ended March 31, 2021.
Maturities of our operating lease liabilities as of March 31, 2021 were as follows (amounts shown in thousands):

Operating leases
2021—remaining	$1,089
2022	1,824
2023	1,722
2024	1,388
2025	302
2026	296
Thereafter	377
Total lease payments	6,998
Less: amount representing interest	(607)
Present value of future lease payments	$6,391

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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer and at no time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. USAA and Wells Fargo subsequently reached a settlement, and on April 1, 2021 the court granted the parties’ joint motion and stipulation of dismissal of the Wells Lawsuits with prejudice.
Wells Fargo also filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020 and January 26, 2021, the PTAB issued final written decisions determining that

Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent, the ‘779 Patent, or ‘517 Patent were unpatentable.
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—U.S. Patent Nos. 8,699,779 (“the ’779 Patent”) and 8,977,571 (“the ’571 Patent”). Also on December 4, 2020, PNC Bank filed a complaint for declaratory judgement of non-infringement of the ’779 Patent and the ’571 Patent in the Western District of Pennsylvania. On January 19, 2021, USAA filed a motion to dismiss that action in view of the pending lawsuit between the parties in the Eastern District of Texas. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 and 10,013,681 (the “Second PNC Lawsuit” and together with the First PNC Lawsuit, the “PNC Lawsuits”).
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of Mitek’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, U.S. Patent No. 9,336,517 (“the ’517 Patent”), and U.S. Patent No. 9,818,090 (“the ’090 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred Mitek’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020 and January 26, 2021, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 and 10,013,605—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
The Company incurred legal fees of $0.5 million in the six months ended March 31, 2021 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
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
Revolving Credit Facility
On May 3, 2018, the Company and ID Checker, Inc. (together, the “Co-Borrowers”) entered into a Loan and Security Agreement (the “Loan Agreement”) with Silicon Valley Bank (“SVB”). Pursuant to the Loan Agreement, the Company arranged for a $10.0 million secured revolving credit facility (the “Revolver”) with a floating per annum interest rate equal to the greater of the Wall Street Journal prime rate, plus 0.25%, or 4.5%. The Co-Borrowers must maintain, at all times when any amounts are outstanding under the Revolver, either (i) minimum unrestricted cash at SVB and unused availability on the Revolver of at least $15.0 million or (ii) Adjusted Quick Ratio of 1.75:1.00. In May 2019, the Company and SVB entered into an amendment of the Loan Agreement to extend the maturity of the Revolver to September 30, 2020, which was subsequently not renewed. There were no borrowings outstanding under the Revolver as of September 30, 2020.

9. REVENUE CONCENTRATION
For the three months ended March 31, 2021, the Company derived revenue of $6.7 million from one customer, with such customer accounting for 23% of the Company’s total revenue. For the three months ended March 31, 2020, the Company derived revenue of $6.6 million from two customers, with each customer accounting for 14% of the Company’s total revenue. For the six months ended March 31, 2021, the Company derived revenue of $10.6 million from one customer, with such customer accounting for 19% of the Company’s total revenue. For the six months ended March 31, 2020, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.8 million and $5.0 million at March 31, 2021 and 2020, respectively.
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
International sales accounted for approximately 26% and 25% of the Company’s total revenue for the three months ended March 31, 2021 and 2020, respectively. International sales accounted for approximately 28% and 25% of the Company’s total revenue for the six months ended March 31, 2021 and 2020, respectively. From a geographic perspective, approximately 35% and 66% of the Company’s total long-term assets as of March 31, 2021 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 5% and 15% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2021 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries.

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Our Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed approximately five billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010.
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
Second Quarter Fiscal 2021 Highlights
•Revenue for the three months ended March 31, 2021 was $28.8 million, an increase of 24% compared to revenue of $23.2 million in the three months ended March 31, 2020.
•Net income was $1.0 million, or $0.02 per diluted share, during the three months ended March 31, 2021, compared to net income of $0.9 million, or $0.02 per share, during the three months ended March 31, 2020.
•Cash provided by operating activities was $16.1 million for the six months ended March 31, 2021, compared to $8.4 million for the six months ended March 31, 2020.
•We added new patents to our portfolio during the second quarter of fiscal 2021 bringing our total number of issued patents to 71 as of March 31, 2021. In addition, we have 17 domestic and international patent applications pending as of March 31, 2021.
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
We anticipate in certain circumstances that the current stay-at-home orders and impact of the COVID-19 pandemic may accelerate the adoption of digital technologies and create future opportunities and uses for our products. However, we cannot predict what the overall impact of the COVID-19 pandemic will be on our business or financial condition as business and consumer activity decelerates across the globe. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively despite the stay-at-home orders, but future productivity and the effects of COVID-19 on our operations is unknown at this time. We continue to seek new and innovative opportunities to serve our customers’ needs.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$13,013	$11,453	45%	49%	$1,560	14%
Services and other	15,760	11,739	55%	51%	4,021	34%
Total revenue	$28,773	$23,192	100%	100%	$5,581	24%
Cost of revenue	3,792	3,186	13%	14%	606	19%
Selling and marketing	8,530	6,686	30%	29%	1,844	28%
Research and development	6,691	5,581	23%	24%	1,110	20%
General and administrative	5,718	5,210	20%	22%	508	10%
Acquisition-related costs and expenses	1,659	1,579	6%	7%	80	5%
Restructuring costs	—	(114)	—%	—%	114	(100)%
Interest expense	1,319	—	5%	—%	1,319	100%
Other income, net	372	32	1%	—%	340	1063%
Income tax provision	(417)	(188)	(1)%	(1)%	(229)	(122)%
Net income	$1,019	$908	4%	4%	$111	12%
Revenue
Total revenue increased $5.6 million, or 24%, to $28.8 million in the three months ended March 31, 2021 compared to $23.2 million in the three months ended March 31, 2020. Software and hardware revenue increased $1.6 million, or 14%, to $13.0 million in the three months ended March 31, 2021 compared to $11.5 million in the three months ended March 31, 2020. This increase is primarily due to an increase in sales of our Mobile Deposit® and CheckReader™ software products. This increase was partially offset by a decline in revenue from our identity verification hardware products. Services and other revenue increased $4.0 million, or 34%, to $15.8 million in the three months ended March 31, 2021 compared to $11.7 million in the three months ended March 31, 2020. This increase is primarily due to continued growth in Mobile Verify® transactional SaaS revenue of $3.1 million, or 50%, in the three months ended March 31, 2021 compared to the same period in 2020, as well as an increase in maintenance revenue associated with CheckReader™ and Mobile Deposit® software sales.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.6 million, or 19%, to $3.8 million in the three months ended March 31, 2021 compared to $3.2 million in the three months ended March 31, 2020. As a percentage of revenue, cost of revenue decreased to 13% in the three months ended March 31, 2021 from 14% in the three months ended March 31, 2020. The increase in cost of revenue is primarily due to an increase in cost of revenues associated with higher variable personnel, hosting and royalty costs associated with a higher volume of Mobile Verify® transactions processed during the three months ended March 31, 2021 compared to the same period in 2020.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.8 million, or 28%, to $8.5 million in the three months ended March 31, 2021 compared to $6.7 million in the three months ended March 31, 2020. As a percentage of revenue, selling and marketing expenses increased to 30% in the three months ended March 31, 2021 from 29% in the three months ended March 31, 2020. The increase in selling and marketing expense is due to higher personnel-related costs resulting from our increased headcount and higher product promotion costs of $1.8 million in the three months ended March 31, 2021 compared to the same period in 2020. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses as a result of the COVID-19 pandemic during the three months ended March 31, 2021 as compared to the same period in 2020.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.1 million, or 20%, to $6.7 million in the three months ended March 31, 2021 compared to $5.6 million in the three months ended March 31, 2020. As a percentage of revenue, research and development expenses decreased to 23% in the three months ended March 31, 2021 from 24% in the three months ended March 31, 2020. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount in the three months ended March 31, 2021 compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.5 million, or 10%, to $5.7 million in the three months ended March 31, 2021 compared to $5.2 million in the three months ended March 31, 2020. As a percentage of revenue, general and administrative expenses decreased to 20% in the three months ended March 31, 2021 from 22% in the three months ended March 31, 2020. The increase in general and administrative expenses is primarily due to higher personnel-related costs resulting from our increased headcount during the three months ended March 31, 2021 compared to the same period in 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.1 million, or 5%, to $1.7 million in the three months ended March 31, 2021 compared to $1.6 million in the three months ended March 31, 2020. As a percentage of revenue, acquisition-related costs and expenses decreased to 6% in the three months ended March 31, 2021 from 7% in the three months ended March 31, 2020. The increase in acquisition-related costs and expenses is due to the impact of foreign exchange rates on the amortization of certain intangible assets during the three months ended March 31, 2021 compared to the same period in 2020.
Restructuring Costs

Restructuring costs consist of employee severance obligations and other related costs. There were no restructuring costs in the three months ended March 31, 2021. Restructuring costs were negative $0.1 million in the three months ended March 31, 2020 and are due to a reversal of costs accrued for the restructuring plan implemented in June 2019.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $1.3 million for the three months ended March 31, 2021 and consisted of $1.1 million of amortization of debt discount and issuance costs and $0.2 million of coupon interest incurred. There was no interest expense in the three months ended March 31, 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net increased $0.3 million, to $0.4 million in the three months ended March 31, 2021 compared to $32,000 in the three months ended March 31, 2020. This increase is primarily due to an increase in interest income as a result of higher cash and investment balances and an overall foreign currency exchange transactional gain recorded during the three months ended March 31, 2021 as compared to an overall foreign currency exchange transactional loss recorded during the same period in 2020.
Income Tax Benefit (Provision)
For the three months ended March 31, 2021, we recorded an income tax provision of $0.4 million, which yielded an effective tax rate of 29%. For the three months ended March 31, 2020, we recorded an income tax provision of $0.2 million, or an effective tax rate of 17%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2021 and 2020 was primarily due to the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.
Comparison of the Six Months Ended March 31, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2021 and 2020 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$25,315	$22,968	46%	51%	$2,347	10%
Services and other	29,433	22,291	54%	49%	7,142	32%
Total revenue	$54,748	$45,259	100%	100%	$9,489	21%
Cost of revenue	7,930	6,119	14%	14%	1,811	30%
Selling and marketing	15,915	13,334	29%	29%	2,581	19%
Research and development	12,855	10,873	23%	24%	1,982	18%
General and administrative	10,776	10,498	20%	23%	278	3%
Acquisition-related costs and expenses	3,352	3,187	6%	7%	165	5%
Restructuring costs	—	(114)	—%	—%	114	(100)%
Interest expense	1,319	—	2%	—%	1,319	100%
Other income, net	468	335	1%	1%	133	40%
Income tax benefit (provision)	117	(229)	—%	(1)%	346	(151)%
Net income	$3,186	$1,468	6%	3%	$1,718	117%

Revenue
Total revenue increased $9.5 million or 21%, to $54.7 million in the six months ended March 31, 2021 compared to $45.3 million in the six months ended March 31, 2020. Software and hardware revenue increased $2.3 million, or 10%, to $25.3 million in the six months ended March 31, 2021 compared to $23.0 million in the six months ended March 31, 2020 primarily due to an increase in sales of our Mobile Deposit®, ID_CLOUD™, and CheckReader™ software products and identity verification hardware products. Services and other revenue increased $7.1 million, or 32%, to $29.4 million in the six months ended March 31, 2021 compared to $22.3 million in the six months ended March 31, 2020 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $5.3 million in the six months ended March 31, 2021 compared to the same period in 2020, as well as an increase in maintenance revenue associated with CheckReader™ and Mobile Deposit® software sales and hosted mobile deposit transactional revenue.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.8 million, or 30%, to $7.9 million in the six months ended March 31, 2021 compared to $6.1 million in the six months ended March 31, 2020. As a percentage of revenue, cost of revenue was consistent at 14% in each of the six months ended March 31, 2021 and 2020. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting and royalty costs associated with a higher volume of Mobile Verify® transactions processed during the six months ended March 31, 2021 compared to the same period in 2020.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $2.6 million, or 19%, to $15.9 million in the six months ended March 31, 2021 compared to $13.3 million in the six months ended March 31, 2020. As a percentage of revenue, selling and marketing expenses were consistent at 29% in each of the six months ended March 31, 2021 and 2020. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $3.0 million and higher product promotion costs of $0.4 million in the six months ended March 31, 2021 compared to the same period in 2020. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses of $0.8 million as a result of the COVID-19 pandemic.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.0 million, or 18%, to $12.9 million in the six months ended March 31, 2021 compared to $10.9 million in the six months ended March 31, 2020. As a percentage of revenue, research and development expenses decreased to 23% in the six months ended March 31, 2021 from 24% in the six months ended March 31, 2020. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount in the six months ended March 31, 2021 compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.3 million, or 3%, to $10.8 million in the six months ended March 31, 2021 compared to $10.5 million in the six months ended March 31, 2020. As a percentage of revenue, general and administrative expenses decreased to 20% in the six months ended March 31, 2021 from 23% in the six months ended March 31, 2020. The increase in general and administrative expenses is primarily due to higher personnel-related costs resulting from our increased headcount of $0.7 million during the six months ended March 31, 2021 compared to the same period in 2020. This increase is partially offset by a decrease in intellectual property litigation costs of $0.5 million.

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, stock-based compensation, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.2 million, or 5%, to $3.4 million in the six months ended March 31, 2021 compared to $3.2 million in the six months ended March 31, 2020. As a percentage of revenue, acquisition-related costs and expenses decreased to 6% in the six months ended March 31, 2021 from 7% in the six months ended March 31, 2020. The increase in acquisition-related costs and expenses is primarily due to the impact of foreign exchange rates on the amortization of certain intangible assets during the six months ended March 31, 2021 compared to the same period in 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. There were no restructuring costs in the six months ended March 31, 2021. Restructuring costs were negative $0.1 million in the six months ended March 31, 2020 due to a reversal of costs accrued for the restructuring plan implemented in June 2019.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes. Interest expense was $1.3 million for six months ended March 31, 2021 and consisted of $1.1 million of amortization of debt discount and issuance costs and $0.2 million of coupon interest incurred. There was no interest expense in the six months ended March 31, 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net increased $0.2 million, to $0.5 million of net income in the six months ended March 31, 2021 compared to $0.3 million of net income in the six months ended March 31, 2020, primarily due to an increase in interest income as a result of higher cash and investment balances and a higher foreign currency exchange transactional gain.
Income Tax Benefit (Provision)
For the six months ended March 31, 2021, we recorded an income tax benefit of $0.1 million, which yielded an effective tax rate of negative 4%. For the six months ended March 31, 2020, we recorded an income tax provision of $0.2 million, or an effective tax rate of 13%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2021 and 2020 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On March 31, 2021, we had $219.5 million in cash and cash equivalents and investments compared to $62.0 million on September 30, 2020, an increase of $157.5 million, or 254%. The increase in cash and cash equivalents and investments is primarily due to net proceeds from the issuance of the 2026 Notes of $140.4 million (net of sale of warrants and purchase of convertible senior notes hedge), net cash provided by operating activities of $16.1 million, and proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $2.8 million. These increases were partially offset by the payment of acquisition-related contingent consideration of $0.8 million and capital expenditures of $0.7 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2021 was $16.1 million and resulted primarily from net income of $3.2 million, net non-cash charges of $10.8 million, and favorable changes in operating assets and liabilities of $2.0 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities & other, depreciation and amortization, and amortization of investment premiums and other totaling $5.7 million, $3.4 million, $1.1 million, $0.8 million, and $0.3 million, respectively, which were partially offset by a deferred tax benefit of $0.5 million.
Net cash provided by operating activities during the six months ended March 31, 2020 was $8.4 million and resulted primarily from net income of $1.5 million adjusted for non-cash charges of $9.0 million as well as favorable changes in operating assets and liabilities of $2.1 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and deferred taxes totaling $4.6 million, $3.2 million, and $0.7 million and $0.5 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $124.7 million during the six months ended March 31, 2021, which consisted primarily of net purchases of investments of $124.1 million and capital expenditures of $0.7 million.
Net cash used in investing activities was $7.8 million during the six months ended March 31, 2020, which consisted primarily of net purchases of investments of $7.4 million and capital expenditures of $0.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $142.6 million during the six months ended March 31, 2021, which consisted of net proceeds from the issuance of the 2026 Notes of $149.7 million, proceeds from the issuance of equity plan Common Stock of $2.8 million, and proceeds from other borrowings of $0.3 million partially offset by net cash used for the call spreads on the sales and purchases of warrants and convertible senior notes hedge issued in connection with the 2026 Notes of $9.3 million, and payment of acquisition-related contingent consideration of $0.8 million.
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
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes. The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable.
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s common stock, $0.001 par value (the “Common Stock”) exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; and (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the indenture that will govern the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.
In connection with the issuance of the 2026 Notes, we entered into transactions for convertible notes hedge (the “Notes Hedge”) and warrants (the “Warrant Transactions”). The Notes Hedge was entered into with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC, and provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of common stock at a strike price of $20.85, which is equal to the number of shares of common stock that notionally underlie and corresponds to the conversion price of the 2026 Notes. The cost of the Notes Hedge was $33.2 million. The Notes Hedge will expire on February 1, 2026, equal to the maturity date of the 2026 Notes. The Notes Hedge is expected to reduce the potential equity dilution upon conversion of the 2026 Notes if the daily volume-weighted average price per share of our common stock exceeds the strike price of the Notes Hedge.
In addition, the Warrant Transactions provided us with the ability to acquire up to 7.4 million shares of our common stock. The Warrant Transactions will expire ratably during the 80 trading days commencing on and including May 1, 2026 and may be settled in net shares of common stock or net cash at the Company’s election. We received $23.9 million in cash proceeds from the Warrant Transactions. As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter.
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
Other Liquidity Matters
On March 31, 2021, we had investments of $165.6 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At March 31, 2021, we had $131.3 million of our available-for-sale securities classified as current and $34.3 million of our available-for-sale securities classified as long-term. At September 30, 2020, we had $40.0 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $182.6 million at March 31, 2021 compared to $59.8 million at September 30, 2020.
Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.

Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of March 31, 2021.
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
In February 2021, the Company issued the 2026 Notes. Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions. See Convertible Senior Notes Hedge and Embedded Conversion Derivative in Note 1.
“Nature of Operations and Summary of Significant Accounting Policies” for our new policy surrounding these items and Note 7. “Convertible Senior Notes” for additional information related to these transactions. Other than the aforementioned, there have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2021, our marketable securities had remaining maturities between approximately one and 42 months and a fair market value of $165.6 million, representing 47% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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
Risks Associated With Our Indebtedness
Our indebtedness and liabilities could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes.
In February 2021, we issued $155.3 million aggregate principal amount of the 2026 Notes and may also incur additional indebtedness to meet future financing needs. Our indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:
•making it difficult for us to satisfy our obligations, including debt service obligations;
•increasing our vulnerability to adverse economic and industry conditions;
•limiting our ability to obtain additional financing or refinance debt;
•requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•limiting our flexibility to plan for, or react to, changes in our business and the industry in which we operate;
•diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the 2026 Notes; and
•placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.
Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. In addition, any future indebtedness that we may incur may contain financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.
We may be unable to raise the funds necessary to repurchase the 2026 Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our future indebtedness may limit our ability to repurchase the 2026 Notes or pay cash upon their conversion.
Holders of the 2026 Notes may in certain circumstances require us to repurchase their 2026 Notes following a fundamental change at a cash repurchase price generally equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy all of our conversion obligation in cash until we receive stockholder approval and thereafter, part or all of such conversion obligation in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2026 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the 2026 Notes or pay the cash amounts due upon conversion. Our failure to repurchase 2026 Notes or to pay the cash amounts due upon conversion when required will constitute a default under the Indenture. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the 2026 Notes.
Provisions in the 2026 Notes Indenture could delay or prevent an otherwise beneficial takeover of us.
Certain provisions in the 2026 Notes and the Indenture could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the 2026 Notes will have the right to require us to repurchase their 2026 Notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the 2026 Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.
The accounting method for the 2026 Notes could adversely affect our reported financial condition and results.
The accounting method for reflecting the 2026 Notes on our balance sheet, accruing interest expense for the 2026 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
As described in Note 7. “Convertible Senior Notes” to the consolidated financial statements included in this Form 10-Q, we will be required to settle conversions of the 2026 Notes entirely in cash unless and until we (1) receive stockholder approval to increase the number of authorized shares of our common stock and (2) reserve such amount of shares of common stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. Accordingly, the conversion option that is part of the 2026 Notes will be accounted for as a derivative pursuant to accounting standards relating to derivative instruments and hedging activities. In general, this will result in an initial valuation of the conversion option, which will be bifurcated from the debt component of the 2026 Notes, resulting in an original issue discount. The original issue discount will be accreted to interest expense over the term of the 2026 Notes, which will result in an effective interest rate reported in our consolidated statements of operations and comprehensive income significantly in excess of the stated coupon rate of the 2026 Notes.
This accounting treatment will reduce our earnings and could adversely affect the price at which our common stock trades, but it will not affect the amount of cash interest paid to holders of the 2026 Notes or our cash flows.
For each financial statement period after issuance of the 2026 Notes unless and until we obtain the stockholder approval described in Note 7. “Convertible Senior Notes” to the consolidated financial statements included in this Form 10-Q, a gain (or loss) will be reported in our consolidated statements of operations and other comprehensive income to the extent the valuation of the conversion option changes from the previous period. The Notes Hedge transactions will also be accounted for as a derivative instrument until such time that we receive stockholder approval to increase our authorized share count by a sufficient number of shares as required under the Indenture, offsetting the gain (or loss) associated with changes to the valuation of the conversion option. Although we do not expect there to be a material net impact to our consolidated statements of operations and comprehensive income as a result of our issuing the 2026 Notes and entering into the Notes Hedge, we cannot assure you that these transactions will be completely offset, which may result in volatility to our consolidated statements of operations and comprehensive income.
If we obtain stockholder approval, we expect that, under applicable accounting principles, we will continue carrying on the balance sheet a debt discount for accounting purposes, which will be accreted into interest expense over the term of the 2026 Notes. As a result of this accretion, the interest expense that we expect to recognize for the 2026 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2026 Notes, which will result in lower reported income or higher reported loss. The lower reported income or higher reported loss resulting from this accounting treatment could depress the trading price of our common stock. However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06 and which will be required to be effective for us for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. When effective, we expect that ASU 2020-06 will eliminate the separate accounting described above and reduce the interest expense that we expect to recognize for the 2026 Notes for accounting purposes. We expect that we will early adopt ASU 2020-06 beginning in our fiscal year 2022, commencing as of October 1, 2021.
In addition, we expect to be eligible to use the treasury stock method to reflect the shares underlying the 2026 Notes in our diluted earnings per share. Under this method, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all the 2026 Notes were converted and that we issued shares of our common stock to settle the excess. However, if reflecting the 2026 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the 2026 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2026 Notes will not be reflected in our diluted earnings per share. In addition, if accounting standards change in the future and we are not permitted to use the treasury stock method, then our diluted earnings per share may decline. For example, ASU 2020-06 amends these accounting standards, effective as of the dates referred to above, to eliminate the treasury stock method for convertible instruments and instead require application of the “if converted” method. Under the “if-converted” method, diluted earnings per share would generally be calculated assuming that all the 2026 Notes were converted at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce our reported diluted earnings per share. Because we are required, upon conversion of any 2026 Notes, to settle the conversion value in cash up to at least the principal amount of 2026 Notes being converted, we currently expect that the application of the “if-converted” method to the 2026 Notes under ASU 2020-06 will be substantially similar to the treasury stock method described above.
Furthermore, if any of the conditions to the convertibility of the 2026 Notes is satisfied, then we may be required under applicable accounting standards to reclassify the liability carrying value of the 2026 Notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their 2026 Notes and could materially reduce our reported working capital.
The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the 2026 Notes is triggered, holders of 2026 Notes will be entitled to convert the 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, we would be required to settle the conversion value solely in cash until we receive stockholder approval and thereafter, up to at least the principal amount being converted which could adversely affect our liquidity.
Risks Related to Investing in Our Common Stock
The Notes Hedge and Warrant Transactions may affect the value of our common stock.
In connection with the pricing of the 2026 Notes, we entered into the Notes Hedge with the Option Counterparties. We also entered into Warrant Transactions with the Option Counterparties. The Notes Hedge is expected generally to reduce or offset potential dilution to our common stock upon any conversion of the 2026 Notes and/or offset any cash payments we may be required to make in excess of the principal amount of converted 2026 Notes, as the case may be. However, the Warrant Transactions could separately have a dilutive effect to the extent that the market value per share of our common stock exceeds the strike price of the warrants.
The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the 2026 Notes (and are likely to do so during any observation period relating to a conversion of 2026 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock
The Option Counterparties may choose to engage in, or to discontinue engaging in, any of these transactions with or without notice at any time, and their decisions will be in their sole discretion.
We will be subject to counterparty risk with respect to the Notes Hedge transactions.
The Option Counterparties are financial institutions, and we will be subject to the risk that one or more of the Option Counterparties might default under their respective Notes Hedges. Our exposure to the credit risk of the Option Counterparties will not be secured by any collateral. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If any Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under our transactions with such Option Counterparty.
Our exposure will depend on many factors, but, generally, the increase in our exposure will be correlated to the increase in the market price and in the volatility of our common stock. In addition, upon a default by any Option Counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of any of the Option Counterparties.
Conversion of the 2026 Notes or exercise of the warrants evidenced by the Warrant Transactions may dilute the ownership interest of existing stockholders.
Any stock issued upon conversion of the 2026 Notes will dilute the ownership interests of existing stockholders. Furthermore, the warrants evidenced by the Warrant Transactions are expected to be settled on a net-share basis. As a result, the conversion of some or all of the 2026 Notes or the exercise of some or all of such warrants may dilute the ownership interests of existing stockholders. Any sales in the public market of the shares of our common stock issuable upon such conversion of the 2026 Notes or such exercise of the warrants could adversely affect prevailing market prices of our common stock and, in turn, the price of the 2026 Notes. In addition, the existence of the 2026 Notes may encourage short selling by market participants because the conversion of the 2026 Notes could depress the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2021, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(3)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

4.1	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(6)

10.1	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2021	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Jeffrey C. Davison
Jeffrey C. Davison
Chief Financial Officer (Principal Financial and Accounting Officer)