Form 10-Q
period 2021-06-30
MITEK SYSTEMS INC
filed 2021-08-05
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 44,024,072 shares of the registrant’s common stock outstanding as of July 31, 2021.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2021

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2021 (Unaudited)	September 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$40,549	$19,986
Short-term investments	138,302	40,035
Accounts receivable, net	18,583	15,612
Contract assets	3,610	5,187
Prepaid expenses	1,988	1,338
Other current assets	2,163	1,968
Total current assets	205,195	84,126
Long-term investments	36,643	1,963
Property and equipment, net	3,594	3,610
Right-of-use assets	7,602	5,407
Intangible assets, net	28,557	19,289
Goodwill	67,050	35,669
Deferred income tax assets	13,773	13,484
Convertible senior notes hedge	54,334	—
Other non-current assets	5,650	5,606
Total assets	$422,398	$169,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,637	$3,909
Accrued payroll and related taxes	9,532	8,882
Deferred revenue, current portion	11,896	7,973
Lease liabilities, current portion	1,928	1,819
Acquisition-related contingent consideration	9,950	753
Other current liabilities	1,660	1,020
Total current liabilities	37,603	24,356
Convertible senior notes	119,625	—
Embedded conversion derivative	54,334	—
Deferred revenue, non-current portion	614	1,597
Lease liabilities, non-current portion	7,182	5,327
Deferred income tax liabilities	7,981	4,649
Other non-current liabilities	6,535	982
Total liabilities	233,874	36,911
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, zero issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 44,018,619 and 41,779,853 issued and outstanding, as of June 30, 2021 and September 30, 2020, respectively	44	42
Additional paid-in capital	195,942	146,518
Accumulated other comprehensive income (loss)	361	(323)
Accumulated deficit	(7,823)	(13,994)
Total stockholders’ equity	188,524	132,243
Total liabilities and stockholders’ equity	$422,398	$169,154

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Revenue
Software and hardware	$16,973	$13,212	$42,288	$36,180
Services and other	14,805	12,201	44,238	34,492
Total revenue	31,778	25,413	86,526	70,672
Operating costs and expenses
Cost of revenue—software and hardware	293	623	2,208	2,258
Cost of revenue—services and other	3,117	2,873	9,132	7,357
Selling and marketing(1)	8,133	7,011	24,048	20,345
Research and development(1)	6,946	5,891	19,801	16,764
General and administrative	5,633	5,884	16,409	16,382
Acquisition-related costs and expenses	2,224	1,697	5,576	4,884
Restructuring costs	—	—	—	(114)
Total operating costs and expenses	26,346	23,979	77,174	67,876
Operating income	5,432	1,434	9,352	2,796
Interest expense	2,223	—	3,543	—
Other income, net	80	145	549	480
Income before income taxes	3,289	1,579	6,358	3,276
Income tax provision	(304)	(231)	(187)	(460)
Net income	$2,985	$1,348	$6,171	$2,816
Net income per share—basic	$0.07	$0.03	$0.14	$0.07
Net income per share—diluted	$0.07	$0.03	$0.14	$0.07
Shares used in calculating net income per share—basic	43,773	41,483	43,145	41,251
Shares used in calculating net income per share—diluted	45,194	42,428	44,646	42,239
Other comprehensive income
Net income	$2,985	$1,348	$6,171	$2,816
Foreign currency translation adjustment	747	1,135	859	1,324
Unrealized gain (loss) on investments	11	98	(175)	156
Other comprehensive income	$3,743	$2,581	$6,855	$4,296

(1) June 30, 2020 consolidated statements of operations reflect reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2021
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729
Exercise of stock options	27	—	241	—	—	241
Settlement of restricted stock units	73	—	—	—	—	—
Acquisition-related shares issued	867	1	13,943	—	—	13,944
Stock-based compensation expense	—	—	2,867	—	—	2,867
Components of other comprehensive income:
Net income	—	—	—	2,985	—	2,985
Currency translation adjustment	—	—	—	—	747	747
Change in unrealized gain (loss) on investments	—	—	—	—	11	11
Total other comprehensive income						3,743
Balance, June 30, 2021	44,019	$44	$195,942	$(7,823)	$361	$188,524

	Three Months Ended June 30, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, March 31, 2020	41,076	$41	$138,021	$(20,340)	$(3,814)	$113,908
Exercise of stock options	116	—	393	—	—	393
Settlement of restricted stock units	91	—	—	—	—	—
Stock-based compensation expense	—	—	2,501	—	—	2,501
Components of other comprehensive income:
Net income	—	—	—	1,348	—	1,348
Currency translation adjustment	—	—	—	—	1,135	1,135
Change in unrealized gain (loss) on investments	—	—	—	—	98	98
Total other comprehensive income						2,581
Balance, June 30, 2020	41,283	$41	$140,915	$(18,992)	$(2,581)	$119,383

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2021
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	287	—	2,198	—	—	2,198
Settlement of restricted stock units	1,008	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	794	—	—	794
Acquisition-related shares issued	867	1	13,942	—	—	13,943
Stock-based compensation expense	—	—	8,582	—	—	8,582
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Repurchases and retirements of common stock	—	—	—	—	—	—
Components of other comprehensive income:
Net income	—	—	—	6,171	—	6,171
Currency translation adjustment	—	—	—	—	859	859
Change in unrealized gain (loss) on investments	—	—	—	—	(175)	(175)
Total other comprehensive income						6,855
Balance, June 30, 2021	44,019	$44	$195,942	$(7,823)	$361	$188,524

	Nine Months Ended June 30, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2019	40,367	$40	$132,160	$(20,806)	$(4,061)	$107,333
Exercise of stock options	301	—	1,038	—	—	1,038
Settlement of restricted stock units	677	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	75	—	606	—	—	606
Stock-based compensation expense	—	—	7,112	—	—	7,112
Repurchases and retirements of common stock	(137)	—	—	(1,002)	—	(1,002)
Components of other comprehensive income:
Net income	—	—	—	2,816	—	2,816
Currency translation adjustment	—	—	—	—	1,324	1,324
Change in unrealized gain (loss) on investments	—	—	—	—	156	156
Total other comprehensive income						4,296
Balance, June 30, 2020	41,283	$41	$140,915	$(18,992)	$(2,581)	$119,383

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2021	2020
Operating activities:
Net income	$6,171	$2,816
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	8,582	7,112
Amortization of intangible assets	5,241	4,786
Depreciation and amortization	1,120	1,143
Amortization of investment premiums & other	774	(3)
Accretion and amortization on debt securities	3,080	—
Net changes in estimated fair value of acquisition-related contingent consideration	—	98
Deferred taxes	(263)	748
Changes in assets and liabilities:
Accounts receivable	(2,681)	2,109
Contract assets	2,326	(4,802)
Other assets	(1,468)	(175)
Accounts payable	(1,397)	724
Accrued payroll and related taxes	428	919
Deferred revenue	2,928	3,947
Restructuring accrual	—	(1,324)
Other liabilities	175	(723)
Net cash provided by operating activities	25,016	17,375
Investing activities:
Purchases of investments	(186,444)	(32,282)
Sales and maturities of investments	52,536	17,272
Acquisitions, net of cash acquired	(12,549)	—
Purchases of property and equipment	(966)	(520)
Net cash used in investing activities	(147,423)	(15,530)
Financing activities:
Proceeds from the issuance of convertible senior notes	155,250	—
Payment for convertible senior notes issuance costs	(5,513)	—
Purchase of 2026 convertible senior notes hedge	(33,192)	—
Proceeds from issuance of convertible senior notes warrants	23,909	—
Proceeds from the issuance of equity plan common stock	2,992	1,644
Repurchases and retirements of common stock	—	(1,002)
Payment of acquisition-related contingent consideration	(783)	(478)
Proceeds from other borrowings	251	217
Principal payments on other borrowings	(68)	(121)
Net cash provided by financing activities	142,846	260
Foreign currency effect on cash and cash equivalents	124	85
Net increase in cash and cash equivalents	20,563	2,190
Cash and cash equivalents at beginning of period	19,986	16,748
Cash and cash equivalents at end of period	$40,549	$18,938
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$556	$—
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available for sale investments	$(175)	$156

See accompanying notes to consolidated financial statements... ..

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
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States (“U.S.”) and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mitek’s Mobile Deposit® solution is embedded within the financial institutions’ digital banking apps used by consumers and has now processed over five billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. As of June 30, 2021, the Company has been granted 73 patents and it has an additional 15 patent applications pending.
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
In May 2021 (as more fully described below in Note 3) Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of artificial intelligence (AI)-based voice and face biometrics and liveness detection. The ID R&D Acquisition (as defined below) will simplify and secure the entire transaction lifecycle for both businesses and consumers. Businesses and financial institutions will have access to one authentication solution to deploy throughout the complete transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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

Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2021 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 7, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A (together, the “Form 10-K”), filed with the SEC on December 11, 2020.
Results for the nine months ended June 30, 2021 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive income (loss) in the consolidated balance sheets. The Company recorded a net gain resulting from foreign exchange translation of $0.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded a net gain resulting from foreign exchange translation of $0.9 million and $1.3 million for the nine months ended June 30, 2021 and 2020, respectively.
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
Reclassifications
Certain reclassifications have been made to prior year presentation to conform to the current year presentation. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $0.8 million for the three months ended June 30, 2020. Product management costs were $2.2 million for the nine months ended June 30, 2020.
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
Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”), convertible senior notes and warrants, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.
For the three and nine months ended June 30, 2021 and 2020, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Stock options	524	207	593	270
RSUs	1,248	1,718	1,177	1,577
ESPP common stock equivalents	73	73	27	—
Performance options	263	—	224	—
Performance RSUs	98	67	109	26
Convertible senior notes	7,448	—	3,983	—
Warrants	7,448	—	3,983	—
Total potentially dilutive common shares outstanding	17,102	2,065	10,096	1,873
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Net income	$2,985	$1,348	$6,171	$2,816
Weighted-average shares outstanding—basic	43,773	41,483	43,145	41,251
Common stock equivalents	1,421	945	1,501	988
Weighted-average shares outstanding—diluted	45,194	42,428	44,646	42,239
Net income per share:
Basic	$0.07	$0.03	$0.14	$0.07
Diluted	$0.07	$0.03	$0.14	$0.07

Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive income (loss), a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2021 and 2020.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.75% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. The Company could not elect to issue the shares of its common stock, par value $0.001 per share (“Common Stock”) upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) is accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) was reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 8. “Convertible Senior Notes” for additional information related to these transactions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $35,000 of write-offs to the allowance for doubtful accounts for the nine months ended June 30, 2021 and $0.1 million of write-offs in the nine months ended June 30, 2020. The Company maintained an allowance for doubtful accounts of $0.3 million as of June 30, 2021 and $0.2 million as of September 30, 2020.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases, and amortization of capitalized software development costs commences when the products are available for general release. For the nine months ended June 30, 2021 and 2020, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. We had no amortization expense from capitalized software costs during the nine months ended June 30, 2021 and 2020.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.6 million and $0.1 million of costs related to computer software developed for internal use during the nine months ended June 30, 2021 and 2020, respectively. The Company had $0.3 million in amortization expense from internal use software during each of the nine months ended June 30, 2021 and 2020.
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
Because the Company determines the fair value of its reporting unit based on its market capitalization, the Company’s future reviews of goodwill for impairment may be impacted by changes in the price of the Common Stock. For example, a significant decline in the price of the Common Stock may cause the fair value of its goodwill to fall below its carrying value. Therefore, the Company cannot assure that when it completes its future reviews of goodwill for impairment a material impairment charge will not be recorded.
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the nine months ended June 30, 2021 and 2020.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2021, $0.9 million was outstanding under these agreements and $0.1 million and $0.8 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2020, $0.7 million, was outstanding under these agreements and approximately $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and performance RSUs as awards to its employees. Additionally, eligible employees may participate in the ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. Forfeitures are recorded as they occur.
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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive income (loss) of $0.4 million and $(0.3) million at June 30, 2021 and September 30, 2020, respectively.
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

Recently Issued Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company expects that ASU 2020-06 will eliminate the separate accounting described above and reduce the interest expense that we expect to recognize. The Company plans to early adopt ASU 2020-06 for its fiscal year beginning October 1, 2021.
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
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2021 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Major product category
Deposits software and hardware	$15,817	$12,222	$38,705	$32,822
Deposits services and other	4,963	4,726	14,887	13,399
Deposits revenue	20,780	16,948	53,592	46,221
Identity verification software and hardware	1,156	990	3,583	3,358
Identity verification services and other	9,842	7,475	29,351	21,093
Identity verification revenue	10,998	8,465	32,934	24,451
Total revenue	$31,778	$25,413	$86,526	$70,672
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.

Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2021	September 30, 2020
Contract assets, current	$3,610	$5,187
Contract assets, non-current	3,723	4,468
Contract liabilities (deferred revenue), current	11,896	7,973
Contract liabilities (deferred revenue), non-current	614	1,597
Contract assets, reported within current assets and other non-current assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $8.5 million and $5.6 million of revenue during the nine months ended June 30, 2021 and 2020, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.3 million and $1.5 million as of June 30, 2021 and September 30, 2020, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income and totaled $0.3 million and $0.2 million during the three months ended June 30, 2021 and 2020, respectively, and $0.8 million and $0.6 million during the nine months ended June 30, 2021 and 2020, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2021 and 2020 related to capitalized contract costs.

3. BUSINESS COMBINATIONS
On May 28, 2021 (the “Closing Date”), the Company completed the acquisition of ID R&D (the “ID R&D Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov (the “Representative”). Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of Mitek Systems, Inc. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection.
As consideration for the ID R&D Acquisition, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments (the “Initial Cash Payment”); and (ii) 867,226 shares or $13.9 million of Common Stock. In addition to the foregoing, the equityholders of ID R&D may become entitled to receive additional consideration from the Company upon achievement of certain milestones as follows (collectively, the “Earnout Payments”): subject to ID R&D’s achievement of target revenue for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof (each such period, an “Earnout Period”): (i) an aggregate maximum amount of approximately $12.3 million with respect to the first Earnout Period and (ii) approximately $9.8 million with respect to the second Earnout Period, with 15% of the first Earnout Period’s payment to be deposited (as additional funds) into an escrow fund described below. The Company will make the Earnout Payments in the form of cash and shares of Common Stock as set forth in the Merger Agreement. The Company has granted the Representative an option to shift the Earnout Period(s) out by one year, pursuant to the terms of the Merger Agreement. Moreover, in the event actual revenue for an Earnout Period exceeds the target revenue for such period, the amount of such excess will be credited towards the achievement of the subsequent Earnout Period’s Earnout Payment.
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.3 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter the Company revises the estimated fair value of the consideration for the Earnout Periods and changes in the fair value are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income. See Note 4. “Investments,” of the notes to consolidated financial statements for more information relating to the consideration for the Earnout Periods.

The Company incurred $0.5 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income.
On the Closing Date, the Company deposited a portion of the Initial Cash Payment and a number of shares of Common Stock having a collective value of approximately $4.0 million into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights of the Company. As indicated above, 15% of the Earnout Payment with respect to the first Earnout Period, if and when earned, will also be deposited into the escrow fund. The escrow fund will be maintained for up to 24 months following the completion of the ID R&D Acquisition or until such earlier time as the escrow fund is exhausted. The Company used cash on hand for the Initial Cash Payment.
Acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ID R&D have been included in the accompanying consolidated financial statements since the date of such acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ID R&D Acquisition, which remain preliminary as of June 30, 2021, and are based on assumptions that the Company’s management believes are reasonable given the information currently available. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes. The final allocations of the purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition as of the Closing Date (amounts shown in thousands):

Current assets	$385
Property, plant, and equipment	114
Intangible assets	14,190
Goodwill	30,866
Current liabilities	(397)
Other non-current liabilities	(3,236)
Net assets acquired	$41,922
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition as of the Closing Date (amounts shown in thousands, except for years):

	Amortization Period	Amount assigned
Completed technologies	7.0 years	$11,280
Customer relationships	3.0 years	2,540
Trade names	5.0 years	370
Total intangible assets acquired		$14,190
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition occurred on October 1, 2019 (amounts shown in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2021	2020	2021	2020
Pro forma revenue	$31,986	$25,656	$88,261	$71,722
Pro forma net income (loss)	$2,038	$143	$3,169	$(1,060)

4. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2021 and September 30, 2020, respectively (amounts shown in thousands):

June 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$5,240	$1	$—	$5,241
Asset-backed securities, short-term	6,051	1	—	6,052
Corporate debt securities, short-term	127,025	7	(23)	127,009
U.S. Treasury, long-term	4,999	—	(2)	4,997
Foreign government and agency securities, long-term	2,921	—	(2)	2,919
Corporate debt securities, long-term	28,775	—	(48)	28,727
Total	$175,011	$9	$(75)	$174,945

September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,245	$38	$—	$10,283
Asset-backed securities, short-term	4,723	36	—	4,759
Corporate debt securities, short-term	24,956	37	—	24,993
Corporate debt securities, long-term	1,966	—	(3)	1,963
Total	$41,890	$111	$(3)	$41,998

The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2021 and September 30, 2020, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2021 and 2020. There were no realized gains or losses from the sale of available-for-sale securities during the three and nine months ended June 30, 2021 and 2020.
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

The following tables represent the fair value hierarchy of the Company’s investments, convertible senior notes hedge, acquisition-related contingent consideration, and embedded conversion derivative as of June 30, 2021 and September 30, 2020, respectively (amounts shown in thousands):

June 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,241	$5,241	$—	$—
Asset-backed securities	6,052	—	6,052	—
Corporate debt securities	61,394	—	61,394	—
Commercial paper	65,615	—	65,615	—
Total short-term investments at fair value	138,302	5,241	133,061	—
Long-term investments:
U.S. Treasury	4,997	4,997	—	—
Foreign government and agency securities	2,919	—	2,919	—
Asset-backed securities	—	—	—	—
Corporate debt securities	28,727	—	28,727	—
Total long-term investments at fair value	36,643	4,997	31,646	—

Convertible senior notes hedge	54,334	—	54,334	—

Total assets at fair value	$229,279	$10,238	$219,041	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$9,950	$—	$—	$9,950
Non-current liabilities:
Acquisition-related contingent consideration	5,330	—	—	5,330
Embedded conversion derivative	54,334	—	54,334	—
Total liabilities at fair value	$69,614	$—	$54,334	$15,280

September 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$10,283	$10,283	$—	$—
Asset-backed securities, short-term	4,759	—	4,759	—
Corporate debt securities	9,619	—	9,619	—
Commercial paper	15,374	—	15,374	—
Total short-term investments at fair value	40,035	10,283	29,752	—
Long-term investments:
U.S. Treasury	—	—	—	—
Corporate debt securities	1,963	—	1,963	—
Total long-term investments at fair value	1,963	—	1,963	—

Total assets at fair value	$41,998	$10,283	$31,715	$—
Liabilities:
Acquisition-related contingent consideration	$753	$—	$—	$753
Total liabilities at fair value	$753	$—	$—	$753

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Convertible Senior Notes. On February 5, 2021, the Company issued $155.3 million aggregate principal amount of 0.75% 2026 Notes as further described in Note 8. “Convertible Senior Notes.” Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. Initially, conversion of the 2026 Notes will be settled solely in cash; however, following satisfaction of certain share reservation conditions, conversion of the 2026 Notes may be settled in cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The embedded conversion derivative associated with the 2026 Notes currently meets the criteria for an embedded derivative liability which required bifurcation and separate accounting. The Notes Hedge and Warrant Transactions are also currently classified as a derivative asset and as an increase to additional paid-in capital, respectively, on the Company’s consolidated balance sheet. On the date the Company increases its authorized shares of Common Stock and satisfies the share reservation condition, the Notes Hedge and embedded conversion derivative will be reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity are reflected in Other income, net, in the Company’s consolidated statement of operations and other comprehensive income.
The fair value of the Notes Hedge and the embedded conversion derivative are estimated using a Black-Scholes model. Based on the fair value hierarchy, the Company classified the Notes Hedge and the embedded conversion derivative as Level 2 as significant inputs are observable, either directly or indirectly. The significant inputs and assumptions used in the models to calculate the fair value of the derivatives include the Common Stock price, exercise price of the derivatives, risk-free interest rate, volatility, annual coupon rate and remaining contractual term.
The Company carries the 2026 Notes at face value less unamortized discount and issuance costs on its consolidated balance sheets. Based on the fair value hierarchy, the Company classified the 2026 Notes as Level 2 as they are not actively traded.
•Level 3: As of June 30, 2021, total acquisition-related contingent consideration of $10.0 million and $5.3 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$753
Contingent consideration associated with ID R&D Acquisition	15,280
Foreign currency effect on contingent consideration	29
Payment of contingent consideration	(782)
Balance at June 30, 2021	$15,280

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $67.1 million at June 30, 2021, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$35,669
Acquisition of ID R&D	30,866
Foreign currency effect on goodwill	515
Balance at June 30, 2021	$67,050

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of June 30, 2021 and September 30, 2020, respectively, are summarized as follows (amounts shown in thousands, except for years):

June 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$31,621	$11,860	$19,761
Customer relationships	4.6 years	20,168	11,825	8,343
Trade names	4.7 years	988	535	453
Total intangible assets		$52,777	$24,220	$28,557

September 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,416	$10,925
Customer relationships	4.8 years	17,628	9,390	8,238
Trade names	4.5 years	618	492	126
Total intangible assets		$38,587	$19,298	$19,289

Amortization expense related to acquired intangible assets was $1.9 million and $1.6 million for the three months ended June 30, 2021 and 2020, respectively, and $5.2 million and $4.8 million during the nine months ended June 30, 2021 and 2020, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2021—remaining	$2,142
2022	8,566
2023	6,493
2024	4,126
2025	2,902
Thereafter	4,328
Total	$28,557

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$89	$73	$258	$199
Selling and marketing	857	693	2,537	1,859
Research and development	797	721	2,313	2,075
General and administrative	1,124	1,014	3,474	2,979
Stock-based compensation expense included in expenses	$2,867	$2,501	$8,582	$7,112

As of June 30, 2021, the Company had $21.0 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 134,993, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2021, (i) 932,412 RSUs and 528,724 Performance RSUs were outstanding under the 2020 Plan, and 2,753,812 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 549,958 shares of Common Stock and 1,089,211 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2021, (i) 427,669 shares have been issued to participants pursuant to the ESPP and (ii) 572,331 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018. Subsequent offering periods commence semi-annually in February and August each year.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended June 30, 2021 and 2020. The Company recognized $0.4 million and $0.3 million in stock-based compensation expense related to the ESPP during the nine months ended June 30, 2021 and 2020, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of June 30, 2021, (i) 333,819 RSUs were outstanding under the Director Plan and (ii) 214,888 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	1,162,505	$7.51	6.1	$6,081
Granted	—	$—
Exercised	(286,848)	$7.67
Canceled	(15,910)	$9.41
Outstanding at June 30, 2021	859,747	$7.42	5.8	10,178
Vested and Expected to Vest at June 30, 2021	859,747	$7.42	5.8	10,178
Exercisable at June 30, 2021	636,639	$6.68	5.1	8,007
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended June 30, 2021 and 2020. The Company recognized $0.5 million in stock-based compensation expense related to outstanding stock options in each of the nine months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had $1.0 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 1.9 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2021 and 2020 was $2.0 million and $1.7 million, respectively. There were no options granted during the nine months ended June 30, 2021. The per-share weighted-average fair value of options granted during the nine months ended June 30, 2020 was $4.32.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	808,197	12.86
Settled	(917,354)	7.51
Canceled	(138,132)	8.89
Outstanding at June 30, 2021	2,414,654	9.70
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.0 million and $1.8 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2021 and 2020, respectively. The Company recognized $6.0 million and $5.2 million in stock-based compensation expense related to outstanding RSUs in the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had $16.8 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	11.84
Settled	(90,345)	6.06
Canceled	(19,252)	6.06
Outstanding at June 30, 2021	528,724	9.17

The Company recognized $0.3 million and $0.2 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended June 30, 2021 and 2020, respectively. The Company recognized $1.0 million and $0.5 million in stock-based compensation expense related to outstanding Performance RSUs in the nine months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, the Company had $2.9 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least three years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the Change of Control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. The Company recognized $0.2 million in stock-based compensation expense related to outstanding Performance Options in each of the three months ended June 30, 2021 and 2020. The Company recognized $0.6 million in stock-based compensation expense related to outstanding Performance Options in each of the nine months ended June 30, 2021 and 2020. As of June 30, 2021, the Company had $0.3 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 0.4 years.

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
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program will expire on June 30, 2022. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan. The program may be discontinued or amended at any time. No shares have been purchased under the share repurchase program as of June 30, 2021.
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
For the three and nine months ended June 30, 2021, the Company recorded an income tax provision of $0.3 million and $0.2 million, respectively, which yielded an effective tax rate of 9% and 3%, respectively. For the three and nine months ended June 30, 2020, the Company recorded an income tax provision of $0.2 million and $0.5 million, respectively,  which yielded an effective tax rate of 15% and 14%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2021 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2020 is primarily due to excess tax benefits resulting from the exercise of stock options and vesting of RSUs, the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

8. CONVERTIBLE SENIOR NOTES
The carrying values of the Company’s 2026 Notes are as follows (in thousands):

June 30, 2021
2026 Notes:
Principal amount	$155,250
Less: unamortized discount and issuance costs, net of amortization	(35,625)
Carrying amount	$119,625
2026 Notes embedded conversion derivative	$54,334
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021.
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
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
As of June 30, 2021, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the 2026 Notes into equity. Accordingly, unless and until the Company has a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares (“share reservation condition”), the Company will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 40 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.

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
As of June 30, 2021, the embedded derivative liability is included in embedded conversion derivative in the consolidated balance sheet and the change in fair value of derivative is included in Other income, net in the consolidated statement of operations and other comprehensive income. The carrying amount of the embedded derivative liability was determined using a Black-Scholes option valuation model.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of February 5, 2021	$33,192
Change in fair value	1,527
Fair value as of March 31, 2021	34,719
Change in fair value	19,615
Fair value as of June 30, 2021	$54,334

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$290	$—	$463	$—
Amortization of debt discount and issuance costs	1,933	—	3,080	—
Total interest expense recognized	$2,223	$—	$3,543	$—

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $35.6 million as of June 30, 2021, and will be amortized over approximately 4.6 years.

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
As the Company is required to settle the Notes Hedge in cash, they do not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and have been accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in our consolidated balance sheets in convertible senior notes hedge at $33.2 million. As of June 30, 2021, the Notes Hedge is included in convertible senior notes hedge in the consolidated balance sheet and the change in fair value is included in Other income, net in the consolidated statement of operations and other comprehensive income. As of June 30, 2021, the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended June 30, 2021, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of June 30, 2021, the Warrant Transactions had not been exercised and remained outstanding.

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The Company’s other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; London, United Kingdom; and St. Petersburg, Russia. Other than the lease for office space in San Diego, California, the Company does not believe that the leases for the offices are material to the Company. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
The Company’s leases have remaining terms of one to nine years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of June 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 5.6 years and the weighted-average discount rate was 3.2%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of June 30, 2021, the Company had operating ROU assets of $7.6 million. Total operating lease liabilities of $9.1 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $7.2 million. As of September 30, 2020, the Company had operating ROU assets of $5.4 million. Total operating lease liabilities of $7.1 million were comprised of current lease liabilities of $1.8 million and non-current lease liabilities of $5.3 million.
The Company recognized $0.6 million of operating lease costs in the three months ended June 30, 2021, and $1.6 million of operating lease costs in the nine months ended June 30, 2021. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income.
The Company paid $1.8 million in operating cash flows for operating leases in the nine months ended June 30, 2021.
Maturities of operating lease liabilities as of June 30, 2021 were as follows (amounts shown in thousands):

Operating leases
2021—remaining	$531
2022	2,159
2023	2,113
2024	1,779
2025	693
2026	687
Thereafter	1,803
Total lease payments	9,765
Less: amount representing interest	(655)
Present value of future lease payments	$9,110

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
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—U.S. Patent Nos. 8,699,779 (“the ’779 Patent”) and 8,977,571 (“the ’571 Patent”). Also on December 4, 2020, PNC Bank filed a complaint for declaratory judgement of non-infringement of the ’779 Patent and the ’571 Patent in the Western District of Pennsylvania (“PNC DJ Action”). On January 19, 2021, USAA filed a motion to dismiss the PNC DJ Action in view of the pending lawsuit between the parties in the Eastern District of Texas. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 and 10,013,681 (the “Second PNC Lawsuit” and together with the First PNC Lawsuit, the “PNC Lawsuits”). On June 1, 2021, the Western District of Pennsylvania court stayed the PNC DJ Action in view of the earlier-filed action between USAA and PNC in the Eastern District of Texas. On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136.
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
On July 7 and July 14, 2021, PNC Bank filed four additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, and U.S. Patent Nos. 10,482,432 from the First PNC Lawsuit. Decisions from the Patent Office whether to institute these IPRs are expected in February 2022.
The Company incurred legal fees of $0.6 million in the nine months ended June 30, 2021 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income.
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

10. REVENUE CONCENTRATION
For the three months ended June 30, 2021, the Company derived revenue of $12.9 million from three customers, with such customers accounting for 16%, 13%, and 11% of the Company’s total revenue, respectively. For the three months ended June 30, 2020, the Company derived revenue of $6.4 million from two customers, with such customers accounting for 15% and 11% of the Company’s total revenue, respectively. For the nine months ended June 30, 2021, the Company derived revenue of $23.7 million from two customers, with such customers accounting for 17% and 10% of the Company’s total revenue, respectively. For the nine months ended June 30, 2020, the Company derived revenue of $10.8 million from one customer, with such customer accounting for 15% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $5.9 million and $4.2 million at June 30, 2021 and 2020, respectively.
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
International sales accounted for approximately 23% and 25% of the Company’s total revenue for the three months ended June 30, 2021 and 2020, respectively. International sales accounted for approximately 26% and 25% of the Company’s total revenue for the nine months ended June 30, 2021 and 2020, respectively. From a geographic perspective, approximately 26% and 66% of the Company’s total long-term assets as of June 30, 2021 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 7% and 15% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2021 and September 30, 2020, respectively, are associated with the Company’s international subsidiaries.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 7, 2020, as amended by Amendment No. 1 to the Annual Report on Form 10-K/A (together, the “Form 10-K”), filed with the SEC on December 11, 2020. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
In May 2021 (as more fully described below in Note 3) Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of artificial intelligence (AI)-based voice and face biometrics and liveness detection. The ID R&D Acquisition (as defined below) will simplify and secure the entire transaction lifecycle for both businesses and consumers. Businesses and financial institutions will have access to one authentication solution to deploy throughout the complete transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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
Third Quarter Fiscal 2021 Highlights
•Revenue for the three months ended June 30, 2021 was $31.8 million, an increase of 25% compared to revenue of $25.4 million in the three months ended June 30, 2020.
•Net income was $3.0 million, or $0.07 per diluted share, during the three months ended June 30, 2021, compared to net income of $1.3 million, or $0.03 per share, during the three months ended June 30, 2020.
•Cash provided by operating activities was $9.0 million for the nine months ended June 30, 2021, compared to $17.4 million for the nine months ended June 30, 2020.
•We added new patents to our portfolio during the third quarter of fiscal 2021 bringing our total number of issued patents to 73 as of June 30, 2021. In addition, we have 15 domestic and international patent applications pending as of June 30, 2021.
Acquisition of ID R&D, Inc.
On May 28, 2021 (the “Closing Date”), the Company completed the acquisition of ID R&D (the “ID R&D Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov. Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of Mitek Systems, Inc. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection. Under the terms of the Merger Agreement, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments and (ii) 867,226 shares (or $13.9 million) of Common Stock. The terms of the Merger Agreement also provide for additional payments of up to approximately $22.1 million in a combination of cash and Common Stock upon the achievement of certain financial milestones during fiscal 2022 and fiscal 2023.
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
We anticipate in certain circumstances that the current stay-at-home orders and impact of the COVID-19 pandemic may accelerate the adoption of digital technologies and create future opportunities and uses for our products. The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our long term revenue growth and profitability, depends on certain developments, including the duration of the pandemic and any resurgences, the severity of the disease, responsive actions taken by public health officials, the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers’ and our sales cycles, our ability to generate new business leads, the impacts on our customers’, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively, but future productivity and the effects of COVID-19 on our operations is unknown at this time. We continue to seek new and innovative opportunities to serve our customers’ needs.
Results of Operations
Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2021 and 2020 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$16,973	$13,212	53%	52%	$3,761	28%
Services and other	14,805	12,201	47%	48%	2,604	21%
Total revenue	$31,778	$25,413	100%	100%	$6,365	25%
Cost of revenue	3,410	3,496	11%	14%	(86)	(2)%
Selling and marketing	8,133	7,011	26%	28%	1,122	16%
Research and development	6,946	5,891	22%	23%	1,055	18%
General and administrative	5,633	5,884	18%	23%	(251)	(4)%
Acquisition-related costs and expenses	2,224	1,697	7%	7%	527	31%
Restructuring costs	—	—	—%	—%	—	—%
Interest expense	2,223	—	7%	—%	2,223	100%
Other income, net	80	145	—%	1%	(65)	(45)%
Income tax provision	(304)	(231)	(1)%	(1)%	(73)	(32)%
Net income	$2,985	$1,348	9%	5%	$1,637	121%
Revenue
Total revenue increased $6.4 million, or 25%, to $31.8 million in the three months ended June 30, 2021 compared to $25.4 million in the three months ended June 30, 2020. Software and hardware revenue increased $3.8 million, or 28%, to $17.0 million in the three months ended June 30, 2021 compared to $13.2 million in the three months ended June 30, 2020. This increase is primarily due to an increase in sales of our Mobile Deposit® software product. This increase was partially offset by a decline in revenue from our CheckReader™ and ID_CLOUD™ software products. Services and other revenue increased $2.6 million, or 21%, to $14.8 million in the three months ended June 30, 2021 compared to $12.2 million in the three months ended June 30, 2020. This increase is primarily due to continued growth in Mobile Verify® transactional SaaS revenue of $2.3 million, or 33%, in the three months ended June 30, 2021 compared to the same period in 2020, as well as an increase in Mobile Deposit® transactional SaaS revenue.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $0.1 million, or 2%, to $3.4 million in the three months ended June 30, 2021 compared to $3.5 million in the three months ended June 30, 2020. As a percentage of revenue, cost of revenue decreased to 11% in the three months ended June 30, 2021 from 14% in the three months ended June 30, 2020. The decrease is primarily due to lower costs associated with the sale of ICAR hardware products driven by lower sales, partially offset by an increase in variable personnel and hosting costs associated with a higher volume of Mobile Verify™ transactions processed during the three months ended June 30, 2021 compared to the same period in 2020.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.1 million, or 16%, to $8.1 million in the three months ended June 30, 2021 compared to $7.0 million in the three months ended June 30, 2020. As a percentage of revenue, selling and marketing expenses decreased to 26% in the three months ended June 30, 2021 from 28% in the three months ended June 30, 2020. The increase in selling and marketing expense is due to higher personnel-related costs resulting from our increased headcount costs of $1.1 million in the three months ended June 30, 2021 compared to the same period in 2020.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.0 million, or 18%, to $6.9 million in the three months ended June 30, 2021 compared to $5.9 million in the three months ended June 30, 2020. As a percentage of revenue, research and development expenses decreased to 22% in the three months ended June 30, 2021 from 23% in the three months ended June 30, 2020. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount, increased expenses as a result of the ID R&D Acquisition as well as variable third-party engineering costs in the three months ended June 30, 2021 compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $0.3 million, or 4%, to $5.6 million in the three months ended June 30, 2021 compared to $5.9 million in the three months ended June 30, 2020. As a percentage of revenue, general and administrative expenses decreased to 18% in the three months ended June 30, 2021 from 23% in the three months ended June 30, 2020. The decrease in general and administrative expenses is primarily due to lower intellectual property litigation related costs of $0.9 million. The overall decrease in general and administrative expense was partially offset by higher executive transition costs of $0.4 million and higher personnel-related costs of $0.2 million resulting from our increased headcount during the three months ended June 30, 2021 compared to the same period in 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.5 million, or 31%, to $2.2 million in the three months ended June 30, 2021 compared to $1.7 million in the three months ended June 30, 2020. As a percentage of revenue, acquisition-related costs and expenses was consistent at 7% in each of the three months ended June 30, 2021 and 2020. The increase in acquisition-related costs and expenses is due to expenses associated with the ID R&D Acquisition during the three months ended June 30, 2021 compared to the same period in 2020.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.2 million for the three months ended June 30, 2021 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred. There was no interest expense in the three months ended June 30, 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net was consistent at $0.1 million in each of the three months ended June 30, 2021 and 2020.
Income Tax Provision
For the three months ended June 30, 2021, we recorded an income tax provision of $0.3 million, which yielded an effective tax rate of 9%. For the three months ended June 30, 2020, we recorded an income tax provision of $0.2 million, or an effective tax rate of 15%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2021 and 2020 was primarily due to the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Comparison of the Nine Months Ended June 30, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2021 and 2020 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$42,288	$36,180	49%	51%	$6,108	17%
Services and other	44,238	34,492	51%	49%	9,746	28%
Total revenue	$86,526	$70,672	100%	100%	$15,854	22%
Cost of revenue	11,340	9,615	13%	14%	1,725	18%
Selling and marketing	24,048	20,345	28%	29%	3,703	18%
Research and development	19,801	16,764	23%	24%	3,037	18%
General and administrative	16,409	16,382	19%	23%	27	—%
Acquisition-related costs and expenses	5,576	4,884	6%	7%	692	14%
Restructuring costs	—	(114)	—%	—%	114	(100)%
Interest expense	3,543	—	4%	—%	3,543	100%
Other income, net	549	480	1%	1%	69	14%
Income tax provision	(187)	(460)	—%	(1)%	273	59%
Net income	$6,171	$2,816	7%	4%	$3,355	119%
Revenue
Total revenue increased $15.9 million or 22%, to $86.5 million in the nine months ended June 30, 2021 compared to $70.7 million in the nine months ended June 30, 2020. Software and hardware revenue increased $6.1 million, or 17%, to $42.3 million in the nine months ended June 30, 2021 compared to $36.2 million in the nine months ended June 30, 2020 primarily due to an increase in sales of our Mobile Deposit® software product and identity verification hardware products. Services and other revenue increased $9.7 million, or 28%, to $44.2 million in the nine months ended June 30, 2021 compared to $34.5 million in the nine months ended June 30, 2020 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $8.3 million in the nine months ended June 30, 2021 compared to the same period in 2020, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.7 million, or 18%, to $11.3 million in the nine months ended June 30, 2021 compared to $9.6 million in the nine months ended June 30, 2020. As a percentage of revenue, cost of revenue decreased to 13% in the nine months ended June 30, 2021 from 14% in the nine months ended June 30, 2020. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting and royalty costs associated with a higher volume of Mobile Verify® transactions processed during the nine months ended June 30, 2021 compared to the same period in 2020.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.7 million, or 18%, to $24.0 million in the nine months ended June 30, 2021 compared to $20.3 million in the nine months ended June 30, 2020. As a percentage of revenue, selling and marketing expenses decreased to 28% in the nine months ended June 30, 2021 from 29% in the nine months ended June 30, 2020. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $4.1 million and higher product promotion costs of $0.4 million in the nine months ended June 30, 2021 compared to the same period in 2020. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses of $0.8 million as a result of the COVID-19 pandemic.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $3.0 million, or 18%, to $19.8 million in the nine months ended June 30, 2021 compared to $16.8 million in the nine months ended June 30, 2020. As a percentage of revenue, research and development expenses decreased to 23% in the nine months ended June 30, 2021 from 24% in the nine months ended June 30, 2020. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount, increased expenses as a result of the ID R&D Acquisition as well as variable third-party engineering costs in the nine months ended June 30, 2021 compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses were consistent at $16.4 million in each of the nine months ended June 30, 2021 and 2020. As a percentage of revenue, general and administrative expenses decreased to 19% in the nine months ended June 30, 2021 from 23% in the nine months ended June 30, 2020. Higher personnel-related costs resulting from our increased headcount of $0.9 million and higher executive transition costs of $0.4 million were partially offset by decreased intellectual property litigation costs of $1.3 million during the nine months ended June 30, 2021 compared to the same period in 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.7 million, or 14%, to $5.6 million in the nine months ended June 30, 2021 compared to $4.9 million in the nine months ended June 30, 2020. As a percentage of revenue, acquisition-related costs and expenses decreased to 6% in the nine months ended June 30, 2021 from 7% in the nine months ended June 30, 2020. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the acquisition of ID R&D during the nine months ended June 30, 2021 compared to the same period in 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. There were no restructuring costs in the nine months ended June 30, 2021. Restructuring costs were negative $0.1 million in the nine months ended June 30, 2020 due to a reversal of costs accrued for the restructuring plan implemented in June 2019.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes. Interest expense was $3.5 million for nine months ended June 30, 2021 and consisted of $3.1 million of amortization of debt discount and issuance costs and $0.5 million of coupon interest incurred. There was no interest expense in the nine months ended June 30, 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net was consistent at $0.5 million of income in the nine months ended June 30, 2021 the same period in 2020.
Income Tax Provision
For the nine months ended June 30, 2021, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 3%. For the nine months ended June 30, 2020, we recorded an income tax provision of $0.5 million, which yielded an effective tax rate of 14%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2021 and 2020 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On June 30, 2021, we had $215.5 million in cash and cash equivalents and investments compared to $62.0 million on September 30, 2020, an increase of $153.5 million, or 248%. The increase in cash and cash equivalents and investments is primarily due to net proceeds from the issuance of the 2026 Notes of $140.4 million (net of sale of warrants and purchase of convertible senior notes hedge), net cash provided by operating activities of $25.0 million, and proceeds from the issuance of our common stock, par value $0.001 (“Common Stock”) under our equity plan of $3.0 million. These increases were partially offset by net cash paid in conjunction with the ID R&D Acquisition of $12.5 million, capital expenditures of $1.0 million and the payment of acquisition-related contingent consideration of $0.8 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2021 was $25.0 million and resulted primarily from net income of $6.2 million, net non-cash charges of $18.5 million, and favorable changes in operating assets and liabilities of $0.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities & other, depreciation and amortization, and amortization of investment premiums and other totaling $8.6 million, $5.2 million, $3.1 million, $1.1 million, and $0.8 million, respectively, which were partially offset by a deferred tax benefit of $0.3 million.
Net cash provided by operating activities during the nine months ended June 30, 2020 was $17.4 million and resulted primarily from net income of $2.8 million net of non-cash charges of $13.9 million, and favorable changes in operating assets and liabilities of $0.7 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, depreciation and amortization, and deferred taxes totaling $7.1 million, $4.8 million, and $1.1 million and $0.7 million, respectively.
Cash Flows from Investing Activities
Net cash used in investing activities was $147.4 million during the nine months ended June 30, 2021, which consisted primarily of net purchases of investments of $133.9 million, net cash paid in conjunction with the ID R&D Acquisition of $12.5 million, and capital expenditures of $1.0 million.
Net cash used in investing activities was $15.5 million during the nine months ended June 30, 2020, which consisted primarily of net purchases of investments of $15.0 million and capital expenditures of $0.5 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $142.8 million during the nine months ended June 30, 2021, which consisted of net proceeds from the issuance of the 2026 Notes of $149.7 million, proceeds from the issuance of equity plan Common Stock of $3.0 million, and proceeds from other borrowings of $0.3 million partially offset by net cash used for the call spreads on the sales and purchases of warrants and convertible senior notes hedge issued in connection with the 2026 Notes of $9.3 million, payment of acquisition-related contingent consideration of $0.8 million, and principal payments on other borrowings of $0.1 million.
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
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; and (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the indenture that will govern the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.
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
As of August 5, 2021, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Convertible Senior Notes,” of the notes to consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
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
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program will expire on June 30, 2022. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan. The program may be discontinued or amended at any time. No shares have been purchased under the share repurchase program as of June 30, 2021.
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
Other Liquidity Matters
On June 30, 2021, we had investments of $174.9 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At June 30, 2021, we had $138.3 million of our available-for-sale securities classified as current and $36.6 million of our available-for-sale securities classified as long-term. At September 30, 2020, we had $40.0 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $167.6 million at June 30, 2021 compared to $59.8 million at September 30, 2020.
Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of June 30, 2021.
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
“Nature of Operations and Summary of Significant Accounting Policies” for our new policy surrounding these items and Note 8. “Convertible Senior Notes” for additional information related to these transactions. Other than the aforementioned, there have been no other material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2021, our marketable securities had remaining maturities between approximately one and 47 months and a fair market value of $174.9 million, representing 41% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, Russia, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive income.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting
As described throughout this Form 10-Q, on May 28, 2021, the Company acquired ID R&D. While our financial statements for the three and nine months ended June 30, 2021 include the results of ID R&D from May 28, 2021 through June 30, 2021, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of ID R&D’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of June 30, 2021 does not extend to ID R&D’s internal control over financial reporting. Aside from the aforementioned, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
For information regarding our legal proceedings, see Note 9 to the consolidated financial statements included in this Form 10-Q and Item 3—“Legal Proceedings” in the Form 10-K. In addition to the legal proceedings discussed in Note 9, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of such matters, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in the Form 10-K and Item 1A—“Risk Factors” in the Company’s Form 10-Q for the period ended March 31, 2021 describe some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in the Form 10-K and the Company’s Form 10-Q for the period ended March 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2021, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

2.3	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(7)

10.1	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(8)

10.2	Offer Letter, dated May 10, 2021, by and between Mitek Systems, Inc. and Frank Teruel.	*

10.3	Agreement and General Release of Claims, dated June 29, 2021, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 5, 2021	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frank Teruel
Frank Teruel
Chief Financial Officer (Principal Financial and Accounting Officer)