Form 10-K
period 2021-09-30
MITEK SYSTEMS INC
filed 2021-12-13
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Capital Market, was approximately $615,744,135. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 44,622,578 shares of the registrant’s common stock outstanding as of November 30, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A are incorporated by reference into Part III of this Form 10-K to the extent stated herein.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2021

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

i

PART I

ITEM 1.    BUSINESS.

Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We currently serve more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
To ensure a high level of security against evolving digital fraud threats, in May of 2021, Mitek acquired ID R&D, an award-winning provider of AI-based voice and face biometrics and liveness detection. With one of the strongest research and development teams in the industry, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance.
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
In May 2021 (as more fully described in Note 3 to the consolidated financial statements) Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of artificial intelligence (AI)-based voice and face biometrics and liveness detection. The ID R&D Acquisition (as defined below) will help simplify and secure the entire transaction lifecycle for both businesses and consumers. Businesses and financial institutions will have access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
Product and Technology Overview
Technology
During the twelve months ended September 30, 2021, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
Our digital technology solutions are provided in two parts: (i) a software development kit for mobile image capture and (ii) a cloud software platform which uses artificial intelligence and machine learning to classify and extract data to enable mobile check deposit as well as aid the authentication of identity documents including passports, identity cards, and driver's licenses using a camera-equipped device.
Our technology uses patented algorithms that analyze images of identity documents in many ways. These include image quality analysis, image repair and optimization, document identification and classification, data extraction, and numerous authenticators.
Products
Mobile Deposit®
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States and Canada for mobile check deposit. Mobile Deposit enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mobile Deposit is embedded within the financial institutions’ digital banking apps used by consumers and has now processed more than five billion check deposits. Mitek began selling Mobile Deposit in early 2008 and received its first patent for this product in August 2010. Today, Mitek holds more than 60 U.S. patents related to document image capture technology.
Mobile Deposit® allows consumers to take photographs of the front and back of a check and then remotely deposit the check with their participating bank by submitting the images electronically. Mitek delivers a simple and easy user experience with our proprietary mobile automatic capture which assists users in capturing a high quality image of a check by holding their mobile device over the check.

Mobile Verify®
Mobile Verify® is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications. Mobile Verify® combines an optimal image capture experience with our leading document authentication technology — helping our customers validate that the identity document presented in a digital transaction is genuine and unaltered. Adding a second layer for identity proofing, Mobile Verify® matches the portrait extracted from the identity document with a selfie of its presenter by doing a biometric face comparison.
The Mobile Verify® identity verification engine is a modular cross-platform architecture, which uses machine learning and advanced computer vision algorithms. To achieve the highest accuracy rates, Mitek’s technology was conceptualized to verify the authenticity of an identity document in the following systematic approach:
•Guided document capture, enabling users to take a quality photo for optimal processing;
•Document classification computer vision algorithms that recognize and classify thousands of diverse identity documents allowing for reliable data extraction;
•Data extraction that goes beyond traditional Optimal Character Recognition (“OCR”) to deconstruct the document and analyze the content of each field; and
•Evaluation of authenticity elements, using a combination of machine learning techniques and unique computer vision algorithms to help determine the authenticity of a document by evaluating several elements within the document.
Mobile Fill®
Mobile Fill®, which includes automatic image capture, minimizes the numbers of clicks and expedites form fill completion. In mere seconds, and just by taking a photo of an identity document, people can easily complete application forms and quickly be approved customers. Organizations can use Mobile Fill® for a variety of purposes, including streamlining the process of opening a checking, savings, or credit card account, paying a bill, activating an offer, and more. Mobile Fill® is available for native apps and web browser applications.
MiSnap™
Mitek MiSnap™ is a patented mobile-capture software development kit (“SDK”) that enables an intuitive user experience and instant capture of quality images of identity documents and checks. The key to successful mobile check deposit, data pre-fill and ID document verification is the quality of the image capture. Mitek's MiSnap™ helps enable every user to capture a quality image the first time.
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
Check Fraud Defender
The premier AI-powered and cloud-hosted model for fighting check fraud, Check Fraud Defender reduces the number of checks routed for manual review and can help reduce risks associated with synthetic and account fraud, forged checks, and theft. Check Fraud Defender helps banks fight check fraud by analyzing more than 18 visual elements of a check to give a more comprehensive view of possible fraud.
Check Intelligence
Check Intelligence enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine printed, Check Intelligence speeds the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations. With built-in image quality analysis and image usability analysis, Check Intelligence also ensures that the check meets the Check Clearing for the 21st Century Act requirements and other industry and regulatory standards.
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
IDLive® Face
IDLive® Face is the industry’s first passive facial liveness detection product. The technology is critical to frictionless fraud prevention in solutions that use face biometrics for authentication and digital identity proofing. IDLive® Face is iBeta Levels 1 and 2 Presentation Attack Detection (“PAD”) compliant and is used to process millions of monthly transactions for customers worldwide.
IDVoice®
IDVoice® is a robust AI-driven voice biometric engine that enables fast, convenient authentication on mobile, web, and telephone channels. The product is also optimized to enable embedded security and personalization on Internet of Things devices. IDVoice® has achieved top rankings in the industry’s leading benchmark challenges.
IDLive® Voice
IDLive® Voice helps stop spoofing attacks on voice biometric systems by distinguishing live voice from synthesized speech, voice deepfakes, and recordings.
IDLive Doc™
IDLive Doc™ works to fight fraud related to digitally displayed document images. This AI-based product validates the physical presence of documents used when verifying customer identities online. The product can be added to any onboarding or electronic KYC solution, providing another layer of fraud prevention for banks, gig economy companies, telcos, and others.
Sales and Marketing
We derive revenue predominately from the sale of licenses (to both our on premise and transactional software as a service (“SaaS”) products) and transaction fees to use our products, and to a lesser extent by providing maintenance and professional services for the products we offer. The revenue we derive from the sale of such licenses is derived from both the sale to our channel partners of licenses to sell the applications we offer as well as the direct sale of licenses and services to customers.
We have an internal marketing group that develops corporate and digital marketing strategies. The internal team executes these strategies with the help of external resources as needed to support both direct sales and channel partners’ sales efforts.
For the twelve months ended September 30, 2021, we derived revenue of $20.2 million from one customer, with such customer accounting for 17% of our total revenue. For the twelve months ended September 30, 2020, we derived revenue of $15.8 million from one customer, with such customer accounting for 16% of our total revenue. For the twelve months ended September 30, 2019, we derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10%, respectively, of our total revenue.
Deposits revenue accounted for approximately 63%, 67%, and 67% of the Company’s total revenue for the twelve months ended September 30, 2021, 2020, and 2019, respectively. Identity verification revenue accounted for approximately 37%, 33%, and 33% of the Company’s total revenue for the twelve months ended September 30, 2021, 2020, and 2019, respectively. Revenue from international sales accounted for approximately 26%, 24%, and 31% of the Company’s total revenue for the twelve months ended September 30, 2021, 2020, and 2019, respectively.
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

As of September 30, 2021, the U.S. Patent and Trademark Office has issued us 77 patents with expiration dates ranging from 2026 through 2037 and we have filed for 18 additional domestic and international patents. We have 38 registered trademarks and will continue to evaluate the registration of additional trademarks, as appropriate. We claim common law protection for, and may seek to register, other trademarks. In addition, we generally enter into confidentiality agreements with our employees.
Market Opportunities, Challenges, and Risks
We believe that financial institutions, fintechs, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumers demands of trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and service. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud and cyber-attacks encompass financial losses, brand damage, and loss of loyal customers. We predict growth in our deposits business as a result of the increased consumer adoption of digital financial services provided to them by their banks and identity verification products based on current trends in payments, online lending, more stringent regulations, growing usage of sharing apps and online marketplaces, and the ever-increasing demand for digital services.
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
Our research and development expenses for the twelve months ended September 30, 2021, 2020, and 2019 were $28.0 million, $22.9 million, and $21.9 million, respectively. We expect research and development expenses during fiscal year 2022 to increase as compared with those incurred in fiscal year 2021 as we continue our new product research and development efforts.
Human Capital Resources
As of September 30, 2021, we had 448 employees, 176 in the U.S. and 272 internationally, 435 of which are full time. Our total employee base consists of 221 sales and marketing, professional services, and document review employees, 176 research and development and support employees, and 51 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2021. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020, and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent, the ‘779 Patent, or ‘517 Patent were unpatentable.

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
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 and 10,013,605—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. In November and December of 2021, PNC Bank filed four more petitions for IPR against the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. Decisions from the Patent Office whether to institute these IPRs are expected in February and May 2022.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the lawsuits against PNC. While Mitek’s IPR petitions were mentioned in the complaint, Mitek was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent Mitek an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC, the Company does not believe it is obligated to indemnify BBVA.
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
We expect to incur additional expenses related to the integration of ID R&D, Inc.
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ID R&D, a New York corporation. There are a number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, the acquisition of a non-public entity such as ID R&D, is particularly challenging because its prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate this business, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may be unable to successfully integrate our business with the respective businesses of ICAR, A2iA, and ID R&D and realize the anticipated benefits of the acquisitions.
Our management will be required to continue to devote significant attention and resources to integrating our business practices and operations with that of ICAR, A2iA, and ID R&D. In particular, the acquisitions of ICAR and A2iA involve the combination of two companies that previously operated as independent companies in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:
•complexities associated with managing our business and the respective businesses of ICAR, A2iA, and ID R&D following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
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

Our actual financial and operating results following the acquisitions of ICAR, A2iA, and ID R&D could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.
The combined company resulting from the acquisitions of ICAR, A2iA, and ID R&D may not perform as we or the market expects. Expectations regarding each of ICAR’s, A2iA’s, and ID R&D’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the businesses of ICAR, A2iA, and ID R&D, respectively, and assumptions relating to the near-term prospects for our industry generally and the market for the products of ICAR, A2iA, and ID R&D in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:
•projections of future revenues;
•anticipated financial performance of products and products currently in development;
•our expected capital structure after the acquisitions, including after the distribution of any earnout-shares that may (under certain circumstances) become payable to the former shareholders of ICAR and ID R&D;
•our ability to maintain, develop and deepen relationships with the respective customers of ICAR, A2iA, and ID R&D; and
•other financial and strategic risks of the acquisitions.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of ICAR, A2iA or ID R&D. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisitions in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of ICAR, A2iA or ID R&D to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of each of ICAR, A2iA and ID R&D. Any failure to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
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
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of ID Checker, ICAR, A2iA, and ID R&D may significantly increase our exposure to potential liability under Anti-Corruption Laws. ID Checker, ICAR, A2iA, and ID R&D were not historically subject to the FCPA, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, ID Checker’s, ICAR’s, A2iA’s, and ID R&D’s operations did not comply with such laws.
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
Although we generated net income for the twelve months ended September 30, 2021, 2020, 2017, 2016, and 2015, our operations resulted in a net loss of $0.7 million, $11.8 million, $5.3 million, and $7.3 million for the twelve months ended September 30, 2019, 2018, 2014, and 2013, respectively. We may continue to incur significant losses for the foreseeable future which may limit our ability to fund our operations and we may not generate income from operations in the future. As of September 30, 2021, September 30, 2020, and September 30, 2019, we had an accumulated deficit of $6.1 million, $14.0 million, and $20.8 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
As noted in our 2021 annual proxy statement, filed January 22, 2021 our current and former directors and executive officers as a group beneficially owned approximately 3.4% of our outstanding common stock, and continue to increase their beneficial ownership in the Company in light of our equity compensation program and focus on aligning the long-term interests of our executives and directors with those of our stockholders. Subject to any fiduciary duties owed to our other stockholders under Delaware General Corporation Law (the “DGCL”), these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, and will have some control over our management and policies. Some of these persons may have interests that are different from yours. For example, these stockholders may support proposals and actions with which you may disagree. The concentration of ownership could delay or prevent a change in control of the Company or otherwise discourage a potential acquirer from attempting to obtain control of the Company, which in turn could reduce the price of our stock. In addition, these stockholders could use their voting influence to maintain our existing management and directors in office, delay or prevent changes in control of the Company, or support or reject other management and board proposals that are subject to stockholder approval, such as amendments to our employee stock plans and approvals of significant financing transactions.
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
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2021, the closing price of our common stock ranged from $5.56 to $23.03. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
The rapid, global spread of COVID-19 and the fear it created resulted in significant economic uncertainty, significant declines in business and consumer confidence, and a global economic slowdown, which resulted in a global recession.
Governments in affected regions have implemented and may continue to implement safety precautions, including stay-at-home orders, travel restrictions, business closures, cancellations of public gatherings, and other measures. Other organizations and individuals are taking additional steps to avoid or reduce infection, including limiting travel and having employees work remotely. These measures are disrupting normal business operations both in and outside of affected areas. We continue to monitor our operations and government recommendations and have made appropriate modifications to our operations because of COVID-19, including restrictions to employee travel, virtualization or cancellation of customer and employee events, and remote sales, implementation, and support activities, among other modifications. These decisions may delay or reduce sales and harm productivity and collaboration. The cancellation of industry events in the region reduces our ability to meet with existing and potential new customers. Our customers’ businesses could be disrupted or they could seek to limit technology spending, either of which could foreclose future business opportunities, could negatively impact the willingness of our customers to enter into or renew contracts with us, and ultimately adversely affect our revenues. As of September 30, 2021, we have not experienced significant adverse impacts to our business, results of operations, financial condition, or cash flows as a result of the pandemic. However, the situation remains fluid and governmental, individual, business and other organizational measures to limit the spread of the virus in the future could adversely affect our revenues, results of operations and financial condition, perhaps materially. This or any other outbreak and any additional preventative or protective actions that may be taken in response to this or any other global health threat or pandemic may result in additional business and/or operational disruption.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2021, we had 2,767,497 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
We have identified a material weakness in our internal control over financial reporting, and if our remediation of such material weakness is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
In the course of preparing our financial statements for fiscal 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified pertains to the accounting for the contingent consideration liability that was recognized as part of the consideration transferred in the ID R&D Acquisition. The Company had initially recorded the portion of the contingent consideration liability paid in shares of the Company’s common stock based on the share price of the Company’s common stock as of the acquisition date instead of the share price as of the end of the reporting period as required by ASC 820. The Company’s auditors detected this error prior to the issuance of the financial statements for fiscal 2021. The correction of the error resulted in an increase of $0.4 million to acquisition-related costs and expenses, an increase to goodwill of $0.4 million and an increase of $0.8 million to acquisition-related contingent consideration. While the amounts recorded to correct the error are not considered material to the company’s financial statements, the assessment of the Company’s material weakness takes into account the potential for a larger error to have occurred using the Company’s highest and lowest share prices during fiscal 2021. Based on the share prices observed in fiscal 2021, the misstatement could have been material to the financial statements.
To address our material weakness, we re-evaluated the scope, level of precision and the personnel assigned for conducting the reviews over our analyses supporting the accounting for the contingent consideration liability. The Company corrected the error related to the contingent consideration liability in its Annual Form 10-K for the period ending September 30, 2021.
See Part II, Item 9A “Controls and Procedures” for additional information about this material weakness and our remediation efforts.
If we are unable to further implement and maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.
Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NASDAQ.

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
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through May 31, 2025, with an annual base rent of approximately €418 thousand (or $484 thousand). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €191 thousand (or $222 thousand). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $195 thousand. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €97 thousand (or $113 thousand). The term of the London, United Kingdom lease continues through May 31, 2022, with an annual base rent of approximately £112 thousand (or approximately $151 thousand).
Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material to the Company. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM  3.    LEGAL PROCEEDINGS.
For information regarding legal proceedings, refer to Note 9 Commitments and Contingencies to the consolidated financial statements.

ITEM  4.    MINE SAFETY DISCLOSURES.
None.

PART II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the NASDAQ Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on November 30, 2021 was $17.13.
Holders
As of November 30, 2021, there were 246 stockholders of record of our common stock and an undetermined number of beneficial owners.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of the twelve months ended September 30, 2021.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2016 through September 30, 2021 to the cumulative return over such period of (i) a broad market index, the NASDAQ Composite Index and (ii) an industry index, the NASDAQ-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $8.29 per share on September 30, 2016, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the NASDAQ Composite Index and the NASDAQ-100 Technology Sector Index

$450.00
$400.00
$350.00
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
2016
2017
2018
2019
2020
2021
MITK
NASDAQ Composite
NASDAQ-100 Technology Sector Index

The graph above reflects the following values:

	2016	2017	2018	2019	2020	2021
MITK	$100.00	$114.60	$85.04	$116.41	$153.68	$223.16
NASDAQ Composite	$100.00	$122.29	$151.47	$150.59	$210.23	$272.00
NASDAQ-100 Technology Sector Index	$100.00	$133.80	$155.88	$171.95	$230.69	$310.14

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
Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We currently serve more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
To ensure a high level of security against evolving digital fraud threats, in May of 2021, Mitek acquired ID R&D, an award-winning provider of AI-based voice and face biometrics and liveness detection. With one of the strongest research and development teams in the industry, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance.
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
In May 2021 (as more fully described in Note 3 to the consolidated financial statements) Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of artificial intelligence (AI)-based voice and face biometrics and liveness detection. The ID R&D Acquisition (as defined below) will help simplify and secure the entire transaction lifecycle for both businesses and consumers. Businesses and financial institutions will have access to one authentication solution to deploy throughout the complete transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
Fiscal Year 2021 Highlights

•Revenues for the twelve months ended September 30, 2021 were $119.8 million, an increase of 18% compared to revenues of $101.3 million for the twelve months ended September 30, 2020.
•Net income was $8.0 million, or $0.18 per diluted share, for the twelve months ended September 30, 2021, compared to a net income of $7.8 million, or $0.18 per diluted share, for the twelve months ended September 30, 2020.
•Cash provided by operating activities was $37.3 million for the twelve months ended September 30, 2021, compared to $24.1 million for the twelve months ended September 30, 2020.
•During fiscal 2021 the total number of financial institutions licensing our technology continued to exceed 7,500. All of the top 10 U.S. retail banks, and nearly all of the top 50 U.S. retail banks utilize our technology.
•We added new patents to our portfolio during fiscal year 2021, bringing our total number of issued patents to 77 as of September 30, 2021. In addition, we have 18 patent applications as of September 30, 2021.
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
We anticipate in certain circumstances that the impact of the COVID-19 pandemic may accelerate the adoption of digital technologies and create future opportunities and uses for our products. The ultimate extent of the impact of the COVID-19 pandemic on our operational and financial performance, including our long term revenue growth and profitability, depends on certain developments, including the duration of the pandemic and any resurgences, the severity of the disease, responsive actions taken by public health officials, the development, distribution and public acceptance of treatments and vaccines, the impacts on our customers’ and our sales cycles, our ability to generate new business leads, the impacts on our customers’, employee and industry events, and the effects on our vendors, all of which are uncertain and currently cannot be predicted with any degree of certainty. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively, but future productivity and the effects of COVID-19 on our operations is unknown at this time. We continue to seek new and innovative opportunities to serve our customers’ needs.
Results of Operations
Certain amounts included herein differ from amounts reported in our preliminary unaudited consolidated balance sheet and statement of operations included in our earnings release dated November 4, 2021. The differences arose from an increase in acquisition-related costs and expenses of $0.4 million dollars due to the revaluation of our acquisition-related contingent consideration liability that was recorded as part of the ID R&D Acquisition. We believe that these revised amounts are not materially different from those reported in the earnings release.
Comparison of the Twelve Months Ended September 30, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2021 compared to the twelve months ended September 30, 2020 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$60,069	$54,152	50%	53%	5,917	11%
Services and other	59,728	47,158	50%	47%	12,570	27%
Total revenue	$119,797	$101,310	100%	100%	18,487	18%
Cost of revenue	14,540	13,192	12%	13%	1,348	10%
Selling and marketing	32,497	27,646	27%	27%	4,851	18%
Research and development	28,042	22,859	23%	23%	5,183	23%
General and administrative	22,490	22,284	19%	22%	206	1%
Acquisition-related costs and expenses	8,951	6,575	7%	6%	2,376	36%
Restructuring costs	—	(114)	—%	—%	114	(100)%
Interest expense	5,129	—	4%	—%	5,129	100%
Other income, net	654	541	1%	1%	113	21%
Income tax provision	(824)	(1,595)	(1)%	(2)%	771	48%
Revenue
Total revenue increased $18.5 million, or 18%, to $119.8 million in 2021 compared to $101.3 million in 2020. Software and hardware revenue increased $5.9 million, or 11%, to $60.1 million in 2021 compared to $54.2 million in 2020. This increase is primarily due to an increase in sales of our Mobile Deposit®, ID_CLOUD™, CheckReader™, and IDLive® Face software products. The increase was partially offset by a decrease in revenue from our identity verification hardware products. Services and other revenue increased $12.6 million, or 27%, to $59.7 million in 2021 compared to $47.2 million in 2020. This increase is primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $10.1 million, or 36%, in 2021 compared to 2020, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third-party products embedded in our products. Cost of revenue increased $1.3 million, or 10%, to $14.5 million in 2021 compared to $13.2 million in 2020. As a percentage of revenue, cost of revenue decreased to 12% in 2021 from 13% in 2020. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify® transactions processed during 2021 compared to 2020. The increase was partially offset by decreased costs of our identity verification hardware products due to lower hardware revenues.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $4.9 million, or 18%, to $32.5 million in 2021 compared to $27.6 million in 2020. As a percentage of revenue, selling and marketing expenses were consistent at 27% in 2021 and in 2020. The increase in sales and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $5.2 million and higher product promotion costs of $0.2 million in 2021 compared to the same period in 2020. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses of $0.5 million as a result of the COVID-19 pandemic.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $5.2 million, or 23%, to $28.0 million in 2021 compared to $22.9 million in 2020. As a percentage of revenue, research and development expenses were consistent at 23% in 2021 and in 2020. The increase in research and development expenses is primarily due to higher personnel-related costs and third-party contractor expenses in 2021 compared to 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses increased $0.2 million, or 1%, to $22.5 million in 2021 compared to $22.3 million in 2020. As a percentage of revenue, general and administrative expenses decreased to 19% in 2021 from 22% in 2020. The increase in general and administrative expenses is primarily due to higher personnel-related costs resulting from our increased headcount of $1.6 million, higher executive transition costs of $0.4 million, and higher third-party professional fees of $0.4 million in 2021 compared to 2020. The overall increase in general and administrative expenses was partially offset by decreased intellectual property litigation costs of $2.2 million in 2021 compared to 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $2.4 million, or 36%, to $9.0 million in 2021 compared to $6.6 million in 2020. As a percentage of revenue, acquisition-related costs and expenses increased to 7% in 2021 from 6% in 2020. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the acquisition of ID R&D in 2021 as compared to 2020.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. There were no restructuring costs in 2021. Restructuring costs were negative $0.1 million in 2020 due to a reversal of costs accrued for the restructuring plan implemented in June 2019.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes. Interest expense was $5.1 million in 2021 and consisted of $4.4 million of amortization of debt discount and issuance costs and $0.8 million of coupon interest incurred. There was no interest expense in 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net increased $0.1 million, to a net income of $0.7 million in 2021 compared to a net income of $0.5 million in 2020, primarily due to higher foreign currency exchange transactional gains in 2021 compared to 2020.
Income Tax Provision
The income tax provision for 2021 was $0.8 million compared to an income tax provision of $1.6 million in 2020. The income tax provision for 2021 was primarily due to our positive net income for the year. Our effective tax rate for fiscal year 2021 was lower than the U.S. federal statutory rate of 21% due to changes in our deferred tax benefit of $1.6 million related to excess tax benefits from the exercise of stock options and the vesting of restricted stock awards.

Results of Operations
Comparison of the Twelve Months Ended September 30, 2020 and 2019
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2020 compared to the twelve months ended September 30, 2019 (in thousands, except percentages):

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
(1) 2019 amounts reflect reclassifications to conform to the current year presentation.
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
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.1 million, or 13%, to $27.6 million in 2020 compared to $24.6 million in 2019. As a percentage of revenue, selling and marketing expenses decreased to 27% in 2020 from 29% in 2019. The increase in sales and marketing expense is primarily due to higher personnel-related costs of $2.9 million resulting from our increased headcount in 2020 compared to 2019, and higher product promotion costs of $0.8 million in 2020. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, prior year’s financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $3.0 million and $2.9 million in the twelve months ended 2020 and 2019, respectively.

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
Liquidity and Capital Resources
On September 30, 2021, we had $227.4 million in cash and cash equivalents and investments compared to $62.0 million on September 30, 2020, an increase of $165.4 million, or 267%. The increase in cash and cash equivalents and investments was primarily due to net proceeds from the issuance of the 2026 Notes of $140.5 million (net of sale of warrants and purchase of convertible senior notes hedge), net cash provided by operating activities of $37.3 million, and net proceeds from the issuance of Common Stock under our equity plan of $4.0 million. These increases were partially offset by net cash paid in conjunction with the ID R&D Acquisition of $12.5 million, capital expenditures of $1.4 million, the payment of acquisition-related contingent consideration of $0.8 million, unfavorable foreign currency losses of $0.2 million, repurchases and retirements of common stock of $0.2 million, and principal payments on other borrowings of $0.1 million.

Cash Flows from Operating Activities
Net cash provided by operating activities during fiscal 2021 was $37.3 million and resulted primarily from net income of $8.0 million, net non-cash charges of $27.3 million, and favorable changes in operating assets and liabilities of $2.1 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities, depreciation and amortization, amortization of investment premiums & other, net changes in estimated fair value of acquisition-related contingent consideration, and deferred taxes totaling $11.5 million, $7.5 million, $4.4 million, $1.4 million, $1.3 million, $1.1 million, and $0.1 million, respectively.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $170.5 million during fiscal 2021, which consisted primarily of net purchases of investments of $156.6 million, net cash paid in conjunction with the ID R&D Acquisition of $12.5 million, and capital expenditures of $1.4 million.
Net cash used in investing activities was $24.7 million during fiscal 2020, which consisted primarily of net purchases of investments of $23.9 million and capital expenditures of $0.8 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $143.7 million during fiscal 2021, which consisted of net proceeds from the issuance of the 2026 Notes of $149.7 million, proceeds from the issuance of equity plan Common Stock of $4.0 million and net proceeds from other borrowings of $0.2 million, partially offset by net cash used for the call spreads on the sales and purchases of warrants and convertible senior notes hedge issued in connection with the 2026 Notes of $9.3 million, payment of acquisition-related contingent consideration of $0.8 million, and repurchases and retirements of Common Stock of $0.2 million.
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
As of December 10, 2021, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Convertible Senior Notes,” of the notes to consolidated financial statements included in Part IV. of this Form 10-K for more information relating to the Notes Hedge and Warrant Transactions.
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
The Rights expired on October 22, 2021 and no Rights were redeemed or exchanged.
Share Repurchase Program
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
The Company made purchases of $0.2 million, or 10,555 shares, during fiscal 2021 at an average price of $17.99 per share.

From the period October 1, 2021 through December 10, 2021, the Company made purchases of $8.1 million, or 474,213 shares at an average price of $17.09 per share.
On December 13, 2019, our Board of Directors authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on December 16, 2020. Total purchases made under the share repurchase program were $1.0 million or approximately 137,000 shares at an average price of $7.33 per share. The purchases under the share repurchase program were made through open market trades.
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the CARES Act may have on our business.
Lease Obligations
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
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through May 31, 2025, with an annual base rent of approximately €418 thousand (or $484 thousand). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €191 thousand (or $222 thousand). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $195 thousand. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €97 thousand (or $113 thousand). The term of the London, United Kingdom lease continues through May 31, 2022, with an annual base rent of approximately £112 thousand (or approximately $151 thousand).
Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material to the Company. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of its business.
Other Liquidity Matters
On September 30, 2021, we had investments of $197.1 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, asset-backed securities, foreign government and agency securities, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2021, we had $149.1 million of our available-for-sale securities classified as current and $48.1 million of our available-for-sale securities classified as long-term. At September 30, 2020, we had $40.0 million of our available-for-sale securities classified as current and $2.0 million of our available-for-sale securities classified as long-term.
We had working capital of $164.8 million at September 30, 2021 compared to $59.8 million at September 30, 2020.
Based on our current operating plan, we believe the current cash balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date the financial statements are filed.
Off-Balance Sheet Arrangements
The Company had no off-balance sheet arrangements as of September 30, 2021.
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
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.750% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. The Company could not elect to issue the shares of its common stock, par value $0.001 per share (“Common Stock”) upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) is accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) was reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 8. “Convertible Senior Notes” for additional information related to these transactions.
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
Goodwill and Purchased Intangible Assets
Our goodwill resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but intangible assets that are deemed to have definite lives are amortized over their useful lives, generally ranging from two to seven years. See Note 5 to our consolidated financial statements included in this Form 10-K for additional information regarding our goodwill and other intangible assets.
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
Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC Topic 350 and ASC Topic 280, Segment Reporting, (“ASC Topic 280”) management has determined that the Company operates in one segment and consists of one reporting unit. Because we have only one reporting unit, and because we are publicly traded, we determine the fair value of the reporting unit based on our market capitalization as we believe this represents the best evidence of fair value. In the fourth quarter of fiscal 2021, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired. Our conclusion that goodwill was not impaired was based on a comparison of our net assets to our market capitalization.
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
Intangible assets with definite lives are amortized over their useful lives. Each period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2021, 2020, and 2019.
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
Capitalized Software Development Costs
Research and development costs are charged to expense as incurred. Costs incurred for the development of computer software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead. No such costs were capitalized during the twelve months ended September 30, 2021 and 2020 because the time period and cost incurred between technological feasibility and general release for all software product releases were not material.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during post implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.8 million and $0.3 million of costs related to computer software developed for internal use during the twelve months ended September 30, 2021 and 2020, respectively. The Company recognized $0.3 million and $0.4 million of amortization expense from internal use software during the twelve months ended September 30, 2021 and 2020, respectively.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of September 30, 2021, our marketable securities had remaining maturities between one and twenty-four months and a fair market value of $197.1 million, representing 47% of our total assets.

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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive income (loss).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM  9A.    CONTROLS AND PROCEDURES.
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weakness described below in Management's Report on Internal Control Over Financial Reporting, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2021 in ensuring that the information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and were not operating in an effective manner to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Notwithstanding the identified material weakness related to the Company's control environment, we believe the consolidated financial statements included in this Form 10-K fairly represent in all material respects the Company's financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and the material weakness identified below, we concluded that our internal control over financial reporting as of September 30, 2021 was ineffective due to certain control deficiencies related to the Company’s precision of review regarding the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The Company’s auditors detected this error prior to the issuance of the financial statements for fiscal 2021. No restatement of prior period financial statements and no change in previously issued financial results were required as a result of this material weakness in internal control, however, a reasonable possibility exists that material misstatements in the Company’s financial statements would not be prevented or detected on a timely basis. The Company’s management will remediate this material weakness by evaluating the Company's policies and procedures for and resources allocated to the review control over the contingent consideration liability.
The effectiveness of our internal control over financial reporting has been audited by Mayer Hoffman McCann P.C., an independent registered public accounting firm, as stated in their report, which appears in Part II, Item 8 of this annual report on Form 10-K.
Changes in Internal Control over Financial Reporting
Aside from the changes described in the section below related to the acquisition of ID R&D, there have been no changes in our internal control over financial reporting during the twelve months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Scope of Management’s Report on Internal Control over Financial Reporting
As described throughout this Form 10-K, on May 28, 2021, the Company acquired ID R&D. While our financial statements for the year ended September 30, 2021 include the results of ID R&D from May 28, 2021 through September 30, 2021, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of ID R&D’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of September 30, 2021 does not extend to ID R&D’s internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.
During the preparation of this Annual Report on Form 10-K for the year ended September 30, 2021, we made adjustments to our financial results in the fourth quarter of fiscal 2021 that consist of (i) a $0.8 million increase to acquisition-related contingent consideration, (ii) a $0.4 million increase to acquisition-related costs and expenses, (iii) a $0.4 million increase to goodwill, and (iv) a $0.4 million increase to accumulated deficit. The adjustments were related to the revaluation of the contingent consideration liability that was recognized as part of the consideration transferred in the ID R&D Acquisition.
As a result of the items described above, certain of the GAAP financial results for the three and twelve months ended September 30, 2021 reported on the Current Report on Form 8-K filed on November 4, 2021, differ from the financial results disclosed in this Annual Report on Form 10-K. In addition, certain of the reported GAAP financial results for the three and twelve months ended September 30, 2021 differ as a result of the items described above as follows (in thousands, except per share data and percentages):

	Three Months Ended September 30, 2021		Twelve Months Ended September 30, 2021
	As Furnished	As Adjusted	As Furnished	As Adjusted
Revenue
Software and hardware	$17,781	$17,781	$60,069	$60,069
Services and other	15,490	15,490	59,728	59,728
Total revenue	33,271	33,271	119,797	119,797
Operating costs and expenses
Cost of revenue—software and hardware	260	260	2,468	2,468
Cost of revenue—services and other	2,940	2,940	12,072	12,072
Selling and marketing	8,449	8,449	32,497	32,497
Research and development	8,241	8,241	28,042	28,042
General and administrative	6,081	6,081	22,490	22,490
Acquisition-related costs and expenses	2,945	3,374	8,521	8,951
Restructuring costs	—	—	—	—
Total operating costs and expenses	28,916	29,345	106,090	106,520
Operating income	4,355	3,926	13,707	13,277
Interest expense	1,586	1,586	5,129	5,129
Other income, net	105	104	655	654
Income before income taxes	2,874	2,444	9,233	8,802
Income tax provision	(636)	(637)	(824)	(824)
Net income	$2,238	$1,807	$8,409	$7,978
Net income per share—basic	$0.05	$0.04	$0.19	$0.18
Net income per share—diluted	$0.05	$0.04	$0.19	$0.18
Shares used in calculating net income per share—basic	44,616	44,616	43,509	43,509
Shares used in calculating net income per share—diluted	46,236	46,236	45,083	45,083

	September 30, 2021
	As Furnished	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$30,312	$30,312
Short-term investments	149,057	149,057
Accounts receivable, net	16,602	16,602
Contract assets	4,080	4,080
Prepaid expenses	1,920	1,920
Other current assets	2,085	2,085
Total current assets	204,056	204,056
Long-term investments	48,051	48,051
Property and equipment, net	3,671	3,671
Right-of-use assets	7,056	7,056
Intangible assets, net	28,734	28,734
Goodwill	62,687	63,096
Deferred income tax assets	10,511	10,511
Convertible senior notes hedge	48,208	48,208
Other non-current assets	6,310	6,310
Total assets	$419,284	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,507	$2,507
Accrued payroll and related taxes	11,776	11,776
Deferred revenue, current portion	10,381	10,381
Lease liabilities, current portion	1,943	1,943
Acquisition-related contingent consideration	10,300	11,050
Other current liabilities	1,552	1,552
Total current liabilities	38,459	39,209
Convertible senior notes	120,918	120,918
Embedded conversion derivative	48,208	48,208
Deferred revenue, non-current portion	955	955
Lease liabilities, non-current portion	6,588	6,588
Deferred income tax liabilities	4,117	4,117
Other non-current liabilities	6,778	6,868
Total liabilities	226,023	226,863
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 44,168,745 and 41,779,853 issued and outstanding, as of September 30, 2021 and September 30, 2020, respectively	44	44
Additional paid-in capital	199,935	199,935
Accumulated other comprehensive loss	(943)	(943)
Accumulated deficit	(5,635)	(6,066)
Treasury stock, at cost, 7,773 and no shares as of September 30, 2021 and September 30, 2020, respectively	(140)	(140)
Total stockholders’ equity	193,261	192,830
Total liabilities and stockholders’ equity	$419,284	$419,693

PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2021.

ITEM  11.    EXECUTIVE COMPENSATION.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2021.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2021.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2021.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item is incorporated by reference to our definitive proxy statement filed in connection with our 2022 Annual Meeting of Stockholders or an amendment to this Form 10-K to be filed with the SEC within 120 days after the close of our fiscal year ended September 30, 2021.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) Financial Statements
The Financial Statements of Mitek Systems, Inc. and Reports of Independent Registered Public Accounting Firm are included in a separate section of this Form 10-K beginning on page F-1.
(a)(2) Financial Statement Schedules
These schedules have been omitted because the required information is included in the financial statements or notes thereto or because they are not applicable or not required.

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

2.4	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(4)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(5)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(6)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(7)

4.1	Section 328 Rights Agreement, dated October 23, 2018, between Mitek Systems, Inc. and Computershare Trust Company, N.A., as Rights Agent.	(7)

4.2	Description of Equity Securities Registered under Section 12 of the Exchange Act.	(8)

10.1	Mitek Systems, Inc. 2002 Stock Option Plan.	(9)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan.	(10)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan.	(11)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(12)

10.5	Mitek Systems, Inc. 2020 Incentive Plan and the forms of agreement related thereto.	(13)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(12)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(14)

10.8	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(15)

10.9	Executive Severance and Change of Control Plan, dated February 28, 2011, by and between Mitek Systems, Inc. and James B. DeBello.	(16)

10.10	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(14)

10.11	Offer Letter, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(17)

10.12	Executive Severance and Change of Control Plan, dated June 21, 2017, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(17)

10.13	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(18)

10.14	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(15)

10.15	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(15)

10.16	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(15)

10.17	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(15)

10.18	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(15)

10.19	Form of Executive Severance and Change of Control Plan.	(18)

10.20	Form of Indemnification Agreement.	(5)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2017.	(19)

10.22	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2018.	(20)

10.23	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2019.	(21)

10.24	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2020.	(22)

10.25	Mitek Systems, Inc. Employee Stock Purchase Plan	(23)

10.26	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(24)

10.27	Lease Termination Agreement, dated July 29, 2016, by and between The Realty Associated Fund VIII, L.P. and Mitek Systems, Inc.	(24)

10.28	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(25)

10.29	Amendment No.1 to Section 382 Rights Agreement, dated as of February 28, 2019, by and between Mitek Systems, Inc., and Computershare Trust Company, N.A.	(26)

10.30	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(27)

10.31	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(28)

10.32	Offer Letter, dated May 10, 2021, by and between Mitek Systems, Inc. and Frank Teruel.	(29)

10.33	Agreement and General Release of Claims, dated June 29, 2021, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(29)

10.34	Restricted Stock Unit Award Agreement, dated as of July 19, 2021, between Frank Teruel and Mitek Systems, Inc.	(30)

21.1	List of Subsidiaries	*

23.1	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
______________________________________________________

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(5)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 7, 2020.
(9)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(11)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(12)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(13)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 27, 2020.
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2011.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2017.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2017.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 10, 2018.
(22)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019.
(23)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(24)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2019.
(27)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.
(28)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(29)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 5, 2021.
(30)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 7, 2021.

ITEM  16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 10, 2021	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Scipio Maximus Carnecchia and Frank Teruel, his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scipio Maximus Carnecchia	Chief Executive Officer, Director	December 10, 2021
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ Frank Teruel	Chief Financial Officer	December 10, 2021
Frank Teruel	(Principal Financial and Accounting Officer)

/s/ Bruce E. Hansen	Chairman of the Board of Directors	December 10, 2021
Bruce E. Hansen

/s/ William K. Aulet	Director	December 10, 2021
William K. Aulet

/s/ James C. Hale	Director	December 10, 2021
James C. Hale

/s/ Alex W. Hart	Director	December 10, 2021
Alex W. Hart

/s/ Susan J. Repo	Director	December 10, 2021
Susan J. Repo

/s/ Kim S. Stevenson	Director	December 10, 2021
Kim S. Stevenson

/s/ Donna Wells	Director	December 10, 2021
Donna Wells

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (“Company”) as of September 30, 2021 and 2020, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 10, 2021 expressed an adverse opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Acquired Intangible Assets and Contingent Consideration

As described in Note 3 to the financial statements, in May 2021, the Company completed the acquisition of ID R&D, Inc. for an aggregate total purchase price of $42.3 million which included contingent consideration with an estimated fair value of $15.7 million, payable from the Company upon the achievement of certain milestones. Completed technology and customer relationship intangible assets with an estimated fair value of $14.0 million and $2.5 million, respectively, were also acquired. The transaction was accounted for as a business combination.

We identified the valuation of the contingent consideration and acquired intangible assets as a critical audit matter. The principal consideration for this determination was the degree of judgment involved by management in developing the assumptions and the inputs to the valuation models used to measure the fair value of these intangible assets and contingent consideration, as well as the sensitivity of the respective fair values to the underlying significant assumptions. In particular, such assumptions included revenue growth rates, forecasted operating costs, weighted-average cost of capital, and debt free working capital to measure the fair value of the intangible assets. The significant assumptions used to estimate the fair value of the contingent consideration included revenue growth rates, discount for lack of marketability, weighted-average cost of capital, and volatility. Therefore, subjective and complex auditor judgment was necessary in evaluating the reasonableness of the significant assumptions and the application of those assumptions within the valuation models used.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding, evaluating the design, and testing the operating effectiveness of internal controls over the Company’s process for developing the estimate of fair value for acquired intangible assets and contingent consideration.
•Evaluating the appropriateness of the valuation models used in developing the estimates, including the determination of whether the models used were appropriate, whether the data was appropriately used, and the significant assumptions appropriately applied within each model.
•Testing the completeness and accuracy of the underlying data used to estimate the fair value of the acquired intangible assets and contingent consideration, and evaluating if the data was sufficiently precise.
•Identifying and evaluating the significant assumptions used in developing the fair value estimates, including evaluating whether:
◦The weighted-average cost of capital, debt free working capital, discount for lack of marketability and volatility assumptions were reasonable by comparing the rates to those of guideline public companies.
◦Projected revenues were reasonable by evaluating projections of customer churn, existing customer growth and incremental revenue growth estimates. We also compared projected revenue assumptions and projected operating costs to current industry data, to historical results of the acquired business, and to historical results of the Company.

In addition, we involved valuation professionals with specialized skills and knowledge who assisted in obtaining an understanding of the valuation models used and the application of such models in developing the estimates, and the assessment of the reasonableness of certain assumptions applied in the valuation models.

Software Revenue Recognition

As described in Note 2 to the financial statements, the Company recognizes revenue from on premise software license sales, as well as sales from hardware, transactional SaaS products and service, maintenance, and consulting and professional services. Many of the Company’s contracts contain multiple performance obligations for which the Company evaluates and accounts for separately if they are distinct. Identification of the performance obligations require specialized accounting knowledge.

We identified the auditing of revenue from contracts with multiple performance obligations as a critical audit matter because the identification of potential nonstandard terms and conditions may impact significant judgments made by management in identifying, evaluating and accounting for performance obligations in contracts with multiple performance obligations, which led to significant auditor judgment and effort in performing procedures to evaluate whether contracts with multiple performance obligations were appropriately identified, evaluated, and accounted for by management.

The primary procedures we performed to address this critical audit matter included:

•Obtaining an understanding, evaluating the design, and testing the operating effectiveness of controls over the Company's process to identify distinct performance obligations and evaluate the terms and conditions that may impact the accounting.
•Examining revenue arrangements on a test basis, including evaluating the terms and conditions of the arrangements and testing the identification, evaluation, and accounting of the performance obligation utilizing audit personnel with specialized accounting knowledge in software revenue recognition.
•Evaluating the accuracy and completeness of the underlying data used in management's determination of the relative standalone selling prices.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2007.
San Diego, California
December 10, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Mitek Systems Inc.’s (the “Company”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ID R&D, Inc., which the Company acquired during 2021. The results of ID R&D, Inc. from the date of acquisition are included in the consolidated financial statements as of and for the year ended September 30, 2021, of Mitek Systems, Inc. and constituted less than 1% of total and net assets as of September 30, 2021, and 1% and (12%) of revenue and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of ID R&D, Inc.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. The Company’s review control over the completeness and accuracy of inputs and assumptions used to estimate the fair value of the contingent consideration did not operate effectively.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of September 30, 2021 and 2020 and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows of the Company for each of the three years in the period ended September 30, 2021. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated December 10, 2021, which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

/s/ Mayer Hoffman McCann P.C.

We have served as the Company's auditor since 2007.
San Diego, California
December 10, 2021

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,312	$19,986
Short-term investments	149,057	40,035
Accounts receivable, net	16,602	15,612
Contract assets	4,080	5,187
Prepaid expenses	1,920	1,338
Other current assets	2,085	1,968
Total current assets	204,056	84,126
Long-term investments	48,051	1,963
Property and equipment, net	3,671	3,610
Right-of-use assets	7,056	5,407
Intangible assets, net	28,734	19,289
Goodwill	63,096	35,669
Deferred income tax assets	10,511	13,484
Convertible senior notes hedge	48,208	—
Other non-current assets	6,310	5,606
Total assets	$419,693	$169,154
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,507	$3,909
Accrued payroll and related taxes	11,776	8,882
Deferred revenue, current portion	10,381	7,973
Lease liabilities, current portion	1,943	1,819
Acquisition-related contingent consideration	11,050	753
Other current liabilities	1,552	1,020
Total current liabilities	39,209	24,356
Convertible senior notes	120,918	—
Embedded conversion derivative	48,208	—
Deferred revenue, non-current portion	955	1,597
Lease liabilities, non-current portion	6,588	5,327
Deferred income tax liabilities	4,117	4,649
Other non-current liabilities	6,868	982
Total liabilities	226,863	36,911
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2021 and 2020	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 44,168,745 and 41,779,853 issued and outstanding, as of September 30, 2021 and 2020, respectively	44	42
Additional paid-in capital	199,935	146,518
Accumulated other comprehensive loss	(943)	(323)
Accumulated deficit	(6,066)	(13,994)
Treasury stock, at cost, 7,773 and no shares as of September 30, 2021 and 2020, respectively	(140)	—
Total stockholders’ equity	192,830	132,243
Total liabilities and stockholders’ equity	$419,693	$169,154
                 See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the twelve months ended September 30,
	2021	2020	2019
Revenue
Software and hardware	$60,069	$54,152	$46,845
Services and other	59,728	47,158	37,745
Total revenue	119,797	101,310	84,590
Operating costs and expenses
Cost of revenue—software and hardware	2,468	3,303	3,711
Cost of revenue—services and other	12,072	9,889	8,555
Selling and marketing(1)	32,497	27,646	24,550
Research and development(1)	28,042	22,859	21,873
General and administrative	22,490	22,284	19,861
Acquisition-related costs and expenses	8,951	6,575	7,563
Restructuring costs	—	(114)	3,067
Total operating costs and expenses	106,520	92,442	89,180
Operating income (loss)	13,277	8,868	(4,590)
Interest expense	5,129	—	—
Other income, net	654	541	602
Income (loss) before income taxes	8,802	9,409	(3,988)
Income tax benefit (provision)	(824)	(1,595)	3,264
Net income (loss)	$7,978	$7,814	$(724)
Net income (loss) per share—basic	$0.18	$0.19	$(0.02)
Net income (loss) per share—diluted	$0.18	$0.18	$(0.02)
Shares used in calculating net income (loss) per share—basic	43,509	41,410	39,341
Shares used in calculating net income (loss) per share—diluted	45,083	42,533	39,341
Other comprehensive income (loss)
Net income (loss)	$7,978	$7,814	$(724)
Foreign currency translation adjustment	(455)	3,635	(3,504)
Unrealized gain (loss) on investments	(165)	103	29
Other comprehensive income (loss)	$7,358	$11,552	$(4,199)

(1) September 30, 2019 consolidated statement of operations reflects reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

›MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the twelve months ended September 30, 2021, 2020, and 2019
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2018	37,961	$38	$116,944	—	$—	$(21,002)	$(586)	$95,394
Exercise of stock options	1,385	1	4,499	—	—	—	—	4,500
Settlement of restricted stock units	881	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	140	—	1,081	—	—	—	—	1,081
Stock-based compensation expense	—	—	9,637	—	—	—	—	9,637
Cumulative-effect adjustment from the adoption of ASU 2014-09	—	—	—	—	—	920	—	920
Components of other comprehensive loss:
Net loss	—	—	—	—	—	(724)	—	(724)
Currency translation adjustment	—	—	—	—	—	—	(3,504)	(3,504)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	29	29
Total other comprehensive loss								(4,199)
Balance, September 30, 2019	40,367	$40	$132,160	—	$—	$(20,806)	$(4,061)	$107,333
Exercise of stock options	581	1	3,571	—	—	—	—	3,572
Settlement of restricted stock units	819	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	150	—	1,237	—	—	—	—	1,237
Stock-based compensation expense	—	—	9,551	—	—	—	—	9,551
Repurchases and retirements of common stock	(137)	—	—	—	—	(1,002)	—	(1,002)
Components of other comprehensive income:
Net income	—	—	—	—	—	7,814	—	7,814
Currency translation adjustment	—	—	—	—	—	—	3,635	3,635
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	103	103
Total other comprehensive income				—	—			11,552
Balance, September 30, 2020	41,780	$42	$146,518	—	$—	$(13,994)	$(323)	$132,243
Exercise of stock options	330	—	2,516	—	—	—	—	2,516
Settlement of restricted stock units	1,066	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	129	—	1,519	—	—	—	—	1,519
Acquisition-related shares issued	867	1	13,942	—	—	—	—	13,943
Stock-based compensation expense	—	—	11,532	—	—	—	—	11,532

Sale of convertible senior notes warrants	—	—	23,909	—	—	—	—	23,909
Repurchases and retirements of common stock	(3)	—	—	(8)	(140)	(50)	—	(190)
Components of other comprehensive income:
Net income	—	—	—	—	—	7,978	—	7,978
Currency translation adjustment	—	—	—	—	—	—	(455)	(455)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(165)	(165)
Total other comprehensive income								7,358
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the twelve months ended September 30,
	2021	2020	2019
Operating activities:
Net income	$7,978	$7,814	$(724)
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,532	9,551	9,637
Amortization of intangible assets	7,505	6,439	7,024
Depreciation and amortization	1,439	1,504	1,388
Amortization of investment premiums & other	1,266	63	(134)
Accretion and amortization on debt securities	4,372	—	—
Net changes in estimated fair value of acquisition-related contingent consideration	1,080	136	472
Deferred taxes	105	1,903	(3,775)
Changes in assets and liabilities:
Accounts receivable	(813)	(361)	1,564
Contract assets	1,150	(6,695)	(1,757)
Other assets	(1,331)	173	(769)
Accounts payable	(1,589)	277	28
Accrued payroll and related taxes	2,687	2,343	(1,529)
Deferred revenue	1,790	3,141	1,125
Restructuring accrual	—	(1,562)	1,573
Other liabilities	170	(604)	127
Net cash provided by operating activities	37,341	24,122	14,250
Investing activities:
Purchases of investments	(246,508)	(44,725)	(24,410)
Sales and maturities of investments	89,956	20,822	14,966
Acquisitions, net of cash acquired	(12,549)	—	—
Purchases of property and equipment	(1,387)	(803)	(1,063)
Net cash used in investing activities	(170,488)	(24,706)	(10,507)
Financing activities:
Proceeds from the issuance of convertible senior notes	155,250	—	—
Payment for convertible senior notes issuance costs	(5,513)	—	—
Purchase of 2026 convertible senior notes hedge	(33,192)	—	—
Proceeds from issuance of convertible senior notes warrants	23,909	—	—
Proceeds from the issuance of equity plan common stock	4,035	4,809	5,581
Repurchases and retirements of common stock	(190)	(1,002)	—
Payment of acquisition-related contingent consideration	(782)	(478)	(1,030)
Proceeds from other borrowings	251	217	128
Principal payments on other borrowings	(88)	(143)	(296)
Net cash provided by financing activities	143,680	3,403	4,383
Foreign currency effect on cash and cash equivalents	(207)	419	(406)
Net increase in cash and cash equivalents	10,326	3,238	7,720
Cash and cash equivalents at beginning of period	19,986	16,748	9,028
Cash and cash equivalents at end of period	$30,312	$19,986	$16,748
Supplemental disclosures of cash flow information:
Cash paid for interest	$569	$—	$—
Cash paid for income taxes	$741	$(451)	$310
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$(165)	$103	$29

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2021, 2020, AND 2019

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We currently serve more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
To ensure a high level of security against evolving digital fraud threats, in June this year, Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of AI-based voice and face biometrics and liveness detection. With a strong research and development team, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance.
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
In May 2021 (as more fully described in Note 3 to the consolidated financial statements) Mitek acquired ID R&D, Inc., an award-winning provider of artificial intelligence (AI)-based voice and face biometrics and liveness detection. The ID R&D Acquisition (as defined below) will help simplify and secure the entire transaction lifecycle for both businesses and consumers. Businesses and financial institutions will have access to one authentication solution to deploy throughout the complete transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheet. The Company recorded net losses resulting from foreign exchange translation of $0.5 million for the twelve months ended September 30, 2021, net gains resulting from foreign exchange translation of $3.6 million for the twelve months ended September 30, 2020, and net losses resulting from foreign exchange translation of $3.5 million for the twelve months ended September 30, 2019.

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
Reclassifications
Certain reclassifications have been made to the fiscal 2019 presentation to conform to the current year presentation. Prior to fiscal 2020, the Company had included its product management costs in selling and marketing expenses. Due to certain personnel and functional responsibility changes in this function, the Company has reclassified these costs to research and development expenses. To conform to the current period’s presentation, the fiscal 2019 financials have been reclassified accordingly. The Company has determined that this reclassification was not material to previously reported financial statements. Product management costs were $3.0 million and $2.9 million, in the twelve months ended 2020 and 2019, respectively.
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

For the twelve months ended September 30, 2021, 2020 and 2019, the following potentially dilutive common shares were excluded from the net income (loss) per share calculation, as they would have been antidilutive (amounts in thousands):

	2021	2020	2019
Stock options	543	239	1,687
RSUs	1,113	1,519	2,352
ESPP common stock equivalents	9	14	74
Performance options	272	—	—
Performance RSUs	104	32	—
Convertible senior notes	4,856	—	—
Warrants	4,856	—	—
Total potentially dilutive common shares outstanding	11,753	1,804	4,113
The calculation of basic and diluted net income (loss) per share for the twelve months ended September 30, 2021, 2020, and 2019 is as follows (amounts in thousands, except per share data):

	2021	2020	2019
Net income (loss)	$7,978	$7,814	$(724)
Weighted-average shares outstanding—basic	43,509	41,410	39,341
Common stock equivalents	1,574	1,123	—
Weighted-average shares outstanding—diluted	45,083	42,533	39,341
Net income (loss) per share:
Basic	$0.18	$0.19	$(0.02)
Diluted	$0.18	$0.18	$(0.02)
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds.
Investments
Investments consist of corporate notes and bonds, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2021, 2020, and 2019.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as long-term on the consolidated balance sheets.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million, $0.2 million, and $0.1 million of write-offs to the allowance for doubtful accounts for the twelve months ended September 30, 2021, 2020, and 2019, respectively. The Company maintained an allowance for doubtful accounts of $0.4 million and $0.2 million as of September 30, 2021 and 2020, respectively.

Property and Equipment
Property and equipment are carried at cost. The following is a summary of property and equipment as of September 30, 2021 and 2020 (amounts shown in thousands):

	2021	2020
Property and equipment—at cost:
Leasehold improvements	$2,623	$3,639
Equipment	2,947	3,545
Capitalized internal-use software development costs	2,147	1,363
Furniture and fixtures	700	618
	8,417	9,165
Less: accumulated depreciation and amortization	(4,746)	(5,555)
Total property and equipment, net	$3,671	$3,610

Depreciation and amortization of property and equipment are provided using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. The decrease in leasehold improvements of $1.0 million was due to fully depreciated leasehold improvements that were disposed of. Depreciation and amortization of property and equipment totaled $1.4 million, $1.5 million, and $1.4 million for the twelve months ended September 30, 2021, 2020, and 2019, respectively. Expenditures for repairs and maintenance are charged to operations. Total repairs and maintenance expenses were $0.1 million for each of the twelve months ended September 30, 2021, 2020, and 2019, respectively.
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
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related amortization periods should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these intangible assets were impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets for the twelve months ended September 30, 2021, 2020, or 2019.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. For the twelve months ended September 30, 2021, 2020, and 2019, no software development costs were capitalized because the time period and cost incurred between technological feasibility and general release for all software product releases were not material or were not realizable. The Company had no amortization expense from capitalized software costs during the twelve months ended September 30, 2021, 2020, or 2019.
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.8 million, $0.3 million, and $0.2 million of costs related to computer software developed for internal use during the twelve months ended September 30, 2021, 2020 and 2019, respectively. The Company recognized $0.3 million, $0.4 million and $0.3 million of amortization expense from internal use software during the twelve months ended September 30, 2021, 2020 and 2019, respectively.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believes this represents the best evidence of fair value. In the fourth quarter of fiscal 2021, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2021, 2020, or 2019.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. (“ICAR”). These agreements have repayment periods of five to twelve years and bear no interest. As of September 30, 2021, $0.8 million, was outstanding under these agreements and approximately $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September

30, 2020, $0.7 million, was outstanding under these agreements and $0.1 million and $0.6 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $1.2 million, $1.6 million and $0.8 million during the twelve months ended September 30, 2021, 2020, and 2019, respectively.
Research and Development
Research and development costs are expensed in the period incurred.

Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the twelve months ended September 30, 2021, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheet is an accumulated other comprehensive loss of $0.9 million and $0.3 million at September 30, 2021 and 2020, respectively.
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
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.750% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. The Company could not elect to issue the shares of its common stock, par value $0.001 per share (“Common Stock”) upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) is accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 8. “Convertible Senior Notes” for additional information related to these transactions.
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
No other new accounting pronouncement issued or effective during the twelve months ended September 30, 2021 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2021	2020	2019
Major product category
Deposits software and hardware	$55,129	$49,765	$41,860
Deposits services and other	20,388	17,965	15,170
Deposits revenue	75,517	67,730	57,030
Identity verification software and hardware	4,940	4,387	4,985
Identity verification services and other	39,340	29,193	22,575
Identity verification revenue	44,280	33,580	27,560
Total revenue	$119,797	$101,310	$84,590
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	September 30, 2021	September 30, 2020
Contract assets, current	$4,080	$5,187
Contract assets, non-current	4,409	4,468
Contract liabilities (deferred revenue), current	10,381	7,973
Contract liabilities (deferred revenue), non-current	955	1,597
Contract assets, reported within current assets and other long-term assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a customer-by-customer basis at the end of each reporting period. The Company recognized $9.1 million and $3.9 million of revenue during the twelve months ended September 30, 2021 and 2020, respectively, which was included in the contract liability balance at the beginning of each such period.

Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.3 million and $1.5 million at September 30, 2021 and 2020, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $1.2 million and $0.8 million during the twelve months ended September 30, 2021 and 2020, respectively. There were no impairment losses recognized during the twelve months ended September 30, 2021 and 2020 related to capitalized contract costs.

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
As consideration for the ID R&D Acquisition, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments (the “Initial Cash Payment”); and (ii) 867,226 shares or $13.9 million of Common Stock. In addition to the foregoing, the equityholders of ID R&D may become entitled to receive additional consideration from the Company upon achievement of certain milestones as follows (collectively, the “Earnout Payments”): subject to ID R&D’s achievement of target revenue for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof (each such period, an “Earnout Period”): (i) an aggregate maximum amount of approximately $12.3 million with respect to the first Earnout Period and (ii) approximately $9.8 million with respect to the second Earnout Period, with 15% of the first Earnout Period’s payment to be deposited (as additional funds) into an escrow fund described below. The Company will make the Earnout Payments in the form of cash and up to 711,535 shares of Common Stock as set forth in the Merger Agreement. The Company has granted the Representative an option to shift the Earnout Period(s) out by one year, pursuant to the terms of the Merger Agreement. Moreover, in the event actual revenue for an Earnout Period exceeds the target revenue for such period, the amount of such excess will be credited towards the achievement of the subsequent Earnout Period’s Earnout Payment.
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter the Company revises the estimated fair value of the consideration for the Earnout Periods. Accordingly, an additional $1.1 million of expense was recognized in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss) for the twelve months ended September 30, 2021.
The Company incurred $0.6 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
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
Acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ID R&D have been included in the accompanying consolidated financial statements since the date of such acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ID R&D Acquisition and are based on assumptions that the Company’s management believes are reasonable.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition as of September 30, 2021 (amounts shown in thousands):

Current assets	$320
Property, plant, and equipment	114
Intangible assets	16,930
Goodwill	27,748
Current liabilities	(425)
Other non-current liabilities	(2,355)
Net assets acquired	$42,332
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition during the twelve months ended September 30, 2021 (amounts shown in thousands, except for years):

	Amortization Period	Amount assigned
Completed technologies	7.0 years	$14,020
Customer relationships	3.0 years	2,540
Trade names	5.0 years	370
Total intangible assets acquired		$16,930
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition occurred on October 1, 2018 (amounts shown in thousands):

	For the twelve months ended September 30,
	2021	2020
Pro forma revenue	$121,533	$102,880
Pro forma net income (loss)	$4,977	$2,919
Revenue of $0.8 million and a net loss of $3.0 million from ID R&D since the acquisition date is included in the Company's consolidated statements of operations and other comprehensive income (loss).

4. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2021 and 2020, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2021, 2020, and 2019. There were no realized gains or losses from the sale of available-for-sale securities during the twelve months ended September 30, 2021 and 2020.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The following tables summarize investments by type of security as of September 30, 2021 and 2020, respectively (amounts shown in thousands):

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108

September 30, 2020:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$10,245	$38	$—	$10,283
Asset-backed securities, short-term	4,723	36	—	4,759
Corporate debt securities, short-term	24,956	37	—	24,993
Corporate debt securities, long-term	1,966	—	(3)	1,963
Total	$41,890	$111	$(3)	$41,998
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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2021 and 2020, respectively (amounts shown in thousands):

September 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,223	$4,223	$—	$—
Asset-backed securities	4,811	—	4,811	—
Corporate debt securities	65,666	—	65,666	—
Commercial paper	74,357	—	74,357	—
Total short-term investments at fair value	149,057	4,223	144,834	—
Long-term investments:
U.S. Treasury	6,995	6,995	—	—
Foreign government and agency securities	2,908	—	2,908	—
Corporate debt securities	38,148	—	38,148	—
Total long-term investments at fair value	48,051	6,995	41,056	—

Convertible senior notes hedge	48,208	—	48,208	—

Total assets at fair value	$245,316	$11,218	$234,098	$—

Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,050	$—	$—	$11,050
Non-current liabilities:
Acquisition-related contingent consideration	5,720	—	—	5,720
Embedded conversion derivative	48,208	—	48,208	—
Total liabilities at fair value	$64,978	$—	$48,208	$16,770

September 30, 2020:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$10,283	$10,283	$—	$—
Asset-backed securities	4,759	—	4,759	—
Corporate debt securities	9,619	—	9,619	—
Commercial paper	15,374	—	15,374	—
Total short-term investments at fair value	40,035	10,283	29,752	—
Long-term investments:
Corporate debt securities	1,963	—	1,963	—
Total long-term investments at fair value	1,963	—	1,963	—

Total assets at fair value	$41,998	$10,283	$31,715	$—
Liabilities:
Acquisition-related contingent consideration	$753	$—	$—	$753
Total liabilities at fair value	$753	$—	$—	$753

As of September 30, 2021, total acquisition-related contingent consideration related to the ID R&D Acquisition of $11.1 million is recorded in acquisition-related contingent consideration and $5.7 million is recorded in other non-current liabilities, in the consolidated balance sheets. The Company recorded the acquisition-date fair value based on the likelihood of contingent Earnout Payments, as part of the consideration transferred. The Earnout Payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company uses a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by NASDAQ to determine the fair value of the shares expected to be issued. The Company classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $22.1 million. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended September 30, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$753
Contingent consideration associated with ID R&D Acquisition	15,690
Expenses recorded due to changes in fair value	1,080
Payment of contingent consideration associated with the ICAR acquisition	(782)
Foreign currency effect on contingent consideration	29
Balance at September 30, 2021	$16,770

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company has goodwill balances of $63.1 million and $35.7 million at September 30, 2021 and 2020, respectively, representing the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350. The following table summarizes changes in the balance of goodwill during the twelve months ended September 30, 2021 (amounts shown in thousands):

Balance at September 30, 2020	$35,669
Acquisition of ID R&D	27,748
Foreign currency effect on goodwill	(321)
Balance at September 30, 2021	$63,096
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from two to seven years. Intangible assets as of September 30, 2021 and 2020 are summarized as follows (amounts shown in thousands, except for years):

September 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$13,311	$21,050
Customer relationships	4.6 years	20,168	12,905	7,263
Trade names	4.7 years	988	567	421
Total intangible assets		$55,517	$26,783	$28,734

September 30, 2020:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.4 years	$20,341	$9,416	$10,925
Customer relationships	4.8 years	17,628	9,390	8,238
Trade names	4.5 years	618	492	126
Total intangible assets		$38,587	$19,298	$19,289

Amortization expense related to acquired intangible assets was $7.5 million, $6.4 million, and $7.0 million for twelve months ended September 30, 2021, 2020, and 2019, respectively and is recorded in acquisition-related costs and expenses in the consolidated statements of operations.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2022	$8,830
2023	6,801
2024	4,471
2025	3,264
2026	2,051
Thereafter	3,317
Total	$28,734

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the twelve months ended September 30, 2021, 2020, and 2019, which were allocated as follows (amounts shown in thousands):

	2021	2020	2019
Cost of revenue	$339	$267	$207
Selling and marketing	3,399	2,528	2,554
Research and development	3,218	2,802	2,426
General and administrative	4,576	3,954	4,450
Stock-based compensation expense included in expenses	$11,532	$9,551	$9,637
No options were granted in the twelve months ended September 30, 2021. The fair value calculations for stock-based compensation awards to employees for the twelve months ended September 30, 2020, and 2019 were based on the following assumptions:

	2020	2019
Risk-free interest rate	1.35% – 1.35%	1.85% – 3.08%
Expected life (years)	5.78	5.43
Expected volatility	48%	57%
Expected dividends	—	—
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
As of September 30, 2021, the Company had $19.6 million of unrecognized compensation expense related to outstanding RSUs, stock options, and ESPP shares expected to be recognized over a weighted-average period of approximately 2.2 years.
2020 Incentive Plan
In January 2020, the Board adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of September 30, 2021, (i) 929,135 RSUs and 528,724 Performance RSUs were outstanding under the 2020 Plan, and 2,767,497 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 506,928 shares of Common Stock and 1,023,130 RSUs were outstanding under the Prior Plans.

Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2021, (i) 479,135 shares have been issued to participants pursuant to the ESPP and (ii) 520,865 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.6 million in stock-based compensation expense related to the ESPP during the twelve months ended September 30, 2021 and $0.4 million in each of the twelve months ended September 30, 2020 and 2019.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000    shares. As of September 30, 2021, (i) 333,819 RSUs were outstanding under the Director Plan and (ii) 214,888 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the twelve months ended September 30, 2021, 2020, and 2019:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2018	2,806,364	$4.75	4.6
Granted	409,368	$9.59
Exercised	(1,384,647)	$3.25
Canceled	(144,183)	$6.62
Outstanding at September 30, 2019	1,686,902	$7.00	5.4
Granted	92,610	$9.49
Exercised	(580,861)	$6.15
Canceled	(36,146)	$10.76
Outstanding at September 30, 2020	1,162,505	$7.51	6.1
Granted	—	$—
Exercised	(329,878)	$7.63
Canceled	(15,910)	$9.41
Outstanding at September 30, 2021	816,717	$7.42	5.8
Vested and Expected to Vest at September 30, 2021	816,717	$7.42	5.8
Exercisable at September 30, 2021	628,763	$6.79	5.3
The Company recognized $0.7 million in stock-based compensation expense related to outstanding stock options in the twelve months ended September 30, 2021, 2020, and 2019, respectively. As of September 30, 2021, the Company had $0.8 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately two years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the twelve months ended September 30, 2021, 2020, and 2019 was $2.7 million, $2.5 million, and $11.1 million, respectively. There were no options granted during the twelve months ended September 30, 2021. The per-share weighted-average fair value of options granted during the twelve months ended September 30, 2020 and 2019 were $4.32, and $5.07, respectively. The aggregate intrinsic value of options outstanding as of September 30, 2021 and 2020, was $9.0 million and $6.1 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans in the twelve months ended September 30, 2021, 2020, and 2019:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2018	2,580,176	$6.92
Granted	1,147,976	$9.67
Settled	(881,420)	$6.53
Canceled	(494,245)	$7.70
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	1,394,869	$7.39
Settled	(818,665)	$7.82
Canceled	(266,748)	$8.26
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	887,049	$13.35
Settled	(975,764)	$7.64
Canceled	(161,961)	$8.94
Outstanding at September 30, 2021	2,411,267	$9.99
The cost of RSUs is determined using the fair value of the Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $8.1 million, $6.9 million, and $6.8 million in stock-based compensation expense related to outstanding RSUs in the twelve months ended September 30, 2021, 2020, and 2019, respectively. As of September 30, 2021, the Company had approximately $16.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Performance Restricted Stock Units
Pursuant to the 2020 Plan, the Company granted a performance-based restricted stock unit award (“Performance RSUs”) to certain members of the Company’s senior leadership team including the Chief Executive Officer. The Performance RSUs are subject to vesting based on a performance-based condition and a service-based condition. The Performance RSU will vest over three years in a percentage of the target number of shares between 0 and 133%, depending on the extent the performance condition is achieved. The following table summarizes Performance RSU activity under the Company’s equity plans in the twelve months ended September 30, 2021, 2020, and 2019:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2018	2,042,817	$7.66
Granted	—	$—
Exercised	—	$—
Canceled	(320,266)	$7.11
Outstanding at September 30, 2019	1,722,551	$7.76
Granted	353,556	$6.06
Exercised	—	$—
Canceled	(1,722,551)	$7.76
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	$11.84
Exercised	(90,345)	$6.06
Canceled	(19,252)	$6.06
Outstanding at September 30, 2021	528,724	$9.17

There were 528,724 Performance RSUs outstanding as of September 30, 2021. The Company recognized $1.3 million, $0.7 million, and $1.0 million in stock-based compensation expense related to outstanding Performance RSUs in the twelve months ended September 30, 2021, 2020, and 2019, respectively. As of September 30, 2021, the Company had $2.5 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.0 years. During the twelve months ended September 30, 2021, the Company cancelled 19,252 of previously issued Performance RSUs as the criteria for vesting were not met during the performance period.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least three years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the change of control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. During fiscal 2021 the performance conditions were achieved and in November 2021 the performance options vested in full. The Company recognized $0.8 million and $0.8 million in stock-based compensation expense related to outstanding Performance Options in the twelve months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, the Company had $0.1 million of unrecognized compensation expense related to outstanding Performance Options expected to be recognized over a weighted-average period of approximately 0.1 years.
Earnout Shares
In connection with the acquisition of ID R&D and subject to the achievement by ID R&D of certain revenue targets for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof, the Company will issue to certain equity holders of ID R&D up to an aggregate of 711,535 shares of Common Stock (the “Earnout Shares”). The Company will make the Earnout Payments as set forth in the Merger Agreement. The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter the Company revises the estimated fair value of the consideration for the Earnout Periods and changes in the fair value are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss). The Company recognized $1.1 million in acquisition-related costs and expenses related to the Earnout Shares for the twelve months ended September 30, 2021. The Company did not recognize any expense related to the Earnout Shares for each of the twelve months ended September 30, 2020 and 2019.
Share Repurchase Program
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
The Company made purchases of $0.2 million, or 10,555 shares, during twelve months ended 2021 at an average price of $17.99 per share.
From the period October 1, 2021 through December 10, 2021, the Company made purchases of $8.1 million, or 474,213 shares at an average price of $17.09 per share.
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
The Company made purchases of $1.0 million, or approximately 137,000 shares, during the twelve months ended September 30, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of September 30, 2020 and the repurchased shares were retired.
Rights Agreement

On October 23, 2018, the Company entered into the Section 382 Rights Agreement (the “Rights Agreement”) and issued a dividend of one preferred share purchase right (a “Right”) for each share of Common Stock payable on November 2, 2018 to the stockholders of record of such shares on that date. Each Right entitles the registered holder, under certain circumstances, to purchase from the Company one one-thousandth of a share of Series B Junior Preferred Stock, par value 0.001 per share (the “Preferred Shares”), of the Company, at a price of $35.00 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. The description and terms of the Rights are set forth in the Rights Agreement.
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
The Rights expired on October 22, 2021 and no Rights were redeemed or exchanged.

7. INCOME TAXES
Provision for Income Taxes
Income (loss) before income taxes for the twelve months ended September 30, 2021, 2020, and 2019 is comprised of the following (amounts shown in thousands):

	2021	2020	2019
Domestic	$10,966	$11,071	$8,992
Foreign	(2,164)	(1,662)	(12,980)
Total	$8,802	$9,409	$(3,988)

For the twelve months ended September 30, 2021, 2020, and 2019 the income tax benefit (provision) was as follows (amounts shown in thousands):

	2021	2020	2019
Federal—current	$—	$—	$(117)
Federal—deferred	(1,387)	(2,182)	639
State—current	(78)	(46)	(438)
State—deferred	457	67	515
Foreign—current	(1,119)	(436)	594
Foreign—deferred	1,303	1,002	2,071
Total	$(824)	$(1,595)	$3,264
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2021 and 2020 are as follows (amounts shown in thousands):

	2021	2020
Deferred tax assets:
Stock-based compensation	$1,864	$2,503
Net operating loss carryforwards	5,669	5,931
Research credit carryforwards	7,322	6,264
Lease liability	856	1,091
Intangibles	—	300
Total deferred assets	15,711	16,089
Deferred tax liabilities:
Right of use asset	(570)	(726)
Foreign deferred liabilities	(8,019)	(5,756)
Other, net	1	(62)
Net deferred tax asset	7,123	9,545
Valuation allowance for net deferred tax assets	(729)	(710)
Net deferred tax asset	$6,394	$8,835
The net change in the total valuation allowance for the twelve months ended September 30, 2021 and 2020 was an increase of $19 thousand and a decrease of $0.2 million, respectively. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets may be realized for all deferred tax assets with the exception of the net foreign deferred tax assets at Mitek Systems B.V.
As of September 30, 2021, the Company has available net operating loss carryforwards of $14.9 million for federal income tax purposes. The Company did not generate any net operating losses in the twelve months ended September 30, 2021. Of the remaining net operating losses, $9.4 million can be carried forward indefinitely, and $5.6 million, which were generated prior to the fiscal year 2021, will start to expire in 2032 unless previously utilized. The net operating losses for state purposes are $28.0 million, which will begin to expire in 2028. As of September 30, 2021, the Company has available federal research and development credit carryforwards, net of reserves, of $3.8 million. The federal research and development credits will start to expire in 2022. As of September 30, 2021, the Company has available California research and development credit carryforwards, net of reserves, of $3.4 million, which do not expire.
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

Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the twelve months ended September 30, 2021, 2020, and 2019 (amounts shown in thousands):

	2021	2020	2019
Amount computed using statutory rate	$(1,849)	$(1,977)	$841
Net change in valuation allowance for net deferred tax assets	(19)	221	(459)
Other	—	—	—
Foreign rate differential	13	86	664
Non-deductible items	(141)	(178)	(151)
State income tax	(276)	(205)	(370)
Impact of tax reform on deferred taxes	—	—	—
Research and development credits	1,248	897	1,694
Foreign income tax	(15)	10	(494)
Stock compensation, net	215	(449)	1,539
Income tax benefit (provision)	$(824)	$(1,595)	$3,264
Uncertain Tax Positions
In accordance with authoritative guidance, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the twelve months ended September 30, 2021, 2020, and 2019 (amounts shown in thousands):

	2021	2020	2019
Gross unrecognized tax benefits at the beginning of the year	$1,810	$1,607	$1,321
Additions from tax positions taken in the current year	268	203	213
Additions from tax positions taken in prior years	36	—	73
Gross unrecognized tax benefits at end of the year	$2,114	$1,810	$1,607
Of the total unrecognized tax benefits at September 30, 2021, $2.1 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.
The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2021, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
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
In conjunction with the tax law changes, the Securities and Exchange Commission staff issued Staff Accounting Bulletin 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. In accordance with SAB 118, the Company completed the accounting for the remeasurement of deferred tax assets and liabilities in the twelve months ended September 30, 2020, which included the period of enactment. Additionally, for the twelve months ended September 30, 2020, the entire fiscal year’s activity was under the 21% tax rate.
CARES Act

On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the CARES Act may have on our business. For the twelve months ended September 30, 2021, the CARES Act has been considered for the income tax provision.

8. CONVERTIBLE SENIOR NOTES
The carrying values of the Company’s 2026 Notes are as follows (in thousands):

September 30, 2021
2026 Notes:
Principal amount	$155,250
Less: unamortized discount and issuance costs, net of amortization	(34,332)
Carrying amount	120,918
2026 Notes embedded conversion derivative	$48,208
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

As of September 30, 2021, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the 2026 Notes into equity. Accordingly, unless and until the Company has a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares (“share reservation condition”), the Company will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 40 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of September 30, 2021, the embedded derivative liability is included in embedded conversion derivative in the consolidated balance sheet and the change in fair value of derivative is included in other income, net in the consolidated statement of operations and other comprehensive income (loss). The carrying amount of the embedded derivative liability was determined using a Black-Scholes option valuation model.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of February 5, 2021	$33,192
Change in fair value	15,016
Fair value as of September 30, 2021	$48,208

Debt issuance costs for the issuance of the 2026 Notes were approximately $5.5 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the 2026 Notes. Transaction costs were recorded as debt issuance cost (presented as contra debt in the consolidated balance sheet) and are being amortized using the effective interest method to interest expense over the term of the 2026 Notes.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes for the twelve months ended September 30, 2021 and 2020 (in thousands):

	2021	2020
Contractual interest expense	$756	$—
Amortization of debt discount and issuance costs	4,372	—
Total interest expense recognized	$5,128	$—

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $34.3 million as of September 30, 2021, and will be amortized over approximately 4.3 years.

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
As the Company is required to settle the Notes Hedge in cash, they do not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and have been accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in our consolidated balance sheets in convertible senior notes hedge at $33.2 million. As of September 30, 2021, the Notes Hedge is included in convertible senior notes hedge in the consolidated balance sheet and the change in fair value is included in other income, net in the consolidated statement of operations and other comprehensive income (loss). As of September 30, 2021, the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During 2021, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of September 30, 2021, the Warrant Transactions had not been exercised and remained outstanding.

9. COMMITMENTS AND CONTINGENCIES
Leases
The Company’s principal executive offices, as well as its research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024. The average annual base rent under this lease is approximately $1.2 million per year. In connection with this lease, the Company received tenant improvement allowances totaling approximately $1.0 million. These lease incentives are being amortized as a reduction of rent expense over the term of the lease. As of September 30, 2021, the unamortized balance of the lease incentives was $0.4 million, of which $0.1 million has been included in other current liabilities and $0.2 million has been included in other non-current liabilities.
The Company’s other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. The term of the Paris, France lease continues through May 31, 2025, with an annual base rent of approximately €418 thousand (or $484 thousand). The term of the Amsterdam, The Netherlands lease continues through December 31, 2022, with an annual base rent of approximately €191 thousand (or $222 thousand). The term of the New York, New York lease continues through November 30, 2024, with an annual base rent of approximately $195 thousand. The term of the Barcelona, Spain lease continues through May 31, 2023, with an annual base rent of approximately €97 thousand (or $113 thousand). The term of the London, United Kingdom lease continues through May 31, 2022, with an annual base rent of approximately £112 thousand (or approximately $151 thousand).
Other than the lease for office space in San Diego, California, the Company does not believe that the leases for the offices are material to the Company. The Company believes its existing properties are in good condition and are sufficient and suitable for the conduct of its business.
The Company’s leases have remaining terms of 1 to 9 years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s ROU assets and lease liabilities. As of September 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 5.5 years and the weighted-average discount rate was 3.2%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of September 30, 2021, the Company had operating ROU assets of $7.1 million. Total operating lease liabilities of $8.5 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $6.6 million.
The Company recognized $2.2 million of operating lease costs in the twelve months ended September 30, 2021. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss). Rent expense for the Company’s operating leases for its facilities for the twelve months ended September 30, 2021, 2020, and 2019 totaled $2.2 million, $2.2 million and $2.1 million, respectively.
The Company paid $2.3 million in operating cash flows for operating leases in the twelve months ended September 30, 2021.

Maturities of our operating lease liabilities as of September 30, 2021 were as follows (amounts shown in thousands):

Operating leases
2022	$2,140
2023	2,096
2024	1,764
2025	677
2026	671
Thereafter	1,759
Total	9,107
Less: amount representing interest	577
Present value of future lease payments	$8,530
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020, and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the ‘571 Patent, the ‘779 Patent, or ‘517 Patent were unpatentable.

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
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 and 10,013,605—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. In November and December of 2021, PNC Bank filed four more petitions for IPR against the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. Decisions from the Patent Office whether to institute these IPRs are expected in February and May 2022.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the lawsuits against PNC. While Mitek’s IPR petitions were mentioned in the complaint, Mitek was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent Mitek an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC, the Company does not believe it is obligated to indemnify BBVA.
The Company incurred legal fees of $1.0 million in the fiscal year ended September 30, 2021 related to third-party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
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
On December 18, 2020, the Company filed a new suit against UrbanFT in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL) asserting claims for breach of contract, open book account, and monetary damages. UrbanFT filed an answer and has not asserted any cross-claims. The Company filed a motion for summary judgment which is set to be heard on April 15, 2022. No trial date has been set. We intend to vigorously pursue our claims and defend any cross-claims if any are filed at a later date.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 50% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $0.7 million, $0.4 million, and $0.2 million for the twelve months ended September 30, 2021, 2020, and 2019, respectively.

10. REVENUE CONCENTRATION
Revenue Concentration
For the twelve months ended September 30, 2021, the Company derived revenue of $20.2 million from one customer, with such customer accounting for 17% of the Company’s total revenue. For the twelve months ended September 30, 2020, the Company derived revenue of $15.8 million from one customer, with such customer accounting for 16% of the Company's total revenue. For the twelve months ended September 30, 2019, the Company derived revenue of $22.8 million from two customers, with such customers accounting for 17% and 10% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.4 million, $4.5 million, and $5.4 million at September 30, 2021, 2020, and 2019, respectively.
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

International sales accounted for approximately 26%, 24%, and 31% of the Company’s total revenue for the twelve months ended September 30, 2021, 2020, and 2019, respectively. From a geographic perspective, approximately 24% and 66% of the Company’s total long-term assets as of September 30, 2021 and 2020, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 6% and 15% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2021 and 2020, respectively, are associated with the Company’s international subsidiaries.

11. QUARTERLY INFORMATION (UNAUDITED)
The following table sets forth selected quarterly financial data for 2021, 2020, and 2019 (shown in thousands except per share data):

	2021
	1	2	3	4
Revenue	$25,976	$28,773	$31,778	$33,270
Cost of revenue	4,138	3,792	3,410	3,200
Operating expenses	20,301	22,598	22,936	26,145
Operating income	1,537	2,383	5,432	3,925
Interest expense	—	1,319	2,223	1,587
Other income, net	96	372	80	106
Income tax benefit (provision)	534	(417)	(304)	(637)
Net income	$2,167	$1,019	$2,985	$1,807
Net income per share:
Net income per share—basic	$0.05	$0.02	$0.07	$0.04
Net income per share—diluted	$0.05	$0.02	$0.07	$0.04
Shares used in calculating net income per share—basic	42,476	43,138	43,773	44,616
Shares used in calculating net income per share—diluted	43,897	44,554	45,194	46,236

	2020
	1	2	3	4
Revenue	$22,067	$23,192	$25,413	$30,638
Cost of revenue	2,933	3,186	3,496	3,577
Operating expenses	18,835	18,941	20,483	20,991
Operating income	299	1,065	1,434	6,070
Other income, net	303	32	145	61
Income tax provision	(41)	(188)	(231)	(1,135)
Net income	$561	$909	$1,348	$4,996
Net income per share:
Net income per share—basic	$0.01	$0.02	$0.03	$0.12
Net income per share—diluted	$0.01	$0.02	$0.03	$0.12
Shares used in calculating net income per share—basic	40,615	41,022	41,483	41,770
Shares used in calculating net income per share—diluted	41,828	42,028	42,428	43,101

	2019
	1	2	3	4
Revenue	$17,683	$19,983	$21,906	$25,018
Cost of revenue	2,878	2,991	3,168	3,229
Operating expenses	19,365	18,642	21,647	17,260
Operating income (loss)	(4,560)	(1,650)	(2,909)	4,529
Other income, net	14	140	98	350
Income tax benefit (provision)	1,355	794	2,712	(1,597)
Net income (loss)	$(3,191)	$(716)	$(99)	$3,282
Net income (loss) per share:
Net income (loss) per share—basic	$(0.08)	$(0.02)	$—	$0.08
Net loss per share—diluted	$(0.08)	$(0.02)	$—	$0.08
Shares used in calculating net income (loss) per share—basic	38,247	38,926	39,936	40,252
Shares used in calculating net income (loss) per share—diluted	38,247	38,926	39,936	41,635