Form 10-Q
period 2021-12-31
MITEK SYSTEMS INC
filed 2022-02-04
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 44,297,583 shares of the registrant’s common stock outstanding as of January 31, 2022.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2021

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2021 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$24,214	$30,312
Short-term investments	137,753	149,057
Accounts receivable, net	16,930	16,602
Contract assets	4,406	4,080
Prepaid expenses	2,540	1,920
Other current assets	2,500	2,085
Total current assets	188,343	204,056
Long-term investments	56,255	48,051
Property and equipment, net	3,654	3,671
Right-of-use assets	6,564	7,056
Intangible assets, net	26,285	28,734
Goodwill	62,305	63,096
Deferred income tax assets	10,677	10,511
Convertible senior notes hedge	42,821	48,208
Other non-current assets	6,097	6,310
Total assets	$403,001	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,571	$2,507
Accrued payroll and related taxes	7,206	11,776
Deferred revenue, current portion	8,168	10,381
Lease liabilities, current portion	1,970	1,943
Acquisition-related contingent consideration	11,210	11,050
Other current liabilities	1,646	1,552
Total current liabilities	32,771	39,209
Convertible senior notes	122,632	120,918
Embedded conversion derivative	42,821	48,208
Deferred revenue, non-current portion	644	955
Lease liabilities, non-current portion	6,004	6,588
Deferred income tax liabilities	4,020	4,117
Other non-current liabilities	6,680	6,868
Total liabilities	215,572	226,863
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 60,000,000 shares authorized, 44,296,771 and 44,168,745 issued and outstanding, as of December 31, 2021 and September 30, 2021, respectively	44	44
Additional paid-in capital	203,091	199,935
Accumulated other comprehensive loss	(2,480)	(943)
Accumulated deficit	(13,226)	(6,066)
Treasury stock, at cost, no shares and 7,773 shares as of December 31, 2021 and September 30, 2021, respectively	—	(140)
Total stockholders’ equity	187,429	192,830
Total liabilities and stockholders’ equity	$403,001	$419,693

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2021	2020
Revenue
Software and hardware	$15,445	$12,303
Services and other	17,028	13,673
Total revenue	32,473	25,976
Operating costs and expenses
Cost of revenue—software and hardware	378	1,245
Cost of revenue—services and other	2,978	2,893
Selling and marketing	8,438	7,385
Research and development	7,606	6,165
General and administrative	5,965	5,058
Acquisition-related costs and expenses	2,279	1,693
Total operating costs and expenses	27,644	24,439
Operating income	4,829	1,537
Interest expense	2,008	—
Other income, net	135	96
Income before income taxes	2,956	1,633
Income tax benefit	168	534
Net income	$3,124	$2,167
Net income per share—basic	$0.07	$0.05
Net income per share—diluted	$0.07	$0.05
Shares used in calculating net income per share—basic	44,788	42,476
Shares used in calculating net income per share—diluted	46,155	43,897
Other comprehensive income
Net income	$3,124	$2,167
Foreign currency translation adjustment	(1,267)	2,760
Unrealized loss on investments	(270)	(53)
Other comprehensive income	$1,587	$4,874

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2021
	Common Stock Outstanding		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	9	—	25	—	—	—	—	25
Settlement of restricted stock units	725	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	3,132	—	—	—	—	3,132
Repurchases and retirements of common stock	(606)	(1)	—	8	140	(10,284)	—	(10,145)
Components of other comprehensive income:
Net income	—	—	—	—	—	3,124	—	3,124
Currency translation adjustment	—	—	—	—	—	—	(1,267)	(1,267)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(270)	(270)
Total other comprehensive income								1,587
Balance, December 31, 2021	44,297	$44	$203,091	—	$—	$(13,226)	$(2,480)	$187,429

	Three Months Ended December 31, 2020
	Common Stock Outstanding Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	241	—	1,889	—	—	1,889
Settlement of restricted stock units	647	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,747	—	—	2,747
Components of other comprehensive income:
Net income	—	—	—	2,167	—	2,167
Currency translation adjustment	—	—	—	—	2,760	2,760
Change in unrealized gain (loss) on investments	—	—	—	—	(53)	(53)
Total other comprehensive income						4,874
Balance, December 31, 2020	42,668	$43	$151,153	$(11,827)	$2,384	$141,753

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2021	2020
Operating activities:
Net income	$3,124	$2,167
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	3,132	2,747
Amortization of intangible assets	2,175	1,693
Depreciation and amortization	284	390
Amortization of investment premiums & other	480	72
Accretion and amortization on debt securities	1,715	—
Net changes in estimated fair value of acquisition-related contingent consideration	30	—
Deferred taxes	(348)	(669)
Changes in assets and liabilities:
Accounts receivable	(402)	3,084
Contract assets	(175)	1,529
Other assets	(864)	(342)
Accounts payable	80	(501)
Accrued payroll and related taxes	(4,518)	(2,514)
Deferred revenue	(2,496)	1,273
Other liabilities	34	(199)
Net cash provided by operating activities	2,251	8,730
Investing activities:
Purchases of investments	(35,309)	(12,111)
Sales and maturities of investments	37,658	8,141
Purchases of property and equipment	(295)	(400)
Net cash provided by (used in) investing activities	2,054	(4,370)
Financing activities:
Proceeds from the issuance of equity plan common stock	25	1,889
Repurchases and retirements of common stock	(10,145)	—
Principal payments on other borrowings	(17)	(18)
Net cash provided by (used in) financing activities	(10,137)	1,871
Foreign currency effect on cash and cash equivalents	(266)	506
Net increase (decrease) in cash and cash equivalents	(6,098)	6,737
Cash and cash equivalents at beginning of period	30,312	19,986
Cash and cash equivalents at end of period	$24,214	$26,723
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$170	$149
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding loss on available for sale investments	$(270)	$(53)

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
To ensure a high level of security against evolving digital fraud threats, in May 2021, Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of AI-based voice and face biometrics and liveness detection. With a strong research and development team, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of December 31, 2021 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021.
Results for the three months ended December 31, 2021 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $1.3 million and a net gain of $2.8 million for the three months ended December 31, 2021 and 2020, respectively.

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
Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options, and shares issued under the Company’s Employee Stock Purchase Plan (“ESPP”), and convertible senior notes and warrants, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.

For the three months ended December 31, 2021 and 2020, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2021	2020
Stock options	438	721
RSUs	1,156	1,253
ESPP common stock equivalents	88	66
Performance options	487	179
Performance RSUs	109	74
Convertible senior notes	7,448	—
Warrants	7,448	—
Total potentially dilutive common shares outstanding	17,174	2,293
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2021	2020
Net income	$3,124	$2,167
Weighted-average shares outstanding—basic	44,788	42,476
Common stock equivalents	1,367	1,421
Weighted-average shares outstanding—diluted	46,155	43,897
Net income per share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income, net in the consolidated statements of operations and other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2021 and 2020.
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
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $1,000 of write-offs to the allowance for doubtful accounts for each of the three months ended December 31, 2021 and 2020, respectively. The Company maintained an allowance for doubtful accounts of $0.5 million as of December 31, 2021 and $0.4 million as of September 30, 2021.
Capitalized Software Development Costs
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million and $0.2 million of costs related to computer software developed for internal use during the three months ended December 31, 2021 and 2020, respectively. The Company had $15,000 and $0.1 million in amortization expense from internal use software during the three months ended December 31, 2021 and 2020, respectively.
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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the three months ended December 31, 2021 and 2020.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR"). These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2021, $0.8 million was outstanding under these agreements and $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2021, $0.8 million, was outstanding under these agreements and approximately $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

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
Comprehensive Income
Comprehensive income consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $2.5 million and $0.9 million at December 31, 2021 and September 30, 2021, respectively.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company expects that ASU 2020-06 will eliminate the separate accounting described above and reduce the interest expense that we expect to recognize. The Company adopted ASU 2020-06 in the first quarter of fiscal 2022, however, it will not impact the financial statements until after its authorized number of shares of Common Stock has been increased which is expected to occur during the second quarter of fiscal 2022.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. The Company prospectively adopted this ASU 2019-12 in the first quarter of fiscal 2022 and it did not have a material impact on its consolidated financial statements.
Change in Significant Accounting Policy
The Company has consistently applied the accounting policies to all periods presented in its consolidated financial statements.
Recently Issued Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the potential impact of adoption of this updated authoritative guidance on the consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended December 31, 2021 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

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
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, the constraint will generally not result in a reduction in the estimated transaction price for most forms of variable consideration. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted or due to uncertainty surrounding collectability.
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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2021	2020
Major product category
Deposits software and hardware	$13,630	$10,755
Deposits services and other	5,422	4,861
Deposits revenue	19,052	15,616
Identity verification software and hardware	1,815	1,548
Identity verification services and other	11,606	8,812
Identity verification revenue	13,421	10,360
Total revenue	$32,473	$25,976
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2021	September 30, 2021
Contract assets, current	$4,406	$4,080
Contract assets, non-current	4,234	4,409
Contract liabilities (deferred revenue), current	8,168	10,381
Contract liabilities (deferred revenue), non-current	644	955
Contract assets, reported within current assets and other non-current assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $7.2 million and $4.9 million of revenue during the three months ended December 31, 2021 and 2020, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.6 million and $2.3 million as of December 31, 2021 and September 30, 2021, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income and totaled $0.3 million and $0.2 million during the three months ended December 31, 2021 and 2020, respectively. There were no impairment losses recognized during both the three months ended December 31, 2021 and 2020 related to capitalized contract costs.

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

The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition occurred on October 1, 2020 (amounts shown in thousands):

	Three months ended December 31,
	2021	2020
Pro forma revenue	$32,473	$26,372
Pro forma net income (loss)	$3,124	$1,152
4. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2021 and September 30, 2021, respectively (amounts shown in thousands):

December 31, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$7,711	$—	$(11)	$7,700
Asset-backed securities, short-term	4,514	—	(2)	4,512
Corporate debt securities, short-term	125,632	1	(92)	125,541
U.S. Treasury, long-term	7,497	—	(29)	7,468
Foreign government and agency securities, long-term	2,898	—	(11)	2,887
Corporate debt securities, long-term	46,081	—	(181)	45,900
Total	$194,333	$1	$(326)	$194,008

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income.
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2021 and September 30, 2021, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in the three months ended December 31, 2021 and 2020. There were no realized gains or losses from the sale of available-for-sale securities during the three months ended December 31, 2021 and 2020.

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
The following tables represent the fair value hierarchy of the Company’s investments, convertible senior notes hedge, acquisition-related contingent consideration, and embedded conversion derivative as of December 31, 2021 and September 30, 2021, respectively (amounts shown in thousands):

December 31, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$7,700	$7,700	$—	$—
Asset-backed securities	4,512	—	4,512	—
Corporate debt securities	125,541	—	125,541	—
Total short-term investments at fair value	137,753	7,700	130,053	—
Long-term investments:
U.S. Treasury	7,468	7,468	—	—
Foreign government and agency securities	2,887	—	2,887	—
Corporate debt securities	45,900	—	45,900	—
Total long-term investments at fair value	56,255	7,468	48,787	—

Convertible senior notes hedge	42,821	—	42,821	—

Total assets at fair value	$236,829	$15,168	$221,661	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,210	$—	$—	$11,210
Non-current liabilities:
Acquisition-related contingent consideration	5,590	—	—	5,590
Embedded conversion derivative	42,821	—	42,821	—
Total liabilities at fair value	$59,621	$—	$42,821	$16,800

September 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,223	$4,223	$—	$—
Asset-backed securities, short-term	4,811	—	4,811	—
Corporate debt securities	140,023	—	140,023	—
Total short-term investments at fair value	149,057	4,223	144,834	—
Long-term investments:
U.S. Treasury	6,995	6,995	—	—
Foreign government and agency securities	2,908	—	2,908	—
Corporate debt securities	38,148	—	38,148	—
Total long-term investments at fair value	48,051	6,995	41,056	—

Convertible senior notes hedge	48,208	$—	48,208	$—

Total assets at fair value	$245,316	$11,218	$234,098	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,050	$—	$—	$11,050
Non-current liabilities:
Acquisition-related contingent consideration	5,720	—	—	5,720
Embedded conversion derivative	48,208	—	48,208	—
Total liabilities at fair value	$64,978	$—	$48,208	$16,770

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
•Level 3: As of December 31, 2021, total acquisition-related contingent consideration of $11.2 million and $5.6 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2021 (amounts shown in thousands):

Balance at September 30, 2021	$16,770
Expenses recorded due to changes in fair value	30
Balance at December 31, 2021	$16,800

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $62.3 million at December 31, 2021, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2021 (amounts shown in thousands):

Balance at September 30, 2021	$63,096
Foreign currency effect on goodwill	(791)
Balance at December 31, 2021	$62,305
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of December 31, 2021 and September 30, 2021, respectively, are summarized as follows (amounts shown in thousands, except for years):

December 31, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$14,680	$19,681
Customer relationships	4.6 years	20,168	13,953	6,215
Trade names	4.7 years	988	599	389
Total intangible assets		$55,517	$29,232	$26,285

September 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$13,311	$21,050
Customer relationships	4.6 years	20,168	12,905	7,263
Trade names	4.7 years	988	567	421
Total intangible assets		$55,517	$26,783	$28,734
Amortization expense related to acquired intangible assets was $2.2 million and $1.7 million for the three months ended December 31, 2021 and 2020, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2022—remaining	$6,532
2023	6,721
2024	4,428
2025	3,236
2026	2,051
Thereafter	3,317
Total	$26,285

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended December 31,
	2021	2020
Cost of revenue	$97	$87
Selling and marketing	944	788
Research and development	937	740
General and administrative	1,154	1,132
Stock-based compensation expense included in expenses	$3,132	$2,747
As of December 31, 2021, the Company had $31.2 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2021, (i) 1,314,982 RSUs and 843,270 Performance RSUs were outstanding under the 2020 Plan, and 1,621,243 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 497,553 shares of Common Stock and 586,099 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2021, (i) 479,135 shares have been issued to participants pursuant to the ESPP and (ii) 520,865 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018. Subsequent offering periods commence semi-annually in February and August each year.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2021 and 2020.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of December 31, 2021, (i) 286,084 RSUs were outstanding under the Director Plan and (ii) 214,888 shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2021:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2021	816,717	$7.42	5.8	$9,046
Granted	—	$—
Exercised	(9,375)	$2.66
Canceled	—
Outstanding at December 31, 2021	807,342	$7.48	5.6	8,292
Vested and Expected to Vest at December 31, 2021	807,342	$7.48	5.6	8,292
Exercisable at December 31, 2021	651,807	$6.98	5.2	7,023
The Company recognized $0.2 million in stock-based compensation expense related to outstanding stock options in each of the three months ended December 31, 2021 and 2020. As of December 31, 2021, the Company had $0.6 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 1.6 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2021 and 2020 was $0.1 million and $1.5 million, respectively. There were no options granted during the three months ended December 31, 2021.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	2,411,267	$9.99
Granted	609,166	16.98
Settled	(652,847)	8.97
Canceled	(78,922)	9.41
Outstanding at December 31, 2021	2,288,664	12.16
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.3 million and $1.9 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $23.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2021:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	528,724	$9.17
Granted	393,911	16.95
Settled	(72,213)	11.84
Canceled	(7,152)	6.06
Outstanding at December 31, 2021	843,270	12.60

The Company recognized $0.5 million and $0.3 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, the Company had $7.1 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During fiscal 2021 the performance conditions were achieved and in November 2021 the time vesting condition was met and the performance options vested in full. The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to outstanding Performance Options in the three months ended December 31, 2021 and 2020, respectively.
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
The Company made purchases of $10.1 million, or approximately 598,636 shares, during the three months ended December 31, 2021 at an average price of $16.95 per share. Total purchases made under the share repurchase program since its inception were $10.3 million as of December 31, 2021.
During the period January 1, 2022 through January 19, 2022, the Company made purchases of $4.7 million, or 287,568 shares at an average price of $16.29 per share and the share repurchase program was completed.
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
For the three months ended December 31, 2021, the Company recorded an income tax benefit of $0.2 million which yielded an effective tax rate of negative 6%. For the three months ended December 31, 2020, the Company recorded an income tax benefit of $0.5 million which yielded an effective tax rate of negative 33%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2021 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

8. CONVERTIBLE SENIOR NOTES
The carrying values of the Company’s 2026 Notes are as follows (in thousands):

December 31, 2021
2026 Notes:
Principal amount	$155,250
Less: unamortized discount and issuance costs, net of amortization	(32,618)
Carrying amount	$122,632
2026 Notes embedded conversion derivative	$42,821
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
As of December 31, 2021, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is less than the maximum number of underlying shares that will be required to settle the 2026 Notes into equity. Accordingly, unless and until the Company has a number of authorized shares that have not been issued or reserved for any other purpose that equals or exceeds the maximum number of underlying shares (“share reservation condition”), the Company will pay to the converting holder in respect of each $1,000 principal amount of notes being converted solely cash in an amount equal to the sum of the daily conversion values for each of the 40 consecutive trading days during the related observation period. However, following satisfaction of the share reservation condition, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of December 31, 2021, the embedded derivative liability is included in embedded conversion derivative in the consolidated balance sheet and the change in fair value of derivative is included in Other income, net in the consolidated statement of operations and other comprehensive income. The carrying amount of the embedded derivative liability was determined using a Black-Scholes option valuation model.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of September 30, 2021	$48,208
Change in fair value	(5,387)
Fair value as of December 31, 2021	$42,821

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended December 31,
	2021	2020
Contractual interest expense	$293	$—
Amortization of debt discount and issuance costs	1,715	—
Total interest expense recognized	$2,008	$—

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $32.6 million as of December 31, 2021, and will be amortized over approximately 4.1 years.

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
As the Company is required to settle the Notes Hedge in cash, they do not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and have been accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in our consolidated balance sheets in convertible senior notes hedge at $33.2 million. As of December 31, 2021, the Notes Hedge is included in convertible senior notes hedge in the consolidated balance sheet and the change in fair value is included in Other income, net in the consolidated statement of operations and other comprehensive income. As of December 31, 2021, the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2021, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2021, the Warrant Transactions had not been exercised and remained outstanding.

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
The Company’s leases have remaining terms of one to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of December 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 5.3 years and the weighted-average discount rate was 3.2%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of December 31, 2021, the Company had operating ROU assets of $6.6 million. Total operating lease liabilities of $8.0 million were comprised of current lease liabilities of $2.0 million and non-current lease liabilities of $6.0 million. As of September 30, 2021, the Company had operating ROU assets of $7.1 million. Total operating lease liabilities of $8.5 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $6.6 million.
The Company recognized $0.6 million of operating lease costs in the three months ended December 31, 2021, and $0.5 million of operating lease costs in the three months ended December 31, 2020. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income.
The Company paid $0.6 million in operating cash flows for operating leases in the three months ended December 31, 2021.

Maturities of operating lease liabilities as of December 31, 2021 were as follows (amounts shown in thousands):

Operating leases
2022—remaining	$1,614
2023	2,081
2024	1,749
2025	662
2026	655
2027	660
Thereafter	1,058
Total lease payments	8,479
Less: amount representing interest	(505)
Present value of future lease payments	$7,974
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
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—U.S. Patent Nos. 8,699,779 (“the ’779 Patent”) and 8,977,571 (“the ’571 Patent”). Also on December 4, 2020, PNC Bank filed a complaint for declaratory judgement of non-infringement of the ’779 Patent and the ’571 Patent in the Western District of Pennsylvania (“PNC DJ Action”). On January 19, 2021, USAA filed a motion to dismiss the PNC DJ Action in view of the pending lawsuit between the parties in the Eastern District of Texas. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 and 10,013,681 (the “Second PNC Lawsuit”). On June 1, 2021, the Western District of Pennsylvania court stayed the PNC DJ Action in view of the earlier-filed action between USAA and PNC in the Eastern District of Texas. On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit” and together with the First PNC Lawsuit and the Second PNC Lawsuit, the “PNC Lawsuits”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136. A jury trial has been set for the PNC Lawsuits in April 2022.
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a Complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, U.S. Patent No. 9,336,517 (“the ’517 Patent”), and U.S. Patent No. 9,818,090 (“the ’090 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed and pending oral argument. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions. The Patent Office denied the requests for rehearing and for POP review.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 and 10,013,605—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7 and July 14, 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In November and December of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. Decisions from the Patent Office whether to institute the remaining petitions for IPRs are expected in March and May 2022.
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
The Company incurred legal fees of $0.4 million in the three months ended December 31, 2021 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income.
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
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Mapleabear Inc., d/b/a Instacart, in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL). Mitek is alleging breach of contract, breach of the implied covenant, and requesting over $2.0 million in damages.
On August, 3, 2018 Maplebear entered into a Master Services Agreement with Mitek agreeing to purchase a subscription to Mitek’s Mobile Verify Advanced service. On June 19, 2020, the parties entered into a second Order Form in connection with the Master Services Agreement. The Order Form has a term of June 18, 2020 to December 31, 2023 and calls for an annual commitment of $1.2 million. On September 23, 2021, Maplebear sent a letter to Mitek purporting to outline breaches under the Master Services Agreement. Mitek responded on November 11, 2021, refuting Maplebear’s claims and offering to engage in further discussions. Maplebear thereafter sent a Notice of Termination of the Master Services Agreement dated November 24, 2021. The Parties have agreed to participate in mediation on March 15, 2022 and further agreed that any responsive pleading by Maplebear shall not be due until after the mediation.
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

10. REVENUE CONCENTRATION
For the three months ended December 31, 2021, the Company derived revenue of $8.0 million from two customers, with such customers accounting for 15% and 10% of the Company’s total revenue, respectively. For the three months ended December 31, 2020, the Company derived revenue of $3.9 million from one customer, with such customer accounting for 15% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2.8 million and $0.1 million at December 31, 2021 and 2020, respectively.
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
International sales accounted for approximately 32% and 31% of the Company’s total revenue for the three months ended December 31, 2021 and 2020, respectively. From a geographic perspective, approximately 23% and 24% of the Company’s total long-term assets as of December 31, 2021 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 5% and 6% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2021 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
First Quarter Fiscal 2022 Highlights
•Revenue for the three months ended December 31, 2021 was $32.5 million, an increase of 25% compared to revenue of $26.0 million in the three months ended December 31, 2020.
•Net income was $3.1 million, or $0.07 per diluted share, during the three months ended December 31, 2021, compared to net income of $2.2 million, or $0.05 per share, during the three months ended December 31, 2020.
•Cash provided by operating activities was $2.3 million for the three months ended December 31, 2021, compared to $8.7 million for the three months ended December 31, 2020.

•We added new patents to our portfolio during the first quarter of fiscal 2022 bringing our total number of issued patents to 78 as of December 31, 2021. In addition, we have 17 domestic and international patent applications pending as of December 31, 2021.
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
The COVID-19 pandemic has created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. In response to this situation and in an effort to protect the health and safety of our employees, our workforce has transitioned to working remotely and employee travel, including to our international subsidiaries, has been severely curtailed. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively, but future productivity and the effects of COVID-19 on our operations is unknown at this time. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and stockholders.
We anticipate in certain circumstances that the impact of the COVID-19 pandemic may accelerate the adoption of digital technologies and create future opportunities and uses for our products and we continue to seek new and innovative opportunities to serve our customers’ needs. However, given the continuing uncertainties related to the COVID-19 pandemic, we cannot predict how it will continue to affect our operational and financial performance, including our long term revenue growth and profitability, the impact on our customers’ and our sales cycles, our ability to generate new business leads, the impact on our customers’, employee and industry events, and the effects on our vendors. As a result, the extent to which the COVID-19 pandemic will continue to impact our financial condition or results of operations is uncertain.
Results of Operations
Comparison of the Three Months Ended December 31, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2021 and 2020 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$15,445	$12,303	48%	47%	$3,142	26%
Services and other	17,028	13,673	52%	53%	3,355	25%
Total revenue	$32,473	$25,976	100%	100%	$6,497	25%
Cost of revenue	3,356	4,138	10%	16%	(782)	(19)%
Selling and marketing	8,438	7,385	26%	28%	1,053	14%
Research and development	7,606	6,165	23%	24%	1,441	23%
General and administrative	5,965	5,058	18%	19%	907	18%
Acquisition-related costs and expenses	2,279	1,693	7%	7%	586	35%
Interest expense	2,008	—	6%	—%	2,008	100%
Other income, net	135	96	—%	—%	39	41%
Income tax benefit	168	534	1%	2%	(366)	69%
Net income	$3,124	$2,167	10%	8%	$957	44%
Revenue
Total revenue increased $6.5 million, or 25%, to $32.5 million in the three months ended December 31, 2021 compared to $26.0 million in the three months ended December 31, 2020. Software and hardware revenue increased $3.1 million, or 26%, to $15.4 million in the three months ended December 31, 2021 compared to $12.3 million in the three months ended December 31, 2020. This increase is primarily due to an increase in sales of our Mobile Deposit®, CheckReader™, and IDLive® Face software products of $3.8 million. This increase was partially offset by a decline in revenue from our identity verification hardware products of $0.7 million. Services and other revenue increased $3.4 million, or 25%, to $17.0 million in the three months ended December 31, 2021 compared to $13.7 million in the three months ended December 31, 2020. This increase is primarily due to continued growth in Mobile Verify® transactional SaaS revenue of $2.6 million, or 31%, in the three months ended December 31, 2021 compared to the same period in 2020, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue of $0.7 million.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $0.8 million, or 19%, to $3.4 million in the three months ended December 31, 2021 compared to $4.1 million in the three months ended December 31, 2020. As a percentage of revenue, cost of revenue decreased to 10% in the three months ended December 31, 2021 from 16% in the three months ended December 31, 2020. The decrease is primarily due to decreased costs of our identity verification hardware products as a result of lower hardware revenues during the three months ended December 31, 2021 compared to the same period in 2020.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.0 million, or 14%, to $8.4 million in the three months ended December 31, 2021 compared to $7.4 million in the three months ended December 31, 2020. As a percentage of revenue, selling and marketing expenses decreased to 26% in the three months ended December 31, 2021 from 28% in the three months ended December 31, 2020. The increase in selling and marketing expense is due to higher personnel-related costs resulting from our increased headcount costs of $0.8 million and higher travel and related expenses of $0.2 million in the three months ended December 31, 2021 compared to the same period in 2020.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.4 million, or 23%, to $7.6 million in the three months ended December 31, 2021 compared to $6.2 million in the three months ended December 31, 2020. As a percentage of revenue, research and development expenses decreased to 23% in the three months ended December 31, 2021 from 24% in the three months ended December 31, 2020. The increase in research and development expenses is primarily due to higher personnel-related costs from the ID R&D acquisition and our increased headcount of $1.1 million, and third-party contractor expenses and other of $0.3 million in the three months ended December 31, 2021 compared to the same period in 2020.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.9 million, or 18%, to $6.0 million in the three months ended December 31, 2021 compared to $5.1 million in the three months ended December 31, 2020. As a percentage of revenue, general and administrative expenses decreased to 18% in the three months ended December 31, 2021 from 19% in the three months ended December 31, 2020. The increase in general and administrative expenses is primarily due to higher third-party professional fees of $0.4 million, higher personnel-related costs resulting from our increased headcount of $0.3 million, and higher litigation and other expenses of $0.2 million during the three months ended December 31, 2021 compared to the same period in 2020.
Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $0.6 million, or 35%, to $2.3 million in the three months ended December 31, 2021 compared to $1.7 million in the three months ended December 31, 2020. As a percentage of revenue, acquisition-related costs and expenses was consistent at 7% in each of the three months ended December 31, 2021 and 2020. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the ID R&D Acquisition during the three months ended December 31, 2021 compared to the same period in 2020.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.0 million for the three months ended December 31, 2021 and consisted of $1.7 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred. There was no interest expense in the three months ended December 31, 2020.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income, net was consistent at $0.1 million in each of the three months ended December 31, 2021 and 2020.
Income Tax Benefit
For the three months ended December 31, 2021, we recorded an income tax benefit of $0.2 million, which yielded an effective tax rate of negative 6%. For the three months ended December 31, 2020, we recorded an income tax benefit of $0.5 million, or an effective tax rate of negative 33%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended December 31, 2021 and 2020 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Liquidity and Capital Resources
On December 31, 2021, we had $218.2 million in cash and cash equivalents and investments compared to $227.4 million on September 30, 2021, a decrease of $9.2 million, or 4%. The decrease in cash and cash equivalents and investments is primarily due to $10.1 million in repurchases and retirements of our common stock, par value $0.001 (“Common Stock”), amortization of investment premiums and other of $0.5 million, capital expenditures of $0.3 million, and unfavorable foreign currency losses of $0.3 million. These decreases were partially offset by net cash provided by operating activities of $2.3 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the three months ended December 31, 2021 was $2.3 million and resulted primarily from net income of $3.1 million, net non-cash charges of $7.5 million, and favorable changes in operating assets and liabilities of $8.3 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities, amortization of investment premiums & other, and depreciation and amortization totaling $3.1 million, $2.2 million, $1.7 million, $0.5 million, and $0.3 million, respectively, which were partially offset by a deferred tax benefit of $0.3 million.
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
Cash Flows from Investing Activities
Net cash provided by investing activities was $2.1 million during the three months ended December 31, 2021, which consisted primarily of net sales and maturities of investments of $2.4 million, partially offset by capital expenditures of $0.3 million.
Net cash used in investing activities was $4.4 million during the three months ended December 31, 2020, which consisted primarily of net purchases of investments of $4.0 million and capital expenditures of $0.4 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $10.1 million during the three months ended December 31, 2021, primarily due to $10.1 million in repurchases and retirements of our Common Stock.
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
As of February 3, 2022, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Convertible Senior Notes,” of the notes to consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
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
On February 28, 2019, the Company entered into Amendment No. 1 to the Rights Agreement for the purpose of (i) modifying the definitions of “Beneficial Owner,” “Beneficially Own,” and “Beneficial Ownership” under the Rights Agreement to more closely align such definitions to the actual and constructive ownership rules under Section 382 of the Internal Revenue Code of 1986, as amended or such similar provisions of the Tax Cuts and Jobs Act of 2017 and the rules and regulations promulgated thereunder, and (ii) adding an exemption request process for persons to seek an exemption from becoming an “Acquiring Person” under the Rights Agreement in the event such person wishes to acquire 4.9% or more of the Common Stock then outstanding.
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
The Company made purchases of $10.1 million, or approximately 598,636 shares, during the three months ended December 31, 2021 at an average price of $16.95 per share. Total purchases made under the share repurchase program were $10.3 million as of December 31, 2021.
From the period January 1, 2022 through January 19, 2022, the Company made purchases of $4.7 million, or 287,568 shares at an average price of $16.29 per share.
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
Other Liquidity Matters
On December 31, 2021, we had investments of $194.0 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At December 31, 2021, we had $137.8 million of our available-for-sale securities classified as current and $56.3 million of our available-for-sale securities classified as long-term. At September 30, 2021, we had $149.1 million of our available-for-sale securities classified as current and $48.1 million of our available-for-sale securities classified as long-term.
We had working capital of $155.6 million at December 31, 2021 compared to $164.8 million at September 30, 2021.
The Company does not have any other material cash requirements other than those related to leases as described in Note 9. “Commitments and Contingencies.” Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next eighteen months from the date the financial statements are filed.
Off Balance Sheet Arrangements
The Company had no off balance sheet arrangements as of December 31, 2021.
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Form 10-K for the year ended September 30, 2021.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021. Except as described below, there has been no material change in this information as of December 31, 2021.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2021, our marketable securities had remaining maturities between approximately one and 34 months and a fair market value of $194.0 million, representing 48% of our total assets.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Remediation of Material Weakness in Internal Control Over Financial Reporting
As previously reported in our Form 10-K for the year ended September 30, 2021, we identified a material weakness in the operating effectiveness of our internal control over financial reporting as of September 30, 2021 due to certain control deficiencies related to the Company’s precision of review regarding the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition. As the material weakness was due to a failure in the operation of the control, we enhanced the documentation of the control to include evidence of our review of the valuation provided by our third-party specialist. The evidence of our review included verifying that management provided inputs to the valuation agreed with source documentation, corroborating the accuracy of other inputs to the valuation, performing a recalculation of the valuation, and ensuring consistency with accounting principles generally accepted in the U.S. We have concluded that the material weakness has been remediated as of December 31, 2021. However, we will not be able to demonstrate that our controls are operating effectively until we and our independent registered public accounting firm conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended September 30, 2022, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
Other than as set forth above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2021, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Systems Holdings B.V., and the shareholders of ICAR Vision Systems, S.L.	(1)

2.2**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(2)

2.3	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(3)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(4)

3.2	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(5)

3.3	Certificate of Designation of Series B Junior Participating Preferred Stock.	(6)

4.1	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(7)

10.1	Mitek Systems, Inc. Annual Incentive Program Fiscal 2022	(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC upon request.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2015.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2022	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frank Teruel
Frank Teruel
Chief Financial Officer (Principal Financial and Accounting Officer)