Form 10-Q
period 2022-03-31
MITEK SYSTEMS INC
filed 2022-05-09
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 44,346,935 shares of the registrant’s common stock outstanding as of April 30, 2022.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$30,312
Short-term investments	37,910	149,057
Accounts receivable, net	23,858	16,602
Contract assets	4,503	4,080
Prepaid expenses	2,409	1,920
Other current assets	1,849	2,085
Total current assets	94,513	204,056
Long-term investments	31,493	48,051
Property and equipment, net	3,938	3,671
Right-of-use assets	6,098	7,056
Intangible assets, net	96,364	28,734
Goodwill	136,889	63,096
Deferred income tax assets	10,572	10,511
Convertible senior notes hedge	—	48,208
Other non-current assets	5,292	6,310
Total assets	$385,159	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,359	$2,507
Accrued payroll and related taxes	8,271	11,776
Deferred revenue, current portion	9,700	10,381
Lease liabilities, current portion	1,944	1,943
Acquisition-related contingent consideration	10,790	11,050
Other current liabilities	3,469	1,552
Total current liabilities	39,533	39,209
Convertible senior notes	124,370	120,918
Embedded conversion derivative	—	48,208
Deferred revenue, non-current portion	1,053	955
Lease liabilities, non-current portion	5,485	6,588
Deferred income tax liabilities	22,100	4,117
Other non-current liabilities	6,250	6,868
Total liabilities	198,791	226,863
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	207,491	199,935
Accumulated other comprehensive loss	(5,170)	(943)
Accumulated deficit	(15,997)	(6,066)
Treasury stock, at cost, no shares and 7,773 shares as of March 31, 2022 and September 30, 2021, respectively	—	(140)
Total stockholders’ equity	186,368	192,830
Total liabilities and stockholders’ equity	$385,159	$419,693

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Revenue
Software and hardware	$19,280	$13,013	$34,725	$25,315
Services and other	15,434	15,760	32,461	29,433
Total revenue	34,714	28,773	67,186	54,748
Operating costs and expenses
Cost of revenue—software and hardware	310	670	688	1,915
Cost of revenue—services and other	3,000	3,122	5,978	6,015
Selling and marketing	9,206	8,530	17,644	15,915
Research and development	8,236	6,691	15,842	12,855
General and administrative	6,073	5,718	12,037	10,776
Acquisition-related costs and expenses	3,056	1,659	5,335	3,352
Total operating costs and expenses	29,881	26,390	57,524	50,828
Operating income	4,833	2,383	9,662	3,920
Interest expense	2,040	1,319	4,048	1,319
Other income (expense), net	(231)	372	(96)	468
Income before income taxes	2,562	1,436	5,518	3,069
Income tax benefit (provision)	(651)	(417)	(483)	117
Net income	$1,911	$1,019	$5,035	$3,186
Net income per share—basic	$0.04	$0.02	$0.11	$0.07
Net income per share—diluted	$0.04	$0.02	$0.11	$0.07
Shares used in calculating net income per share—basic	44,775	43,138	44,795	42,835
Shares used in calculating net income per share—diluted	46,097	44,554	46,206	44,367
Other comprehensive income (loss)
Net income	$1,911	$1,019	$5,035	$3,186
Foreign currency translation adjustment	(1,862)	(2,648)	(3,129)	112
Unrealized loss on investments	(828)	(133)	(1,098)	(186)
Other comprehensive income (loss)	$(779)	$(1,762)	$808	$3,112

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	44,297	$44	$203,091	$(13,226)	$(2,480)	$187,429
Exercise of stock options	16	—	179	—	—	179
Settlement of restricted stock units	248	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	923
Stock-based compensation expense	—	—	3,298	—	—	3,298
Repurchases and retirement of common stock	(288)	—	—	(4,682)	—	(4,682)
Components of other comprehensive loss:
Net income	—	—	—	1,911	—	1,911
Currency translation adjustment	—	—	—	—	(1,862)	(1,862)
Change in unrealized gain (loss) on investments	—	—	—	—	(828)	(828)
Total other comprehensive loss						(779)
Balance, March 31, 2022	44,344	$44	$207,491	$(15,997)	$(5,170)	$186,368

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	42,668	$43	$151,153	$(11,827)	$2,384	$141,753
Exercise of stock options	18	—	69	—	—	69
Settlement of restricted stock units	289	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	77	—	793	—	—	793
Stock-based compensation expense	—	—	2,968	—	—	2,968
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Components of other comprehensive income:
Net income	—	—	—	1,019	—	1,019
Currency translation adjustment	—	—	—	—	(2,648)	(2,648)
Change in unrealized gain (loss) on investments	—	—	—	—	(133)	(133)
Total other comprehensive income						(1,762)
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	25	—	206	—	—	—	—	206
Settlement of restricted stock units	973	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	—	—	923
Acquisition-related shares issued	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	6,429			—	—	6,429
Sale of convertible senior notes warrants	—	—	—	—	—	—	—	—
Repurchases and retirements of common stock	(894)	(1)	(1)	8	140	(14,966)	—	(14,828)
Components of other comprehensive income:
Net income	—	—	—	—	—	5,035	—	5,035
Currency translation adjustment	—	—	—	—	—	—	(3,129)	(3,129)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(1,098)	(1,098)
Total other comprehensive income								808
Balance, March 31, 2022	44,344	$44	$207,491	—	$—	$(15,997)	$(5,170)	$186,368

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	260	—	1,958	—	—	1,958
Settlement of restricted stock units	935	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	792	—	—	792
Stock-based compensation expense	—	—	5,715	—	—	5,715
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Components of other comprehensive income:
Net income	—	—	—	3,186	—	3,186
Currency translation adjustment	—	—	—	—	112	112
Change in unrealized gain (loss) on investments	—	—	—	—	(186)	(186)
Total other comprehensive income						3,112
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2022	2021
Operating activities:
Net income	$5,035	$3,186
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,429	5,715
Amortization of intangible assets	4,525	3,352
Depreciation and amortization	555	774
Amortization of investment premiums & other	1,109	315
Accretion and amortization on debt securities	3,453	1,147
Net changes in estimated fair value of acquisition-related contingent consideration	(780)	—
Deferred taxes	(92)	(464)
Changes in assets and liabilities:
Accounts receivable	(6,171)	1,444
Contract assets	345	2,177
Other assets	498	(1,474)
Accounts payable	2,440	(1,047)
Accrued payroll and related taxes	(4,693)	(1,305)
Deferred revenue	(3,126)	2,379
Other liabilities	159	(138)
Net cash provided by operating activities	9,686	16,061
Investing activities:
Purchases of investments	(47,818)	(147,524)
Sales and maturities of investments	173,316	23,441
Acquisitions, net of cash acquired	(126,607)	—
Purchases of property and equipment	(634)	(660)
Net cash used in investing activities	(1,743)	(124,743)
Financing activities:
Proceeds from the issuance of convertible senior notes	—	155,250
Payment for convertible senior notes issuance costs	—	(5,513)
Purchase of 2026 convertible senior notes hedge	—	(33,192)
Proceeds from issuance of convertible senior notes warrants	—	23,909
Proceeds from the issuance of equity plan common stock	1,128	2,751
Repurchases and retirements of common stock	(14,828)	—
Payment of acquisition-related contingent consideration	—	(782)
Proceeds from other borrowings	—	251
Principal payments on other borrowings	(36)	(39)
Net cash provided by (used in) financing activities	(13,736)	142,635
Foreign currency effect on cash and cash equivalents	(535)	(4)
Net increase (decrease) in cash and cash equivalents	(6,328)	33,949
Cash and cash equivalents at beginning of period	30,312	19,986
Cash and cash equivalents at end of period	$23,984	$53,935
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$172
Cash paid for income taxes	$597	$373
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$42,821	$—
Unrealized holding loss on available for sale investments	$(1,098)	$(186)

See accompanying notes to consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek” or the “Company”) is a leading innovator of mobile image capture and digital identity verification solutions. Mitek is a software development company with expertise in computer vision, artificial intelligence, and machine learning. Mitek currently serves more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and anti-money laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
To ensure a high level of security against evolving digital fraud threats, in May 2021, Mitek acquired ID R&D, Inc. (“ID R&D”), an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection. With a strong research and development team, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance. In March 2022, Mitek acquired HooYu Ltd. (“HooYu”), a leading KYC technology provider in the United Kingdom. The acquisition helps to ensure businesses know the true identity of their customers by linking biometric verification with real-time bureau and sanction database checks.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our channel partners are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of March 31, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021.
Results for the six months ended March 31, 2022 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $1.9 million and $2.6 million for the three months ended March 31, 2022 and 2021, respectively. The Company recorded a net loss resulting from foreign exchange translation of $3.1 million and net gain of $0.1 million for the six months ended March 31, 2022 and 2021, respectively.

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
Revenue Recognition
The Company recognizes revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and its related amendments (collectively known as “ASC 606”). ASC 606 outlines a single comprehensive model to be used in accounting for revenue arising from contracts with customers. The core principle, involving a five-step process, of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.
The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on-premise and transactional software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 2 of the consolidated financial statements for additional details.
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

For the three and six months ended March 31, 2022 and 2021, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock options	467	556	452	634
RSUs	914	1,371	1,241	1,238
ESPP common stock equivalents	34	28	15	15
Performance options	532	267	509	200
Performance RSUs	238	156	224	127
Convertible senior notes	7,448	4,551	7,448	2,251
Warrants	7,448	4,551	7,448	2,251
Total potentially dilutive common shares outstanding	17,081	11,480	17,337	6,716
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$1,911	$1,019	$5,035	$3,186
Weighted-average shares outstanding—basic	44,775	43,138	44,795	42,835
Common stock equivalents	1,322	1,416	1,411	1,532
Weighted-average shares outstanding—diluted	46,097	44,554	46,206	44,367
Net income per share:
Basic	$0.04	$0.02	$0.11	$0.07
Diluted	$0.04	$0.02	$0.11	$0.07
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2022 and 2021.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Convertible Senior Notes Hedge and Embedded Conversion Derivative

In February 2021, the Company issued $155.3 million aggregate principal amount of 0.75% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. Prior to the Company increasing the number of authorized shares of its common stock, par value $0.001 per share (“Common Stock”), the Company could not elect to issue shares of its Common Stock upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) was accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Company increased its authorized shares of Common Stock in the second quarter of fiscal 2022 and as such can issue shares of its Common Stock upon settlement of the 2026 Notes. As a result, the embedded conversion option (the “embedded conversion derivative”) and the Notes Hedge are now recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 8. “Convertible Senior Notes” for additional information related to these transactions.
Accounts Receivable and Allowance for Doubtful Accounts
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for doubtful accounts are established based on various factors, including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $1,000 and $34,000 of write-offs to the allowance for doubtful accounts for the six months ended March 31, 2022 and 2021, respectively. The Company maintained an allowance for doubtful accounts of $0.5 million as of March 31, 2022 and $0.4 million as of September 30, 2021.
Capitalized Software Development Costs
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million of costs related to computer software developed for internal use during each of the three months ended March 31, 2022 and 2021, respectively. The Company capitalized $0.4 million of costs related to computer software developed for internal use during each of the six months ended March 31, 2022 and 2021. The Company had $0.1 million and $0.2 million in amortization expense from internal use software during the six months ended March 31, 2022 and 2021, respectively.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on its market capitalization as it believes this represents the best evidence of fair value. In the fourth quarter of the fiscal year ended September 30, 2021, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization.

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
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the six months ended March 31, 2022 and 2021.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2022, $0.8 million was outstanding under these agreements and $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2021, $0.8 million was outstanding under these agreements and approximately $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
The Company estimates the fair value of performance options, senior executive performance restricted stock units, and similar awards using the Monte-Carlo simulation. The Monte-Carlo simulation requires subjective assumptions, including the Company’s valuation date stock price, the annual risk-free interest rate, expected volatility, the probability of reaching the stock performance targets, and a 20-trading-day average stock price.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $5.2 million and $0.9 million at March 31, 2022 and September 30, 2021, respectively.
Recently Adopted Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to the recognition of an acquired contract liability and the payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will improve comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination and improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including adoption in an interim period. The Company early adopted the guidance in the second quarter of fiscal 2022 and it did not have a material impact on its consolidated financial statements.
In August 2020, the FASB issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition.
The Company adopted ASU 2020-06 in the first quarter of fiscal 2022, however, it had no impact to the financial statements. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the fair value of the embedded conversion derivative of $28.5 million and the fair value of the Notes Hedge of $28.5 million to additional paid-in capital in the second quarter of fiscal 2022. These equity components will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
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
Recently Issued Accounting Pronouncements
No new accounting pronouncement issued or effective during the six months ended March 31, 2022 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on-premise software license sales, as well as sales of hardware scanner boxes and on-premise appliance products. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Hardware revenue is recognized in the period that the hardware is shipped.
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
Allocation of Transaction Price
The transaction price, including any discounts, is allocated between separate goods and services in a contract that contains multiple performance obligations based on their relative standalone selling prices. The standalone selling prices are based on the prices at which the Company separately sells each good or service. For items that are not sold separately, the Company estimates the standalone selling prices using available information such as market conditions and internally approved pricing guidelines. In instances where there are observable selling prices for professional services and support and maintenance, the Company may apply the residual approach to estimate the standalone selling price of software licenses. In certain situations, primarily transactional SaaS revenue described above, the Company allocates variable consideration to a series of distinct goods or services within a contract. The

Company allocates variable payments to one or more, but not all, of the distinct goods or services or to a series of distinct goods or services in a contract when (i) the variable payment relates specifically to the Company’s efforts to transfer the distinct good or service and (ii) the variable payment is for an amount that depicts the amount of consideration to which the Company expects to be entitled in exchange for transferring the promised goods or services to its customer.
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Major product category
Deposits software and hardware	$16,066	$12,134	$29,695	$22,888
Deposits services and other	5,239	5,063	10,660	9,924
Deposits revenue	21,305	17,197	40,355	32,812
Identity verification software and hardware	3,214	879	5,030	2,427
Identity verification services and other	10,195	10,697	21,801	19,509
Identity verification revenue	13,409	11,576	26,831	21,936
Total revenue	$34,714	$28,773	$67,186	$54,748
Software and hardware revenue is generated from on-premise software license sales, as well as sales of hardware scanner boxes and on-premise appliance products. Services and other revenue is generated from the sale of transactional SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2022	September 30, 2021
Contract assets, current	$4,503	$4,080
Contract assets, non-current	3,591	4,409
Contract liabilities (deferred revenue), current	9,700	10,381
Contract liabilities (deferred revenue), non-current	1,053	955
Contract assets, reported within current assets and other non-current assets in the consolidated balance sheets, primarily result from revenue being recognized when a license is delivered and payments are made over time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $9.9 million and $7.9 million of revenue during the six months ended March 31, 2022 and 2021, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.4 million and $2.3 million as of March 31, 2022 and September 30, 2021, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $0.3 million during each of the three months ended March 31, 2022 and 2021, and $0.7 million and $0.5 million during the six months ended March 31, 2022 and 2021, respectively. There were no impairment losses recognized during both the six months ended March 31, 2022 and 2021 related to capitalized contract costs.

3. BUSINESS COMBINATIONS

Acquisition of ID R&D, Inc.

On May 28, 2021 (the “Closing Date”), the Company completed the acquisition of ID R&D (the “ID R&D Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov (the “Representative”). Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of the Company. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection.
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
Acquisition of HooYu Ltd
On March 23, 2022, the Company completed the acquisition of HooYu Ltd (the “HooYu Acquisition”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu Ltd (“HooYu”), a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million in cash (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness. Pursuant to the Purchase Agreement, $0.9 million was withheld as a reduction to the Closing Consideration and is being retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
The Company incurred $1.9 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and other comprehensive income (loss).
On March 23, 2022, the Company transferred an aggregate of $127.1 million to the Sellers and its third-party legal and investment advisors. The Company used cash on hand for the cash paid on March 23, 2022.
Acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ID R&D and HooYu have been included in the accompanying consolidated financial statements since the date of such acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ID R&D Acquisition and HooYu Acquisition and are based on assumptions that the Company’s management believes are reasonable. The Company is in the process of completing its valuation of certain intangible assets and the valuation of the acquired deferred income taxes related to the HooYu Acquisition. The final allocations of the purchase price to intangible assets and deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition and HooYu Acquisition as of their respective closing dates (amounts shown in thousands):

	ID R&D	HooYu	Total
Current assets	$320	$1,865	$2,185
Property, plant, and equipment	114	243	$357
Intangible assets	16,930	73,100	$90,030
Goodwill	27,748	75,691	$103,439
Current liabilities	(425)	(5,068)	$(5,493)
Other non-current liabilities	(2,355)	(18,275)	$(20,630)
Net assets acquired	$42,332	$127,556	$169,888
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition and the HooYu Acquisition as of their respective closing dates (amounts shown in thousands, except for years):
ID R&D

	Amortization Period	Amount assigned
Completed technologies	7.0 years	$14,020
Customer relationships	3.0 years	2,540
Trade name	5.0 years	370
Total intangible assets acquired		$16,930
HooYu

	Amortization Period	Amount assigned
Completed technologies	7.0 years	$61,400
Customer relationships	5.0 years	5,000
Trade name	5.0 years	6,100
Covenants not to compete	3.0 years	$600
Total intangible assets acquired		$73,100
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition and the HooYu Acquisition occurred on October 1, 2020 (amounts shown in thousands):

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Pro forma revenue	$37,635	$31,640	$72,090	$59,458
Pro forma net income (loss)	$(1,416)	$(511)	$4,525	$262

4. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2022 and September 30, 2021 (amounts shown in thousands):

March 31, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$2,000	$—	$(20)	$1,980
Foreign government and agency securities, short-term	2,888	—	(38)	2,850
Corporate debt securities, short-term	33,446	—	(366)	33,080
U.S. Treasury, long-term	7,481	—	(215)	7,266
Corporate debt securities, long-term	24,743	—	(516)	24,227
Total	$70,558	$—	$(1,155)	$69,403

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2022 and September 30, 2021, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and are reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income. No other-than-temporary impairment charges were recognized in each of the three and six months ended March 31, 2022 and 2021. There were $0.3 million of realized losses from the sale of available-for-sale securities during each of the three and six months ended March 31, 2022 and no realized gains or losses from the sale of available-for-sale securities during each of the three and six months ended March 31, 2021.
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

The following tables represent the fair value hierarchy of the Company’s investments, convertible senior notes hedge, acquisition-related contingent consideration, and embedded conversion derivative as of March 31, 2022 and September 30, 2021, respectively (amounts shown in thousands):

March 31, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$1,980	$1,980	$—	$—
Foreign government and agency securities	2,850	—	2,850	—
Corporate debt securities	33,080	—	33,080	—
Total short-term investments at fair value	37,910	1,980	35,930	—
Long-term investments:
U.S. Treasury	7,266	7,266	—	—
Corporate debt securities	24,227	—	24,227	—
Total long-term investments at fair value	31,493	7,266	24,227	—

Total assets at fair value	$69,403	$9,246	$60,157	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$10,790	$—	$—	$10,790
Non-current liabilities:
Acquisition-related contingent consideration	5,200	—	—	5,200
Total liabilities at fair value	$15,990	$—	$—	$15,990

September 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,223	$4,223	$—	$—
Asset-backed securities, short-term	4,811	—	4,811	—
Corporate debt securities	140,023	—	140,023	—
Total short-term investments at fair value	149,057	4,223	144,834	—
Long-term investments:
U.S. Treasury	6,995	6,995	—	—
Foreign government and agency securities	2,908	—	2,908	—
Corporate debt securities	38,148	—	38,148	—
Total long-term investments at fair value	48,051	6,995	41,056	—

Convertible senior notes hedge	48,208	$—	48,208	$—

Total assets at fair value	$245,316	$11,218	$234,098	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,050	$—	$—	$11,050
Non-current liabilities:
Acquisition-related contingent consideration	5,720	—	—	5,720
Embedded conversion derivative	48,208	—	48,208	—
Total liabilities at fair value	$64,978	$—	$48,208	$16,770

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Convertible Senior Notes. On February 5, 2021, the Company issued the 2026 Notes as further described in Note 8. “Convertible Senior Notes.” Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. Initially, conversion of the 2026 Notes could only be settled in cash; however, following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, which satisfied certain share reservation conditions, conversion of the 2026 Notes may be settled in cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The embedded conversion derivative associated with the 2026 Notes previously meet the criteria for an embedded derivative liability which required bifurcation and separate accounting. The Notes Hedge was previously classified as a derivative asset on the Company’s consolidated balance sheet. Following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, the Notes Hedge and embedded conversion derivative were reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity were reflected in Other income (expense), net, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The fair value of the Notes Hedge and the embedded conversion derivative were estimated using a Black-Scholes model. Based on the fair value hierarchy, the Company classified the Notes Hedge and the embedded conversion derivative as Level 2 as significant inputs are observable, either directly or indirectly. The significant inputs and assumptions used in the models to calculate the fair value of the derivatives include the Common Stock price, exercise price of the derivatives, risk-free interest rate, volatility, annual coupon rate and remaining contractual term.
•Level 3: As of March 31, 2022, total acquisition-related contingent consideration of $10.8 million and $5.2 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$16,770
Expenses recorded due to changes in fair value	(780)
Balance at March 31, 2022	$15,990

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $136.9 million at March 31, 2022, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$63,096
Acquisition of HooYu	75,691
Foreign currency effect on goodwill	(1,898)
Balance at March 31, 2022	$136,889

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets range from two to seven years. Intangible assets as of March 31, 2022 and September 30, 2021, respectively, are summarized as follows (amounts shown in thousands, except for years):

March 31, 2022:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.9 years	$95,761	$16,542	$79,219
Customer relationships	4.7 years	25,168	15,012	10,156
Trade names	5.0 years	7,088	691	6,397
Covenants not to compete	3.0 years	600	8	592
Total intangible assets		$128,617	$32,253	$96,364

September 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$13,311	$21,050
Customer relationships	4.6 years	20,168	12,905	7,263
Trade names	4.7 years	988	567	421
Total intangible assets		$55,517	$26,783	$28,734
Amortization expense related to acquired intangible assets was $2.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, and $4.5 million and $3.4 million during the six months ended March 31, 2022 and 2021, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2022—remaining	$9,869
2023	17,778
2024	15,513
2025	14,230
2026	12,972
Thereafter	26,002
Total	$96,364

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Cost of revenue	$70	$82	$167	$169
Selling and marketing	1,134	892	2,078	1,680
Research and development	868	777	1,804	1,517
General and administrative	1,226	1,217	2,380	2,349
Stock-based compensation expense included in expenses	$3,298	$2,968	$6,429	$5,715

As of March 31, 2022, the Company had $34.0 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2022, (i) 1,314,077 RSUs and 755,533 Performance RSUs were outstanding under the 2020 Plan, (ii) 1,643,289 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 481,303 shares of Common Stock and 505,957 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2022, (i) 549,849 shares have been issued to participants pursuant to the ESPP and (ii) 450,151 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018. Subsequent offering periods commence semi-annually in February and August each year.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to the ESPP in the three months ended March 31, 2022 and 2021, respectively. The Company recognized $0.3 million in stock-based compensation expense related to the ESPP in each of the six months ended March 31, 2022 and 2021.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of March 31, 2022, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) 144,412 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2021	816,717	$7.42	5.8	$9,046
Granted	—	$—
Exercised	(25,625)	$7.98
Canceled	—	$—
Outstanding at March 31, 2022	791,092	$7.41	5.4	5,747
Vested and Expected to Vest at March 31, 2022	791,092	$7.41	5.4	5,747
Exercisable at March 31, 2022	662,498	$6.98	5.1	5,094
The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to outstanding stock options during the three months ended March 31, 2022 and 2021, respectively. The Company recognized $0.3 million and $0.4 million in stock-based compensation expense related to outstanding stock options during the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $0.5 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 1.6 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2022 and 2021 was $0.2 million and $1.4 million, respectively. There were no options granted during each of the six months ended March 31, 2022 or 2021.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	2,411,267	$9.99
Granted	911,383	16.65
Settled	(796,390)	9.15
Canceled	(174,552)	10.57
Outstanding at March 31, 2022	2,351,708	12.53
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.3 million and $2.1 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2022 and 2021, respectively. The Company recognized $4.6 million and $4.0 million in stock-based compensation expense related to outstanding RSUs during the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $22.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	528,724	$9.17
Granted	589,980	16.02
Settled	(176,864)	8.42
Canceled	(18,952)	12.84
Outstanding at March 31, 2022	922,888	13.62
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.7 million and $0.3 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended March 31, 2022 and 2021, respectively. The Company recognized $1.2 million and $0.6 million in stock-based compensation expense related to outstanding Performance RSUs during the six months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the Company had $8.8 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved and in November 2021, the time vesting condition was met and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options in the three months ended March 31, 2022, and recognized $0.2 million in three months ended March 31, 2021. The Company recognized $0.1 million and $0.4 million in stock-based compensation expense related to outstanding Performance Options during the six months ended March 31, 2022 and 2021, respectively.
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
The Company made purchases of $4.7 million, or approximately 287,568 shares, during the three months ended March 31, 2022 at an average price of $16.29 per share. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the six months ended March 31, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase plan was completed during the second quarter of fiscal 2022.
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
For the three and six months ended March 31, 2022, the Company recorded an income tax provision of $0.7 million and $0.5 million, respectively, which yielded an effective tax rate of 25% and 9%, respectively. For the three and six months ended March 31, 2021, the Company recorded an income tax provision of $0.4 million and a benefit of $0.1 million, respectively, which yielded an effective tax rate of 29% and negative 4%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2022 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

8. CONVERTIBLE SENIOR NOTES

The carrying values of the Company’s 2026 Notes are as follows (in thousands):

2026 Notes:	March 31, 2022	September 30, 2021
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(30,880)	(34,332)
Carrying amount	$124,370	$120,918
2026 Notes embedded conversion derivative	$—	$48,208
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
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used approximately $9.3 million of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below) (after such cost is partially offset by the proceeds from the Warrant Transactions described below). The Initial Purchasers exercised their option to purchase Additional Notes in full in February 2021and the Company used a portion of the net proceeds from the sale of such Additional Notes to enter into additional Notes Hedges (after such cost is partially offset by the proceeds from the additional Warrant Transactions) with the Option Counterparties (as defined below). The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
As of March 31, 2022, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
The Company adopted ASU 2020-06 in the first quarter of fiscal 2022, however, it had no impact to the financial statements. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the embedded conversion derivative to additional paid-in capital.
As of March 31, 2022, the embedded conversion derivative is included in additional paid-in capital in the consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of September 30, 2021	$48,208
Remeasurement to fair value on March 3, 2022	(19,692)
Impact of increase of authorized shares of common stock on convertible senior notes hedge	(28,516)
Fair value as of March 31, 2022	$—
The remeasurement of the embedded conversion derivative to fair value on March 3, 2022 was offset by the remeasurement of the Notes Hedge. See details of the remeasurement of the Notes Hedge below.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Contractual interest expense	$302	$172	$595	$172
Amortization of debt discount and issuance costs	1,738	1,147	3,453	1,147
Total interest expense recognized	$2,040	$1,319	$4,048	$1,319

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $30.9 million as of March 31, 2022, and will be amortized over approximately 3.8 years.

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
The Company was initially required to settle the Notes Hedge in cash, as they did not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and were accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in our consolidated balance sheets in convertible senior notes hedge at $33.2 million. The Company adopted ASU 2020-06 in the first quarter of fiscal 2022, however, it had no impact to the financial statements. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the Notes Hedge to additional paid-in capital.
As of March 31, 2022, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.

As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended March 31, 2022, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of March 31, 2022, the Warrant Transactions had not been exercised and remained outstanding.

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
The Company’s leases have remaining terms of one to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of March 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 5.2 years and the weighted-average discount rate was 3.2%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of March 31, 2022, the Company had operating ROU assets of $6.1 million. As of March 31, 2022, total operating lease liabilities of $7.4 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $5.5 million. As of September 30, 2021, the Company had operating ROU assets of $7.1 million. As of September 30, 2021, total operating lease liabilities of $8.5 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $6.6 million.
The Company recognized $0.5 million of operating lease costs in each of the three months ended March 31, 2022 and 2021. The Company recognized $1.1 million of operating lease costs in each of the six months ended March 31, 2022 and 2021. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and other comprehensive income (loss).
The Company paid $1.0 million in operating cash flows for operating leases in the six months ended March 31, 2022.
Maturities of operating lease liabilities as of March 31, 2022 were as follows (amounts shown in thousands):

Operating leases
2022—remaining	$1,085
2023	2,069
2024	1,738
2025	650
2026	643
2027	648
Thereafter	1,038
Total lease payments	7,871
Less: amount representing interest	(442)
Present value of future lease payments	$7,429

Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before the Juzgado de Primera Instancia number 5 of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed to Mr. Xavier Codó Grasa, former controlling shareholder of ICAR and its current General Manager, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for the alleged breach by ICAR of a services agreement entered into in the context of the sale of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several delays as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. The next procedural step will be the issuance of a judgment by the Juzgado de Primera Instancia number 5 of Barcelona.
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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer nor at any time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not Mitek’s specific mobile deposit features. USAA and Wells Fargo subsequently reached a settlement, and on April 1, 2021 the Court granted the parties’ joint motion and stipulation of dismissal of the Wells Lawsuits with prejudice.
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to the ‘090 Patent) was denied institution. On November 24, 2020 and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the U.S. Patent Nos. 8,977,571 (“the ’571 Patent”), 8,699,779 (“the ’779 Patent”), or ‘9,336,517 (“the ’517 Patent”) were unpatentable.
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—the ’779 Patent and the ’571 Patent. Also on December 4, 2020, PNC Bank filed a complaint for declaratory judgement of non-infringement of the ’779 Patent and the ’571 Patent in the Western District of Pennsylvania (“PNC DJ Action”). On January 19, 2021, USAA filed a motion to dismiss the PNC DJ Action in view of the pending lawsuit between the parties in the Eastern District of Texas. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 and 10,013,681 (the “Second PNC Lawsuit”). On June 1, 2021, the Western District of Pennsylvania court stayed the PNC DJ Action in view of the earlier-filed action between USAA and PNC in the Eastern District of Texas. On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit” and together with the First PNC Lawsuit and the Second PNC Lawsuit, the “PNC Lawsuits”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136. A jury trial has been set for the PNC Lawsuits in May 2022.
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and U.S. Patent No. 9,818,090 (“the ’090 Patent”) (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On each of December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions. The Patent Office denied the requests for rehearing and for POP review.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of U.S. Patent Nos. 10,013,681 (“the ‘681 Patent”) and 10,013,605 (“the ‘605 Patent”)—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21, 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and U.S Patent No. 10,482,432 (“the ‘432 Patent”). On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. Decisions from the Patent Office whether to institute the remaining petitions for IPRs are expected in May 2022.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the PNC Lawsuits. While Mitek’s IPR petitions were mentioned in the complaint, Mitek was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent Mitek an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC, the Company does not believe it is obligated to indemnify BBVA.
The Company incurred legal fees of $0.7 million in the six months ended March 31, 2022 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB). UrbanFT was delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on purported UrbanFT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five purported UrbanFT patents. UrbanFT filed an answer and later asserted infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents asserted by UrbanFT were invalid in addition to not being infringed. During the course of the litigation, the Company learned that a judgment had been entered against UrbanFT’s affiliates and its predecessor owner in which an Oregon court ordered that the patents in issue revert to a prior owner, Mr. Stevens, because UrbanFT’s affiliates did not pay the purchase price owed to the prior owner. On September 8, 2020, the Company filed a motion for summary judgment on its breach of contract claim. On September 15, 2020, the District Court issued an order to show cause regarding jurisdiction over patent issues in light of the Oregon judgment. On December 17, 2020, the District Court dismissed Mitek’s claims for declaratory judgment of non-infringement and UrbanFT’s counterclaims for patent infringement and related affirmative defenses based on infringement of the patents for lack of subject matter jurisdiction because UrbanFT does not own the patents. The District Court then dismissed the remaining state law claims without prejudice to refiling in state court.
On December 18, 2020, the Company filed a new suit against UrbanFT in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL) asserting claims for breach of contract, open book account, and monetary damages. UrbanFT filed an answer and did not assert any cross-claims. The Company filed a motion for summary judgment which was heard on April 15, 2022. The Court granted the Company’s motion and awarded the Company compensatory damages of $1.7 million. The Company intends to also seek recovery of its attorneys’ fees and costs. The time for UrbanFT to appeal the judgment has not yet lapsed and as such, no amounts have been recorded in the financial statements as of March 31, 2022.
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Mapleabear Inc., d/b/a Instacart (“Maplebear”), in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL). Mitek is alleging breach of contract, breach of the implied covenant, and requesting over $2.0 million in damages.
On August, 3, 2018 Maplebear entered into a Master Services Agreement (the “Master Services Agreement”) with Mitek agreeing to purchase a subscription to Mitek’s Mobile Verify Advanced service. On June 19, 2020, the parties entered into a second Order Form in connection with the Master Services Agreement. The Order Form has a term of June 18, 2020 to December 31, 2023 and calls for an annual commitment of $1.2 million. On September 23, 2021, Maplebear sent a letter to Mitek purporting to outline breaches under the Master Services Agreement. Mitek responded on November 11, 2021, refuting Maplebear’s claims and offering to engage in further discussions. Maplebear thereafter sent a Notice of Termination of the Master Services Agreement dated November 24, 2021.
The Parties participated in mediation on March 15, 2022. The mediation did not result in the resolution of the case and, following mediation, the Parties stipulated that Maplebear’s response to Mitek’s complaint would be due on April 27, 2022. In lieu of filing a response to the complaint, Maplebear elected to file a Motion to Transfer Venue, which Mitek will oppose. The Court has scheduled a Case Management Conference for May 20, 2022 and has not yet set a trial date. The hearing for the Motion to Transfer is presently scheduled for October 14, 2022.
Other Legal Matters
In addition to the foregoing, the Company is subject to various claims and legal proceedings arising in the ordinary course of its business. The Company accrues for such liabilities when it is both (i) probable that a loss has occurred and (ii) the amount of the loss can be reasonably estimated in accordance with ASC 450, Contingencies. While any legal proceeding has an element of uncertainty, the Company believes that the disposition of any legal proceedings that the Company and management are currently aware of, in the aggregate, will not have a material effect on the Company’s financial condition or results of operations.

10. REVENUE CONCENTRATION
For the three months ended March 31, 2022, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 19% and 15% of the Company’s total revenue, respectively. For the three months ended March 31, 2021, the Company derived revenue of $6.7 million from one customer, with such customer accounting for 23% of the Company’s total revenue. For the six months ended March 31, 2022, the Company derived revenue of $18.2 million from two customers, with such customers accounting for 17% and 10% of the Company’s total revenue, respectively. For the six months ended March 31, 2021, the Company derived revenue of $10.6 million from one customer, with such customer accounting for 19% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $11.6 million and $3.8 million at March 31, 2022 and 2021, respectively.
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
International sales accounted for approximately 26% of the Company’s total revenue in each of the three months ended March 31, 2022 and 2021, respectively. From a geographic perspective, approximately 66% and 24% of the Company’s total long-term assets as of March 31, 2022 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 12% and 6% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2022 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, the duration and impact of the novel COVID-19 pandemic on our business, our customers, and markets generally, or the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition.
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021 (“2021 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.
Overview
Mitek is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence, and machine learning. We currently serve more than 7,500 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and anti-money laundering regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
To ensure a high level of security against evolving digital fraud threats, in May of 2021, Mitek acquired ID R&D, an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection. With one of the strongest research and development teams in the industry, ID R&D consistently delivers innovative, best-in-class biometric capabilities that raise the bar on usability and performance. In March 2022, Mitek acquired HooYu Ltd (“HooYu”), a leading KYC technology provider in the United Kingdom. The acquisition helps to ensure businesses know the true identity of their customers by linking biometric verification with real-time bureau and sanction database checks.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers.

Second Quarter Fiscal 2022 Highlights
•Revenue for the three months ended March 31, 2022 was $34.7 million, an increase of 21% compared to revenue of $28.8 million in the three months ended March 31, 2021.
•Net income was $1.9 million, or $0.04 per diluted share, during the three months ended March 31, 2022, compared to net income of $1.0 million, or $0.02 per share, during the three months ended March 31, 2021.
•Cash provided by operating activities was $9.7 million for the six months ended March 31, 2022, compared to $16.1 million for the six months ended March 31, 2021.
•We added new patents to our portfolio during the second quarter of fiscal 2022 bringing our total number of issued patents to 78 as of March 31, 2022. In addition, we have 16 domestic and international patent applications pending as of March 31, 2022.
Acquisition of ID R&D, Inc.
On May 28, 2021 (the “Closing Date”), the Company completed the acquisition of ID R&D (the “ID R&D Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov. Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of Mitek Systems, Inc. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection. Under the terms of the Merger Agreement, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments and (ii) 867,226 shares (or $13.9 million) of Common Stock. The terms of the Merger Agreement also provide for additional payments of up to approximately $22.1 million in a combination of cash and Common Stock upon the achievement of certain financial milestones during 2022 and 2023.
Acquisition of HooYu Ltd
On March 23, 2022, the Company completed the acquisition of HooYu Ltd (the “HooYu Acquisition”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu Ltd, a leading global customer onboarding platform designed to increase the integrity of know your customer (“KYC”) and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of £97.8 million in cash (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness. Pursuant to the Purchase Agreement, £0.7 million was withheld as a reduction to the Closing Consideration and is being retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2022 and 2021 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$19,280	$13,013	56%	45%	$6,267	48%
Services and other	15,434	15,760	44%	55%	(326)	(2)%
Total revenue	$34,714	$28,773	100%	100%	$5,941	21%
Cost of revenue	3,310	3,792	10%	13%	(482)	(13)%
Selling and marketing	9,206	8,530	27%	30%	676	8%
Research and development	8,236	6,691	24%	23%	1,545	23%
General and administrative	6,073	5,718	17%	20%	355	6%
Acquisition-related costs and expenses	3,056	1,659	9%	6%	1,397	84%
Interest expense	2,040	1,319	6%	5%	721	55%
Other income (expense), net	(231)	372	(1)%	1%	(603)	(162)%
Income tax provision	(651)	(417)	(2)%	(1)%	(234)	(56)%
Net income	$1,911	$1,019	6%	4%	$892	88%

Revenue
Total revenue increased $5.9 million, or 21%, to $34.7 million in the three months ended March 31, 2022 compared to $28.8 million in the three months ended March 31, 2021. Software and hardware revenue increased $6.3 million, or 48%, to $19.3 million in the three months ended March 31, 2022 compared to $13.0 million in the three months ended March 31, 2021. This increase is primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $7.6 million. This increase was partially offset by a decline in revenue from our CheckReader™ software and identity verification hardware products of $1.3 million. Services and other revenue decreased $0.4 million, or 2%, to $15.4 million in the three months ended March 31, 2022 compared to $15.8 million in the three months ended March 31, 2021. This decrease is primarily due to a decline in Mobile Verify® transactional SaaS revenue of $0.7 million, or 7%, in the three months ended March 31, 2022 compared to the same period in 2021. This decrease was partially offset by an increase in SaaS revenue of $0.3 million as a result of the HooYu Acquisition.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $0.5 million, or 13%, to $3.3 million in the three months ended March 31, 2022 compared to $3.8 million in the three months ended March 31, 2021. As a percentage of revenue, cost of revenue decreased to 10% in the three months ended March 31, 2022 from 13% in the three months ended March 31, 2021. The decrease is primarily due to a decrease in variable personnel, hosting and royalty costs associated with a lower volume of Mobile Verify® transactions processed during the three months ended March 31, 2022 compared to the same period in 2021.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.7 million, or 8%, to $9.2 million in the three months ended March 31, 2022 compared to $8.5 million in the three months ended March 31, 2021. As a percentage of revenue, selling and marketing expenses decreased to 27% in the three months ended March 31, 2022 from 30% in the three months ended March 31, 2021. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $0.4 million, higher travel and related expenses of $0.2 million and higher product promotion costs of $0.1 million in the three months ended March 31, 2022 compared to the same period in 2021.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.5 million, or 23%, to $8.2 million in the three months ended March 31, 2022 compared to $6.7 million in the three months ended March 31, 2021. As a percentage of revenue, research and development expenses increased to 24% in the three months ended March 31, 2022 from 23% in the three months ended March 31, 2021. The increase in research and development expenses is primarily due to higher personnel-related costs from the ID R&D acquisition and our increased headcount of $0.9 million and higher third-party contractor and other expenses of $0.6 million in the three months ended March 31, 2022 compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $0.4 million, or 6%, to $6.1 million in the three months ended March 31, 2022 compared to $5.7 million in the three months ended March 31, 2021. As a percentage of revenue, general and administrative expenses decreased to 17% in the three months ended March 31, 2022 from 20% in the three months ended March 31, 2021. The increase in general and administrative expenses is primarily due to higher third-party professional fees of $0.3 million and higher personnel-related costs resulting from our increased headcount of $0.1 million during the three months ended March 31, 2022.

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $1.4 million, or 84%, to $3.1 million in the three months ended March 31, 2022 compared to $1.7 million in the three months ended March 31, 2021. As a percentage of revenue, acquisition-related costs and expenses increased to 9% in the three months ended March 31, 2022 from 6% in the three months ended March 31, 2021. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the HooYu Acquisition during the three months ended March 31, 2022 compared to the same period in 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.0 million for the three months ended March 31, 2022 and consisted of $1.7 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred. Interest expense was $1.3 million for the three months ended March 31, 2021 and consisted of $1.1 million of amortization of debt discount and issuance costs and $0.2 million of coupon interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net decreased $0.6 million, or 162%, to $0.2 million net expense in the three months ended March 31, 2022 compared to $0.4 million net income in the three months ended March 31, 2021. The decrease was primarily due to higher foreign currency exchange transactional losses and higher realized losses on investment sales.
Income Tax Benefit (Provision)
For the three months ended March 31, 2022, we recorded an income tax provision of $0.7 million, which yielded an effective tax rate of 25%. For the three months ended March 31, 2021, we recorded an income tax provision of $0.4 million, or an effective tax rate of 29%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2022 and 2021 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Comparison of the Six Months Ended March 31, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2022 and 2021 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$34,725	$25,315	52%	46%	$9,410	37%
Services and other	32,461	29,433	48%	54%	3,028	10%
Total revenue	$67,186	$54,748	100%	100%	$12,438	23%
Cost of revenue	6,666	7,930	10%	14%	(1,264)	(16)%
Selling and marketing	17,644	15,915	26%	29%	1,729	11%
Research and development	15,842	12,855	24%	23%	2,987	23%
General and administrative	12,037	10,776	18%	20%	1,261	12%
Acquisition-related costs and expenses	5,335	3,352	8%	6%	1,983	59%
Interest expense	4,048	1,319	6%	2%	2,729	207%
Other income (expense), net	(96)	468	—%	1%	(564)	(121)%
Income tax benefit (provision)	(483)	117	(1)%	—%	(600)	(513)%
Net income	$5,035	$3,186	7%	6%	$1,849	58%

Revenue
Total revenue increased $12.4 million, or 23%, to $67.2 million in the six months ended March 31, 2022 compared to $54.7 million in the six months ended March 31, 2021. Software and hardware revenue increased $9.4 million, or 37%, to $34.7 million in the six months ended March 31, 2022 compared to $25.3 million in the six months ended March 31, 2021 primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $10.5 million. This increase was partially offset by a decline in revenue from our CheckReader™ software and identity verification hardware products of $1.1 million. Services and other revenue increased $3.0 million, or 10%, to $32.5 million in the six months ended March 31, 2022 compared to $29.4 million in the six months ended March 31, 2021 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $1.8 million in the six months ended March 31, 2022 compared to the same period in 2021, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue of $0.9 million and an increase in SaaS revenue as a result of the HooYu Acquisition of $0.3 million.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $1.2 million, or 16%, to $6.7 million in the six months ended March 31, 2022 compared to $7.9 million in the six months ended March 31, 2021. As a percentage of revenue, cost of revenue decreased to 10% in the six months ended March 31, 2022 from 14% in the six months ended March 31, 2021. The decrease in cost of revenue is primarily due to decreased costs of our identity verification hardware products as a result of lower hardware revenues during the six months ended March 31, 2022 compared to the same period in 2021.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.7 million, or 11%, to $17.6 million in the six months ended March 31, 2022 compared to $15.9 million in the six months ended March 31, 2021. As a percentage of revenue, selling and marketing expenses decreased to 26% in the six months ended March 31, 2022 from 29% in the six months ended March 31, 2021. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $1.2 million, higher travel and related expenses of $0.3 million, and higher product promotion costs of $0.2 million in the six months ended March 31, 2022 compared to the same period in 2021.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.9 million, or 23%, to $15.8 million in the six months ended March 31, 2022 compared to $12.9 million in the six months ended March 31, 2021. As a percentage of revenue, research and development expenses increased to 24% in the six months ended March 31, 2022 from 23% in the six months ended March 31, 2021. The increase in research and development expenses is primarily due to higher personnel-related costs from the ID R&D acquisition and our increased headcount of $1.9 million and higher third-party contractor and other expenses of $1.0 million in the six months ended March 31, 2022 compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.2 million, or 12%, to $12.0 million in the six months ended March 31, 2022 compared to $10.8 million in the six months ended March 31, 2021. As a percentage of revenue, general and administrative expenses decreased to 18% in the six months ended March 31, 2022 from 20% in the six months ended March 31, 2021. The increase was primarily due to higher third-party and professional fees of $0.5 million and higher personnel-related costs resulting from our increased headcount of $0.4 million during the six months ended March 31, 2022 compared to the same period in 2021.

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $2.0 million, or 59%, to $5.3 million in the six months ended March 31, 2022 compared to $3.4 million in the six months ended March 31, 2021. As a percentage of revenue, acquisition-related costs and expenses increased to 8% in the six months ended March 31, 2022 from 6% in the six months ended March 31, 2021. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the HooYu Acquisition and net expenses associated with the acquisition of ID R&D during the six months ended March 31, 2022 compared to the same period in 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes. Interest expense was $4.0 million for six months ended March 31, 2022 and consisted of $3.5 million of amortization of debt discount and issuance costs and $0.6 million of coupon interest incurred. Interest expense was $1.3 million for six months ended March 31, 2021 and consisted of $1.1 million of amortization of debt discount and issuance costs and $0.2 million of coupon interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net decreased $0.6 million, or negative 121%, to $0.1 million net expense in the six months ended March 31, 2022 compared to $0.5 million net income in the six months ended March 31, 2021. The decrease was primarily due to higher foreign currency exchange transactional losses and higher realized losses on investment sales.
Income Tax Benefit (Provision)
For the six months ended March 31, 2022, we recorded an income tax provision of $0.5 million, which yielded an effective tax rate of 9%. For the six months ended March 31, 2021, we recorded an income tax benefit of $0.1 million, which yielded an effective tax rate of negative 4%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2022 and 2021 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On March 31, 2022, we had $93.4 million in cash and cash equivalents and investments compared to $227.4 million on September 30, 2021, a decrease of $134.0 million, or 59%. The decrease in cash and cash equivalents and investments is primarily due to acquisitions, net of cash acquired of $126.6 million, $14.8 million in repurchases and retirements of our common stock, par value $0.001 (“Common Stock”), capital expenditures of $0.6 million, and unfavorable foreign currency losses of $0.5 million. These decreases were partially offset by net cash provided by operating activities of $9.7 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2022 was $9.7 million and resulted primarily from net income of $5.0 million and net non-cash charges of $15.2 million, partially offset by unfavorable changes in operating assets and liabilities of $10.5 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities, amortization of investment premiums & other, and depreciation and amortization totaling $6.4 million, $4.5 million, $3.5 million, $1.1 million, and $0.6 million, respectively, which were partially offset by net changes in the estimated fair value of acquisition-related contingent consideration and a deferred tax benefit of $0.8 million and $0.1 million, respectively.
Net cash provided by operating activities during the six months ended March 31, 2021 was $16.1 million and resulted primarily from net income of $3.2 million, net non-cash charges of $10.8 million, and favorable changes in operating assets and liabilities of $2.0 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities and other, depreciation and amortization, and amortization of investment premiums and other totaling $5.7 million, $3.4 million, $1.1 million, $0.8 million, and $0.3 million, respectively, which were partially offset by a deferred tax benefit of $0.5 million.
Cash Flows from Investing Activities

Net cash used in investing activities was $1.7 million during the six months ended March 31, 2022, which consisted primarily of acquisitions, net of cash acquired of $126.6 million and capital expenditures of $0.6 million, partially offset by net sales and maturities of investments of $125.5 million.
Net cash used in investing activities was $124.7 million during the six months ended March 31, 2021, which consisted primarily of net purchases of investments of $124.1 million and capital expenditures of $0.7 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $13.7 million during the six months ended March 31, 2022, primarily due to $14.8 million in repurchases and retirements of our Common Stock, partially offset by net proceeds from the issuance of equity plan Common Stock of $1.1 million.
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
As of May 6, 2022, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Convertible Senior Notes,” of the notes to consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
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
The Company made purchases of $14.8 million, or approximately 886,204 shares, during the six months ended March 31, 2022 at an average price of 16.73 per share. Total purchases made under the share repurchase program were $15.0 million as of March 31, 2022.
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
Other Liquidity Matters
On March 31, 2022, we had investments of $69.4 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At March 31, 2022, we had $37.9 million of our available-for-sale securities classified as current and $31.5 million of our available-for-sale securities classified as long-term. At

September 30, 2021, we had $149.1 million of our available-for-sale securities classified as current and $48.1 million of our available-for-sale securities classified as long-term.
We had working capital of $55.0 million at March 31, 2022 compared to $164.8 million at September 30, 2021.
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
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2021 Annual Report.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2021 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report. Except as described below, there has been no material change in this information as of March 31, 2022.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2022, our marketable securities had remaining maturities between approximately one and 28 months and a fair market value of $69.4 million, representing 18% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in the United Kingdom, France, the Netherlands, Russia, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive income (loss).

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation during the second quarter of fiscal 2022, the Company’s review control over the completeness and accuracy of inputs and assumptions used to calculate the deferred tax assets and liabilities did not operate effectively. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2022 due to the material weakness discussed above.
Remediation of Previously Reported Material Weakness in Internal Control Over Financial Reporting
As previously reported in our 2021 Annual Report, we identified a material weakness in the operating effectiveness of our internal control over financial reporting as of September 30, 2021 due to certain control deficiencies related to the Company’s precision of review regarding the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition. As the material weakness was due to a failure in the operation of the control, we enhanced the documentation of the control to include evidence of our review of the valuation provided by our third-party specialist. The evidence of our review included verifying that management provided inputs to the valuation agreed with source documentation, corroborating the accuracy of other inputs to the valuation, performing a recalculation of the valuation, and ensuring consistency with accounting principles generally accepted in the U.S. We have concluded that the previously reported material weakness has been remediated as of December 31, 2021. However, we will not be able to demonstrate that our controls are operating effectively until we and our independent registered public accounting firm conduct a year-end assessment of our internal control over financial reporting for the fiscal year ended September 30, 2022, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
In addition to the matter as set forth above, as described throughout this Form 10-Q, on March 23, 2022, the Company acquired HooYu. While our financial statements for the three and six months ended March 31, 2022 include the results of HooYu from March 23, 2022 through March 31, 2022, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of HooYu’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2022 does not extend to HooYu’s internal control over financial reporting. Aside from the aforementioned, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 9 to the consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2021 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in our 2021 Annual Report, except as noted below.
Russian military action against Ukraine could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

In February 2022, Russian forces launched significant military actions against Ukraine, and sustained conflict and disruption in the region is likely. We have employees in Russia and our sales in the region are not currently significant. The specific impact on our financial condition, results of operations and cash flows is not determinable as of the date hereof, but enhanced sanctions activity by the U.S. and other countries against officials, individuals, regions and industries in Russia, and subsequent responses from our customers and others may disrupt our relationship with our vendors, disrupt our delivery of services, cause us to shift all or portions of our work occurring in the region to other countries, and may restrict our ability to engage in certain projects in the region. Any such actions could have a material adverse effect on our operations, results of operations, financial condition, liquidity and business outlook.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 7, 2022, we granted restricted stock units to one new employee for (i) 42,950 shares of the Company’s common stock, which shall vest over a four year period with 25% of the shares subject thereto vesting on each anniversary of the grant date, (ii) 35,791 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date, subject to the achievement of the annual performance criteria which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index over the applicable annual performance period, and (iii) 11,930 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date if the annual performance criteria (which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index) for the applicable performance period has been exceeded. The restricted stock units were an inducement grant made in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The vesting of each grant is subject to the employee’s continued service with the Company through the applicable vesting date. The inducement grants are subject to the terms and conditions of award agreements covering the grants and the Company’s 2020 Incentive Plan. We intend to file a registration statement on a Form S-8 to register the common stock underlying these restricted stock units prior to the time at which such restricted stock units begin vesting.
On March 23, 2022 in connection with our acquisition of HooYu, we granted to six employees of HooYu restricted stock units for an aggregate of (i) 129,204 shares of the Company’s common stock, which shall vest over a four year period with 25% of the shares subject thereto vesting on each anniversary of the grant date, and (ii) 119,634 shares of the Company’s common stock, which may vest up to 25% of the shares subject thereto on the first anniversary of the grant date, and up 25% of the shares subject thereto at the end of each of the Company’s next three fiscal years subject to the achievement of the annual performance criteria which is based on the actual revenue achieved by HooYu as compared to the corresponding period for the prior year. The restricted stock units were an inducement grant made in accordance with Nasdaq Listing Rule 5635(c)(4) and Regulation S and Section 4(a)(2) of the Securities Act. The vesting of each grant is subject to the employee’s continued service with the Company (or subsidiary thereof) through the applicable vesting date. The inducement grants are subject to the terms and conditions of award agreements covering the grants and the Company’s 2020 Incentive Plan. We intend to file a registration statement on a Form S-8 to register the common stock underlying these restricted stock units prior to the time at which such restricted stock units begin vesting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 we made adjustments to our financial results in the second quarter of fiscal 2022 that consist of a $5.9 million decrease to deferred income tax assets and a $5.9 million decrease to additional paid-in capital. The adjustments were related to the incorrect recognition of a deferred tax asset upon the reclassification of the Notes Hedge to additional paid-in capital.
As a result of the items described above, certain of the GAAP financial results for the three and six months ended March 31, 2022 reported on the Current Report on Form 8-K filed on April 28, 2022, differ from the financial results disclosed in this Quarterly Report on Form 10-Q. In addition, certain of the reported GAAP financial results for the three and six months ended March 31, 2022 differ as a result of the items described above as follows (in thousands, except per share data and percentages):

	March 31, 2022 (Unaudited)
	As Furnished	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$23,984
Short-term investments	37,910	37,910
Accounts receivable, net	23,858	23,858
Contract assets	4,503	4,503
Prepaid expenses	2,409	2,409
Other current assets	1,849	1,849
Total current assets	94,513	94,513
Long-term investments	31,493	31,493
Property and equipment, net	3,938	3,938
Right-of-use assets	6,098	6,098
Intangible assets, net	96,364	96,364
Goodwill	136,889	136,889
Deferred income tax assets	16,479	10,572
Convertible senior notes hedge	—	—
Other non-current assets	5,292	5,292
Total assets	$391,066	$385,159
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,359	$5,359
Accrued payroll and related taxes	8,271	8,271
Deferred revenue, current portion	9,700	9,700
Lease liabilities, current portion	1,944	1,944
Acquisition-related contingent consideration	10,790	10,790
Other current liabilities	3,469	3,469
Total current liabilities	39,533	39,533
Convertible senior notes	124,370	124,370
Embedded conversion derivative	—	—
Deferred revenue, non-current portion	1,053	1,053
Lease liabilities, non-current portion	5,485	5,485
Deferred income tax liabilities	22,100	22,100
Other non-current liabilities	6,250	6,250
Total liabilities	198,791	198,791
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	213,398	207,491
Accumulated other comprehensive loss	(5,170)	(5,170)
Accumulated deficit	(15,997)	(15,997)
Treasury stock, at cost, no shares and 7,773 shares as of March 31, 2022 and September 30, 2021, respectively	—	—
Total stockholders’ equity	192,275	186,368
Total liabilities and stockholders’ equity	$391,066	$385,159

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**+	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

4.1	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(6)

10.1	Mitek Systems, Inc. Annual Incentive Program Fiscal 2022	(7)

10.2#	Restricted Stock Unit Award Agreement, dated as of March 7, 2022, between Scott Marcus and Mitek Systems, Inc.	*

10.3#	Performance Restricted Stock Unit Award Agreement, dated as of March 7, 2022, between Scott Marcus and Mitek Systems, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+
Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 7, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(8)	Incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on January 12, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2022	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frank Teruel
Frank Teruel
Chief Financial Officer (Principal Financial and Accounting Officer)