Form 10-Q/A
period 2022-03-31
MITEK SYSTEMS INC
filed 2022-10-28
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

On October 27, 2022, Mitek Systems, Inc. (the “Company”, “we”, “our” or “us”) filed a Current Report on Form 8-K disclosing that the Company determined that our previously issued financial statements contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2022 (the “Original Quarterly Report”), should no longer be relied upon due to the exclusion of certain acquisition-related costs and expenses from the statement of operations, overstatement of deferred tax liabilities, and understatement of deferred tax assets in the balance sheet in the Company’s unaudited interim consolidated financial statements for the quarter ended March 31, 2022. For additional information, please refer to our Current Report on Form 8-K, filed with the SEC on October 27, 2022.
This Amendment No. 1 to our Original Quarterly Report (the “Form 10-Q/A”) amends and restates certain items noted below in the Original Quarterly Report for the quarterly period ended March 31, 2022. This Form 10-Q/A amends the Original Quarterly Report to restate its unaudited consolidated financial statements, financial data and related disclosures as of and for the three-month periods ended March 31, 2022 to give effect to certain errors related to the acquisition of HooYu Ltd., as more fully described below.

Background of Restatement
In connection with the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022, the Company noted that certain aspects of its acquisition of HooYu Ltd. (the “HooYu Acquisition”) in March 2022 were improperly accounted for in the Original Quarterly Report. Specifically, the Company did not account for the representations and warranty insurance purchased in connection with the HooYu Acquisition, which should have been accrued for and fully expensed at the date of the HooYu Acquisition. In addition, the Company did not accrue for a payment of stamp duty tax related to the HooYu Acquisition, which was paid during the third fiscal quarter ended June 30, 2022. Lastly, the Company did not record deferred tax assets and liabilities based on information available at the time of the HooYu Acquisition. The impact of these errors was that the deferred tax assets were understated by $0.4 million, goodwill was overstated by $1.4 million, accounts payable were understated by $1.3 million, acquisition-related costs and expenses were understated $1.3 million, deferred income tax liabilities were overstated by $1.4 million, income tax benefit (provision) was understated by $0.4 million, and net income was overstated by $0.9 million by for the quarter ended March 31, 2022. The Company has decided to correct these errors for the quarter ended March 31, 2022, concluding that these expenses, accruals and balance sheet reclassifications are material to the unaudited interim consolidated balance sheet and statement of operations and comprehensive income (loss) as of and for the quarter ended March 31, 2022.

Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2022. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, an additional material weakness exists in the Company’s internal control over financial reporting as of March 31, 2022. Management plans to enhance the process of accounting for business combinations by increased communication among our personnel and third-party professionals with whom we consult regarding the proper recognition of deferred tax assets and business combination accounting. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, Controls and Procedures of this Form 10-Q/A.

Items Impacted by this Form 10-Q/A
For the convenience of the reader, the Company has included all items in this Form 10-Q/A, which supersedes in its entirety the Original Quarterly Report. The following sections in the Original Quarterly Report have been revised in this Form 10-Q/A to reflect the restatement:

Part I, Item 1 – Financial Statements
Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I, Item 4 – Controls and Procedures
Part II, Item 1 – Legal Proceedings
Part II, Item 5 – Other Information
Part II, Item 6 – Exhibits
Except as described above, no other information included in the Original Quarterly Report is being amended or updated by this Form 10-Q/A, and this Form 10-Q/A does not purport to reflect any information or events subsequent to the Original Quarterly Report. This Form 10-Q/A continues to describe the conditions as of the date of the Original Quarterly Report and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and with our filings with the SEC subsequent to the Original Quarterly Report. See Note 2 to the accompanying unaudited interim consolidated financial statements, set forth in Item 1 of this Form 10-Q/A, for details of the restatement and its impact on the unaudited interim consolidated financial statements.

In accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.

MITEK SYSTEMS, INC.
FORM 10-Q/A
For The Quarterly Period Ended March 31, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	As Restated March 31, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$30,312
Short-term investments	37,910	149,057
Accounts receivable, net	23,858	16,602
Contract assets	4,503	4,080
Prepaid expenses	2,409	1,920
Other current assets	1,849	2,085
Total current assets	94,513	204,056
Long-term investments	31,493	48,051
Property and equipment, net	3,938	3,671
Right-of-use assets	6,098	7,056
Intangible assets, net	96,364	28,734
Goodwill	135,519	63,096
Deferred income tax assets	11,003	10,511
Convertible senior notes hedge	—	48,208
Other non-current assets	5,292	6,310
Total assets	$384,220	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,688	$2,507
Accrued payroll and related taxes	8,271	11,776
Deferred revenue, current portion	9,700	10,381
Lease liabilities, current portion	1,944	1,943
Acquisition-related contingent consideration	10,790	11,050
Other current liabilities	3,469	1,552
Total current liabilities	40,862	39,209
Convertible senior notes	124,370	120,918
Embedded conversion derivative	—	48,208
Deferred revenue, non-current portion	1,053	955
Lease liabilities, non-current portion	5,485	6,588
Deferred income tax liabilities	20,730	4,117
Other non-current liabilities	6,250	6,868
Total liabilities	198,750	226,863
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	207,491	199,935
Accumulated other comprehensive loss	(5,170)	(943)
Accumulated deficit	(16,895)	(6,066)
Treasury stock, at cost, no shares and 7,773 shares as of March 31, 2022 and September 30, 2021, respectively	—	(140)
Total stockholders’ equity	185,470	192,830
Total liabilities and stockholders’ equity	$384,220	$419,693

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022 (As Restated)	2021	2022 (As Restated)	2021
Revenue
Software and hardware	$19,280	$13,013	$34,725	$25,315
Services and other	15,434	15,760	32,461	29,433
Total revenue	34,714	28,773	67,186	54,748
Operating costs and expenses
Cost of revenue—software and hardware	310	670	688	1,915
Cost of revenue—services and other	3,000	3,122	5,978	6,015
Selling and marketing	9,206	8,530	17,644	15,915
Research and development	8,236	6,691	15,842	12,855
General and administrative	6,073	5,718	12,037	10,776
Acquisition-related costs and expenses	4,385	1,659	6,664	3,352
Total operating costs and expenses	31,210	26,390	58,853	50,828
Operating income	3,504	2,383	8,333	3,920
Interest expense	2,040	1,319	4,048	1,319
Other income (expense), net	(231)	372	(96)	468
Income before income taxes	1,233	1,436	4,189	3,069
Income tax benefit (provision)	(220)	(417)	(52)	117
Net income	$1,013	$1,019	$4,137	$3,186
Net income per share—basic	$0.02	$0.02	$0.09	$0.07
Net income per share—diluted	$0.02	$0.02	$0.09	$0.07
Shares used in calculating net income per share—basic	44,775	43,138	44,795	42,835
Shares used in calculating net income per share—diluted	46,097	44,554	46,206	44,367
Comprehensive income (loss)
Net income	$1,013	$1,019	$4,137	$3,186
Foreign currency translation adjustment	(1,862)	(2,648)	(3,129)	112
Unrealized loss on investments	(828)	(133)	(1,098)	(186)
Comprehensive income (loss)	$(1,677)	$(1,762)	$(90)	$3,112

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2022 (As Restated)
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	44,297	$44	$203,091	$(13,226)	$(2,480)	$187,429
Exercise of stock options	16	—	179	—	—	179
Settlement of restricted stock units	248	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	923
Stock-based compensation expense	—	—	3,298	—	—	3,298
Repurchases and retirement of common stock	(288)	—	—	(4,682)	—	(4,682)
Net income	—	—	—	1,013	—	1,013
Components of other comprehensive loss:
Currency translation adjustment	—	—	—	—	(1,862)	(1,862)
Change in unrealized gain (loss) on investments	—	—	—	—	(828)	(828)
Balance, March 31, 2022	44,344	$44	$207,491	$(16,895)	$(5,170)	$185,470

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2020	42,668	$43	$151,153	$(11,827)	$2,384	$141,753
Exercise of stock options	18	—	69	—	—	69
Settlement of restricted stock units	289	—	(1)	—	—	(1)
Issuance of common stock under employee stock purchase plan	77	—	793	—	—	793
Stock-based compensation expense	—	—	2,968	—	—	2,968
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Net income	—	—	—	1,019	—	1,019
Components of other comprehensive loss:
Currency translation adjustment	—	—	—	—	(2,648)	(2,648)
Change in unrealized gain (loss) on investments	—	—	—	—	(133)	(133)
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2022 (As Restated)
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	25	—	206	—	—	—	—	206
Settlement of restricted stock units	973	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	—	—	923
Stock-based compensation expense	—	—	6,429			—	—	6,429
Repurchases and retirements of common stock	(894)	(1)	(1)	8	140	(14,966)	—	(14,828)
Net income	—	—	—	—	—	4,137	—	4,137
Components of other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(3,129)	(3,129)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(1,098)	(1,098)
Balance, March 31, 2022	44,344	$44	$207,491	—	$—	$(16,895)	$(5,170)	$185,470

	Six Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	260	—	1,958	—	—	1,958
Settlement of restricted stock units	935	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	792	—	—	792
Stock-based compensation expense	—	—	5,715	—	—	5,715
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Net income	—	—	—	3,186	—	3,186
Components of other comprehensive income:
Currency translation adjustment	—	—	—	—	112	112
Change in unrealized gain (loss) on investments	—	—	—	—	(186)	(186)
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729

See accompanying notes to consolidated financial statements..

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2022 (As Restated)	2021
Operating activities:
Net income	$4,137	$3,186
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,429	5,715
Amortization of intangible assets	4,525	3,352
Depreciation and amortization	555	774
Amortization of investment premiums & other	1,109	315
Accretion and amortization on debt securities	3,453	1,147
Net changes in estimated fair value of acquisition-related contingent consideration	(780)	—
Deferred taxes	(523)	(464)
Changes in assets and liabilities:
Accounts receivable	(6,171)	1,444
Contract assets	345	2,177
Other assets	498	(1,474)
Accounts payable	3,769	(1,047)
Accrued payroll and related taxes	(4,693)	(1,305)
Deferred revenue	(3,126)	2,379
Other liabilities	159	(138)
Net cash provided by operating activities	9,686	16,061
Investing activities:
Purchases of investments	(47,818)	(147,524)
Sales and maturities of investments	173,316	23,441
Acquisitions, net of cash acquired	(126,607)	—
Purchases of property and equipment	(634)	(660)
Net cash used in investing activities	(1,743)	(124,743)
Financing activities:
Proceeds from the issuance of convertible senior notes	—	155,250
Payment for convertible senior notes issuance costs	—	(5,513)
Purchase of 2026 convertible senior notes hedge	—	(33,192)
Proceeds from issuance of convertible senior notes warrants	—	23,909
Proceeds from the issuance of equity plan common stock	1,128	2,751
Repurchases and retirements of common stock	(14,828)	—
Payment of acquisition-related contingent consideration	—	(782)
Proceeds from other borrowings	—	251
Principal payments on other borrowings	(36)	(39)
Net cash provided by (used in) financing activities	(13,736)	142,635
Foreign currency effect on cash and cash equivalents	(535)	(4)
Net increase (decrease) in cash and cash equivalents	(6,328)	33,949
Cash and cash equivalents at beginning of period	30,312	19,986
Cash and cash equivalents at end of period	$23,984	$53,935
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$172
Cash paid for income taxes	$597	$373
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$42,821	$—
Unrealized holding loss on available for sale investments	$(1,098)	$(186)

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
The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on-premise and transactional software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. See Note 3 of the consolidated financial statements for additional details.
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

For the three and six months ended March 31, 2022 and 2021, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock options	467	556	452	634
RSUs	914	1,371	1,241	1,238
ESPP common stock equivalents	34	28	15	15
Performance options	532	267	509	200
Performance RSUs	238	156	224	127
Convertible senior notes	7,448	4,551	7,448	2,251
Warrants	7,448	4,551	7,448	2,251
Total potentially dilutive common shares outstanding	17,081	11,480	17,337	6,716
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Net income	$1,013	$1,019	$4,137	$3,186
Weighted-average shares outstanding—basic	44,775	43,138	44,795	42,835
Common stock equivalents	1,322	1,416	1,411	1,532
Weighted-average shares outstanding—diluted	46,097	44,554	46,206	44,367
Net income per share:
Basic	$0.02	$0.02	$0.09	$0.07
Diluted	$0.02	$0.02	$0.09	$0.07
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and six months ended March 31, 2022 and 2021.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.75% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. Prior to the Company increasing the number of authorized shares of its common stock, par value $0.001 per share (“Common Stock”), the Company could not elect to issue shares of its Common Stock upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) was accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Company increased its authorized shares of Common Stock in the second quarter of fiscal 2022 and as such can issue shares of its Common Stock upon settlement of the 2026 Notes. As a result, the embedded conversion option (the “embedded conversion derivative”) and the Notes Hedge are now recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 9. “Convertible Senior Notes” for additional information related to these transactions.
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

2. RESTATEMENT
The Company concluded it should restate its previously issued financial statements by amending its Quarterly Report on Form 10- Q for the quarterly period ended March 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2022, to record certain adjustments associated with its acquisition of HooYu Ltd (the “HooYu Acquisition”). The Company previously did not accrue for approximately $0.7 million of representations and warranty insurance, which should have been accrued for and fully expensed upon the effective date of the HooYu Acquisition, which was March 23, 2022. The Company also did not accrue for and expense $0.6 million of stamp duty tax related to the HooYu Acquisition during the quarterly period ended March 31, 2022. These two additional expenses during the quarter ended March 31, 2022 have a combined tax benefit of $0.4 million, which offsets these expenses and increases the Company’s deferred income tax asset by the same amount. Lastly, the Company incorrectly calculated the acquired deferred income tax liability and did not separately record $0.9 million of the acquired deferred income tax asset balance, which when netted with related deferred taxes resulted in an overstatement of deferred income tax liabilities by $1.4 million, which was previously improperly included in goodwill.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Q for the quarterly period ended March 31, 2022 (the “Affected Quarterly Period”). Therefore, the Company, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that the Affected Quarterly Period should be restated to present the identified adjustments discussed above. As such, the Company is reporting these restatements to the period in this Form 10-Q/A.
The impact of the restatement on the Company’s financial statements is reflected in the following tables (in thousands, except share and per share amounts):

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(amounts in thousands except share data)

	As of March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$—	$23,984
Short-term investments	37,910	—	37,910
Accounts receivable, net	23,858	—	23,858
Contract assets	4,503	—	4,503
Prepaid expenses	2,409	—	2,409
Other current assets	1,849	—	1,849
Total current assets	94,513	—	94,513
Long-term investments	31,493	—	31,493
Property and equipment, net	3,938	—	3,938
Right-of-use assets	6,098	—	6,098
Intangible assets, net	96,364	—	96,364
Goodwill	136,889	(1,370)	135,519
Deferred income tax assets	10,572	431	11,003
Other non-current assets	5,292	—	5,292
Total assets	$385,159	$(939)	$384,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,359	$1,329	$6,688
Accrued payroll and related taxes	8,271	—	8,271
Deferred revenue, current portion	9,700	—	9,700
Lease liabilities, current portion	1,944	—	1,944
Acquisition-related contingent consideration	10,790	—	10,790
Other current liabilities	3,469	—	3,469
Total current liabilities	39,533	1,329	40,862
Convertible senior notes	124,370	—	124,370
Deferred revenue, non-current portion	1,053	—	1,053
Lease liabilities, non-current portion	5,485	—	5,485
Deferred income tax liabilities	22,100	(1,370)	20,730
Other non-current liabilities	6,250	—	6,250
Total liabilities	198,791	(41)	198,750
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	—	44
Additional paid-in capital	207,491	—	207,491
Accumulated other comprehensive loss	(5,170)	—	(5,170)
Accumulated deficit	(15,997)	(898)	(16,895)
Treasury stock, at cost, no shares and 7,773 shares as of March 31, 2022 and September 30, 2021, respectively	—	—	—
Total stockholders’ equity	186,368	(898)	185,470
Total liabilities and stockholders’ equity	$385,159	$(939)	$384,220

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware	$19,280	$—	$19,280
Services and other	15,434	—	15,434
Total revenue	34,714	—	34,714
Operating costs and expenses
Cost of revenue—software and hardware	310	—	310
Cost of revenue—services and other	3,000	—	3,000
Selling and marketing	9,206	—	9,206
Research and development	8,236	—	8,236
General and administrative	6,073	—	6,073
Acquisition-related costs and expenses	3,056	1,329	4,385
Total operating costs and expenses	29,881	1,329	31,210
Operating income	4,833	(1,329)	3,504
Interest expense	2,040	—	2,040
Other income, net	(231)	—	(231)
Income before income taxes	2,562	(1,329)	1,233
Income tax provision	(651)	431	(220)
Net income	$1,911	$(898)	$1,013
Net income per share—basic	$0.04	$(0.02)	$0.02
Net income per share—diluted	$0.04	$(0.02)	$0.02
Shares used in calculating net income per share—basic	44,775	—	44,775
Shares used in calculating net income per share—diluted	46,097	—	46,097
Comprehensive loss
Net income	$1,911	$(898)	$1,013
Foreign currency translation adjustment	(1,862)	—	(1,862)
Unrealized loss on investments	(828)	—	(828)
Comprehensive loss	$(779)	$(898)	$(1,677)

	Six Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware	$34,725	$—	$34,725
Services and other	32,461	—	32,461
Total revenue	67,186	—	67,186
Operating costs and expenses
Cost of revenue—software and hardware	688	—	688
Cost of revenue—services and other	5,978	—	5,978
Selling and marketing	17,644	—	17,644
Research and development	15,842	—	15,842
General and administrative	12,037	—	12,037
Acquisition-related costs and expenses	5,335	1,329	6,664
Total operating costs and expenses	57,524	1,329	58,853
Operating income	9,662	(1,329)	8,333
Interest expense	4,048	—	4,048
Other income, net	(96)	—	(96)
Income before income taxes	5,518	(1,329)	4,189
Income tax provision	(483)	431	(52)
Net income	$5,035	$(898)	$4,137
Net income per share—basic	$0.11	$(0.02)	$0.09
Net income per share—diluted	$0.11	$(0.02)	$0.09
Shares used in calculating net income per share—basic	44,795	—	44,795
Shares used in calculating net income per share—diluted	46,206	—	46,206
Comprehensive income (loss)
Net income	$5,035	$(898)	$4,137
Foreign currency translation adjustment	(3,129)	—	(3,129)
Unrealized loss on investments	(1,098)	—	(1,098)
Comprehensive income (loss)	$808	$(898)	$(90)

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	As Previously Reported	Total Adjustments	2022 As Restated
Operating activities:
Net income	$5,035	$(898)	$4,137
Adjustments to reconcile net income to net cash provided by operating activities:		—
Stock-based compensation expense	6,429	—	6,429
Amortization of intangible assets	4,525	—	4,525
Depreciation and amortization	555	—	555
Amortization of investment premiums & other	1,109	—	1,109
Accretion and amortization on debt securities	3,453	—	3,453
Net changes in estimated fair value of acquisition-related contingent consideration	(780)	—	(780)
Deferred taxes	(92)	(431)	(523)
Changes in assets and liabilities:		—
Accounts receivable	(6,171)	—	(6,171)
Contract assets	345	—	345
Other assets	498	—	498
Accounts payable	2,440	1,329	3,769
Accrued payroll and related taxes	(4,693)	—	(4,693)
Deferred revenue	(3,126)	—	(3,126)
Other liabilities	159	—	159
Net cash provided by operating activities	9,686	—	9,686
Investing activities:
Purchases of investments	(47,818)	—	(47,818)
Sales and maturities of investments	173,316	—	173,316
Acquisitions, net of cash acquired	(126,607)	—	(126,607)
Purchases of property and equipment	(634)	—	(634)
Net cash used in investing activities	(1,743)	—	(1,743)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,128	—	1,128
Repurchases and retirements of common stock	(14,828)	—	(14,828)
Principal payments on other borrowings	(36)	—	(36)
Net cash provided by (used in) financing activities	(13,736)	—	(13,736)
Foreign currency effect on cash and cash equivalents	(535)	—	(535)
Net increase (decrease) in cash and cash equivalents	(6,328)	—	(6,328)
Cash and cash equivalents at beginning of period	30,312	—	30,312
Cash and cash equivalents at end of period	$23,984	$—	$23,984
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$—	$582
Cash paid for income taxes	$597	$—	$597
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$42,821	$—	$42,821
Unrealized holding gain (loss) on available-for-sale investments	$(1,098)	$—	$(1,098)

As a result of the above adjustments, Notes 1, 4, 6, and 8 have been updated.

3. REVENUE RECOGNITION
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
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.4 million and $2.3 million as of March 31, 2022 and September 30, 2021, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and comprehensive income (loss) and totaled $0.3 million during each of the three months ended March 31, 2022 and 2021, and $0.7 million and $0.5 million during the six months ended March 31, 2022 and 2021, respectively. There were no impairment losses recognized during both the six months ended March 31, 2022 and 2021 related to capitalized contract costs.

4. BUSINESS COMBINATIONS

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
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter the Company revises the estimated fair value of the consideration for the Earnout Periods and changes in the fair value are included in acquisition-related costs and expenses in the consolidated statements of operations and comprehensive income (loss). See Note 5. “Investments,” of the notes to consolidated financial statements for more information relating to the consideration for the Earnout Periods.
The Company incurred $0.6 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and comprehensive income (loss).
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
Acquisition of HooYu Ltd
On March 23, 2022, the Company completed the acquisition of HooYu Ltd (the “HooYu Acquisition”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu Ltd (“HooYu”), a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million in cash (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness. Pursuant to the Purchase Agreement, $1.6 million was withheld as a reduction to the Closing Consideration and is being retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
The Company incurred $3.2 million of expense in connection with the acquisition primarily related to insurance expenses, stamp duty taxes, legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in acquisition-related costs and expenses in the consolidated statements of operations and comprehensive income (loss).
On March 23, 2022, the Company transferred an aggregate of $127.5 million to the Sellers and its third-party legal and investment advisors. The Company used cash on hand for the cash paid on March 23, 2022.
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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition and HooYu Acquisition as of their respective closing dates (amounts shown in thousands):

	ID R&D	HooYu
Accounts receivable	$173	$1,234
Property, plant, and equipment	114	243
Other current assets	147	630
Intangible assets	16,930	73,100
Goodwill (restated)	27,748	74,312
Current liabilities	(425)	(2,456)
Deferred revenue	—	(2,612)
Deferred income tax liabilities (restated)	(2,355)	(16,896)
Net assets acquired	$42,332	$127,555
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

	Three months ended March 31,		Six months ended March 31,
	2022	2021	2022	2021
Pro forma revenue	$37,635	$31,640	$72,090	$59,458
Pro forma net income (loss)	$(2,314)	$(511)	$3,626	$262

5. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2022 and September 30, 2021 (amounts shown in thousands):

March 31, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$2,000	$—	$(20)	$1,980
Foreign government and agency securities, short-term	2,888	—	(38)	2,850
Corporate debt securities, short-term	33,446	—	(366)	33,080
U.S. Treasury, long-term	7,481	—	(215)	7,266
Corporate debt securities, long-term	24,743	—	(516)	24,227
Total	$70,558	$—	$(1,155)	$69,403

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
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
•Level 2: Convertible Senior Notes. On February 5, 2021, the Company issued the 2026 Notes as further described in Note 9. “Convertible Senior Notes.” Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. Initially, conversion of the 2026 Notes could only be settled in cash; however, following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, which satisfied certain share reservation conditions, conversion of the 2026 Notes may be settled in cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The embedded conversion derivative associated with the 2026 Notes previously meet the criteria for an embedded derivative liability which required bifurcation and separate accounting. The Notes Hedge was previously classified as a derivative asset on the Company’s consolidated balance sheet. Following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, the Notes Hedge and embedded conversion derivative were reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity were reflected in Other income (expense), net, in the Company’s consolidated statement of operations and comprehensive income (loss).
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

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $135.5 million at March 31, 2022, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$63,096
Acquisition of HooYu (as restated)	74,312
Foreign currency effect on goodwill	(1,889)
Balance at March 31, 2022 (as restated)	$135,519

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
Amortization expense related to acquired intangible assets was $2.4 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively, and $4.5 million and $3.4 million during the six months ended March 31, 2022 and 2021, respectively, and is recorded within acquisition-related costs and expenses on the consolidated statements of operations and comprehensive income (loss).
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
For the three and six months ended March 31, 2022, the Company recorded an income tax provision of $0.2 million and $52,000, respectively, which yielded an effective tax rate of 18% and 1%, respectively. For the three and six months ended March 31, 2021, the Company recorded an income tax provision of $0.4 million and a benefit of $0.1 million, respectively, which yielded an effective tax rate of 29% and negative 4%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the six months ended March 31, 2022 was primarily due to excess tax benefits resulting from the HooYu Acquisition, the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

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

10. COMMITMENTS AND CONTINGENCIES
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
The Company recognized $0.5 million of operating lease costs in each of the three months ended March 31, 2022 and 2021. The Company recognized $1.1 million of operating lease costs in each of the six months ended March 31, 2022 and 2021. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and comprehensive income (loss).
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
The Company incurred legal fees of $0.7 million in the six months ended March 31, 2022 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).
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

11. REVENUE CONCENTRATION
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q/A. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, the duration and impact of the novel COVID-19 pandemic on our business, our customers, and markets generally, or the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition.
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q/A and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021 (“2021 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q/A speak only as of the date of this Form 10-Q/A and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q/A or to reflect the occurrence of unanticipated events.
In this Form 10-Q/A, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.

Restatement
In this Form 10-Q/A, we have restated our unaudited condensed consolidated financial statements for the three-month periods ended March 31, 2022. Like the other updated sections of this Form 10-Q/A, where specifically stated, the information in this section is reflective of the restatement, but no attempt has been made to modify this Item 2 of the Form 10-Q/A, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Quarterly Report.
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
•Net income was $1.0 million, or $0.02 per diluted share, during the three months ended March 31, 2022, compared to net income of $1.0 million, or $0.02 per share, during the three months ended March 31, 2021.
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

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2022 (As restated)	2021	2022 (As restated)	2021	$	%
Revenue
Software and hardware	$19,280	$13,013	56%	45%	$6,267	48%
Services and other	15,434	15,760	44%	55%	(326)	(2)%
Total revenue	$34,714	$28,773	100%	100%	$5,941	21%
Cost of revenue	3,310	3,792	10%	13%	(482)	(13)%
Selling and marketing	9,206	8,530	27%	30%	676	8%
Research and development	8,236	6,691	24%	23%	1,545	23%
General and administrative	6,073	5,718	17%	20%	355	6%
Acquisition-related costs and expenses	4,385	1,659	13%	6%	2,726	164%
Interest expense	2,040	1,319	6%	5%	721	55%
Other income (expense), net	(231)	372	(1)%	1%	(603)	(162)%
Income tax provision	(220)	(417)	(1)%	(1)%	197	47%
Net income	$1,013	$1,019	3%	4%	$(6)	(1)%

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

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $2.7 million, or 164%, to $4.4 million in the three months ended March 31, 2022 compared to $1.7 million in the three months ended March 31, 2021. As a percentage of revenue, acquisition-related costs and expenses increased to 13% in the three months ended March 31, 2022 from 6% in the three months ended March 31, 2021. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the HooYu Acquisition during the three months ended March 31, 2022 compared to the same period in 2021.
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
Income Tax Benefit (Provision)
For the three months ended March 31, 2022, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of 18%. For the three months ended March 31, 2021, we recorded an income tax provision of $0.4 million, or an effective tax rate of 29%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended March 31, 2022 and 2021 was primarily due to excess tax benefits resulting from the HooYu Acquisition, the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.
Comparison of the Six Months Ended March 31, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2022 and 2021 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2022 (As restated)	2021	2022 (As restated)	2021	$	%
Revenue
Software and hardware	$34,725	$25,315	52%	46%	$9,410	37%
Services and other	32,461	29,433	48%	54%	3,028	10%
Total revenue	$67,186	$54,748	100%	100%	$12,438	23%
Cost of revenue	6,666	7,930	10%	14%	(1,264)	(16)%
Selling and marketing	17,644	15,915	26%	29%	1,729	11%
Research and development	15,842	12,855	24%	23%	2,987	23%
General and administrative	12,037	10,776	18%	20%	1,261	12%
Acquisition-related costs and expenses	6,664	3,352	10%	6%	3,312	99%
Interest expense	4,048	1,319	6%	2%	2,729	207%
Other income (expense), net	(96)	468	—%	1%	(564)	(121)%
Income tax benefit (provision)	(52)	117	—%	—%	(169)	(144)%
Net income	$4,137	$3,186	6%	6%	$951	30%

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

Acquisition-Related Costs and Expenses
Acquisition-related costs and expenses include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Acquisition-related costs and expenses increased $3.3 million, or 99%, to $6.7 million in the six months ended March 31, 2022 compared to $3.4 million in the six months ended March 31, 2021. As a percentage of revenue, acquisition-related costs and expenses increased to 10% in the six months ended March 31, 2022 from 6% in the six months ended March 31, 2021. The increase in acquisition-related costs and expenses is primarily due to expenses associated with the HooYu Acquisition and net expenses associated with the acquisition of ID R&D during the six months ended March 31, 2022 compared to the same period in 2021.
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
Income Tax Benefit (Provision)
For the six months ended March 31, 2022, we recorded an income tax provision of $0.1 million, which yielded an effective tax rate of 1%. For the six months ended March 31, 2021, we recorded an income tax benefit of $0.1 million, which yielded an effective tax rate of negative 4%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2022 and 2021 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

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
Cash Flows from Operating Activities
Net cash provided by operating activities during the six months ended March 31, 2022 was $9.7 million and resulted primarily from net income of $4.1 million and net non-cash charges of $14.8 million, partially offset by unfavorable changes in operating assets and liabilities of $9.2 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities, amortization of investment premiums & other, and depreciation and amortization totaling $6.4 million, $4.5 million, $3.5 million, $1.1 million, and $0.6 million, respectively, which were partially offset by net changes in the estimated fair value of acquisition-related contingent consideration and a deferred tax benefit of $0.8 million and $0.5 million, respectively.
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
As of May 6, 2022, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes,” of the notes to consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
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
We had working capital of $53.7 million at March 31, 2022 compared to $164.8 million at September 30, 2021.
The Company does not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies.” Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next eighteen months from the date the financial statements are filed.
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
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income, net of estimated tax. As of March 31, 2022, our marketable securities had remaining maturities between approximately one and 28 months and a fair market value of $69.4 million, representing 18% of our total assets.
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

ITEM 4. CONTROLS AND PROCEDURES

Background of Restatement
In connection with the preparation of the Company’s financial statements for the quarterly period ended June 30, 2022, the Company noted that certain aspects of its acquisition of HooYu Ltd. (the “HooYu Acquisition”) in March 2022 were improperly accounted for in the Original Quarterly Report. Specifically, the Company did not account for the representations and warranty insurance purchased in connection with the HooYu Acquisition, which should have been accrued for and fully expensed at the date of the HooYu Acquisition. In addition, the Company did not accrue for a payment of stamp duty tax related to the HooYu Acquisition, which was paid during the third fiscal quarter ended June 30, 2022. Lastly, the Company did not record deferred tax assets and liabilities based on information available at the time of the HooYu Acquisition. The impact of these errors was that the deferred tax assets were understated by $0.4 million, goodwill was overstated by $1.4 million, accounts payable were understated by $1.3 million, acquisition-related costs and expenses were understated $1.3 million, deferred income tax liabilities were overstated by $1.4 million, income tax benefit (provision) was understated by $0.4 million, and net income was overstated by $0.9 million by for the quarter ended March 31, 2022. The Company has decided to correct these errors for the quarter ended March 31, 2022, concluding that these expenses, accruals and balance sheet reclassifications are material to the unaudited interim consolidated balance sheet and statement of operations and comprehensive income (loss) as of and for the quarter ended March 31, 2022.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q/A pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2022 due to this material weakness and the material weaknesses discussed below.
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
Changes in Internal Control over Financial Reporting
In connection with our interim review as of and for the period ended March 31, 2022, we identified a material weakness related to our controls over the review of US and foreign income tax accounts. We did not have sufficient internal technical resources, nor oversight of our third-party tax advisor, to appropriately identify and evaluate certain inputs and assumptions that effect the reported consolidated tax accounts. Our remediation efforts associated with this material weakness which will include increased oversight and review are ongoing and therefore, the material weakness continues to exist at March 31, 2022.

In addition to the matter as set forth above, as described throughout this Form 10-Q/A, on March 23, 2022, the Company acquired HooYu. In connection with the restatement of our previously issued interim financial statements, the Company identified a material weakness in our internal control over financial reporting as of March 31, 2022 due to control deficiencies related to the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes related to the HooYu Acquisition.
Furthermore, while our financial statements for the three and six months ended March 31, 2022 include the results of HooYu from March 23, 2022 through March 31, 2022, as permitted by the rules and regulations of the SEC, our management’s assessment of our internal control over financial reporting did not include an evaluation of HooYu’s internal control over financial reporting. Further, our management’s conclusion regarding the effectiveness of our internal control over financial reporting as of March 31, 2022 does not extend to HooYu’s internal control over financial reporting.
We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.
Remediation of Material Weakness
Management has engaged external accounting consultants on an advisory engagement to assist management with their internal controls review.
We are committed to maintaining a strong internal control environment and implementing measures to ensure that the control deficiency identified above is remediated as soon as possible. Management is in the process of implementing a remediation plan, which includes steps to design and implement new controls which expand the review of any potential unrecorded liabilities and ensure the accounting conclusions reached in business combinations undergo a through accounting review through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 10 to the consolidated financial statements included in this Form 10-Q/A is incorporated herein by reference.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the preparation of this Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2022 we made adjustments to our financial results in the second quarter of fiscal 2022 that consist of a $5.9 million decrease to deferred income tax assets and a $5.9 million decrease to additional paid-in capital. The adjustments were related to the incorrect recognition of a deferred tax asset upon the reclassification of the Notes Hedge to additional paid-in capital. In addition, the Company made adjustments associated with the HooYu Acquisition, which are discussed in further detail within the Explanatory Note and Note 2 to the financial statements above.
As a result of the items described above, certain of the GAAP financial results for the three and six months ended March 31, 2022 reported on the Current Report on Form 8-K filed on April 28, 2022, differ from the financial results disclosed in this Quarterly Report on Form 10-Q/A. In addition, certain of the reported GAAP financial results for the three and six months ended March 31, 2022 differ as a result of the items described above as follows (in thousands, except per share data and percentages):

	March 31, 2022 (Unaudited)
	As Furnished	As Adjusted and Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$23,984
Short-term investments	37,910	37,910
Accounts receivable, net	23,858	23,858
Contract assets	4,503	4,503
Prepaid expenses	2,409	2,409
Other current assets	1,849	1,849
Total current assets	94,513	94,513
Long-term investments	31,493	31,493
Property and equipment, net	3,938	3,938
Right-of-use assets	6,098	6,098
Intangible assets, net	96,364	96,364
Goodwill	136,889	135,519
Deferred income tax assets	16,479	11,003
Other non-current assets	5,292	5,292
Total assets	$391,066	$384,220
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,359	$6,688
Accrued payroll and related taxes	8,271	8,271
Deferred revenue, current portion	9,700	9,700
Lease liabilities, current portion	1,944	1,944
Acquisition-related contingent consideration	10,790	10,790
Other current liabilities	3,469	3,469
Total current liabilities	39,533	40,862
Convertible senior notes	124,370	124,370
Deferred revenue, non-current portion	1,053	1,053
Lease liabilities, non-current portion	5,485	5,485
Deferred income tax liabilities	22,100	20,730
Other non-current liabilities	6,250	6,250
Total liabilities	198,791	198,750
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	213,398	207,491
Accumulated other comprehensive loss	(5,170)	(5,170)
Accumulated deficit	(15,997)	(16,895)
Treasury stock, at cost, no shares and 7,773 shares as of March 31, 2022 and September 30, 2021, respectively	—	—
Total stockholders’ equity	192,275	185,470
Total liabilities and stockholders’ equity	$391,066	$384,220

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**+	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

4.1	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(6)

10.1	Mitek Systems, Inc. Annual Incentive Program Fiscal 2022	(7)

10.2#	Restricted Stock Unit Award Agreement, dated as of March 7, 2022, between Scott Marcus and Mitek Systems, Inc.	(8)

10.3#	Performance Restricted Stock Unit Award Agreement, dated as of March 7, 2022, between Scott Marcus and Mitek Systems, Inc.	(9)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+
Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.

#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(2)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 7, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(6)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(7)	Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(8)	Incorporated by reference to Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.
(9)	Incorporated by reference to Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 9, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 28, 2022	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Frank Teruel
Frank Teruel
Chief Financial Officer (Principal Financial and Accounting Officer)