Form 10-Q
period 2022-06-30
MITEK SYSTEMS INC
filed 2022-10-28
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 44,680,429 shares of the registrant’s common stock outstanding as of September 30, 2022.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2022 (Unaudited)	September 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$21,543	$30,312
Short-term investments	49,531	149,057
Accounts receivable, net	29,618	16,602
Contract assets	5,125	4,080
Prepaid expenses	3,078	1,920
Other current assets	3,194	2,085
Total current assets	112,089	204,056
Long-term investments	19,534	48,051
Property and equipment, net	3,802	3,671
Right-of-use assets	5,484	7,056
Intangible assets, net	85,743	28,734
Goodwill	127,992	63,096
Deferred income tax assets	12,993	10,511
Convertible senior notes hedge	—	48,208
Other non-current assets	6,959	6,310
Total assets	$374,596	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,981	$2,507
Accrued payroll and related taxes	10,276	11,776
Accrued liabilities(1)	4,432	480
Deferred revenue, current portion	13,220	10,381
Lease liabilities, current portion	1,902	1,943
Acquisition-related contingent consideration	4,980	11,050
Restructuring accrual	1,807	—
Income taxes payable(1)	1,332	—
Other current liabilities(1)	1,858	1,072
Total current liabilities	43,788	39,209
Convertible senior notes	126,157	120,918
Embedded conversion derivative	—	48,208
Deferred revenue, non-current portion	1,409	955
Lease liabilities, non-current portion	4,776	6,588
Deferred income tax liabilities, non current portion	19,227	4,117
Other non-current liabilities	1,923	6,868
Total liabilities	197,280	226,863
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,396,263 and 44,168,745 issued and outstanding, as of June 30, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	211,212	199,935
Accumulated other comprehensive loss	(17,856)	(943)
Accumulated deficit	(16,084)	(6,066)
Treasury stock, at cost, no shares and 7,773 shares as of June 30, 2022 and September 30, 2021, respectively	—	(140)
Total stockholders’ equity	177,316	192,830
Total liabilities and stockholders’ equity	$374,596	$419,693
 (1) September 30, 2021 consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Revenue
Software and hardware	$19,820	$16,973	$54,545	$42,288
Services and other	19,513	14,805	51,975	44,238
Total revenue	39,333	31,778	106,520	86,526
Operating costs and expenses
Cost of revenue—software and hardware	508	293	1,196	2,208
Cost of revenue—services and other	4,073	3,117	10,051	9,132
Selling and marketing	11,216	8,133	28,859	24,048
Research and development	9,614	6,946	25,457	19,801
General and administrative	6,589	5,633	18,626	16,409
Amortization and acquisition-related costs	3,283	2,224	9,947	5,576
Restructuring costs	1,807	—	1,807	—
Total operating costs and expenses	37,090	26,346	95,943	77,174
Operating income	2,243	5,432	10,577	9,352
Interest expense	2,077	2,223	6,125	3,543
Other income (expense), net	89	80	(8)	549
Income before income taxes	255	3,289	4,444	6,358
Income tax benefit (provision)	556	(304)	504	(187)
Net income	$811	$2,985	$4,948	$6,171
Net income per share—basic	$0.02	$0.07	$0.11	$0.14
Net income per share—diluted	$0.02	$0.07	$0.11	$0.14
Shares used in calculating net income per share—basic	44,669	43,773	44,721	43,145
Shares used in calculating net income per share—diluted	45,224	45,194	45,793	44,646
Comprehensive income (loss)
Net income	$811	$2,985	$4,948	$6,171
Foreign currency translation adjustment	(13,595)	747	(16,724)	859
Unrealized gain (loss) on investments	909	11	(189)	(175)
Comprehensive income (loss)	$(11,875)	$3,743	$(11,965)	$6,855

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	44,344	$44	$207,491	$(16,895)	$(5,170)	$185,470
Exercise of stock options	10	—	33	—	—	33
Settlement of restricted stock units	42	—	—	—	—	—
Stock-based compensation expense	—	—	3,688	—	—	3,688
Net income	—	—	—	811	—	811
Components of other comprehensive loss:
Currency translation adjustment	—	—	—	—	(13,595)	(13,595)
Change in unrealized gain (loss) on investments	—	—	—	—	909	909
Balance, June 30, 2022	44,396	$44	$211,212	$(16,084)	$(17,856)	$177,316

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2021	43,052	$43	$178,891	$(10,808)	$(397)	$167,729
Exercise of stock options	27	—	241	—	—	241
Settlement of restricted stock units	73	—	—	—	—	—
Acquisition-related shares issued	867	1	13,943	—	—	13,944
Stock-based compensation expense	—	—	2,867	—	—	2,867
Net income	—	—	—	2,985	—	2,985
Components of other comprehensive income:
Currency translation adjustment	—	—	—	—	747	747
Change in unrealized gain (loss) on investments	—	—	—	—	11	11
Balance, June 30, 2021	44,019	$44	$195,942	$(7,823)	$361	$188,524

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	35	—	239	—	—	—	—	239
Settlement of restricted stock units	1,015	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	—	—	923
Stock-based compensation expense	—	—	10,117			—	—	10,117
Repurchases and retirements of common stock	(894)	(1)	(1)	8	140	(14,966)	—	(14,828)
Net income	—	—	—	—	—	4,948	—	4,948
Components of other comprehensive loss:
Currency translation adjustment	—	—	—	—	—	—	(16,724)	(16,724)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(189)	(189)
Balance, June 30, 2022	44,396	$44	$211,212	—	$—	$(16,084)	$(17,856)	$177,316

	Nine Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2020	41,780	$42	$146,518	$(13,994)	$(323)	$132,243
Exercise of stock options	287	—	2,198	—	—	2,198
Settlement of restricted stock units	1,008	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	77	—	794	—	—	794
Acquisition-related shares issued	867	1	13,942	—	—	13,943
Stock-based compensation expense	—	—	8,582	—	—	8,582
Sale of convertible senior notes warrants	—	—	23,909	—	—	23,909
Net income	—	—	—	6,171	—	6,171
Components of other comprehensive income:
Currency translation adjustment	—	—	—	—	859	859
Change in unrealized gain (loss) on investments	—	—	—	—	(175)	(175)
Balance, June 30, 2021	44,019	$44	$195,942	$(7,823)	$361	$188,524

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2022	2021
Operating activities:
Net income	$4,948	$6,171
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,117	8,582
Amortization of intangible assets	9,176	5,241
Depreciation and amortization	1,064	1,120
Amortization of investment premiums & other	1,348	774
Accretion and amortization on debt securities	5,239	3,080
Net changes in estimated fair value of acquisition-related contingent consideration	(2,198)	—
Deferred taxes	(1,141)	(263)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(12,298)	(2,681)
Contract assets	(1,737)	2,326
Other assets	(1,090)	(1,468)
Accounts payable	1,147	(1,397)
Accrued payroll and related taxes	(2,643)	428
Deferred revenue	1,077	2,928
Restructuring accrual	1,900	—
Other liabilities	1,104	175
Net cash provided by operating activities	16,013	25,016
Investing activities:
Purchases of investments	(47,818)	(186,444)
Sales and maturities of investments	173,198	52,536
Acquisitions, net of cash acquired	(126,607)	(12,549)
Purchases of property and equipment	(929)	(966)
Net cash used in investing activities	(2,156)	(147,423)
Financing activities:
Proceeds from the issuance of convertible senior notes	—	155,250
Payment for convertible senior notes issuance costs	—	(5,513)
Purchase of 2026 convertible senior notes hedge	—	(33,192)
Proceeds from issuance of convertible senior notes warrants	—	23,909
Proceeds from the issuance of equity plan common stock	1,162	2,992
Repurchases and retirements of common stock	(14,828)	—
Payment of acquisition-related contingent consideration	(6,770)	(783)
Loans made to non-executive employees	(1,041)	—
Proceeds from other borrowings	—	251
Principal payments on other borrowings	(36)	(68)
Net cash provided by (used in) financing activities	(21,513)	142,846
Foreign currency effect on cash and cash equivalents	(1,113)	124
Net increase (decrease) in cash and cash equivalents	(8,769)	20,563
Cash and cash equivalents at beginning of period	30,312	19,986
Cash and cash equivalents at end of period	$21,543	$40,549
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$2,722	$—
Cash paid for interest	$597	$—
Cash paid for income taxes	$819	$556
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$42,821	$—
Unrealized holding loss on available for sale investments	$(189)	$(175)
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company as of June 30, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 13, 2021.
Results for the nine months ended June 30, 2022 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheets. The Company recorded a net loss resulting from foreign exchange translation of $13.6 million and a net gain of $0.7 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded a net loss resulting from foreign exchange translation of $16.7 million and net gain of $0.9 million for the nine months ended June 30, 2022 and 2021, respectively.
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
The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on-premise and software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Revenue is measured based on consideration specified in a contract with a customer. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time.
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

For the three and nine months ended June 30, 2022 and 2021, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock options	540	524	484	593
RSUs	853	1,248	861	1,177
ESPP common stock equivalents	148	73	36	27
Performance options	678	263	550	224
Performance RSUs	492	98	279	109
Convertible senior notes	7,448	7,448	7,448	3,983
Warrants	7,448	7,448	7,448	3,983
Total potentially dilutive common shares outstanding	17,607	17,102	17,106	10,096
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Net income	$811	$2,985	$4,948	$6,171
Weighted-average shares outstanding—basic	44,669	43,773	44,721	43,145
Common stock equivalents	555	1,421	1,072	1,501
Weighted-average shares outstanding—diluted	45,224	45,194	45,793	44,646
Net income per share:
Basic	$0.02	$0.07	$0.11	$0.14
Diluted	$0.02	$0.07	$0.11	$0.14
Investments
Investments consist of corporate notes and bonds, commercial paper, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive income (loss). No other-than-temporary impairment charges were recognized in the three and nine months ended June 30, 2022 and 2021.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.75% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. Prior to the Company increasing the number of authorized shares of its common stock, par value $0.001 per share (“Common Stock”), the Company could not elect to issue shares of its Common Stock upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) was accounted for as a derivative liability and the Notes Hedge as a derivative asset with the resulting gain (or loss) reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Company increased its authorized shares of Common Stock in the second quarter of fiscal 2022 and as such can issue shares of its Common Stock upon settlement of the 2026 Notes. As a result, the embedded conversion option (the “embedded conversion derivative”) and the Notes Hedge are now recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 9. “Convertible Senior Notes” of the consolidated financial statements for additional information related to these transactions.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. The Company calculates expected credit losses for its trade accounts receivable and contract assets. Expected credit losses include losses expected based on known credit issues with certain customers as well as a general expected credit loss allowance based on relevant information, including historical loss rates, current conditions, and reasonable economic forecasts that affect collectability. The Company updates its allowance for credit losses on a quarterly basis with changes in the allowance recognized in income from operations. The Company had $29,000 of recoveries and no write-offs to the allowance for doubtful accounts for the three months ended June 30, 2022 and 2021, respectively. The Company had $21,000 and $35,000 of write-offs to the allowance for doubtful accounts for the nine months ended June 30, 2022 and 2021, respectively. The Company maintained an allowance for doubtful accounts of $0.5 million as of June 30, 2022 and $0.4 million as of September 30, 2021.
Capitalized Software Development Costs
Costs related to software acquired, developed, or modified solely to meet our internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.2 million of costs related to computer software developed for internal use during each of the three months ended June 30, 2022 and 2021. The Company capitalized $0.6 million of costs related to computer software developed for internal use during each of the nine months ended June 30, 2022 and 2021. The Company had $0.1 million in amortization expense from internal use software during each of the three months ended June 30, 2022 and 2021. The Company had $0.2 million and $0.3 million in amortization expense from internal use software during the nine months ended June 30, 2022 and 2021, respectively.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit given the similarities in economic characteristics between its operations and the common nature of its products, services and customers. Because the Company has only one reporting unit, and because the Company is publicly traded, the Company determines the fair value of the reporting unit based on the market price of its common stock as it believes this represents the best evidence of fair value. In the fourth quarter of the fiscal year ended September 30, 2021, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired. The Company’s conclusion that goodwill was not impaired was based on a comparison of its net assets to its market capitalization. There was no impairment of goodwill during the three and nine months ended June 30, 2022 and 2021.
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

No impairment charge related to the impairment of intangible assets was recorded during the nine months ended June 30, 2022 and 2021.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2022, $1.4 million was outstanding under these agreements and $0.1 million and $1.3 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2021, $0.8 million was outstanding under these agreements and approximately $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 8. “Income Taxes” of the consolidated financial statements for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 8. “Income Taxes” of the consolidated financial statements for additional details.
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
Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments. Included on the consolidated balance sheets is accumulated other comprehensive loss of $17.9 million and $0.9 million at June 30, 2022 and September 30, 2021, respectively. The components of accumulated other comprehensive loss consist of $16.3 million of cumulative translation adjustment and $1.6 million of unrealized gains and losses on available for sale securities and $0.7 million of cumulative translation adjustment and $0.2 million other unrealized gains and losses on available for sale securities at June 30, 2022 and September 30, 2021, respectively.
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
In August 2020, the FASB issued Accounting Standards Update 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 in the first quarter of fiscal 2022, however, it had no impact to the financial statements.
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
Recently Issued Accounting Pronouncements
No new accounting pronouncement issued or effective during the nine months ended June 30, 2022 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on-premise software license sales, as well as sales of hardware scanner boxes and on-premise appliance products. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Hardware revenue is recognized at a point in time upon shipment and after evidence of a contract exists.

Services and Other
Services and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of on-premise software licenses and consulting and professional services. The Company recognizes services revenue over the period in which such services are performed. The Company’s SaaS offerings gives customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or they may commit to a minimum spend over their contracted period. Revenue related to Pay as You Go contracts are recognized based on the customers’ actual usage. Revenue related to commitment contracts are recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at usage in previous months and other factors and projecting out for the rest of the contract. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. If the up-front fee is not distinct, revenue is deferred until the date the customer commences use of the Company’s services, at which point it is recognized ratably over the life of the customer arrangement. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
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
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, variable consideration will only be included in the transaction price to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted or due to uncertainty surrounding collectability.
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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Major product category
Deposits software and hardware	$16,910	$15,817	$46,605	$38,705
Deposits services and other	5,010	4,963	15,670	14,887
Deposits revenue	21,920	20,780	62,275	53,592
Identity verification software and hardware	2,910	1,156	7,940	3,583
Identity verification services and other	14,503	9,842	36,305	29,351
Identity verification revenue	17,413	10,998	44,245	32,934
Total revenue	$39,333	$31,778	$106,520	$86,526

Software and hardware revenue is generated from on-premise software license sales, as well as sales of hardware scanner boxes and on-premise appliance products. Services and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of software and hardware, and consulting and professional services. 50.4% and 51.2% of revenue was recognized at a point in time versus over time for the three and nine months ended June 30, 2022, respectively. 53.4% and 48.9% of revenue was recognized at a point in time versus over time for the three and nine months ended June 30, 2021, respectively.
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands) as of:

	June 30, 2022	September 30, 2021
Contract assets, current	$5,125	$4,080
Contract assets, non-current	4,922	4,409
Contract liabilities (deferred revenue), current	13,220	10,381
Contract liabilities (deferred revenue), non-current	1,409	955
Contract assets, reported within current assets and other non-current assets in the consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $1.1 million and $0.6 million of revenue during each of the three months ended June 30, 2022 and 2021, respectively, which was included in the contract liability balance at the beginning of each such period. The Company recognized $11.1 million and $8.5 million of revenue during the nine months ended June 30, 2022 and 2021, respectively, which was included in the contract liability balance at the beginning of each such period.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.4 million and $2.3 million as of June 30, 2022 and September 30, 2021, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and comprehensive income (loss) and totaled $0.3 million during each of the three months ended June 30, 2022 and 2021, respectively, and $1.0 million and $0.8 million during the nine months ended June 30, 2022 and 2021, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2022 and 2021 related to capitalized contract costs.

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
As consideration for the ID R&D Acquisition, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments (the “Initial Cash Payment”); and (ii) 867,226 shares or $13.9 million of Common Stock. In addition to the foregoing, the equityholders of ID R&D may become entitled to receive additional consideration from the Company upon achievement of certain milestones as follows (collectively, the “Earnout Payments”): subject to ID R&D’s achievement of target revenue for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof (each such period, an “Earnout Period”): (i) an aggregate maximum amount of approximately $12.3 million with respect to the first Earnout Period and (ii) approximately $9.8 million with respect to the second Earnout Period, with 15% of the first Earnout Period’s payment to be deposited (as additional funds) into an escrow fund described below. The Company will make the Earnout Payments in the form of cash and shares of Common Stock as set forth in the Merger Agreement. The Company has granted the Representative an option to shift the Earnout Period(s) out by one year, pursuant to the terms of the Merger Agreement. Moreover, in the event actual revenue for an Earnout Period exceeds the target revenue for such period, the amount of such excess will be credited towards the achievement of the subsequent Earnout Period’s Earnout Payment. In May and June of 2022, the Company paid the first of the Earnout Payments of $9.5 million which consisted of $6.8 million paid in cash and $2.7 million in shares of Common Stock to the equityholders of ID R&D. As indicated above, 15% of the Earnout Payment with respect to the first Earnout Period, will be deposited into the escrow fund.
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter the Company revises the estimated fair value of the consideration for the Earnout Periods and changes in the fair value are included in amortization and acquisition-related costs in the consolidated statements of operations and comprehensive income (loss). See Note 5. “Investments,” of the notes to consolidated financial statements for more information relating to the consideration for the Earnout Periods.
The Company incurred $0.6 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in amortization and acquisition-related costs in the consolidated statements of operations and comprehensive income (loss).
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
The Company incurred $3.2 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in amortization and acquisition-related costs in the consolidated statements of operations and comprehensive income (loss).
On March 23, 2022, the Company transferred an aggregate of $127.5 million to the Sellers and its third-party legal and investment advisors. The Company used cash on hand for the cash paid on March 23, 2022.
Acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ID R&D and HooYu have been included in the accompanying consolidated financial statements since the date of such acquisition. The purchase price has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ID R&D Acquisition and are based on assumptions that the Company’s management believes are reasonable. The Company is in the process of completing its valuation of the acquired deferred income taxes related to the HooYu Acquisition and will complete the evaluation once the fiscal

2021 tax return has been completed. The final allocations of the purchase price to deferred income taxes may differ materially from the information presented in these unaudited consolidated financial statements.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition and HooYu Acquisition as of their respective closing dates (amounts shown in thousands):

	ID R&D	HooYu
Accounts receivable	$173	$1,234
Property, plant, and equipment	114	243
Other current assets	147	630
Intangible assets	16,930	73,100
Goodwill	27,748	74,312
Current liabilities	(425)	(2,456)
Deferred revenue	—	(2,612)
Deferred income tax liabilities	(2,355)	(16,896)
Net assets acquired	$42,332	$127,555
The goodwill recognized is due to market participant synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition and the HooYu Acquisition as of their respective closing dates (amounts shown in thousands, except for years):
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
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition and the HooYu Acquisition occurred as of the beginning of the fiscal year preceding the acquisition (amounts shown in thousands):

	Three months ended June 30,		Nine months ended June 30,
	2022	2021	2022	2021
Pro forma revenue	$39,333	$34,191	$112,256	$94,661
Pro forma net income (loss)	$812	$(1,344)	$(4,766)	$(6,669)
Revenue and net loss from HooYu included in the consolidated results of operations from the date of the HooYu acquisition through June 30, 2022 were $2.7 million and $0.8 million, respectively.

4. RESTRUCTURING

In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring in June 2022, which included a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs and are expected to be paid over the next twelve months. The following table summarizes changes in the restructuring accrual during the nine months ended June 30, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$—
Costs incurred	1,807
Balance at June 30, 2022	$1,807

5. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2022 and September 30, 2021 (amounts shown in thousands):

June 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,024	$—	$(71)	$3,953
Foreign government and agency securities, short-term	2,877	—	(45)	2,832
Corporate debt securities, short-term	43,346	—	(600)	42,746
U.S. Treasury, long-term	5,440	—	(212)	5,228
Corporate debt securities, long-term	14,750	—	(444)	14,306
Total	$70,437	$—	$(1,372)	$69,065

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income and realized gains and losses are included in other income (expense), net in the consolidated statements of operations and comprehensive income (loss).
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2022 and September 30, 2021, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at June 30, 2022 are as follows: $49.5 million within one year and $19.5 million beyond one year to five years.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and are reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in comprehensive income. No other-than-temporary impairment charges were recognized in each of the three and nine months ended June 30, 2022 and 2021. There were no realized gains or losses during the three months ended June 30, 2022 and $0.3 million of realized losses during the nine months ended June 30, 2022, from the sale of available-for-sale securities. There were no realized gains or losses from the sale of available-for-sale securities during each of the three and nine months ended June 30, 2021.
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

The following tables represent the fair value hierarchy of the Company’s investments, convertible senior notes hedge, acquisition-related contingent consideration, and embedded conversion derivative as of June 30, 2022 and September 30, 2021, respectively (amounts shown in thousands):

June 30, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,953	$3,953	$—	$—
Foreign government and agency securities	2,832	—	2,832	—
Corporate debt securities	42,746	—	42,746	—
Total short-term investments at fair value	49,531	3,953	45,578	—
Long-term investments:
U.S. Treasury	5,228	5,228	—	—
Corporate debt securities	14,306	—	14,306	—
Total long-term investments at fair value	19,534	5,228	14,306	—

Total assets at fair value	$69,065	$9,181	$59,884	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$4,980	$—	$—	$4,980
Non-current liabilities:
Acquisition-related contingent consideration	100	—	—	100
Total liabilities at fair value	$5,080	$—	$—	$5,080

September 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,223	$4,223	$—	$—
Asset-backed securities, short-term	4,811	—	4,811	—
Corporate debt securities	140,023	—	140,023	—
Total short-term investments at fair value	149,057	4,223	144,834	—
Long-term investments:
U.S. Treasury	6,995	6,995	—	—
Foreign government and agency securities	2,908	—	2,908	—
Corporate debt securities	38,148	—	38,148	—
Total long-term investments at fair value	48,051	6,995	41,056	—

Convertible senior notes hedge	48,208	—	48,208	—

Total assets at fair value	$245,316	$11,218	$234,098	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,050	$—	$—	$11,050
Non-current liabilities:
Acquisition-related contingent consideration	5,720	—	—	5,720
Embedded conversion derivative	48,208	—	48,208	—
Total liabilities at fair value	$64,978	$—	$48,208	$16,770

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Convertible Senior Notes and corporate debt securities. Corporate debt securities are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. On February 5, 2021, the Company issued the 2026 Notes as further described in Note 9. “Convertible Senior Notes.” Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes. Initially, conversion of the 2026 Notes could only be settled in cash; however, following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, which satisfied certain share reservation conditions, conversion of the 2026 Notes may be settled in cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election. The embedded conversion derivative associated with the 2026 Notes previously meet the criteria for an embedded derivative liability which required bifurcation and separate accounting. The Notes Hedge was previously classified as a derivative asset on the Company’s consolidated balance sheet. Following the increase in the Company’s authorized shares of Common Stock in the second quarter of fiscal 2022, the Notes Hedge and embedded conversion derivative were reclassified to additional paid-in capital as the equity classification criteria is met. Changes in the fair value of these derivatives prior to being classified in equity were reflected in Other income (expense), net, in the Company’s consolidated statement of operations and comprehensive income (loss).
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
•Level 3: As of June 30, 2022, total acquisition-related contingent consideration of $5.0 million and $0.1 million is recorded in acquisition-related contingent consideration and other non-current liabilities, respectively, in the consolidated balance sheets. The following table includes a summary of the contingent consideration measured at fair value using significant unobservable inputs (Level 3) during the nine months ended June 30, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$16,770
Reduction of expense due to changes in fair value	(2,198)
Payment and issuance of stock as contingent consideration associated with the ID R&D acquisition	(9,492)
Balance at June 30, 2022	$5,080

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $128.0 million at June 30, 2022, representing the excess of costs over fair value of assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC 350. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2022 (amounts shown in thousands):

Balance at September 30, 2021	$63,096
Acquisition of HooYu	74,312
Foreign currency effect on goodwill	(9,416)
Balance at June 30, 2022	$127,992

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of June 30, 2022 and September 30, 2021, respectively, are summarized as follows (amounts shown in thousands, except for years):

June 30, 2022:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.9 years	$95,761	$24,635	$71,126
Customer relationships	4.7 years	25,168	16,683	8,485
Trade names	5.0 years	7,088	1,458	5,630
Covenants not to compete	3.0 years	600	98	502
Total intangible assets		$128,617	$42,874	$85,743

September 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$13,311	$21,050
Customer relationships	4.6 years	20,168	12,905	7,263
Trade names	4.7 years	988	567	421
Total intangible assets		$55,517	$26,783	$28,734
Amortization expense related to acquired intangible assets was $4.7 million and $1.9 million for the three months ended June 30, 2022 and 2021, respectively, and $9.2 million and $5.2 million during the nine months ended June 30, 2022 and 2021, respectively, and is recorded within amortization and acquisition-related costs on the consolidated statements of operations and comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts shown in thousands):

Estimated Future Amortization Expense
2022—remaining	$4,649
2023	16,744
2024	14,570
2025	13,333
2026	12,151
Thereafter	24,296
Total	$85,743

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares, which was allocated as follows (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$82	$89	$249	$258
Selling and marketing	1,273	857	3,351	2,537
Research and development	1,071	797	2,875	2,313
General and administrative	1,262	1,124	3,642	3,474
Stock-based compensation expense included in expenses	$3,688	$2,867	$10,117	$8,582

As of June 30, 2022, the Company had $32.6 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.
2020 Incentive Plan
In January 2020, the Company’s board of directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2022, (i) 1,495,347 RSUs and 755,533 Performance RSUs were outstanding under the 2020 Plan, (ii) 1,406,785 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 471,303 shares of Common Stock and 471,988 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2022, (i) 549,849 shares have been issued to participants pursuant to the ESPP and (ii) 450,151 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018. Subsequent offering periods commence semi-annually in February and August each year.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended June 30, 2022 and 2021. The Company recognized $0.4 million in stock-based compensation expense related to the ESPP in each of the nine months ended June 30, 2022 and 2021.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. As of June 30, 2022, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) 144,412 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2021	816,717	$7.42	5.8	$9,046
Granted	—	$—
Exercised	(35,625)	$6.68
Canceled	—	$—
Outstanding at June 30, 2022	781,092	$7.49	4.3	1,505
Vested and Expected to Vest at June 30, 2022	781,092	$7.49	4.3	1,505
Exercisable at June 30, 2022	748,942	$7.42	4.2	1,505
The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to outstanding stock options during the three months ended June 30, 2022 and 2021, respectively. The Company recognized $0.4 million and $0.5 million in stock-based compensation expense related to outstanding stock options during the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $0.4 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 0.5 years.

Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2022 and 2021 was $0.3 million and $2.0 million, respectively. There were no options granted during each of the nine months ended June 30, 2022 or 2021.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	2,411,267	$9.99
Granted	1,185,481	14.80
Settled	(838,292)	9.38
Canceled	(228,480)	10.90
Outstanding at June 30, 2022	2,529,976	12.37
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.5 million and $2.0 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2022 and 2021, respectively. The Company recognized $7.1 million and $6.0 million in stock-based compensation expense related to outstanding RSUs during the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $24.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2021	528,724	$9.17
Granted	629,279	15.60
Settled	(176,864)	8.42
Canceled	(18,952)	12.84
Outstanding at June 30, 2022	962,187	13.44
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.9 million and $0.3 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended June 30, 2022 and 2021, respectively. The Company recognized $2.1 million and $1.0 million in stock-based compensation expense related to outstanding Performance RSUs during the nine months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, the Company had $8.2 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved and in November 2021, the time vesting condition was met and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options in the three months ended June 30, 2022, and recognized $0.2 million in three months ended June 30, 2021. The Company recognized $0.1 million and $0.6 million in stock-based compensation expense related to outstanding Performance Options during the nine months ended June 30, 2022 and 2021, respectively.
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
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on June 30, 2022. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
The Company made no purchases during the three months ended June 30, 2022. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the nine months ended June 30, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase plan was completed during the second quarter of fiscal 2022.
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
For the three and nine months ended June 30, 2022, the Company recorded an income tax benefit of $0.6 million and $0.5 million, respectively, which yielded an effective tax rate of negative 218% and 11%, respectively. For the three and nine months ended June 30, 2021, the Company recorded an income tax provision of $0.3 million and $0.2 million, respectively, which yielded an effective tax rate of 9% and 3%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the nine months ended June 30, 2022 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

9. CONVERTIBLE SENIOR NOTES

The carrying values of the Company’s 2026 Notes are as follows (in thousands):

2026 Notes:	June 30, 2022	September 30, 2021
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(29,093)	(34,332)
Carrying amount	$126,157	$120,918
2026 Notes embedded conversion derivative	$—	$48,208
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company is in compliance with these covenants as of June 30, 2022. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021.
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
As of June 30, 2022, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of June 30, 2022, the embedded conversion derivative is included in additional paid-in capital in the consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) - Derivatives and Hedging, continue to be met.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (in thousands):

Embedded conversion derivative
Fair value as of September 30, 2021	$48,208
Remeasurement to fair value on March 3, 2022	(19,692)
Impact of increase of authorized shares of common stock on convertible senior notes hedge	(28,516)
Fair value as of June 30, 2022	$—
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$290	$290	$886	$463
Amortization of debt discount and issuance costs	1,787	1,933	5,239	3,080
Total interest expense recognized	$2,077	$2,223	$6,125	$3,543

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $29.1 million as of June 30, 2022, and will be amortized over approximately 3.6 years.

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
As of June 30, 2022, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended June 30, 2022, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of June 30, 2022, the Warrant Transactions had not been exercised and remained outstanding.

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
The Company’s leases have remaining terms of one to eight years. Certain leases contain renewal options for varying periods, which are at the Company’s sole discretion. For leases where the Company is reasonably certain to exercise a renewal option, such option periods have been included in the determination of the Company’s right-of-use (“ROU”) assets and lease liabilities. As of June 30, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.9 years and the weighted-average discount rate was 3.2%.
Lease liabilities expected to be paid within one year are recorded in current liabilities in the consolidated balance sheets. All other lease liabilities are recorded in non-current liabilities in the consolidated balance sheets. As of June 30, 2022, the Company had operating ROU assets of $5.5 million. As of June 30, 2022, total operating lease liabilities of $6.7 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $4.8 million. As of September 30, 2021, the Company had operating ROU assets of $7.1 million. As of September 30, 2021, total operating lease liabilities of $8.5 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $6.6 million.
The Company recognized $0.6 million of operating lease costs in each of the three months ended June 30, 2022 and 2021. The Company recognized $1.7 million and $1.6 million of operating lease costs in the nine months ended June 30, 2022 and 2021, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s consolidated statement of operations and comprehensive income (loss).
The Company paid $1.5 million in operating cash flows for operating leases in the nine months ended June 30, 2022.
Maturities of operating lease liabilities as of June 30, 2022 were as follows (amounts shown in thousands):

Operating leases
2022—remaining	$521
2023	2,029
2024	1,702
2025	613
2026	603
2027	608
Thereafter	974
Total lease payments	7,050
Less: amount representing interest	(372)
Present value of future lease payments	$6,678

Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.9 million), plus the interest accrued and the legal fees.
ICAR and Mr Xavier Codó Grasa submitted an appeal against this judgment on July 13, 2022. Global Equity & Corporate Consulting, S.L. filed an opposition to that appeal on September 2, 2022. The next procedural step will be the voting and issuing of the ruling on the appeal.
According to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim.
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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer nor at any time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not the Company’s specific mobile deposit features. USAA and Wells Fargo subsequently reached a settlement, and on April 1, 2021 the Court granted the parties’ joint motion and stipulation of dismissal of the Wells Lawsuits with prejudice.
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to U.S. Patent No. 9,818,090 (“the ‘090 Patent”)) was denied institution. On November 24, 2020 and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the U.S. Patent Nos. 8,977,571 (“the ’571 Patent”), 8,699,779 (“the ’779 Patent”), or ‘9,336,517 (“the ’517 Patent”) were unpatentable.
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 (“the ‘432 Patent”) and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC Bank does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—the ’779 Patent and the ’571 Patent. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 (“the ‘605 Patent”) and 10,013,681 (“the ‘681 Patent”) (the “Second PNC Lawsuit”). On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit” and together with the First PNC Lawsuit and the Second PNC Lawsuit, the “PNC Lawsuits”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136. A jury trial was held in May 2022 on the consolidated First PNC Lawsuit and Second PNC Lawsuit. The jury found that PNC willfully infringed at least one patent claim and awarded USAA $218 million in damages. The Court denied PNC Bank’s equitable defenses and entered a Final Judgment in the First PNC Lawsuit on August 19, 2022. The Court has not entered a Final Judgment in the Second PNC Lawsuit.
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and the ’090 Patent (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology. In April, May, and June 2020, the Company filed petitions for IPR with the PTAB of the U.S. Patent & Trademark Office challenging the validity of the Subject Patents. On November 6 and 17, 2020, the PTAB decided to exercise its discretion and deny institution of the four petitions due to the alleged relationship between the Company and Wells Fargo, who previously filed petitions for IPR on the Subject Patents. The PTAB did not address the merits of the Company’s petitions or the prior art cited in those petitions. The Company continues to believe that the prior art cited in the petitions renders all the claims of the Subject Patents invalid. On each of December 6, 2020, December 17, 2020, and February 23, 2021, the Company filed requests for rehearing and Precedential Opinion Panel (“POP”) review of the four denied IPR petitions. The Patent Office denied the requests for rehearing and for POP review.
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ‘681 Patent and the ‘605 Patent—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21, 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. Final decisions from the Patent Office regarding the validity of these patents are expected in early 2023.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the PNC Lawsuits. While the Company’s IPR petitions were mentioned in the complaint, the Company was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent the Company an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC, the Company does not believe it is obligated to indemnify BBVA.
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753. The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina. The motion is still pending.
The Company incurred legal fees of $1.1 million in the nine months ended June 30, 2022 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and comprehensive income (loss).

Claim Against UrbanFT, Inc.
On July 31, 2019, the Company filed a lawsuit against one of its customers, UrbanFT, Inc. (“UrbanFT”) in the United States District Court for the Southern District of California (case No. 19-CV-1432-CAB-DEB). UrbanFT was delinquent in payment and attempted to justify its non-payment by asserting that the Company is or may be infringing on purported UrbanFT patents. The Company filed such lawsuit to collect the delinquent payments and to obtain a declaratory judgment of non-infringement of five purported UrbanFT patents. UrbanFT filed an answer and later asserted infringement of two of the five patents-at-issue in the Company’s lawsuit against UrbanFT. The Company thereafter filed counterclaims seeking a declaration that the two patents asserted by UrbanFT were invalid in addition to not being infringed. During the course of the litigation, the Company learned that a judgment had been entered against UrbanFT’s affiliates and its predecessor owner in which an Oregon court ordered that the patents in issue revert to a prior owner, Mr. Stevens, because UrbanFT’s affiliates did not pay the purchase price owed to the prior owner. On September 8, 2020, the Company filed a motion for summary judgment on its breach of contract claim and the patent claims and counterclaims. On September 15, 2020, the District Court issued an order to show cause regarding jurisdiction over patent issues in light of the Oregon judgment. On December 17, 2020, the District Court dismissed Mitek’s claims for declaratory judgment of non-infringement and UrbanFT’s counterclaims for patent infringement and related affirmative defenses based on infringement of the patents for lack of subject matter jurisdiction because UrbanFT does not own the patents. The District Court then dismissed the remaining state law collection claims without prejudice to refiling in state court.
On December 18, 2020, the Company filed a new suit against UrbanFT in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL) asserting claims for breach of contract, open book account, and monetary damages. UrbanFT filed an answer and did not assert any cross-claims. The Company filed a motion for summary judgment which was heard on April 15, 2022. The Court granted the Company’s motion and on June 2, 2022, entered a judgment in favor of the Company for $1.7 million in compensatory damages, plus costs, including attorney’s fees. The Company filed a motion for recovery of its attorneys’ fees of $0.9 million. The motion is set to be heard in January 2023. The time for UrbanFT to appeal the $1.7 million in compensatory damage judgment has expired. UrbanFT may appeal any attorneys’ fee or cost award.
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
The Parties participated in mediation on March 15, 2022. The mediation did not result in the resolution of the case and, following mediation, the Parties stipulated that Maplebear’s response to Mitek’s complaint would be due on April 27, 2022. In lieu of filing a response to the complaint, Maplebear elected to file a Motion to Transfer Venue, which Mitek opposed; the hearing for the Motion to Transfer is presently scheduled for October 28, 2022. The Court has not set any deadlines in the case and the Parties have agreed to stay discovery while the Motion to Transfer remains pending.
Biometric Information Privacy Act Claims
On December 16, 2021, the Company was sued in a putative class action in state court in Illinois alleging that the Company had violated the Illinois Biometric Information Privacy Act (“BIPA”) with respect to identity verification services that the Company provided to its customer HyreCar, Inc. for HyreCar’s customers in Illinois (the “BIPA Lawsuit”). Plaintiff claimed that the Company had not obtained the required consent to collect and use Plaintiff’s biometric information, and that Plaintiff and a class of similarly situated individuals therefore are entitled to statutory damages under BIPA.
The Company removed the BIPA Lawsuit to federal court, and on March 4, 2022 the Company filed (i) a Motion to Compel Arbitration based on HyreCar’s terms and conditions requiring HyreCar customers to arbitrate on an individual (non-class) basis (the “Arbitration Motion”); (ii) a Motion to Dismiss; and (iii) a Motion to Strike Class Allegations. On March 7, 2022, the Court struck the Motion to Dismiss and Motion to Strike Class Allegations without prejudice and set a briefing schedule on the Arbitration Motion. After the Arbitration Motion was fully briefed, on May 4, 2022 the Court denied the Arbitration Motion.
On May 10, 2022, the Company initiated an appeal. The appeal is fully briefed and the Court has set oral argument for December 2, 2022. A decision is likely in early 2023.
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

11. REVENUE CONCENTRATION
For the three months ended June 30, 2022, the Company derived revenue of $9.5 million from two customers, with such customers accounting for 14% and 10% of the Company’s total revenue, respectively. For the three months ended June 30, 2021, the Company derived revenue of $12.9 million from three customers, with such customers accounting for 16%, 13%, and 11% of the Company’s total revenue, respectively. For the nine months ended June 30, 2022, the Company derived revenue of $16.9 million from one customer, with such customer accounting for 16% of the Company’s total revenue. For the nine months ended June 30, 2021, the Company derived revenue of $23.7 million from two customers, with such customers accounting for 17% and 10% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $4.8 million and $5.9 million at June 30, 2022 and 2021, respectively.
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
International sales accounted for approximately 29% and 23% of the Company’s total revenue in the three months ended June 30, 2022 and 2021, respectively. International sales accounted for approximately 29% and 26% of the Company’s total revenue in the nine months ended June 30, 2022 and 2021, respectively. From a geographic perspective, approximately 68% and 24% of the Company’s total long-term assets as of June 30, 2022 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 17% and 6% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2022 and September 30, 2021, respectively, are associated with the Company’s international subsidiaries.

12. RELATED PARTY TRANSACTIONS
In the third quarter of fiscal 2022, the Company made loans to two non-executive employees totaling $1.0 million. Such loans were issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. The loans made to the non-executive employees are due in the fourth quarter of fiscal 2022 and are included in other current assets in the consolidated balance sheets.

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

Third Quarter Fiscal 2022 Highlights
•Revenue for the three months ended June 30, 2022 was $39.3 million, an increase of 24% compared to revenue of $31.8 million in the three months ended June 30, 2021.
•Net income was $0.8 million, or $0.02 per diluted share, during the three months ended June 30, 2022, compared to net income of $3.0 million, or $0.07 per share, during the three months ended June 30, 2021.
•Cash provided by operating activities was $16.0 million for the nine months ended June 30, 2022, compared to $25.0 million for the nine months ended June 30, 2021.
•We added new patents to our portfolio during the third quarter of fiscal 2022 bringing our total number of issued patents to 82 as of June 30, 2022. In addition, we have 18 domestic and international patent applications pending as of June 30, 2022.
Acquisition of ID R&D, Inc.
On May 28, 2021 (the “Closing Date”), the Company completed the acquisition of ID R&D (the “ID R&D Acquisition”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov. Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of the Company. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection. Under the terms of the Merger Agreement, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments and (ii) 867,226 shares (or $13.9 million) of its common stock, par value $0.001 per share (“Common Stock”). The terms of the Merger Agreement also provide for additional payments of up to approximately $22.1 million in a combination of cash and Common Stock upon the achievement of certain financial milestones during 2022 and 2023. In May and June of 2022, the Company paid the first of the Earnout Payments of $9.5 million which consisted of $6.8 million paid in cash and $2.7 million in shares of Common Stock to the equityholders of ID R&D.
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
The COVID-19 pandemic created significant uncertainty in the U.S. and around the globe, resulting in both challenges and opportunities for our business. In response to this situation and in an effort to protect the health and safety of our employees, our workforce transitioned to working remotely and employee travel, including to our international subsidiaries, has been reduced. Because of our IT infrastructure and the nature of our business, our employees have generally been able to work remotely and productively. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local, or foreign authorities, or that we determine are in the best interests of our employees, customers, partners, and stockholders.
The impact of the COVID-19 pandemic accelerated the adoption of digital technologies and created opportunities and uses for our products and we continue to seek new and innovative opportunities to serve our customers’ needs. However, given the continuing uncertainties related to the long-term impacts of the COVID-19 pandemic, we cannot predict how it will continue to affect our operational and financial performance, including our long term revenue growth and profitability, the impact on our customers’ and our sales cycles, our ability to generate new business leads, the impact on our customers’, employee and industry events, and the effects on our vendors. As a result, the extent to which the COVID-19 pandemic will continue to impact our long-term financial condition or results of operations is uncertain.
Results of Operations
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2022 and 2021 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$19,820	$16,973	50%	53%	$2,847	17%
Services and other	19,513	14,805	50%	47%	4,708	32%
Total revenue	$39,333	$31,778	100%	100%	$7,555	24%
Cost of revenue	4,581	3,410	12%	11%	1,171	34%
Selling and marketing	11,216	8,133	29%	26%	3,083	38%
Research and development	9,614	6,946	24%	22%	2,668	38%
General and administrative	6,589	5,633	17%	18%	956	17%
Amortization and acquisition-related costs	3,283	2,224	8%	7%	1,059	48%
Restructuring costs	1,807	—	5%	—%	1,807	100%
Interest expense	2,077	2,223	5%	7%	(146)	(7)%
Other income, net	89	80	—%	—%	9	11%
Income tax benefit (provision)	556	(304)	1%	(1)%	860	(283)%
Net income	$811	$2,985	2%	9%	$(2,174)	(73)%

Revenue
Total revenue increased $7.6 million, or 24%, to $39.3 million in the three months ended June 30, 2022 compared to $31.8 million in the three months ended June 30, 2021. Software and hardware revenue increased $2.8 million, or 17%, to $19.8 million in the three months ended June 30, 2022 compared to $17.0 million in the three months ended June 30, 2021. This increase is primarily due to an increase in sales of our Mobile Deposit®, CheckReader™ and IDLive® software products of $2.8 million. Services and other revenue increased $4.7 million, or 32%, to $19.5 million in the three months ended June 30, 2022 compared to $14.8 million in the three months ended June 30, 2021. This increase is primarily due to higher Mobile Verify® transactional SaaS revenue of $2.1 million, or 25%, and SaaS revenue of $2.6 million as a result of the HooYu Acquisition in the three months ended June 30, 2022 compared to the same period in 2021.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.2 million, or 34%, to $4.6 million in the three months ended June 30, 2022 compared to $3.4 million in the three months ended June 30, 2021. As a percentage of revenue, cost of revenue increased to 12% in the three months ended June 30, 2022 from 11% in the three months ended June 30, 2021. The increase is primarily due to an increase in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition and increased costs of our identity verification hardware products due to higher hardware revenues during the three months ended June 30, 2022 compared to the same period in 2021.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $3.1 million, or 38%, to $11.2 million in the three months ended June 30, 2022 compared to $8.1 million in the three months ended June 30, 2021. As a percentage of revenue, selling and marketing expenses increased to 29% in the three months ended June 30, 2022 from 26% in the three months ended June 30, 2021. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $2.0 million, higher product promotion and other costs of $0.8 million and higher travel and related expenses of $0.3 million in the three months ended June 30, 2022 compared to the same period in 2021.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.7 million, or 38%, to $9.6 million in the three months ended June 30, 2022 compared to $6.9 million in the three months ended June 30, 2021. As a percentage of revenue, research and development expenses increased to 24% in the three months ended June 30, 2022 from 22% in the three months ended June 30, 2021. The increase in research and development expenses is primarily due to higher personnel-related costs from the ID R&D Acquisition and our increased headcount of $1.9 million, higher third-party contractor and other expenses of $0.7 million and higher travel and related expenses of $0.1 million in the three months ended June 30, 2022 compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.0 million, or 17%, to $6.6 million in the three months ended June 30, 2022 compared to $5.6 million in the three months ended June 30, 2021. As a percentage of revenue, general and administrative expenses decreased to 17% in the three months ended June 30, 2022 from 18% in the three months ended June 30, 2021. The increase in general and administrative expenses is primarily due higher personnel-related costs resulting from our increased headcount of $0.9 million and higher travel and related expenses of $0.1 million during the three months ended June 30, 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $1.1 million, or 48%, to $3.3 million in the three months ended June 30, 2022 compared to $2.2 million in the three months ended June 30, 2021. As a percentage of revenue, amortization and acquisition-related costs increased to 8% in the three months ended June 30, 2022 from 7% in the three months ended June 30, 2021. The increase in amortization and acquisition-related costs is primarily due to amortization of intangibles associated with the HooYu Acquisition and the ID R&D Acquisition of $3.1 million during the three months ended June 30, 2022 compared to the same period in 2021. These increases were partially offset by a decrease in the fair value of the contingent consideration liability associated with the ID R&D Acquisition of $1.4 million, a decrease in acquisition-related expense from the ID R&D Acquisition of $0.3 million and a decrease in amortization expense of intangibles related to previous acquisitions that were fully amortized of $0.3 million during the three months ended June 30, 2022 compared to the same period in 2021.
Restructuring Costs
Over the last three years we have been working towards a multi-horizon strategy that positions us as an identity category leader. We have has invested significantly in building and acquiring innovation, technology, and expertise. At the same time, the COVID-19 pandemic dramatically accelerated digital transformation and the requirements for identity solutions rapidly evolved into a more integrated identity technology stack. The HooYu Acquisition was therefore both timely and necessary but we determined that additional steps needed to be taken to evolve our organization and achieve profitability for our identity business. One of the outcomes of this was an initiative focused on aligning our resources and expense priorities consistent with the investment areas that best enable us to deliver against our identity strategy. Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.8 million in the three months ended June 30, 2022 and relate to the restructuring plan implemented in June 2022. There were no restructuring costs in the same period in 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.1 million for the three months ended June 30, 2022 and consisted of $1.8 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred. Interest expense was $2.2 million for the three months ended June 30, 2021 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $9,000, or 11%, to $89,000 net income in the three months ended June 30, 2022 compared to $80,000 net income in the three months ended June 30, 2021. The increase was primarily due to a decrease in realized losses on the sale of securities.
Income Tax Benefit (Provision)
For the three months ended June 30, 2022, we recorded an income tax benefit of $0.6 million which yielded an effective tax rate of 218%. For the three months ended June 30, 2021, we recorded an income tax provision of $0.3 million, or an effective tax rate of 9%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2022 and 2021 was primarily due to excess tax benefits resulting from the vesting of restricted stock and the exercise of stock options as well as the impact of foreign and state taxes, and the impact of federal and state research and development credits on its tax provision.

Comparison of the Nine Months Ended June 30, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2022 and 2021 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$54,545	$42,288	51%	49%	$12,257	29%
Services and other	51,975	44,238	49%	51%	7,737	17%
Total revenue	$106,520	$86,526	100%	100%	$19,994	23%
Cost of revenue	11,247	11,340	11%	13%	(93)	(1)%
Selling and marketing	28,859	24,048	27%	28%	4,811	20%
Research and development	25,457	19,801	24%	23%	5,656	29%
General and administrative	18,626	16,409	17%	19%	2,217	14%
Amortization and acquisition-related costs	9,947	5,576	9%	6%	4,371	78%
Restructuring costs	1,807	—	2%	—%	1,807	100%
Interest expense	6,125	3,543	6%	4%	2,582	73%
Other income (expense), net	(8)	549	—%	1%	(557)	(101)%
Income tax benefit (provision)	504	(187)	—%	—%	691	(370)%
Net income	$4,948	$6,171	5%	7%	$(1,223)	(20)%
Revenue
Total revenue increased $20.0 million, or 23%, to $106.5 million in the nine months ended June 30, 2022 compared to $86.5 million in the nine months ended June 30, 2021. Software and hardware revenue increased $12.3 million, or 29%, to $54.5 million in the nine months ended June 30, 2022 compared to $42.3 million in the nine months ended June 30, 2021 primarily due to an increase in sales of our Mobile Deposit®, CheckReader™ and IDLive® software products of $12.9 million. This increase was partially offset by a decline in revenue from our identity verification software and hardware products of $0.7 million. Services and other revenue increased $7.7 million, or 17%, to $52.0 million in the nine months ended June 30, 2022 compared to $44.2 million in the nine months ended June 30, 2021 primarily due to strong growth in Mobile Verify® transactional SaaS revenue of $3.8 million in the nine months ended June 30, 2022 compared to the same period in 2021, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue and identity verification software sales of $1.0 million and an increase in SaaS revenue as a result of the HooYu Acquisition of $2.9 million.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $0.1 million, or 1%, to $11.2 million in the nine months ended June 30, 2022 compared to $11.3 million in the nine months ended June 30, 2021. As a percentage of revenue, cost of revenue decreased to 11% in the nine months ended June 30, 2022 from 13% in the nine months ended June 30, 2021. The decrease in cost of revenue is primarily due to decreased costs of our identity verification hardware products as a result of lower hardware revenues during the nine months ended June 30, 2022 compared to the same period in 2021. The decrease is partially offset by an increase in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition and increased costs of our identity verification hardware products due to higher hardware revenues.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $4.8 million, or 20%, to $28.9 million in the nine months ended June 30, 2022 compared to $24.0 million in the nine months ended June 30, 2021. As a percentage of revenue, selling and marketing expenses decreased to 27% in the nine months ended June 30, 2022 from 28% in the nine months ended June 30, 2021. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $3.2 million, higher product promotion costs of $1.1 million and higher travel and related expenses of $0.5 million in the nine months ended June 30, 2022 compared to the same period in 2021.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $5.7 million, or 29%, to $25.5 million in the nine months ended June 30, 2022 compared to $19.8 million in the nine months ended June 30, 2021. As a percentage of revenue, research and development expenses increased to 24% in the nine months ended June 30, 2022 from 23% in the nine months ended June 30, 2021. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount of $3.8 million, higher third-party contractor and other expenses of $1.7 million and higher travel and related expenses of $0.2 million in the nine months ended June 30, 2022 compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.2 million, or 14%, to $18.6 million in the nine months ended June 30, 2022 compared to $16.4 million in the nine months ended June 30, 2021. As a percentage of revenue, general and administrative expenses decreased to 17% in the nine months ended June 30, 2022 from 19% in the nine months ended June 30, 2021. The increase was primarily due to higher personnel-related costs resulting from our increased headcount of $1.2 million, higher third-party and professional fees of $0.7 million, and higher travel and related expenses of $0.3 million during the nine months ended June 30, 2022 compared to the same period in 2021.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $4.4 million, or 78%, to $9.9 million in the nine months ended June 30, 2022 compared to $5.6 million in the nine months ended June 30, 2021. As a percentage of revenue, amortization and acquisition-related costs increased to 9% in the nine months ended June 30, 2022 from 6% in the nine months ended June 30, 2021. The increase in amortization and acquisition-related costs is primarily due to amortization of intangibles associated with the HooYu Acquisition and the ID R&D Acquisition of $4.7 million and expenses associated with the HooYu Acquisition of $2.9 million during the nine months ended June 30, 2022 compared to the same period in 2021. These increases were partially offset by a decrease in the fair value of the contingent consideration liability associated with the ID R&D Acquisition of $2.2 million, a decrease in amortization expense of intangibles related to previous acquisitions that were fully amortized of $0.8 million and a decrease in acquisition-related expense from the ID R&D Acquisition of $0.2 million during the nine months ended June 30, 2022 compared to the same period in 2021.
Restructuring Costs
Over the last three years we have been working towards a multi-horizon strategy that positions us as an identity category leader. We have has invested significantly in building and acquiring innovation, technology, and expertise. At the same time, the COVID-19 pandemic dramatically accelerated digital transformation and the requirements for identity solutions rapidly evolved into a more integrated identity technology stack. The HooYu Acquisition was therefore both timely and necessary but we determined that additional steps needed to be taken to evolve our organization and achieve profitability for our identity business. One of the outcomes of this was an initiative focused on aligning our resources and expense priorities consistent with the investment areas that best enable us to deliver against our identity strategy. Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.8 million in the nine months ended June 30, 2022 and relate to the restructuring plan implemented in June 2022. There were no restructuring costs in the same period in 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes. Interest expense was $6.1 million for nine months ended June 30, 2022 and consisted of $5.2 million of amortization of debt discount and issuance costs and $0.9 million of coupon interest incurred. Interest expense was $3.5 million for nine months ended June 30, 2021 and consisted of $3.1 million of amortization of debt discount and issuance costs and $0.4 million of coupon interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net decreased $0.6 million, or negative

101%, to $8,000 net expense in the nine months ended June 30, 2022 compared to $0.5 million net income in the nine months ended June 30, 2021. The decrease was primarily due to higher realized losses on the sale of marketable securities, higher foreign currency exchange transactional losses and lower interest income net of amortization.
Income Tax Benefit (Provision)
For the nine months ended June 30, 2022, we recorded an income tax benefit of $0.5 million, which yielded an effective tax rate of 11%. For the nine months ended June 30, 2021, we recorded an income tax provision of $0.2 million, which yielded an effective tax rate of negative 3%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2022 and 2021 was primarily due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Liquidity and Capital Resources
On June 30, 2022, we had $90.6 million in cash and cash equivalents and investments compared to $227.4 million on September 30, 2021, a decrease of $136.8 million, or 60%. The decrease in cash and cash equivalents and investments is primarily due to acquisitions, net of cash acquired of $126.6 million, $6.8 million in payments of acquisition-related contingent consideration, and unfavorable foreign currency losses of $1.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities during the nine months ended June 30, 2022 was $16.0 million and resulted primarily from net income of $4.9 million and net non-cash charges of $23.6 million, partially offset by unfavorable changes in operating assets and liabilities of $12.5 million. The primary non-cash adjustments to operating activities were stock-based compensation expense, amortization of intangible assets, accretion and amortization on debt securities, amortization of investment premiums & other, and depreciation and amortization totaling $10.1 million, $9.2 million, $5.2 million, $1.3 million, and $1.1 million, respectively, which were partially offset by net changes in the estimated fair value of acquisition-related contingent consideration and a deferred tax benefit of $2.2 million and $1.1 million, respectively.
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
Cash Flows from Investing Activities
Net cash used in investing activities was $2.2 million during the nine months ended June 30, 2022, which consisted primarily of acquisitions, net of cash acquired of $126.6 million and capital expenditures of $0.9 million, partially offset by net sales and maturities of investments of $125.4 million.
Net cash used in investing activities was $147.4 million during the nine months ended June 30, 2021, which consisted primarily of net purchases of investments of $133.9 million, net cash paid in conjunction with the ID R&D Acquisition of $12.5 million, and capital expenditures of $1.0 million.
Cash Flows from Financing Activities
Net cash used in financing activities was $21.5 million during the nine months ended June 30, 2022, primarily due to $14.8 million in repurchases and retirements of our Common Stock, $6.8 million in payments of acquisition-related contingent consideration, and loans made to non-executive employees of $1.0 million, partially offset by net proceeds from the issuance of equity plan Common Stock of $1.2 million.
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
As of October 28, 2022, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes,” of the notes to consolidated financial statements for more information relating to the Notes Hedge and Warrant Transactions.
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
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on June 30, 2022. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
The Company made purchases of $14.8 million, or approximately 886,204 shares, during the nine months ended June 30, 2022 at an average price of 16.73 per share. The share repurchase plan was completed during the second quarter of fiscal 2022 and total purchases made under the share repurchase program were $15.0 million.
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
Other Liquidity Matters
On June 30, 2022, we had investments of $69.1 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At June 30, 2022, we had $49.5 million of our available-for-sale securities classified as current and $19.5 million of our available-for-sale securities classified as long-term. At September 30, 2021, we had $149.1 million of our available-for-sale securities classified as current and $48.1 million of our available-for-sale securities classified as long-term.
We had working capital of $68.3 million at June 30, 2022 compared to $164.8 million at September 30, 2021.
We do not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies.” Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next eighteen months from the date the financial statements are filed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2021 Annual Report. Except as described below, there has been no material change in this information as of June 30, 2022.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated comprehensive income, net of estimated tax. As of June 30, 2022, our marketable securities had remaining maturities between approximately one and 28 months and a fair market value of $69.1 million, representing 18% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in the United Kingdom, France, the Netherlands, Russia, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro and British pound. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and comprehensive income (loss).
The effect of a hypothetical 10% change in foreign exchange rates on monetary assets and liabilities at June 30, 2022 would results in a change of approximately $16.9 million to our results of operations. To date, foreign currency transaction gains and losses and exchange rate fluctuations have not been material to our financial statements and have not historically.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2022 due to the material weaknesses discussed below.
Material Weaknesses in Internal Control Over Financial Reporting
In connection with the audit of our Company as of and for the year ended September 30, 2021, as previously reported, we identified a material weakness in the operating effectiveness of our internal control over financial reporting as a result of certain control deficiencies related to the precision of our review over the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition.
In response to this material weakness, we have enhanced the documentation of the control to include evidence of our review of the valuation provided by our third-party specialist. The evidence of our review includes corroborating inputs to the valuation, performing a recalculation of the valuation, and ensuring consistency with accounting principles generally accepted in the U.S. We are required to demonstrate the effectiveness of the new processes for a sufficient period of time; therefore, until the efforts to test the necessary control activities we identified, are fully completed, the material weakness continues to exist at June 30, 2022.
In connection with our interim review as of and for the period ended March 31, 2022, as previously reported, we identified a material weakness related to our controls over the review of US and foreign income tax accounts. We did not have sufficient internal technical resources, nor oversight of our third-party tax advisor, to appropriately identify and evaluate certain inputs and assumptions that effect the reported consolidated tax accounts. Our remediation efforts associated with this material weakness which will include increased oversight and review are ongoing and therefore, the material weakness continues to exist at June 30, 2022.
In connection with the preparation of our financial statements as of and for the period ended June 30, 2022, management identified the following additional material weaknesses in our internal control over financial reporting:
i.our controls related to the financial statement close process, specifically related to balance sheet account reconciliations and our review and preparation of the consolidation and financial statements, were not operating effectively to ensure the accuracy and completeness of certain amounts and disclosures;
ii.our controls related to the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes are not designed effectively. This material weakness resulted in a restatement to the second quarter of fiscal 2022; and
iii.our controls related to revenue recognition, specifically over the accounting review of customer contracts, were not designed or operating effectively to ensure completeness and accuracy of revenue recorded.
In response to these material weaknesses, our management, with the oversight of the Audit Committee of our Board of Directors, has identified and begun to implement remediation steps to enhance our overall control environment. Our management is committed to remediating such material weaknesses through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance the design of our financial review controls.
Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

Changes in Internal Control over Financial Reporting
Other than the new material weaknesses identified and our ongoing remediation efforts described above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Although we intend to complete the remediation process as promptly as possible, we cannot at this time estimate how long it will take to remediate these material weaknesses. In addition, we may discover additional material weaknesses that require additional time and resources to remediate and we may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. Until these material weaknesses are remediated, we plan to continue to perform additional analyses and other procedures to ensure that our consolidated financial statements are prepared in accordance with GAAP.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 10 to the consolidated financial statements included in this Form 10-Q is incorporated herein by reference.

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
We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
In the course of preparing our financial statements for fiscal 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. We identified a material weakness in the operating effectiveness of our internal control over financial reporting as a result of certain control deficiencies related to the precision of our review of the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition. In response to this material weakness, we have enhanced the documentation of the control to include evidence of our review of the valuation provided by our third-party specialist. The evidence of our review includes corroborating inputs to the valuation, performing a recalculation of the valuation, and ensuring consistency with accounting principles generally accepted in the U.S. We are required to demonstrate the effectiveness of the new processes for a sufficient period of time; therefore, until the efforts to test the necessary control activities we identified, are fully completed, the material weakness continues to exist at June 30, 2022.
In connection with our interim review as of and for the period ended March 31, 2022, as previously reported, we identified a material weakness related to our controls over the review of US and foreign income tax accounts. We did not have sufficient internal technical resources, nor oversight of our third-party tax advisor, to appropriately identify and evaluate certain inputs and assumptions that effect the reported consolidated tax accounts. Our remediation efforts associated with this material weakness which will include increased oversight and review are ongoing and therefore, the material weakness continues to exist at June 30, 2022.
In connection with the preparation of our financial statements as of and for the period ended June 30, 2022, we also identified the following additional material weaknesses in our control over financial reporting: (i) our controls related to the financial statement close process, specifically related to balance sheet account reconciliations and our review and preparation of the consolidation and financial statements, were not operating effectively to ensure the accuracy and completeness of certain amounts and disclosures; (ii) our controls related to the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes, are not designed effectively. This material weakness resulted in a restatement to the second quarter of fiscal 2022; and (iii) our controls related to revenue recognition, specifically over the accounting review of customer contracts, were not designed or operating effectively to ensure completeness and accuracy of revenue recorded.
To address our material weakness, our management, with the oversight of the Audit Committee of our Board of Directors, has identified and begun to implement remediation steps to enhance our overall control environment. Our management is committed to remediating such material weaknesses through continuing training and hiring of personnel, improving the timeliness of our accounting close process, and continuing to enhance the design of our financial review controls. See Part I, Item 4 “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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
Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.
We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.
In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 25, 2022, the Company granted restricted stock units to one new employee for (i) 29,475 shares of the Company’s common stock, which shall vest over a four year period with 25% of the shares subject thereto vesting on each anniversary of the grant date, (ii) 29,475 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date, subject to the achievement of the annual performance criteria which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index over the applicable annual performance period, and (iii) 9,824 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date if the annual performance criteria (which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index) for the applicable performance period has been exceeded. The restricted stock units were an inducement grant made in accordance with Nasdaq Listing Rule 5635(c)(4) and Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The vesting of each grant is subject to the employee’s continued service with the Company through the applicable vesting date. The inducement grants are subject to the terms and conditions of award agreements covering the grants and the Company’s 2020 Incentive Plan. We intend to file a registration statement on a Form S-8 to register the common stock underlying these restricted stock units prior to the time at which such restricted stock units begin vesting.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the preparation of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 we made adjustments to our financial results in the third quarter of fiscal 2022 that consist of a $5.7 million decrease to other current liabilities, a $4.4 million increase to accrued liabilities and a $1.3 million increase to income taxes payable, a $1.3 million decrease to deferred income tax liabilities, and a $1.3 million decrease to other current assets. The adjustments were made to separately state accrued liabilities on the consolidated balance sheets as the amount was greater than 5% of total current liabilities. Additionally, we noted that certain aspects of our acquisition of HooYu Ltd. (the “HooYu Acquisition”) in March 2022 were improperly accounted for in the quarterly report on Form 10-Q for the quarter ended March 31, 2022. Specifically, we did not account for the representations and warranty insurance purchased in connection with the HooYu Acquisition, which should have been accrued for and fully expensed at the date of the HooYu Acquisition. In addition, we did not accrue for a payment of stamp duty tax related to the HooYu Acquisition, which was paid during the third fiscal quarter ended June 30, 2022. Lastly, we did not record deferred tax assets and deferred tax liabilities based on information available at the time of the HooYu Acquisition. We recognized $1.3 million of acquisition-related costs and expenses in the second quarter that had been previously recognized in the third quarter to match the period in which the related acquisition occurred. Additionally, we recognized a deferred tax asset related to the HooYu Acquisition of $1.0 million as part of the opening balance sheet related to the HooYu Acquisition.We have decided to correct these errors during the quarter ended March 31, 2022, concluding that these expenses, accruals and balance sheet reclassifications are material to the unaudited interim consolidated balance sheet and statement of operations and comprehensive income (loss) as of and for the quarter ended March 31, 2022 and on October 28, 2022, filed an amendment to our Form 10-Q for the quarter ended March 31, 2022 to correct such errors.
As a result of the items described above, certain of the GAAP financial results for the three and nine months ended June 30, 2022 furnished in Exhibit 99.1 to the Current Report on Form 8-K filed on July 28, 2022, differ from the financial results disclosed in this Quarterly Report on Form 10-Q. In addition, certain of the reported GAAP financial results for the three and nine months ended June 30, 2022 differ as a result of the items described above as follows (in thousands, except per share data and percentages):

	Three Months Ended June 30, 2022		Nine Months Ended June 30, 2022
	As Furnished	As Adjusted	As Furnished	As Adjusted
Revenue
Software and hardware	$19,820	$19,820	$54,545	$54,545
Services and other	19,513	19,513	51,975	51,975
Total revenue	39,333	39,333	106,520	106,520
Operating costs and expenses
Cost of revenue—software and hardware	508	508	1,196	1,196
Cost of revenue—services and other	4,059	4,073	10,038	10,051
Selling and marketing	11,174	11,216	28,817	28,859
Research and development	9,411	9,614	25,253	25,457
General and administrative	6,667	6,589	18,704	18,626
Acquisition-related costs and expenses	4,492	3,283	9,827	9,947
Restructuring costs	1,807	1,807	1,807	1,807
Total operating costs and expenses	38,118	37,090	95,642	95,943
Operating income	1,215	2,243	10,878	10,577
Interest expense	2,077	2,077	6,125	6,125
Other income, net	49	89	(48)	(8)
Income before income taxes	(813)	255	4,705	4,444
Income tax provision	(39)	556	(522)	504
Net income	$(852)	$811	$4,183	$4,948
Net income per share—basic	$(0.02)	$0.02	$0.09	$0.11
Net income per share—diluted	$(0.02)	$0.02	$0.09	$0.11
Shares used in calculating net income per share—basic	44,591	44,669	44,721	44,721
Shares used in calculating net income per share—diluted	45,145	45,224	45,793	45,793

	June 30, 2022 (Unaudited)
	As Furnished	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$21,522	$21,543
Short-term investments	49,531	49,531
Accounts receivable, net	29,672	29,618
Contract assets	5,125	5,125
Prepaid expenses	3,453	3,078
Other current assets	4,634	3,194
Total current assets	113,937	112,089
Long-term investments	19,534	19,534
Property and equipment, net	3,723	3,802
Right-of-use assets	5,503	5,484
Intangible assets, net	85,743	85,743
Goodwill	129,260	127,992
Deferred income tax assets	11,963	12,993
Convertible senior notes hedge	—	—
Other non-current assets	5,342	6,959
Total assets	$375,005	$374,596
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,200	$3,981
Accrued payroll and related taxes	10,173	10,276
Accrued liabilities	—	4,432
Deferred revenue, current portion	13,274	13,220
Lease liabilities, current portion	1,908	1,902
Acquisition-related contingent consideration	4,860	4,980
Restructuring accrual	1,807	1,807
Income taxes payable	—	1,332
Other current liabilities	7,522	1,858
Total current liabilities	43,744	43,788
Convertible senior notes	126,157	126,157
Deferred revenue, non-current portion	1,409	1,409
Lease liabilities, non-current portion	4,789	4,776
Deferred income tax liabilities	20,493	19,227
Other non-current liabilities	2,011	1,923
Total liabilities	198,603	197,280
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 60,000,000 shares authorized, 44,396,263 and 44,168,745 issued and outstanding, as of June 30, 2022 and September 30, 2021, respectively	44	44
Additional paid-in capital	211,087	211,212
Accumulated other comprehensive loss	(17,880)	(17,856)
Accumulated deficit	(16,849)	(16,084)
Treasury stock, at cost, no shares and 7,773 shares as of June 30, 2022 and September 30, 2021, respectively	—	—
Total stockholders’ equity	176,402	177,316
Total liabilities and stockholders’ equity	$375,005	$374,596

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

10.2*	Restricted Stock Unit Award Agreement, dated as of May 16, 2022, between Christopher Briggs and Mitek Systems, Inc.	*

10.3*	Performance Restricted Stock Unit Award Agreement, dated as of May 16, 2022, between Christopher Briggs and Mitek Systems, Inc.	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 7, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

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