Form 10-K
period 2022-09-30
MITEK SYSTEMS INC
filed 2023-07-31
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $640,645,736. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 45,507,401 shares of the registrant’s common stock outstanding as of June 30, 2023.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2022

EXPLANATORY NOTE
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”), a Delaware corporation, is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (this “Form 10-K”). This Comprehensive Form 10-K contains our audited consolidated financial statements for the fiscal year ended September 30, 2022, as well as restatement of the following previously filed periods: our unaudited consolidated financial statements covering the quarterly reporting periods for the three and six month periods ended March 31, 2022 and the three and nine month periods ended June 30, 2022.
On May 8, 2023, the Company filed a Current Report on Form 8-K disclosing that the Company determined that its previously issued unaudited interim consolidated financial statements contained in the Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (the “Non-Reliance

Periods”), should no longer be relied upon. For additional information, please refer to our Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”).
Background of Restatement
In connection with the preparation of the Company’s financial statements for the fiscal year ended September 30, 2022, the Company noted that certain revenue contracts and other items were improperly accounted for during three and six months ended March 31, 2022 and the three and nine months ended June 30, 2022. Specifically, the Company (a) did not appropriately (i) recognize revenue on its multiyear term licenses; (ii) recognize revenue related to guaranteed minimums and overages for software as a service (“SaaS”) product sales; (iii) cut off revenue related to term license sales; (iv) capitalize certain commissions paid to the HooYu Ltd (“HooYu”) sales team subsequent to the acquisition of HooYu in March 2022; (v) recognize a lease liability and right-of-use asset related to the office lease assumed in the HooYu acquisition; and (vi) recognize certain liabilities upon the acquisition of HooYu that were not valid liabilities; and (b) misclassified certain employee costs related to cloud operations as research and development expense instead of cost of revenue.
The complete impact of these errors and adjustments is disclosed in Note 15 of the accompanying notes to the consolidated financial statements included in this Form 10-K. The Company has corrected these errors for the quarters ended March 31, 2022 and June 30, 2022.

Internal Control Considerations
In connection with the restatement, management has re-evaluated the effectiveness of the Company’s internal controls over financial reporting as of March 31, 2022. The Audit Committee of the Company’s Board of Directors, with concurrence of management, has concluded that, in light of the errors described above, additional material weaknesses exist in the Company’s internal controls over financial reporting as of March 31, 2022. Management plans to enhance processes by increasing the number of resources with the necessary skill sets, providing ongoing training for key personnel, and designing and implementing appropriate risk assessment and internal control procedures. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, Controls and Procedures of this Form 10-K.

Items Amended By the Filing of this Form 10-K
This Form 10-K reflects changes to the: (i) consolidated balance sheets as of March 31, 2022 and June 30, 2022, (ii) consolidated statements of operations and comprehensive income (loss) for the three and six months ended March 31, 2022 and three and nine months ended June 30, 2022, and (iii) consolidated statements of stockholders’ equity, and statements of cash flows for the six months ended March 31, 2022 and the nine months ended June 30, 2022, and the related notes thereto. Restatement of consolidated financial statements for the quarterly periods are disclosed in Note 15 of the accompanying notes to the consolidated financial statements included in this Form 10-K. The Company has not filed, and does not intend to file, amendments to its previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
See Note 15 of the accompanying notes to the consolidated financial statements, included in Part II, Item 8 of this Form 10-K for additional information on the effects of the restatement and the related consolidated financial statement effects.

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” that are often identified by the use of regarding future events and future results that are subject to the safe harbors created under the meaning, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements.
Statements that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target,” or similar expressions.
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
•the loss of key employees and executives;
•our sales and marketing strategy, including our international sales and channel partner strategy;
•customer product adoption and purchasing patterns, including renewal, expansion and conversion from on-premises to cloud services;
•management’s plans, beliefs and objectives for future operations;
•our ability to provide compelling, uninterrupted and secure cloud services to our customers;
•the impact of geopolitical events, including the war in Ukraine;
•our acquisitions, including the expected impacts of such acquisitions;
•expected impact of changes in accounting pronouncements and other financial and non-financial reporting standards;
•exposure to interest rate changes;
•inflation; and
•the impact of climate change, natural disasters and actual or threatened public health emergencies.
These statements represent the beliefs and assumptions of our management based on the information currently available to us. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified above, and those discussed in the section titled “Risk Factors” included in Part I, Item 1A. Furthermore, such forward-looking statements speak only as of the date of report. Except as required by law, we undertake no obligations to update any forward-looking statements to reflect events or circumstances that occur after the date of this report.
i

PART I

ITEM 1.    BUSINESS.

Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,800 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers. It provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
In March of 2022, Mitek acquired HooYu Ltd. (“HooYu”), a leading KYC technology provider in the United Kingdom. Such technology helps to ensure businesses know the true identity of their customers by linking biometric verification with real-time data aggregation across many different sources, including credit bureaus, international sanctions lists, local law-enforcement, and others.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek’s services through their respective platforms.
Product and Technology Overview
Technology
During the twelve months ended September 30, 2022, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
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
Products
Mobile Deposit®
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mobile Deposit® is embedded within the financial institutions’ digital banking apps used by consumers and has now processed more than six billion check deposits. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010. Today, Mitek holds more than 80 U.S. patents related to document image capture technology.
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

Mobile Verify®
Mobile Verify® is an identity verification solution that can be integrated into mobile apps, mobile websites, and desktop applications. Mobile Verify® combines an optimal image capture experience with our leading document authentication technology — helping our customers validate an identity document presented in a digital transaction is genuine and unaltered. Adding a second layer for identity proofing, Mobile Verify® matches the portrait extracted from the identity document with a selfie of its presenter by doing a biometric face comparison.
The Mobile Verify® identity verification engine is a modular cross-platform architecture that uses machine learning and advanced computer vision algorithms. To achieve the highest accuracy rates, Mitek’s technology was conceptualized to verify the authenticity of an identity document in the following systematic approach:
•Guided document capture, enabling users to take a quality photo for optimal processing;
•Document classification computer vision algorithms that recognize and classify thousands of diverse identity documents from around the world allowing for reliable data extraction;
•Data extraction that goes beyond traditional Optimal Character Recognition (“OCR”) to deconstruct the document and analyze the content of each field; and
•Evaluation of authenticity elements, using a combination of machine learning techniques and unique computer vision algorithms to help determine the authenticity of a document by evaluating several elements within the document.
Mobile Fill®
Mobile Fill®, which includes automatic image capture, minimizes the number of clicks and expedites form fill completion. In mere seconds, and just by taking a photo of an identity document, people can easily complete application forms and quickly become approved customers. Organizations can use Mobile Fill® for a variety of purposes, including streamlining the process of opening a checking, savings, or credit card account, paying a bill, activating an offer, and more. Mobile Fill® is available for native apps and web browser applications.
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
CheckReader™
CheckReader™ enables financial institutions to automatically extract data from checks once they have been scanned or photographed by the application. Easily integrated into mobile and server-based applications providing automatic image pre-processing and recognition capabilities, CheckReader™ allows for the automatic recognition of all fields on checks and generic payments documents, whether handwritten or machine printed. CheckReader™ is utilized as a core component throughout a wide range of check processing applications, including ATMs, centralized and back office processes, remittance, merchants, and fraud applications. CheckReader™ is deployed worldwide in over forty countries.
Check Fraud Defender
The premier AI-powered and cloud-hosted model for fighting check fraud, Check Fraud Defender uses Mitek’s proprietary check image science to spot visual anomalies in checks submitted by participating banks to better isolate suspected fraud and reduce bank and consumer losses. Check Fraud Defender helps banks fight check fraud by analyzing more than 18 visual elements of a check to give a more comprehensive view of possible fraud.
Check Intelligence
Check Intelligence enables financial institutions to automatically extract data from a check image received across any deposit channel—branch, ATM, remote deposit capture, and mobile. Through the automatic recognition of all fields on checks, whether handwritten or machine printed, Check Intelligence speeds up the time to deposit for banks and customers and helps enable financial institutions to comply with check clearing regulations. With built-in image quality analysis and image usability analysis, Check Intelligence also ensures that the check meets the Check Clearing for the 21st Century Act requirements and other industry and regulatory standards.
Mitek Verified Identity Platform (“MiVIP®”)
MiVIP® is an end-to-end KYC platform that helps companies to quickly design, build, and deploy robust KYC journeys with little or no development resources. We combine facial biometrics, liveness detection, ID document validation, database checks, geolocation, digital footprint analysis, and more to provide the clearest picture of who is requesting access to a business’ services. The platform provides robust identity verification through comprehensive document verification, biometric comparison, and liveness detection. The platform also simplifies the end user experience with omni-channel journey support in which users can easily switch between a mobile and desktop experience without losing their journey progress, or pause and pick up their journey at a later time via a different device.
MiPass®
MiPass®, with its state-of-the-art facial and voice biometric capabilities, provides increased protection against today’s most sophisticated forms of identity theft and increasingly dangerous fraud techniques, such as deepfakes and synthetic identities. These technologies ensure the highest level of security against evolving threats while delivering a superior consumer experience.
As more interactions move online, passwords are a challenging and a highly imperfect solution for granting account access to customers. Asking trusted customers to re-assert their identity at every touchpoint only leads to frustration and abandonment. And passwords leave customers vulnerable to identity theft and account takeover attacks. The availability, simplicity, and convenience of biometrics on consumer devices has opened the door for organizations in all industries to transform the trusted customer experience. MiPass® strengthens a business’s trust in a consumer’s real-world identity using a sophisticated combination of biometrics that are extremely difficult to falsify – face, liveness detection, and voice allowing organizations to replace passwords and one-time passcodes with biometric authentication that can be easily embedded into existing platforms and customer experiences.
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
IDLive Doc™
IDLive Doc™ works to fight fraud related to digitally displayed document images. This AI-based product validates the physical presence of documents used when verifying customer identities online. The product can be added to any onboarding or electronic KYC solution, providing another layer of fraud prevention for banks, gig economy companies, telecom companies, and others.
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
As of September 30, 2022, the U.S. Patent and Trademark Office has issued us 80 patents with expiration dates ranging from 2026 through 2037 and we have filed for 16 additional domestic and international patents. In addition, we generally enter into confidentiality agreements with certain employees.
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
We expect research and development expenses during fiscal year 2023 to increase as compared with those incurred in fiscal year 2022 as we continue our new product research and development efforts.
Human Capital Resources
As of September 30, 2022, we had 588 employees, 170 in the U.S. and 418 internationally, 565 of which are full time. Our total employee base consists of 327 sales and marketing, professional services, and document review employees, 199 research and development and support employees, and 62 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2022. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than a certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
Available Information
We are subject to the reporting requirements of the Exchange Act. Consequently, we are required to file reports and information with the SEC, including reports on the following forms: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports and other information concerning us may be accessed, free of charge, through the SEC’s website at www.sec.gov and our website at www.miteksystems.com. These reports are placed on our website as soon as reasonably practicable after they are filed with the SEC. Information contained in, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Form 10-K.

ITEM  1A.    RISK FACTORS.

Risk Factor Summary
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the Securities and Exchange Commission before making investment decisions regarding our common stock.
•We currently derive substantially all of our revenue from a few types of technologies. If these technologies and the related products do not achieve or continue to achieve market acceptance, our business, financial condition, and results of operations would be adversely affected.
•We cannot predict the impact that the decline of the use of checks, changes in consumer behavior facilitated by advances in technologies, and the development of check alternatives, or the plateau of the penetration of active mobile banking users may have on our business.
•Claims that our products infringe upon the rights, or have otherwise utilized proprietary information, of third parties may give rise to costly litigation against us or our customers who we may be obligated to indemnify, and we could be prevented from selling those products, required to pay damages, and obligated to defend against litigation or indemnify our customers.
•If the patents we own or license, or our other intellectual property rights, do not adequately protect our technologies, we may lose market share to our competitors and be unable to operate our business profitably.
•We face competition from several companies that may have greater resources than we do, which could result in price reductions, reduced margins, or loss of market share.
•We must continue to engage in extensive research and development in order to remain competitive.
•Defects or malfunctions in our products could hurt our reputation, sales and profitability.
•Our lengthy sales cycles and the difficulty in predicting timing of sales or delays may impair our operating results.
•Our historical order flow patterns, which we expect to continue, have caused forecasting difficulties for us. If we do not meet our forecasts or analysts’ forecasts for us, the price of our common stock may decline.
•Entry into new lines of business, and our offering of new products and services, resulting from our acquisitions may result in exposure to new risks.
•Adverse economic conditions or reduced spending on information technology solutions may adversely impact our revenue and profitability.
•We may need to raise additional capital to fund continuing operations and an inability to raise the necessary capital or the inability to do so on acceptable terms could threaten the success of our business.
•We expect to incur additional expenses related to the integration of ID R&D, Inc. and HooYu Ltd.
•We may be unable to successfully integrate our business with the respective businesses of ID R&D, and HooYu and realize the anticipated benefits of the acquisitions.
•Our actual financial and operating results following the acquisitions of ID R&D and HooYu could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.
•Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.
•We face risks related to the storage of our customers’ and their end users’ confidential and proprietary information. Our products may not provide absolute security. We may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.
•Due to our operations in non-U.S. markets, we are subject to certain risks that could adversely affect our business, results of operations or financial condition.
•Our international operations may increase our exposure to potential liability under anti-corruption, trade protection, tax, and other laws and regulations.
•Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.
•Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

•We have a history of losses and we may not be able to maintain profitability in the future.
•An “ownership change” could limit our ability to utilize our net operating loss and tax credit carryforwards, which could result in our payment of income taxes earlier than if we were able to fully utilize our net operating loss and tax credit carryforwards.
•Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.
•Our business could be adversely affected in the event we default under our debt agreements.
•Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.
•Evolving domestic and international data privacy regulations may restrict our ability, and that of our customers, to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.
•From time-to-time our Board explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of our company. Our Board may not be able to identify or complete any suitable strategic alternatives, and announcements regarding any such strategic alternatives could have an impact on our operations or stock price.
•Future sales of our common stock by our insiders may cause our stock price to decline.
•A potential proxy contest for the election of directors at our annual meeting could result in potential operational disruption, divert our resources, and could potentially result in adverse consequences under certain of our agreements.
•Our corporate documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
•Our restated certificate of incorporation and second amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
•The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
•Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value.
•As a result of our failure to timely file our Annual Report on Form 10-K for year ended September 30, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2022 and March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•Our second amended and restated bylaws provide that a state or federal court located within in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
•If we are unable to retain and recruit qualified personnel, or if any of our key executives or key employees discontinues his or her employment with us, it may have a material adverse effect on our business.
•Legislation and governmental regulations enacted in the U.S. and other countries that apply to us or to our customers may require us to change our current products and services and/or result in additional expenses, which could adversely affect our business and results of operations.
•Future sales of our common stock could cause the market price of our common stock to decline.
•If financial or industry analysts do not publish research or reports about our business, or if they issue negative or misleading evaluations of our stock, our stock price and trading volume could decline.
•We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
•Natural disasters or other catastrophic events may disrupt our business.

Risk Factors
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to U.S. Patent No. 9,818,090 (“the ’090 Patent”)) was denied institution. On November 24, 2020, and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the U.S. Patent Nos. 8,977,571 (“the ’571 Patent”), 8,699,779 (“the ’779 Patent”), or 9,336,517 (“the ’517 Patent”) were unpatentable.

On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 (“the ’432 Patent”) and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC Bank does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—the ’779 Patent and the ’571 Patent. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 (“the ‘605 Patent”) and 10,013,681 (“the ‘681 Patent”) (the “Second PNC Lawsuit”). On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit” and together with the First PNC Lawsuit and the Second PNC Lawsuit, the “PNC Lawsuits”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136. A jury trial was held in May 2022 on the consolidated First PNC Lawsuit and Second PNC Lawsuit. The jury found that PNC willfully infringed at least one patent claim and awarded USAA $218 million in damages. The Court denied PNC Bank’s equitable defenses and entered a Final Judgment in the consolidated First PNC Lawsuit and Second PNC Lawsuit on August 19, 2022. A jury trial was held in September 2022 on the Third PNC Lawsuit. The jury found that PNC infringed at least one patent claim and awarded USAA $4.3 million in damages. The Court entered a Final Judgment in the Third PNC Lawsuit on February 16, 2023.
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and the ’090 Patent (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The court held another hearing on USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds, and once again granted USAA’s motion to dismiss on February 23, 2023. The Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
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
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ‘681 Patent and the ’605 Patent—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing and requests for POP review. The requests for POP review were denied in March 2023; the requests for rehearing were denied in March and April 2023.

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
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina, which was denied. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the First Amended Complaint. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 patent. Final written decisions are expected in mid-2024.
Furthermore, we may initiate other claims or litigation against parties for infringement of our intellectual property rights or to establish the validity of our intellectual property rights. Litigation, either as plaintiff or defendant, could result in significant expense to us, whether or not such litigation is resolved in our favor. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations.
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
We expect to incur additional expenses related to the integration of ID R&D, Inc. and HooYu Ltd.
We expect to incur additional expenses in connection with the integration of the business, policies, procedures, operations, technologies, and systems of ID R&D, a New York corporation and HooYu Ltd. There are a number of systems and functions that are being integrated into our larger organization, including, but not limited to, management information, accounting and finance, billing, payroll and benefits, and regulatory compliance. In addition, the acquisitions of non-public entities such as ID R&D and HooYu, are particularly challenging because their prior practices may not meet the requirements of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and/or accounting principles generally accepted in the U.S. (“GAAP”). While we have assumed that a certain level of expenses would be incurred to integrate this business, there are a number of factors beyond our control that could affect the total amount or the timing of all of the expected integration expenses. Moreover, many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.
We may be unable to successfully integrate our business with the respective businesses of ID R&D, and HooYu and realize the anticipated benefits of the acquisitions.
Our management will be required to continue to devote significant attention and resources to integrating our business practices and operations with that of ID R&D and HooYu. In particular, the acquisitions of ID R&D and HooYu involve the combination of companies that previously operated independently in different countries. Potential difficulties we may encounter as part of the integration process include, but are not limited to, the following:

•complexities associated with managing our business and the respective businesses of ID R&D and HooYu following the completion of the acquisition, including the challenge of integrating complex systems, technology, networks, and other assets of each of the companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;
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
Our actual financial and operating results following the acquisitions of ID R&D and HooYu could differ materially from any expectations or guidance provided by us concerning our future financial and operating results.
The combined company resulting from the acquisitions of ID R&D and HooYu may not perform as we or the market expects. Expectations regarding each of ID R&D’s and HooYu’s impact on our financial and operating results are subject to numerous assumptions, including assumptions derived from our diligence efforts concerning the status of and prospects for the businesses of ID R&D and HooYu, respectively, and assumptions relating to the near-term prospects for our industry generally and the market for the products of ID R&D and HooYu in particular. Additional assumptions that we have made relate to numerous matters, including, without limitation, the following:
•projections of future revenues;
•anticipated financial performance of products and products currently in development;
•our expected capital structure after the acquisitions, including after the distribution of any earnout shares that may (under certain circumstances) become payable to the former shareholders of ID R&D;
•our ability to maintain, develop and deepen relationships with the respective customers of ID R&D and HooYu; and
•other financial and strategic risks of the acquisitions.
We cannot provide any assurances with respect to the accuracy of our assumptions, including our assumptions with respect to future revenues or revenue growth rates, if any, of ID R&D or HooYu. Risks and uncertainties that could cause our actual results to differ materially from currently anticipated results include, but are not limited to, risks relating to our ability to realize incremental revenues from the acquisitions in the amounts that we currently anticipate; risks relating to the willingness of customers and other partners of ID R&D or HooYu to continue to conduct business with the combined company; and numerous risks and uncertainties that affect our industry generally and the markets for our products and those of each of ID R&D and HooYu. Any failure to realize the financial benefits we currently anticipate from the acquisitions would have a material adverse impact on our future operating results and financial condition and could materially and adversely affect the trading price or trading volume of our common stock.
Our annual and quarterly results have fluctuated greatly in the past and will likely continue to do so, which may cause substantial fluctuations in our common stock price.
Our annual and quarterly operating results have in the past, and may in the future, fluctuate significantly depending on factors including the timing of customer projects and purchase orders, new product announcements and releases by us and other companies, gain or loss of significant customers, price discounting of our products, the timing of expenditures, customer product delivery requirements, the availability and cost of components or labor, and economic conditions, both generally and in the information technology market. Revenues related to our licenses for mobile imaging software products are required to be recognized upon satisfaction of all applicable revenue recognition criteria. The recognition of future revenues from these licenses is dependent on a number of factors, including, but not limited to, the terms of our license agreements, the timing of implementation of our products by our channel partners and customers and the timing of any re-orders of additional licenses and/or license renewals by our channel partners and customers. Any unfavorable change in these or other factors could have a material adverse effect on our operating results for a particular quarter or year, which may cause downward pressure on our common stock price.
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
•compliance with, and potentially adverse tax consequences of foreign tax regimes;
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
The FCPA and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we may receive inquiries from authorities in the U.S. and elsewhere about our business activities outside of the U.S. and our compliance with Anti-Corruption Laws. While we have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our acquisitions of ID Checker, ICAR, A2iA, ID R&D, and HooYu may significantly increase our exposure to potential liability under Anti-Corruption Laws. ID Checker, ICAR, A2iA, ID R&D, and HooYu were not historically subject to the FCPA, Sarbanes-Oxley, or other laws, to which we are subject, and we may become subject to liability if in the past, ID Checker’s, ICAR’s, A2iA’s, ID R&D’s, and HooYu’s operations did not comply with such laws.
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
The transfer of personal data from the European Union (“EU”) to the U.S. has become a significant area of potential operational and compliance risk. In 2020, the Court of Justice of the European Union (“CJEU”) and the Swiss Federal Data Protection and Information Commissioner invalidated the U.S.-EU and U.S.-Swiss Privacy Shield frameworks, respectively. Privacy Shield was a mechanism for companies to transfer data from EU member states or Switzerland to the U.S. In its decision, the CJEU also indicated that individual EU member states could determine whether Standard Contractual Clauses (“SCCs”) (another “adequate” option for data transfers) are sufficient to securely transfer data out of the EU. A number of local country data protection authorities in the EU subsequently determined that SCCs were invalid for data transfers to the U.S. The EU Data Protection Board subsequently published updated SCCs to address some of the issues presented in the CJEU decision. Those new SCCs were required to be in place by December 27, 2022, and required significant effort for companies to review and revise their EU-U.S. data transfer agreements. Because of the legal challenges presented by these court and data protection authority decisions, there is uncertainty regarding the legal basis for data transfers to the U.S., which could lead to interruption of such transfers. The complex nature and shifting laws related to EU/UK/Switzerland to U.S. data transfers could cause operational interruptions, liabilities and reputational harm. These and other requirements could increase the cost of compliance for us and our customers, restrict our and our customers’ ability to store and process data, negatively impact our ability to offer our solutions in certain locations and limit our customers’ ability to deploy our solutions globally. These consequences may be more significant in countries with legislation that requires data to remain localized “in country,” as this could require us or our customers to establish data storage in other jurisdictions or apply local operational processes that are difficult and costly to integrate with global processes.
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
The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, and others have been implemented upon the SEC’s adoption of related rules and regulations, the Dodd-Frank Act is not yet fully implemented and the scope and timing of the adoption of additional rules and regulations thereunder is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”). Our independent registered public accounting firm is required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm, if applicable, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Although we generated net income for the twelve months ended September 30, 2022, 2021, and 2020, operations resulted in a net loss of $0.7 million and $11.8 million for the twelve months ended September 30, 2019, 2018, respectively. We may continue to incur significant losses for the foreseeable future which may limit our ability to fund our operations and we may not generate income from operations in the future. As of September 30, 2022, September 30, 2021, and September 30, 2020, we had an accumulated deficit of $18.0 million, $6.1 million, and $14.0 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
Our cash and cash equivalents could be adversely affected if the financial institutions at which we hold our cash and cash equivalents fail.
Our cash and cash equivalents that we use to satisfy our working capital and operating expense needs are held in accounts at various financial institutions. The balance held in deposit accounts often exceeds the Federal Deposit Insurance Corporation (“FDIC”) deposit insurance limit or similar government deposit insurance schemes. Our cash and cash equivalents could be adversely impacted, including the loss of uninsured deposits and other uninsured financial assets, if one or more of the financial institutions in which we hold our cash or cash equivalents fails or is subject to other adverse conditions in the financial or credit markets.
We maintain a significant amount our cash and cash equivalents in Silicon Valley Bank, a division of First Citizens Bank (“SVB”), and our deposits at this institution exceeds insured limits. In March 2023, SVB failed and the FDIC took control of SVB. The Federal Reserve subsequently announced that account holders would be made whole and we were able to access all of our cash held at SVB. There is no guarantee that the Federal Reserve Board, the U.S. Treasury Department and the FDIC will provide access to uninsured funds in the future in the event of the closure of any other banks or financial institutions in a timely fashion or at all. Any inability to access or delay in accessing these funds could adversely affect our business, financial position, and liquidity.
If we do not effectively diversify our bank deposits and investment portfolio, the value and liquidity of our investments may fluctuate substantially which could affect our access to capital and results of operations in a material way. Furthermore, our access to our cash and cash equivalents in amounts adequate to finance our operations could be significantly impaired if the financial institutions with which we have arrangements directly face liquidity constraints or failures. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any material decline in available funding or our ability to access our cash and cash equivalents could adversely impact our results of operations and liquidity.
Our business could be adversely affected in the event we default under our debt agreements.
In the event we default on any debt agreement, including those related to our convertible notes due 2026, our business, ability to make distributions, financial condition, results of operations and cash flows could be adversely affected. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.
Our ability to meet our payment obligations under our debt instruments depends on our ability to generate significant cash flows in the future. This, to some extent, is subject to market, economic, financial, competitive, legislative, and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs.
Our revenues are dependent on our ability to maintain and expand existing customer relationships and our ability to attract new customers.
The continued growth of our revenues is dependent in part on our ability to expand the use of our solutions by existing customers and attract new customers. If we are unable to expand our customers’ use of our solutions, sell additional solutions to our customers, maintain our renewal rates for maintenance and subscription agreements and expand our customer base, our revenues may decline or fail to increase at historical growth rates, which could adversely affect our business and operating results. In addition, if we experience customer dissatisfaction with customers in the future, we may find it more difficult to increase use of our solutions within our existing customer base and it may be more difficult to attract new customers, or we may be required to grant credits or refunds, any of which could negatively impact our operating results and materially harm our business.
Evolving domestic and international data privacy regulations may restrict our ability, and that of our customers, to solicit, collect, process, disclose and use personal information or may increase the costs of doing so, which could harm our business.

Federal, state and foreign governments and supervising authorities have enacted, and may in the future enact, laws and regulations concerning the solicitation, collection, processing, disclosure or use of consumers' personal information, including sensitive information such as biometric data. Evolving regulations regarding personal data and personal information, in the European Union and elsewhere, especially relating to classification of IP addresses, machine identification, household data, location data, biometric data, and other information, may limit or inhibit our ability to operate or expand our business. Such laws and regulations require or may in the future require us or our customers to implement privacy and security policies and practices; permit individuals to access, correct or delete personal information stored or maintained by us or our customers; inform individuals of security incidents that affect their personal information; and, in some cases, obtain consent to use personal information for specified purposes. Other proposed legislation could, if enacted, impose additional requirements and prohibit the use of specific technologies, such as those that track individuals' activities on web pages or record when individuals click on a link contained in an email message, or those relating to collection and use of biometric identifiers, and systems reliant on such technologies. Such laws and regulations could restrict our customers' ability to collect and use web browsing data and personal information, or utilize biometrics-derived information, which may reduce our customers' demand for our solutions. The laws in this area are complex and developing rapidly.
In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020 and has been dubbed the first “GDPR-like” law (referring to the EU's General Data Protection Regulation, described below) in the United States. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The California Privacy Rights Act (the “CPRA”) was approved by California voters in the November 3, 2020 election, and created additional obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. Aspects of the CCPA and the CPRA (referred to collectively as “the California Legislation”), and their interpretation and enforcement, remain uncertain. For example, Virginia recently passed its Consumer Data Protection Act, which went into effect on January 1, 2023, and Colorado recently passed the Colorado Privacy Act, which will go into effect on July, 2023, and both of which differ from the California Legislation. Additional U.S. states have enacted, or are considering, similar data privacy laws. We cannot fully predict the impact of these state laws, including the California Legislation, on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
Changing industry standards and industry self-regulation regarding the collection, use and disclosure of data may have similar effects. Existing and future privacy and data protection laws and increasing sensitivity of consumers to unauthorized disclosures and use of personal information may also negatively affect the public's perception of our customers' sales practices. If our solutions are perceived to cause, or are otherwise unfavorably associated with, insecurity of personal information, whether or not illegal, we or our customers may be subject to public criticism. Public concerns regarding data collection, privacy and security may also cause some consumers to be less likely to visit our customers' websites or otherwise interact with our customers, which could limit the demand for our solutions and inhibit the growth of our business. Any failure on our part to comply with applicable privacy and data protection laws, regulations, policies and standards or any inability to adequately address privacy or security concerns associated with our solutions, even if unfounded, could subject us to liability, damage our reputation, impair our sales and harm our business. Furthermore, the costs to our customers of compliance with, and other burdens imposed by, such laws, regulations, policies and standards may limit adoption of and demand for our solutions.
Risks Related to Investing in Our Common Stock
From time-to-time our Board explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of our company. Our Board may not be able to identify or complete any suitable strategic alternatives, and announcements regarding any such strategic alternatives could have an impact on our operations or stock price.
From time-to-time our Board explores and considers strategic alternatives, including financings, strategic alliances, acquisitions, or the possible sale of our company. We currently have no agreements or commitments to engage in any specific strategic transactions, and we cannot assure you that any future explorations of various strategic alternatives will result in any specific action or transaction. If we determine to engage in a strategic transaction, we cannot predict the impact that such strategic transaction might have on our operations or stock price. We do not intend to provide updates or make further comments regarding the evaluation of strategic alternatives, unless otherwise required by law.
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
Our investors may launch a proxy contest to nominate director candidates for election to the Board at our annual meeting of stockholders. A proxy contest would require us to incur significant legal fees and proxy solicitation expenses and could result in potential operational disruption, including that the investor-nominated directors (if elected) may have a business agenda for our company that is different than the strategic and operational plans of the existing Board, which agenda may adversely affect our stockholders. Further, any perceived uncertainties as to our future direction and control could result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results and create increased volatility in our stock price.
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
Our corporate documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
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
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2022, the closing price of our common stock ranged from $5.56 to $23.03. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As a result of our failure to timely file our Annual Report on Form 10-K for year ended September 30, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2022 and March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

As a result of our failure to timely file our Annual Report on Form 10-K for year ended September 30, 2022, and our Quarterly Reports on Form 10-Q for the quarters ended December 31, 2022 and March 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 . In addition, if we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations.
Our second amended and restated bylaws provide that a state or federal court located within in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our second amended and restated bylaws provide that, unless we consent to an alternative forum, a state or federal court located within the state of Delaware will be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision. The foregoing choice of forum provision is not intended to apply to any actions brought under the Securities Act of 1933, as amended, or the Securities Act, or the Securities Exchange Act of 1934, as amended, or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
This choice of forum provision in our Bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the state or federal courts in the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the enforceability of similar choice of forum provisions in other companies’ governing documents has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provision in our Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
We may not be able to maintain our listing on The Nasdaq Stock Market LLC (“Nasdaq”), or trading on the Nasdaq Capital Market may otherwise be halted or suspended, which may negatively impact the price of our common stock. If our common stock is delisted from Nasdaq, our business, financial condition, results of operations and share price could be adversely affected, and the liquidity of our common stock could be impaired.
We have in the past and may in the future fail to comply with the Nasdaq listing requirements, including the continued listing requirement to timely file all required periodic financial reports with the SEC. As of the date of the filing of this Form 10-K, we have not yet filed our Form 10-Qs for the quarterly periods ended December 31, 2022 and March 31, 2023. If our common stock ceases to be listed for trading on Nasdaq for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain listing on Nasdaq may constitute an event of default under our outstanding indebtedness, including our convertible notes due 2026, and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on Nasdaq, we will be limited in our ability to raise additional capital we may need.
On August 11, 2022, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires that a listed company timely file all required periodic financial reports with the SEC as a result of our failure to file our Quarterly Report on Form 10-Q for the period ended June 30, 2022. We submitted a plan to regain compliance on October 12, 2022 and on October 18, 2022, the Company received an exception of 180 days from the date the filing was due to regain compliance. On October 28, 2022, the Company filed its Quarterly Report on Form 10-Q for the period ended June 30, 2022 and regained compliance.
On December 16, 2022, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “Form 10-K”). We submitted an initial plan of compliance to Nasdaq on February 9, 2023.
On February 16, 2023, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (the “Q1 Form 10-Q”) and our then-continuing delinquency to file our Form 10-K. On March 1, 2023, we submitted to Nasdaq an update to our previously submitted plan of compliance. On March 15, 2023, we received an exception from Nasdaq allowing us until June 12, 2023 (the “Compliance Deadline”), or 180 days from the initial due date of the Form 10-K, to regain compliance by filing the Form 10-K and Q1 Form 10-Q.
On May 12, 2023, we were notified by Nasdaq that we were not in compliance with the Nasdaq requirement that a company shall timely file all required period financial reports with the SEC as a result of our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Q2 Form 10-Q”) and our then-continuing delinquency to file our Form 10-K and Q1 Form 10-Q. On May 26, 2023, we submitted to Nasdaq another update to our previously submitted plan of compliance.
As this Form 10-K and our delinquent Form 10-Qs were not filed by the Compliance Deadline, on June 13, 2023, we received a Staff Delisting Determination from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the Nasdaq Listing Qualifications Department (the “Staff”) has initiated a process to delist our securities from Nasdaq as a result of us not being in compliance with the Listing Rule. The notice was issued because we had not filed our Form 10-K, Q1 Form 10-Q and Q2 Form 10-Q in a timely manner and did not meet the terms of the exception by the Compliance Deadline.
On June 20, 2023 we submitted our request for a hearing before an independent Nasdaq Hearings Panel (the “Panel”). Our common stock will continue to trade on the Nasdaq Capital Market under the symbol “MITK” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. The Panel has discretion to grant an exception for up to 180 days after the Nasdaq Staff’s initial delisting decision. There can be no assurance that the Panel will grant our request for a stay pending the hearing process or any further extension following the hearing or continued listing. We have developed a detailed plan to present to the Panel in an effort to regain compliance with the Listing Rule and obtain an extended stay. If our common stock ceases to be listed for trading on Nasdaq, we expect that our common stock would be traded on the over-the-counter market.
Risks Related to Regulation and Compliance
We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.
In the course of preparing our financial statements for fiscal 2022 and 2021, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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
Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we are required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on Nasdaq.
General Risk Factors

If we are unable to retain and recruit qualified personnel, or if any of our key executives or key employees discontinues his or her employment with us, it may have a material adverse effect on our business.
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2022, we had 1,477,769 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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
Natural disasters or other catastrophic events may disrupt our business.
Our business operations are subject to interruption by natural disasters and other catastrophic events, such as fire, floods, earthquakes, power loss, telecommunications failure, cyberattack, war or terrorist attack, or epidemic or pandemic. To the extent such events impact our facilities or off-premises infrastructure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our software development, lengthy interruptions in our services, breaches of data security and loss of critical data, all of which could have an adverse effect on our future operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM  2.    PROPERTIES.

Our principal executive offices, as well as our research and development facility, are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024.
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom, each of which does not contain material lease obligations for us. We believe our existing properties are in good condition and are sufficient and suitable for the conduct of our business.

ITEM  3.    LEGAL PROCEEDINGS.
For a description of legal proceedings, refer to Note 10 of the accompanying notes to Consolidated Financial Statements included in this Form 10-K, which is incorporated herein by reference.

ITEM  4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Common Stock
Our common stock, $0.001 par value, is traded on the Nasdaq Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on June 30, 2023 was $10.84. As of June 30, 2023, there were 236 stockholders of record of our common stock and an undetermined number of beneficial owners.
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
Stock Performance Graph
The following information shall not be deemed to be “filed” with the SEC nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference into such future filing.
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2017 through September 30, 2022 to the cumulative return over such period of (i) a broad market index, the Nasdaq Composite Index and (ii) an industry index, the Nasdaq-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $9.50 per share on September 30, 2017, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index

The graph above reflects the following values:

	2017	2018	2019	2020	2021	2022
MITK	$114.60	$85.04	$116.41	$153.68	$223.16	$110.49
Nasdaq Composite	$122.29	$151.47	$150.59	$210.23	$272.00	$199.09
Nasdaq-100 Technology Sector Index	$133.80	$155.88	$171.95	$230.69	$310.14	$206.26

ITEM  6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under Item 1A—“Risk Factors” or in other parts of this report. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors.”
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,800 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers. It provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
In March of 2022, Mitek acquired HooYu Ltd. (“HooYu”), a leading KYC technology provider in the United Kingdom. Such technology helps to ensure businesses know the true identity of their customers by linking biometric verification with real-time data aggregation across many different sources, including credit bureaus, international sanctions lists, local law-enforcement, and others.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek’s services through their respective platforms.
Fiscal Year 2022 Highlights

•Revenues for the twelve months ended September 30, 2022 were $143.9 million, an increase of 20% compared to revenues of $119.8 million for the twelve months ended September 30, 2021.
•Net income was $3.0 million, or $0.07 per diluted share, for the twelve months ended September 30, 2022, compared to a net income of $8.0 million, or $0.18 per diluted share, for the twelve months ended September 30, 2021.
•Cash provided by operating activities was $26.4 million for the twelve months ended September 30, 2022, compared to $37.3 million for the twelve months ended September 30, 2021.
•During fiscal 2022 the total number of financial institutions licensing our technology continued to exceed 7,800.
•We added new patents to our portfolio during fiscal year 2022, bringing our total number of issued patents to 80 as of September 30, 2022. In addition, we had 16 patent applications outstanding as of September 30, 2022.
Acquisition of HooYu Ltd
On March 23, 2022, the Company completed the acquisition of HooYu (the “HooYu Acquisition”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain selling parties identified in the Purchase Agreement. Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu, a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness.
Market Opportunities, Challenges, & Risks
See Item 1: “Business” for details regarding additional market opportunities, challenges and risks.

Results of Operations
Comparison of the Twelve Months Ended September 30, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$72,494	$60,069	50%	50%	12,425	21%
Services and other	71,449	59,728	50%	50%	11,721	20%
Total revenue	$143,943	$119,797	100%	100%	24,146	20%
Cost of revenue	20,008	14,540	14%	12%	5,468	38%
Selling and marketing	38,841	32,497	27%	27%	6,344	20%
Research and development	30,192	28,042	21%	23%	2,150	8%
General and administrative	26,591	22,490	18%	19%	4,101	18%
Amortization and acquisition-related costs	15,172	8,951	11%	7%	6,221	70%
Restructuring costs	1,800	—	1%	—%	1,800	100%
Interest expense	8,232	5,129	6%	4%	3,103	60%
Other income (expense), net	(370)	654	—%	1%	(1,024)	(157)%
Income tax benefit (provision)	295	(824)	—%	(1)%	1,119	(136)%
Revenue
Total revenue increased $24.1 million, or 20%, to $143.9 million in 2022 compared to $119.8 million in 2021. Software and hardware revenue increased $12.4 million, or 21%, to $72.5 million in 2022 compared to $60.1 million in 2021. This increase is primarily due to an increase in sales of our Mobile Deposit®, CheckReader™, and IDLive® software products. The increase was partially offset by a decrease in revenue from our ID_CLOUD™ software and hardware products. Services and other revenue increased $11.7 million, or 20%, to $71.4 million in 2022 compared to $59.7 million in 2021. This increase is primarily due to strong growth in Mobile Verify® transactional SaaS revenue and SaaS revenue as a result of the HooYu Acquisition, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue in 2022 compared to 2021.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, and hosting costs. Cost of revenue increased $5.5 million, or 38%, to $20.0 million in 2022 compared to $14.5 million in 2021. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify® transactions processed during 2022 compared to 2021 and the HooYu Acquisition. The increase was partially offset by decreased costs of our identity verification hardware products due to lower hardware revenues.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $6.3 million, or 20%, to $38.8 million in 2022 compared to $32.5 million in 2021. As a percentage of revenue, selling and marketing expenses were consistent at 27% in 2022 and in 2021. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $4.0 million, higher product promotion costs of $1.7 million, and higher travel and related expenses of $0.6 million in 2022 compared to 2021.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $2.2 million, or 8%, to $30.2 million in 2022 compared to $28.0 million in 2021. As a percentage of revenue, research and development expenses decreased to 21% in 2022 from 23% in 2021. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount of $3.6 million and higher travel and related expenses of $0.2 million, partially offset by lower third-party contractor and other expenses of $1.7 million in 2022 compared to 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses increased $4.1 million, or 18%, to $26.6 million in 2022 compared to $22.5 million in 2021. As a percentage of revenue, general and administrative expenses decreased to 18% in 2022 from 19% in 2021. The increase in general and administrative expenses is primarily due to higher third-party and professional fees of $2.1 million, higher personnel-related costs resulting from our increased headcount of $1.4 million, higher litigation expenses of $0.5 million, and higher travel and related expenses of $0.3 million in 2022 compared to 2021. The overall increase in general and administrative expenses was partially offset by decreased intellectual property litigation costs of $2.2 million in 2022 compared to 2021.
Amortization and Acquisition-Related Costs
Amortization and acquisition-related costs include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $6.2 million, or 70%, to $15.2 million in 2022 compared to $9.0 million in 2021. As a percentage of revenue, amortization and acquisition-related costs increased to 11% in 2022 from 7% in 2021. The increase in amortization and acquisition-related costs is primarily due to amortization of intangibles associated with the HooYu Acquisition and the ID R&D Acquisition of $7.1 million and expenses associated with the HooYu Acquisition of $2.9 million in 2022 compared to 2021. These increases were partially offset by a decrease in the fair value of the contingent consideration liability associated with the ID R&D Acquisition of $2.4 million compared to an increase in 2021, a decrease in amortization expense of intangibles related to previous acquisitions that were fully amortized of $1.0 million, and a decrease in acquisition-related expense from the ID R&D Acquisition of $0.3 million in 2022 compared to 2021.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. In order to streamline the organization and focus resources going forward, we undertook a strategic restructuring in June 2022, which included a reduction in our workforce. Restructuring costs incurred in 2022 were $1.8 million. There were no restructuring costs in 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest incurred associated with our 2026 Notes (as defined below). Interest expense was $8.2 million in 2022 and consisted of $7.0 million of amortization of debt discount and issuance costs and $1.2 million of coupon interest incurred. Interest expense was $5.1 million in 2021 and consisted of $4.4 million of amortization of debt discount and issuance costs and $0.8 million of coupon interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, foreign currency transactional gains or losses, and the change in fair value of our convertible senior notes hedge and embedded conversion derivative. Other income (expense), net decreased $1.0 million, to net expense of $0.4 million in 2022 compared to net income of $0.7 million in 2021, primarily due to higher foreign currency exchange transaction losses, higher realized losses on the sale of marketable securities, partially offset by higher interest income net of amortization in 2022 compared to 2021.
Income Tax Benefit (Provision)
The income tax benefit for 2022 was $0.3 million which yielded an effective tax rate of negative 11% compared to an income tax provision of $0.8 million which yielded an effective tax rate of 9% in 2021. The income tax benefit for 2022 is primarily due to our positive net income for the year. Our effective tax rate for fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on its tax provision.

Results of Operations
Comparison of the Twelve Months Ended September 30, 2021 and 2020
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2021 compared to the twelve months ended September 30, 2020 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2021	2020	2021	2020	$	%
Revenue
Software and hardware	$60,069	$54,152	50%	53%	5,917	11%
Services and other	59,728	47,158	50%	47%	12,570	27%
Total revenue	$119,797	$101,310	100%	100%	18,487	18%
Cost of revenue	14,540	13,192	12%	13%	1,348	10%
Selling and marketing	32,497	27,646	27%	27%	4,851	18%
Research and development	28,042	22,859	23%	23%	5,183	23%
General and administrative	22,490	22,284	19%	22%	206	1%
Amortization and acquisition-related costs	8,951	6,575	7%	6%	2,376	36%
Restructuring costs	—	(114)	—%	—%	114	(100)%
Interest expense	5,129	—	4%	—%	5,129	100%
Other income, net	654	541	1%	1%	113	21%
Income tax provision	(824)	(1,595)	(1)%	(2)%	771	(48)%
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
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, and hosting costs. Cost of revenue increased $1.3 million, or 10%, to $14.5 million in 2021 compared to $13.2 million in 2020. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with a higher volume of Mobile Verify® transactions processed during 2021 compared to 2020. The increase was partially offset by decreased costs of our identity verification hardware products due to lower hardware revenues.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $4.9 million, or 18%, to $32.5 million in 2021 compared to $27.6 million in 2020. As a percentage of revenue, selling and marketing expenses were consistent at 27% in 2021 and in 2020. The increase in sales and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $5.2 million and higher product promotion costs of $0.2 million in 2021 compared to 2020. The overall increase in selling and marketing expense was partially offset by a decrease in travel and related expenses of $0.5 million as a result of the COVID-19 pandemic.

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
Amortization and Acquisition-Related Costs
Amortization and acquisition-related costs include amortization of intangible assets, expenses recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $2.4 million, or 36%, to $9.0 million in 2021 compared to $6.6 million in 2020. As a percentage of revenue, amortization and acquisition-related costs increased to 7% in 2021 from 6% in 2020. The increase in amortization and acquisition-related costs is primarily due to expenses associated with the acquisition of ID R&D in 2021 as compared to 2020.
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
Income Tax Provision
The income tax provision for 2021 was $0.8 million compared to an income tax provision of $1.6 million in 2020. The income tax provision for 2021 is primarily due to our positive net income for the year. Our effective tax rate for fiscal year 2021 was lower than the U.S. federal statutory rate of 21% due to changes in our deferred tax benefit of $1.6 million related to excess tax benefits from the exercise of stock options and the vesting of restricted stock awards.
Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes. On September 30, 2022, we had $101.0 million in cash and cash equivalents and investments compared to $227.4 million on September 30, 2021, a decrease of $126.5 million, or 56%. The decrease in cash and cash equivalents and investments is primarily due to acquisitions, net of cash acquired of $127.9 million, partially offset by net proceeds from the issuance of our common stock, par value $0.001 per share (“Common Stock”) under the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) of $1.7 million.
In summary, our cash flows from continuing operations were as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2022	2021	2020
Cash provided by operating activities	$26,351	$37,341	$24,122
Cash used by investing activities	(3,530)	(170,488)	(24,706)
Cash (used) provided by financing activities	(21,143)	143,680	3,403
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during fiscal 2022 was $26.4 million and resulted primarily from net income of $3.0 million, net non-cash charges of $31.8 million, and unfavorable changes in operating assets and liabilities of $8.5 million. Net cash provided by operating activities during fiscal 2021 was $37.3 million and resulted primarily from net income of $8.0 million, net non-cash charges of $27.3 million, and favorable changes in operating assets and liabilities of $2.1 million. The decrease in cash provided by operating activities during fiscal 2022 compared to fiscal 2021 was primarily due to an increase in accounts receivable of $10.0 million and a decrease in the estimated fair value of acquisition-related contingent consideration of $2.4 million, partially offset by an increase in restructuring expenses of $1.0 million and the amortization of investment premiums and other of $0.4 million.
Net cash provided by operating activities during fiscal 2020 was $24.1 million and resulted primarily from net income of $7.8 million adjusted for net non-cash charges of $19.6 million partially offset by unfavorable changes in operating assets and liabilities of $3.3 million. The increase in cash provided by operating activities during fiscal 2021 compared to fiscal 2020 was primarily due to an increase in contract assets of $7.8 million, $4.4 million of accretion and amortization related to the 2026 Notes which were issued in fiscal 2021, and an increase in amortization of intangibles expense of $1.1 million due to the ID R&D Acquisition.
Cash Flows from Investing Activities
Net cash used in investing activities was $3.5 million during fiscal 2022, which consisted primarily of net cash paid in connection with the HooYu Acquisition of $127.9 million and capital expenditures of $1.1 million, partially offset by net sales and maturities of investments of $125.5 million. Net cash used in investing activities was $170.5 million during fiscal 2021, which consisted primarily of net purchases of investments of $156.6 million, net cash paid in connection with the ID R&D Acquisition of $12.5 million, and capital expenditures of $1.4 million. The decrease in cash used in investing activities during fiscal 2022 compared to fiscal 2021 was primarily due to an increase in net sales and maturities of investments of $282.1 million partially offset by an increase in cash paid for acquisitions, net of cash acquired of $115.4 million, related to the HooYu Acquisition.
Net cash used in investing activities was $24.7 million during fiscal 2020, which consisted primarily of net purchases of investments of $23.9 million and capital expenditures of $0.8 million. The increase in cash used in investing activities during fiscal 2021 compared to fiscal 2020 was primarily due to an increase in net purchases of investments of $132.6 million and an increase in cash paid for acquisitions, net of cash acquired of $12.5 million related to the ID R&D Acquisition.
Cash Flows from Financing Activities
Net cash used in financing activities was $21.1 million during fiscal 2022, which consisted of $15.2 million in repurchases and retirements of our Common Stock and $7.7 million in payments of acquisition-related contingent consideration, partially offset by net proceeds from the issuance of Common Stock under the 2020 Plan of $1.7 million. Net cash provided by financing activities was $143.7 million during fiscal 2021, which consisted of net proceeds from the issuance of the 2026 Notes of $149.7 million, proceeds from the issuance of equity plan Common Stock of $4.0 million and net proceeds from other borrowings of $0.2 million, partially offset by net cash used for the call spreads on the sales and purchases of warrants and convertible senior notes hedge issued in connection with the 2026 Notes of $9.3 million, payment of acquisition-related contingent consideration of $0.8 million, and repurchases and retirements of Common Stock of $0.2 million. The increase in cash used in financing activities during fiscal 2022 compared to fiscal 2021 was primarily due to the net proceeds from the issuance of the 2026 Notes in fiscal 2021 of $149.7 million and repurchases and retirements of our Common Stock of $15.2 million during fiscal 2022.
Net cash provided by financing activities was $3.4 million during fiscal 2020, which consisted of proceeds from the issuance of equity plan Common Stock of $4.8 million and net proceeds from other borrowings of $0.1 million, partially offset by repurchases and retirements of Common Stock of $1.0 million and payment of acquisition-related contingent consideration of $0.5 million. The increase in cash provided by financing activities during fiscal 2021 compared to fiscal 2020 was primarily due to the net proceeds from the issuance of the 2026 Notes in fiscal 2021 of $149.7 million, proceeds from the issuance of convertible senior notes warrants of $23.9 million, partially offset by the purchase of the convertible senior notes hedge of $33.2 million
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes. The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the

“Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. As of January 13, 2023 ("Date of Noncompliance"), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing reports with the SEC. As a result, the 2026 Notes began to accrue additional special interest of 0.25% per annum of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% per annum of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance.
The net proceeds from the 2026 Notes offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest from February 5, 2021 at a rate of 0.750% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of the Company’s Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; and (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of the 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the indenture that will govern the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture. The impact of the convertible feature will be dilutive to our earnings per share when our average stock price for the period is greater than the conversion price.
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
As of July 31, 2023, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9 of the accompanying notes to the consolidated financial statements included in this Form 10-K for more information relating to the Notes Hedge and Warrant Transactions.
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
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15.0 million of the currently outstanding shares of our Common Stock. The share repurchase program expired on June 30, 2022. The Company made purchases of $0.2 million, or 10,555 shares, during fiscal 2021 at an average price of $17.99 per share. The Company made purchases of $14.8 million, or approximately 886,204 shares during fiscal 2022 at an average price of $16.73 per share. The share repurchase plan was completed during the second quarter of fiscal 2022 and total purchases made under the share repurchase program were $15.0 million.
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
Our other offices are located in Paris, France; Amsterdam, The Netherlands; New York, New York; Barcelona, Spain; and London, United Kingdom. Other than the lease for our office space in San Diego, California, we do not believe that the leases for our offices are material lease obligations.
Other Liquidity Matters
On September 30, 2022, we had investments of $68.9 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, asset-backed securities, foreign government and agency securities, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2022, we had $58.3 million of our available-for-sale securities classified as current and $10.6 million of our available-for-sale securities classified as long-term. At September 30, 2021, we had $149.1 million of our available-for-sale securities classified as current and $48.1 million of our available-for-sale securities classified as long-term.
We had working capital (current assets less current liabilities) of $88.6 million at September 30, 2022 compared to $164.8 million at September 30, 2021.
Based on our current operating plan, we believe the current cash and cash equivalent balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for the next twelve months from the date these consolidated financial statements are filed.
Critical Accounting Estimates
Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, stockholders’ equity, revenue, and expenses and related disclosure of contingent assets and liabilities. Management regularly evaluates its estimates and assumptions. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, and form the basis for making management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Actual results could vary from those estimates under different assumptions or conditions. We believe the following critical accounting estimates affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
Revenue Recognition
We enter into contractual arrangements with integrators, resellers, and directly with our customers that may include licensing of our software products, product support and maintenance services, SaaS services, consulting services, or various combinations thereof, including the sale of such products or services separately. Our accounting policies regarding the recognition of revenue for these contractual arrangements are fully described in Note 2 of the accompanying notes to our consolidated financial statements included in this Form 10-K.
Our SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”) or to commit to a minimum spend over their contracted period, with the ability to purchase unlimited additional transactions above the minimum during the contract term. For contracts which include a minimum commitment, we are standing ready to provide as many transactions as desired by the customer during the contract term and revenue is recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project out for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount we expect to be entitled to receive in exchange for providing access to our platform.
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
Convertible Senior Notes Hedge and Embedded Conversion Derivative
In February 2021, the Company issued $155.3 million aggregate principal amount of 0.750% convertible notes due 2026 (the “2026 Notes”). Concurrently with the issuance of the 2026 Notes, the Company entered into privately-negotiated convertible senior note hedge (the “Notes Hedge”) and warrant transactions (the “Warrant Transactions”) which, in combination, are intended to reduce the potential dilution from the conversion of the 2026 Notes. The Company could not elect to issue the shares of its Common Stock upon settlement of the 2026 Notes due to insufficient authorized share capital. As a result, the embedded conversion option (the “embedded conversion derivative”) is accounted for as a derivative liability and the Notes Hedge as a derivative asset and the resulting gain (or loss) was reported in other income, net, in the consolidated statement of operations to the extent the valuation changed from the date of issuance of the 2026 Notes. The Warrant Transactions were recorded in additional paid-in-capital in the consolidated balance sheet and are not remeasured as long as they continue to meet the conditions for equity classification. See Note 9 of the accompanying notes to the consolidated financial statements included in this Form 10-K for additional information related to these transactions.
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
Goodwill and Purchased Intangible Assets
Goodwill and intangible assets with indefinite useful lives are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. Our goodwill is considered to be impaired if we determine that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. We determine the fair value of the reporting unit based on the income approach which requires significant judgments to be made about the future cash flows of that reporting unit, discount rates, and growth rates. Our cash flow forecasts are based on assumptions that represent the highest and best use for our reporting units. In the fourth quarter of fiscal 2022, we completed our annual goodwill impairment test and concluded that our goodwill was not impaired.
Intangible assets with definite lives are amortized over their useful lives. Each period, we evaluate the estimated remaining useful life of our intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2022, 2021, and 2020.
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

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper and certificates of deposit. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of September 30, 2022, our marketable securities had remaining maturities between one and twenty-five months and a fair market value of $68.9 million, representing 19% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations in the last three fiscal years. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our financial statements and supplementary data required by this item are set forth at the pages indicated in Part IV, Item 15(a)(1) and (a)(2), respectively, of this Form 10-K.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
On May 23, 2022, Mayer Hoffman McCann P.C. notified the Company of its decision to resign as the Company’s independent registered public accounting firm effective on the earlier of (i) the date the Company engages a new independent registered public accounting firm or (ii) the filing of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 or (iii) August 16, 2022. There were no disagreements with Mayer Hoffman McCann P.C. at the time of non-reengagement.
Effective July 18, 2022, the Company engaged BDO USA, LLP (n/k/a BDO USA, P.A. (“BDO”) to be its independent registered public accounting firm. There are no and have not been any disagreements between the Company and BDO on any matter of accounting principles, practices or financial statement disclosure.

ITEM  9A.    CONTROLS AND PROCEDURES.
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)), as of the end of the period covered by this report. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022, due to the material weaknesses discussed below.
Notwithstanding the identified material weaknesses, management believes the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP. A company’s internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the directors of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of its internal control over financial reporting as of September 30, 2022 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). In connection with enhancing the Company’s accounting, control and compliance functions during 2022, management undertook a comprehensive approach to this evaluation, which included a review of any material weaknesses previously identified as of June 30, 2022. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2022 due to the material weaknesses identified below, which include all material weaknesses as of June 30, 2022 that were identified in the Company’s prior quarterly reports for the periods then ended and that continue to persist.
As previously reported, the Company identified material weaknesses related to the following:
•Management did not design and maintain effective controls related to the precision of the Company’s review over the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition.

•Management did not have sufficient internal technical resources, or adequate oversight of the Company’s third-party tax advisor, to appropriately identify, evaluate, and review certain inputs and assumptions that affect the US, foreign, and consolidated tax accounts.
•Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to balance sheet account reconciliations and the Company’s review and preparation of the consolidation and financial statements.
•Management did not design or maintain effective controls over the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes. This material weakness resulted in a restatement to the second quarter of fiscal 2022 as further discussed in Note 15 to the consolidated financial statements as of and for the period ended September 30, 2022.
•Management did not design and maintain effective controls to ensure proper revenue recognition, specifically related to the accounting review of customer contracts.
Moreover, in connection with the preparation of the Company’s financial statements as of and for the period ended September 30, 2022, management identified additional material weaknesses related to the Company’s control environment, risk assessment, control activities, information and communication, and monitoring activities. Specifically, the following additional material weaknesses existed as of September 30, 2022:
•Management did not perform sufficient risk assessment procedures in order to design and implement effective controls, including consideration of improper segregation of duties, for substantially all of the Company's financial statement areas.
•Management did not design or maintain effective information technology general controls over logical access and program change management for certain key information systems used in the financial reporting process.
•Management did not design or maintain controls to verify the completeness and accuracy of information used by control owners in the operation of controls across substantially all of the Company’s financial statement areas.
•Management did not maintain sufficient evidence of the operation of certain management review controls and activity level controls across substantially all of the Company's financial statement areas.
•Management did not perform timely and ongoing evaluations to ascertain whether components of internal control are present and functioning.

In addition to the matters as set forth above, on March 23, 2022, the Company acquired HooYu. While the Company’s financial statements for the twelve months ended September 30, 2022 include the results of HooYu from March 23, 2022 through September 30, 2022, as permitted by the rules and regulations of the SEC, management’s assessment of the Company’s internal control over financial reporting did not include an evaluation of HooYu’s internal control over financial reporting. Further, the Company’s management’s conclusion regarding the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022 does not extend to HooYu’s internal control over financial reporting. HooYu Ltd. constituted 0.7% and 11.4% of total assets and net assets, respectively, excluding goodwill and intangible assets, as of September 30, 2022, and 4.0% of revenues for the year then ended. HooYu Ltd. contributed a net loss of $2.0 million for the year ended September 30, 2022.

The effectiveness of our internal control over financial reporting as of September 30, 2022, has been audited by BDO USA, P.A., an independent registered public accounting firm, and their attestation is included herein.
Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting
In order to address and resolve the identified deficiencies that aggregated to material weaknesses, management with oversight from the Company’s Audit Committee is in the process of developing a detailed plan for remediation, which will include:
•Evaluating skill set gaps and hiring additional accounting, financial reporting, and compliance personnel (including internal and external resources), as needed, with relevant public company accounting and financial reporting experience to develop and implement additional policies, procedures, and controls;
•Providing ongoing training for key personnel responsible for internal control over financial reporting;
•Enhancing or designing and implementing a comprehensive and continuous risk assessment process that identifies and assesses risks of material misstatement across the entity and helps ensure that related internal controls are properly designed and in place to respond to those risks in the Company’s financial statements and financial reporting;
•Enhancing or designing and implementing controls over the completeness and accuracy of information used in financial reporting; and

•Enhancing or designing and implementing process-level controls and effective general information technology controls relevant to all of the Company’s financial reporting processes.
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. However, remediation efforts may continue beyond the fiscal year ending September 30, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has worked towards implementing processes and procedures to address the material weakness noted above. However, none of these efforts have resulted in the remediation of any of the material weaknesses noted above as of September 30, 2022. There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 other than the identification of material weaknesses and the remediation plan disclosed above that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.
During the preparation of this Annual Report on Form 10-K for the year ended September 30, 2022, we incorrectly made adjustments to our financial results for fiscal 2021 that consisted of a $4.4 million decrease to cost of revenue—services and other and a $4.4 million increase to research and development. Additionally, we made an adjustment to our financial results for fiscal 2022 that consisted of a $0.4 million decrease to software and hardware revenue and a $0.4 million increase to services and other revenue.
As a result of the items described above, certain of the GAAP financial results for the twelve months ended September 30, 2022 and 2021 furnished on our Current Report on Form 8-K filed with the SEC on June 29, 2023, differ from the financial results disclosed in this Annual Report on Form 10-K as follows (in thousands, except per share data and percentages):

	Twelve Months Ended September 30, 2022		Twelve Months Ended September 30, 2021
	As Furnished	As Adjusted	As Furnished	As Adjusted
Revenue
Software and hardware	$72,925	$72,494	$60,069	$60,069
Services and other	71,018	71,449	59,728	59,728
Total revenue	143,943	143,943	119,797	119,797
Operating costs and expenses
Cost of revenue—software and hardware	1,576	1,576	2,468	2,468
Cost of revenue—services and other	18,432	18,432	16,482	12,072
Selling and marketing	38,841	38,841	32,497	32,497
Research and development	30,192	30,192	23,632	28,042
General and administrative	26,591	26,591	22,490	22,490
Acquisition-related costs and expenses	15,172	15,172	8,951	8,951
Restructuring costs	1,800	1,800	—	—
Total operating costs and expenses	132,604	132,604	106,520	106,520
Operating income	11,339	11,339	13,277	13,277
Interest expense	8,232	8,232	5,129	5,129
Other income (loss), net	(370)	(370)	654	654
Income before income taxes	2,737	2,737	8,802	8,802
Income tax provision	295	295	(824)	(824)
Net income	$3,032	$3,032	$7,978	$7,978
Net income per share—basic	$0.07	$0.07	$0.18	$0.18
Net income per share—diluted	$0.07	$0.07	$0.18	$0.18
Shares used in calculating net income per share—basic	44,595	44,595	43,509	43,509
Shares used in calculating net income per share—diluted	45,780	45,780	45,083	45,083

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Board of Directors
The following table sets forth the names, ages as of July 31, 2023, and certain other information for each member of our board of directors (the “Board”):

Name	Age	Position
Scipio “Max” Carnecchia	60	Chief Executive Officer and Director
Scott Carter	53	Executive Chair and Director
Rahul Gupta	63	Director
James C. “Jim” Hale	70	Director
Bruce Hansen	63	Director
Susan J. Repo	56	Director
Kimberly S. Stevenson	61	Lead Independent Director
Donna C. Wells	62	Director
Scipio “Max” Carnecchia. Mr. Carnecchia has served as the Chief Executive Officer and as a director of Mitek since November 2018. From October 2017 until July 2018, Mr. Carnecchia served as the Chief Executive Officer and board member of Illuminate Education, Inc., the market-leading software as a services education platform. Prior to Illuminate, Mr. Carnecchia was the President and Chief Executive Officer of Accelrys, Inc., and has also served on the Accelrys board from 2009 until its acquisition in 2014 by Dassault Systemes. After the acquisition, Mr. Carnecchia continued to serve as Chief Executive Officer of that business, which was renamed BIOVIA. Mr. Carnecchia previously served as President and Interim Chief Executive Officer of Interwoven, Inc., a content management software company, which was acquired by Autonomy Corporation plc in January 2009. Prior to joining Interwoven; Mr. Carnecchia served as Vice President of Global Sales of Xoriant Corporation, a software product development company, from April 2000 to January 2001, and as Vice President of Sales and Services of SmartDB Corporation, a provider of data integration toolkits for systems integrators and IT organizations, from September 1996 to February 2000. Mr. Carnecchia has demonstrated significant leadership skills in his Chief Executive Officer roles at Accelrys, Interwoven, BIOVIA and Illuminate Education, Inc. and as Vice President of Xoriant and SmartDB, and brings more than two decades of high technology experience to his position on the Board. During the past five years, Mr. Carnecchia has served as a member of the boards of directors of: Guidance Software, Inc., Agilysys, Inc., Accelrys, Inc., and DHI, Inc. Mr. Carnecchia holds a Bachelor of Engineering in Electrical Engineering from Stevens Institute of Technology. Mr. Carnecchia’s extensive knowledge of the industry in which we operate, as well as his unique role in the day-to-day operations of the Company as our Chief Executive Officer allows him to bring to the Board a broad understanding of the operational and strategic issues facing the Company.

Skills and attributes: Industry knowledge; product marketing and sales; strategic planning; technology leadership;
operational excellence; human resources; investor relations and fundraising ability; M&A experience; and global experience.

Scott Carter. Scott Carter has served as the Executive Chair since January 2023, as a director since March 2022, and as a special advisor to our CEO and Board of Directors sharing his industry knowledge and assisting with product and market strategy since December 2020. From September 2014 to July 2018 he served as the Chief Executive Officer and previously Chief Operating Officer of ID Analytics, now LexisNexis, a provider of risk management solutions offering credit risk, consumer protection, risk identification, fraud detection, payment, and theft protection services. From May 2019 until December 2020, Mr. Carter served as the Chief Operating Officer and Advisor of Brain Corp, an artificial intelligence company which creates transformative core technology for the robotics industry. Mr. Carter previously served as our Chief Marketing Officer from July 2013 until September 2014. From January 2005 to June 2013, Mr. Carter served as Senior Vice President with Experian Decision Analytics, a consumer credit reporting company which sells decision analytic and marketing assistance to businesses. Mr. Carter is a member of the boards of directors of: Guardinex, Inc., Vital4, and LendingUSA. Mr. Carter has also advised various private equity firms on prospective acquisitions of SaaS, FinTech and data and AI enabled companies. Mr. Carter also served as the Chairman of the Board of Ubiq Security, Inc. from July of 2018 through June of 2019. Mr. Carter earned a Bachelor of Arts from the University of Delaware and a Masters in Business Administration from the University of Delaware, Lerner College of Business. In addition he has completed further executive education at the Kellogg School at Northwestern University and holds a Directorship Certification from NACD. Mr. Carter is a seasoned executive with a diverse range of experiences as a technology business leader, advisor and board member. Having held C-level positions for leading solution providers and previously in client-side industry roles, Mr. Carter has a uniquely 360-degree view and has a consistent track record of accelerating growth for organizations, utilizing client and market insight to inform strategy, corporate development product, technology, sales and marketing activities.

Skills and attributes: Industry knowledge; product marketing & sales; strategic planning, technology leadership; operational excellence; human resources; compensation and succession planning; financial expertise; corporate governance leadership; and global experience.

Rahul Gupta. Rahul Gupta has served as a director since March 2022. From January 2017 to March 2019, Mr. Gupta served as CEO of RevSpring, a high-growth technology services organization that provides intelligent financial engagement and payment solutions to 2,000 leading healthcare providers. Mr. Gupta also previously served as Group President, Billing and Payments at Fiserv, from November 2014 to December 2016, and as Group President, Digital Payments, at Fiserv from December 2006 to November 2014. Mr. Gupta is a current board member at Fleetcor (FLT), Amount, Exact Payments, SavvyMoney, and Capital Good Fund and a former board member after successful exits at Cardtronics (CATM), Zego/PayLease, and nContracts. Additionally, he is an advisor at NYCA, a venture capital fund, the following private equity funds: Platform Partners, and StoicLane, as well as several fintech companies. He is an Ambassador for the University of Southern California (“USC”), a member of USC Provost Associates, and a mentor to multiple startup teams at the Viterbi School of Engineering. Mr. Gupta graduated Magna Cum Laude with a Masters of Business Administration from Indiana University and holds a Bachelor of Arts in Commerce from Delhi University as well as a CPA certification from India. Mr. Gupta is well qualified to serve on our Board of Directors due to his over 35 years of experience in the financial services and fintech industries having served in a variety of capacities at the board and executive levels.

Skills and attributes: Industry knowledge; product marketing & sales; strategic planning; technology leadership; investor relations and fund-raising; financial expertise; M&A experience; cyber oversight; cyber governance expertise; and global experience.
James C. Hale. Mr. Hale has served as a director since November 2014. Prior to joining the Board, Mr. Hale served on our advisory board from September 2012 until November 2014. Mr. Hale has launched and grown multiple businesses that leveraged his vision of the evolving financial services marketplace, knowledge of emerging financial technologies, and global network at top financial service companies built over several decades in commercial and investment banking. Since 2011, Mr. Hale has been advising growth companies as a consultant at Columbus Strategic Advisors, LLC, a firm he co-founded. In 1998, Mr. Hale co-founded and served as Senior Managing Member and Chief Executive Officer of Financial Technology Ventures, now FTV Capital, an investment firm specializing in venture capital and private growth equity investments in financial technology companies worldwide, where he is currently a Partner Emeritus. From 1982 to 1998, Mr. Hale was with BancAmerica Securities (formerly Montgomery Securities) where he was the Senior Managing Partner and Head of the Financial Services Group, a practice that he founded. From 2015, Mr. Hale has served as a director and risk committee chairman of ACI Worldwide (Nasdaq: ACIW), a global software company, and as a director of Visual Edge Technology, a national provider of office technology solutions. From 2014, Mr. Hale has served as a director and audit committee chairman of Bank of Marin Bancorp (Nasdaq: BMRC), an independent commercial and retail bank in Northern California. Mr. Hale was a director of ExlService Holdings, Inc. (Nasdaq: EXLS), a business process outsourcing company, from 2001 to 2009 and a director and board chairman of Official Payments (Nasdaq: OPAY), a global electronic payments software company, from 2010 to 2014. In addition, Mr. Hale was a director of the State Bank of India (California), a California state chartered bank, and Public Radio International, a media company, among other private company boards. He holds a Bachelor of Science in Finance and Accounting from the University of California, Berkeley, an MBA from Harvard Business School, and is a Certified Public Accountant (inactive). Mr. Hale is well qualified to serve on our Board of Directors due to his 35 years of management experience in the banking, payments, financial services and technology industries, and expertise and experience as a corporate director and board chairman of other public and private companies.

Skills and attributes: Industry knowledge; strategic planning; technology leadership; investor relations and fundraising ability; financial expertise; corporate governance leadership; M&A experience; and global experience.

Bruce E. Hansen. Mr. Hansen has served as a director since October 2012, as our lead independent director from March 2016 until September 2018, and as our Chairman from September 2018 until February 2023. From August 2018 until the hiring of our new Chief Executive Officer in November 2018, Mr. Hansen served as our Principal Executive Officer. From October 2010 until October 2012 he served as a member of our advisory board. In 2002, he cofounded ID Analytics Inc., a consumer risk management company, and served as its Chairman and Chief Executive Officer from its inception until it was acquired by LifeLock, Inc. in March 2012. Prior to founding ID Analytics, he was President at HNC Software Inc., a global provider of analytic software solutions for financial services, telecommunications and healthcare firms, from 2000 to 2002. Mr. Hansen’s previous experience also includes the role of Chief Executive Officer of the Center for Adaptive Systems Applications and executive roles at CitiCorp (now CitiGroup), Automatic Data Processing (ADP) and Chase Manhattan Bank (now JP Morgan Chase). He currently serves as the chairman of the board of directors of Verisk Analytics, and as a member of the board of directors of LivePerson (LPSN). Mr. Hansen previously served on the board of directors for Performant Financial Corporation, a provider of technology-enabled recovery and related analytics services, from April 2013 to July 2019. Mr. Hansen holds a Bachelor of Arts in Economics from Harvard University and a Masters in Business Administration from the University of Chicago. As a proven leader with decades of analytics industry experience ranging from concept-stage companies to established financial services companies, Mr. Hansen brings to the Board a unique perspective, and an expansive knowledge base and domain expertise in the fields of identity verification and big data systems. The Board believes that Mr.

Hansen’s experience as both a key executive and director will enable him to contribute to the Board with respect to both general governance matters and industry-specific operations.

Skills and attributes: Industry knowledge; product marketing and sales, strategic planning; technology leadership; operational excellence; human resources, compensation and succession planning; investor relations and fundraising ability; financial expertise; corporate governance leadership; M&A experience; cyber oversight; cyber governance expertise; and global experience.

Susan J. Repo. Ms. Repo has served as a director since June 2021. Since February 2021 she has served as Chief Financial Officer of ICEYE, a Finnish micro satellite manufacturer. From 2013 to 2018, Ms. Repo held various positions at Tesla, an electric vehicle manufacturer, most recently serving as Corporate Treasurer and Vice President Finance. From 2019 to 2020, Ms. Repo served as the Chief Operating Officer of MariaDB Corporation, an open source storage company. In 2019, Ms. Repo served as the Chief Executive Officer and Chief Operating Officer of DriveOn, an automotive fintech company, and in 2018, Ms. Repo served as the Chief Financial Officer of Topia, a talent mobility platform. From 2007 to 2013, she served as Senior Director of International Tax at Juniper Networks, Inc., a multinational corporation that develops and markets networking products, including routers, switches, network management software, network security products, and software-defined networking technology. Ms. Repo currently serves on the board of directors of: GM Financial Bank, a member of the General Motors subsidiaries, Matterport, Inc., and Call2Recycle, Inc., the largest battery stewardship and recycling organization in North America, where she chairs the audit & technology committee. Ms. Repo holds a Bachelor of Science in Business Administration and Finance from the University of Southern California and a JD from the Chicago-Kent College of Law, at the Illinois Institute of Technology University and a Masters of Law from Stanford Law School. The Board believes her diverse experiences in the technology industry make her well qualified to serve on the Board.

Skills and attributes: Financial expertise; corporate governance leadership; M&A experience, strategic planning; global experience, operational excellence; investor relations and fundraising abilities; human resources; compensation and succession planning; technology leadership; and diverse perspective.

Kimberly S. Stevenson. Ms. Stevenson has served as our lead independent director since January 2023 and as a director since November 2020. She currently serves as senior vice president and general manager of the Foundational Data Services Business Unit at NetApp, Inc., a publicly traded provider of cloud data services. Previously, Ms. Stevenson served as senior vice president and general manager of data center products and solutions for Lenovo, a multinational technology company, from March 2017 to October 2018. From September 2009 to February 2017, she served as a corporate vice president at Intel Corporation, holding various positions including chief operating officer for the client and internet of things businesses and systems architecture group from September 2016 to February 2017, chief information officer from February 2012 to August 2016, and general manager, IT operations and services, from September 2009 to January 2012. Prior to joining Intel, Ms. Stevenson spent seven years at the former Electronic Data Systems, now DXC Technology, with responsibility for global development and delivery of enterprise services. She also spent more than 17 years at IBM in various finance and operational roles. Ms. Stevenson currently serves as a director of Verisk Analytics, Inc., and Ambiq Micro Solutions. She previously held board positions with Quarterhill, Inc., Skyworks Solutions, Inc., Boston Private Financial Holdings and Riverbed Technology, all publicly traded companies at the time. She also served as a director of Cloudera, a private enterprise software company, and the National Center for Women and Information Technology, a non-profit organization. Ms. Stevenson holds a Bachelor of Science in Accounting and Business Management from Northeastern University and an MBA from Cornell.

Skills and attributes: Industry knowledge; product marketing and sales; strategic planning; technology leadership; operational excellence; financial expertise; corporate governance leadership; diverse perspective; cyber oversight; cyber governance expertise; and global experience.
Donna C. Wells. Ms. Wells has served as a director since November 2019. Prior to joining our Board, she served on our advisory board from September 2017 until November 2019. Ms. Wells is a serial entrepreneur, an experienced board director, and an innovator in the financial services, FinTech and cloud software industries. She is currently CEO of Valencia Ventures, a private company that provides strategic consulting and corporate governance services. From 2010-2017, Ms. Wells served as Board Director, President and CEO of Mindflash Technologies, Inc., an innovative venture-backed enterprise software startup that built a corporate training platform for businesses. In that capacity, she led the company from SaaS product launch to market leadership and to recognition as a Top 50 Small US Company to Work for by Fortune. Prior to her role at Mindflash, Ms. Wells was CMO at Mint Software, Inc. from 2007-2009. There, she led the growth strategy for this breakthrough, mobile personal finance software company from product launch to the company’s acquisition by Intuit. Prior to Mint, Ms. Wells had a 20-year career in strategic marketing with The American Express Company and The Charles Schwab Corporation and led marketing for two Fortune 500 companies, Intuit and the Expedia Group. She currently serves as a Board Member at Walker & Dunlop, a leading CRE Finance company, CWT Travel Holdings, Inc., one of the largest global business travel management companies worldwide, and the FinTech “Unicorn” Betterment. She was previously a director at Boston Private Financial Holdings, Inc, a bank holding company, from 2014 to 2018 and Apex Technology Acquisition Corporation, a special purpose acquisition company, from 2019 to 2021. In September 2019, Ms. Wells was appointed by the Center for Entrepreneurial Studies at the Stanford University Graduate School of Business as a Lecturer in Management. In

September 2021, she was named Board Director of the Year by the Women in Information Technology organization. She holds an MBA from Stanford University and a Bachelor of Science in Economics from The Wharton School at the University of Pennsylvania. The Board believes Ms. Wells is well qualified to serve as a director due to her wealth of experience in the FinTech and cloud software industries.

Skills and attributes: Industry knowledge; product marketing and sales; strategic planning; technology leadership; operational excellence; financial expertise; and diverse perspective.
None of our directors have any family relationships with any of our other directors or executive officers. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.
Director Independence
The Board is responsible for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s board of directors. The Board consults with our legal counsel to ensure that the Board’s determinations regarding the independence of our directors are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director (or former director, as applicable), or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has determined that all of our directors other than Mr. Carnecchia (who is employed as an executive officer of the Company) and Mr. Carter (who is employed as the Executive Chair of the Company) are independent, in each case as defined in Nasdaq Listing Rule 5605(a)(2). In addition, the Board has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership.
Meetings of the Board
The Board meets on a regular basis throughout the year to review significant developments affecting the Company and to act upon matters requiring its approval. The Board also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. During the 2022 fiscal year, the Board met nine times and acted by unanimous written consent five times. No director attended fewer than 75% of the aggregate number of meetings held by the Board during the 2022 fiscal year.
Executive Sessions
As required under applicable Nasdaq listing standards, our independent directors periodically meet in executive session at which only they are present.
Director Attendance at Annual Meetings
Although we do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, we encourage all of our directors to attend. For our 2022 annual meeting of stockholders, all of our directors attended the annual meeting (either in person or via telephone).
Information Regarding Board Committees
The Board has established standing Audit, Compensation, and Nominating and Corporate Governance Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The three committees operate under written charters adopted by the Board, each of which is available on our Internet website at www.miteksystems.com under “Investors.” The following table sets forth the number of meetings held and actions taken by written consent during the 2022 fiscal year for each of the committees of the Board and current membership for each of the committees of the Board. No member of the Board attended fewer than 75% of the aggregate number of board and committee meetings on which such board member served during the 2022 fiscal year.

	Audit Committee		Nominating and Corporate Governance Committee		Compensation Committee
Employee Director:
Scipio “Max” Carnecchia	—		—		—
Non-Employee Directors:
Scott Carter(2)	—		—		—
James C. Hale	X		—		X
Bruce E. Hansen	—		X		—
Rahul Gupta	X		—		X
Susan J. Repo	X	(1)	X		—
Kimberly S. Stevenson	X		—		X	(1)
Donna C. Wells	—		X	(1)	—
Total meetings in the 2022 fiscal year	10		4		4
———————
(1)Committee chairperson.
(2)Mr. Carter was appointed Executive Chair effective January 24, 2023 and no longer serves on any committees of the Board. Prior to his appointment as Executive Chair, during fiscal 2022, Mr. Carter served as a member of the Compensation and Audit Committees.
Audit Committee
We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(a) of the Exchange Act. The Audit Committee is responsible for overseeing our accounting and financial reporting processes and the audits of our financial statements, monitoring the integrity of our financial reporting process and systems of internal controls regarding finance, accounting and legal compliance, and reviewing the independence and performance of our independent registered public accountants. The current members of the Audit Committee are Mssrs. Hale and Gupta and Mses. Repo and Stevenson. The Board has determined that Ms. Repo is an “audit committee financial expert” in accordance with applicable SEC rules. Each of the members of the Audit Committee is an “independent” director within the meaning of the applicable Nasdaq listing standards, as well as applicable SEC rules and regulations.
Compensation Committee
The Compensation Committee reviews executive compensation, establishes executive compensation levels, recommends employee compensation programs, administers our incentive plans, and monitors the Company’s compliance with applicable SEC rules and Nasdaq listing standards. The current members of the Compensation Committee are Messrs. Gupta and Hale and Ms. Stevenson, each of whom is an “independent” director within the meaning of the applicable Nasdaq listing standards, as well as applicable SEC rules and regulations.
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for reviewing and making recommendations to the Board regarding the composition and structure of the Board, establishing criteria for Board membership and corporate policies relating to the recruitment of Board members, and establishing, implementing and monitoring policies and processes regarding principles of corporate governance. The current members of the Nominating and Corporate Governance Committee are Mr. Hansen and Mses. Repo and Wells, each of whom is an “independent” director within the meaning of the applicable Nasdaq listing standards, as well as applicable SEC rules and regulations.
Board Leadership Structure
Currently, the leadership structure of the Board is such that our Executive Chair and Chief Executive Officer positions are separate with Mr. Carter, a member of the Board since March 2022, serving as the Executive Chair and Mr. Carnecchia serving as our Chief Executive Officer. The Board believes that the current structure, providing for the separation of the role of the Executive Chair and the Chief Executive Officer is appropriate at this time because it allocates the oversight of the business among the directors and the executive officers so that our Chief Executive Officer who reports to our directors, can focus on the day-to-day business operations, and our Executive Chairman, can provide leadership and direction to the Board and work with our Chief Executive Officer and other members of the Company’s executive team to provide, among other things, strategic expertise with respect to the Company’s strategy for future growth, and other directors can oversee the activities of the Chief Executive Officer, other executive officers and the business as a whole. While the Board believes the current structure is appropriate at this time and provides the most effective leadership for the Company, the Board retains the flexibility to determine on a case-by-case basis whether the positions of Chief Executive Officer and Executive Chair should be combined or separated and whether an independent director should serve as Chairman. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective and in the best interest of the Company and its stockholders in then prevailing circumstances.
Board’s Role in Risk Oversight
The Board is responsible for oversight of risks facing the Company, while our management is responsible for day-to-day management of risk. The Board, as a whole, directly administers its risk oversight function. In addition, the risk oversight function is also administered through the standing committees of the Board, which oversee risks inherent in their respective areas of responsibility, reporting to the Board regularly and involving the Board in their performance of risk oversight, as necessary. For example, the Audit Committee oversees our financial exposure and financial reporting related risks and the Compensation Committee oversees risks related to our compensation programs and practices. The Board, as a whole, directly oversees our strategic and business risk, including, among other items, product development risk and cybersecurity risk, through regular interactions with our management and, from time-to-time, input from independent advisors. We believe the Board’s leadership structure supports its role in risk oversight, with our Chief Executive Officer, Chief Financial Officer and General Counsel responsible for assessing and managing risks facing the Company day-to-day and the members of our Board providing oversight of such risk management.
Stockholder Communications to the Board
Stockholders may contact an individual director, the Board as a group or a specified committee or group of directors, including the non-employee directors as a group, at the following address: Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101, Attn: Board of Directors. Additionally, stockholders may contact the Board by sending an email addressed to the Board to ir@miteksystems.com. Additional information and contact details may be found on our website at: www.miteksystems.com. We will receive and process communications before forwarding them to the addressee. Directors generally will not be forwarded stockholder communications that are primarily commercial in nature, relate to improper or irrelevant topics or request general information about the Company.
Members of our Board, our executive management and our investor relations teams regularly interact with our stockholders to discuss a variety of topics including, but not limited to, operations of the business, industry developments, competition, management compensation, legal topics and risks to the company. The Company interacts with our stockholders via telephone calls and in-person meetings at investor conferences, in non-deal road shows, and meetings at the Company’s headquarters. During our 2022 fiscal year, we estimate that we interacted with investors representing over 45% of the institutional ownership.
Executive Officers

The following table sets forth the names, ages as of May 31, 2023, and certain other information for each of our current executive officers. Mr. Carnecchia’s background is discussed under the section “Board of Directors”:

Name	Age	Position
Scipio “Max” Carnecchia	60	Chief Executive Officer and Director
Fuad Ahmad	53	Interim Chief Financial Officer
Michael E. Diamond	58	Senior Vice President, General Manager—Digital Banking
Jason L. Gray	52	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Fuad Ahmad. Mr. Ahmad has served as our interim Chief Financial Officer since January 2023. Mr. Ahmad has been a partner at FLG Partners since January 2013 and has served as consulting Chief Financial Officer for multiple clients of FLG Partners. Mr. Ahmad has served as the Interim Chief Financial Officer of Vaxart Inc., a biotechnology company focused on the discovery, development, and commercialization of oral recombinant vaccines from May through December 2022. Prior to that Mr. Ahmad served as the Interim Chief Financial Officer of IRIDEX Corporation, an ophthalmic medical technology company focused on the development and commercialization of breakthrough products and procedures used to treat sight-threatening eye conditions and Chargebee Inc., a subscription management/billing automation SaaS platform. From November 2019 to August 2020, Mr. Ahmad served as Interim Chief Financial Officer of Cutera, Inc. Previously, from October 2018 to November 2019, Mr. Ahmad served on an FLG Partners assignment as Chief Financial Officer of Telenav, Inc., a formerly listed enterprise software company focused on connected care and location-based services. From April 2016 to June 2018, Mr. Ahmad served as Chief Financial Officer of Quantum Corporation, a listed company focused on enterprise data storage and software defined storage workflows. From November 2015 to March 2016, Mr. Ahmad served on an FLG Partners assignment for Real Time Innovation, Inc., a private enterprise IoT software company. At Real Time Innovation, Mr. Ahmad served as an advisor to the board of directors and the chief executive officer as the company transitioned the business to subscription pricing. Prior to Real Time Innovation, Mr. Ahmad served on an FLG Partners assignment as Chief Financial Officer for Ensighten, Inc. from February 2013 until November 2015. From June 1996 to April 2012, Mr. Ahmad served in various positions with both public and private companies. Mr. Ahmad received a B.S. in Finance from Brigham Young University.
Michael E. Diamond.  Mr. Diamond has served as our Senior Vice President, General Manager—Digital Banking since January 2016 and previously served as our Chief Revenue Officer from September 2013 to January 2016 and as our Senior Vice President, Sales and Business Development from June 2012 through September 2013. Prior to joining Mitek, from March 2008 to June 2012, Mr. Diamond served as Senior Vice President, Business Development, at Obopay Corporation, a global mobile payments company. From July 2004 to March 2008, he served as a Business Unit Executive at IBM Corporation. From January 2001 to July 2004, Mr. Diamond served as Vice President, Business and Corporate Development, at Alphablox Corporation, a provider of software for web-based enterprise analytics, and was directly involved in shaping and driving Alphablox’s acquisition by IBM Corporation. From November 1999 to January 2001, Mr. Diamond served in various roles, including Senior Vice President Business Development/General Manager, Latin America and Japan, at S1 Corporation, an online financial services technology provider. From March 1996 to November 1999, Mr. Diamond served in various management roles, including as Director, Channel Sales, at Edify Corporation, a provider of interactive voice response and online financial services software. Mr. Diamond earned a B.B.A. with an emphasis in international business from St. Norbert College.
Jason L. Gray. Mr. Gray has served as our Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since January 2023 and previously served as our Chief Legal Officer, Chief Compliance Officer, and Corporate Secretary from November 2018 to March 2022 and as our Chief Administrative Officer, General Counsel, and Corporate Secretary from March 2016 to November 2018. Prior to joining Mitek, in July 2014 Mr. Gray founded and ran Gradient Legal, Inc. a provider of outsourced general counsel services to small and mid-market technology companies and advisory services to private equity and venture capital funds. From May 2013 through July 2014, Mr. Gray was a Senior Vice President and General Counsel for Accelerys, Inc., a publicly traded software company that was sold to Dassault Systems in 2014. From November 2002 until May 2013, Mr. Gray was the Senior Vice President of Strategic Development and General Counsel for Mitchell International. From 1999 through November 2002, Mr. Gray was a Vice President and General Counsel for Netratings, Inc. From 1997 through 1999 Mr. Gray was an attorney with Wilson, Sonsini, Goodrich & Rosati. Mr. Gray currently serves on the board of directors of OneLegacy. Mr. Gray received his J. D. from the University of Michigan Law School in 1995 and bachelor degrees in Economics and German from Andrews University in 1992.
None of our executive officers have any family relationships with any of our other executive officers or directors. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our executive officers.
Code of Business Conduct
We have adopted a Code of Business Conduct (the “Code of Business Conduct”) that applies to all of our executive officers and employees, and directors. Our Code of Business Conduct is posted on the Investor Relations section of our website under the heading Corporate Governance which can be found at: https://investors.miteksystems.com.
Any amendments or waiver of our Code of Business Conduct pertaining to a Board member or one of our executive officers will be disclosed on our website at the above-referenced address.

ITEM  11.    EXECUTIVE COMPENSATION.
Compensation Philosophy and Objectives
Our compensation philosophy is built upon the principles of pay for performance, shared ownership and alignment with the long-term interests of our stockholders. We believe that every aspect of our compensation programs, including the mix of short-term and long-term cash and equity incentive awards, should enhance our ability to maximize stockholder value over time. Our specific objectives consistent with that philosophy are to:
•align our executive officers’ compensation with our business objectives and the interests of our stockholders;
•foster a goal-oriented, highly motivated management team whose participants have a clear understanding of our business objectives and shared corporate values; and
•enable us to attract, motivate and retain the executive talent needed to enhance stockholder value in a competitive environment.
To meet these objectives the Compensation Committee has designed a compensation program that combines “fixed” forms of compensation including base salaries and certain other benefits with “at-risk” forms of compensation including performance-based annual incentives and long-term equity incentive awards. At-risk forms of compensation are based upon the achievement of corporate and individual goals established by the Compensation Committee. While our objectives guide the development of our compensation programs, we may alter our programs and practices according to our evolving needs within the constraints of any agreements in place with individual employees.

Consideration of 2022 Stockholder Advisory Vote
At our 2022 annual meeting of stockholders, our stockholders cast an advisory vote on the Company’s executive compensation decisions and policies, as disclosed in the proxy statement issued by the Company in January 2022, pursuant to Item 402 of Regulation S-K (commonly known as the “say-on-pay vote”). Our stockholders approved the compensation of our executive officers, with approximately 55% of shares cast voting in favor of the say-on-pay proposal. As we evaluated our compensation practices and talent needs throughout 2022, we were mindful of the support our stockholders expressed for our philosophy of linking compensation to our financial, operational and strategic goals in alignment with our overall goal of increasing stockholder value. As a result, the Compensation Committee decided to retain our general approach with respect to our executive compensation program.

Named Executive Officers
As required by SEC rules, this section discusses compensation decisions with respect to (i) all individuals serving as the Company’s principal executive officer; (ii) principal financial officer; (iii) the three most highly compensated executive officers other than the Company’s principal executive officer and principal financial officer who were serving as executive officers at the end of the 2022 fiscal year, and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (iii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the 2022 fiscal year. We refer to these executive officers collectively in this Executive Compensation section and the related compensation tables as the “named executive officers” (“NEOs”). For the fiscal year ended September 30, 2022, the NEOs were:

•Scipio Maximums Carnecchia, our Chief Executive Officer (“CEO”);
•Frank Teruel, our former Chief Financial Officer (“CFO”);(1)
•Michael E. Diamond, our General Manager (“GM”);
•Scott Marcus, our Former General Counsel and Secretary;(2) and
•Stephen J. Ritter, our Former Chief Technology Officer (“CTO”). (3)

(1) Mr. Teruel resigned as our CFO effective as of January 31, 2023.
(2) Mr. Marcus’ employment with the Company ceased on January 20, 2023.
(3) Mr. Ritter resigned as our CTO on April 28, 2023.
Process for Establishing Compensation
Role of the Compensation Committee and Executive Officers
The current members of the Compensation Committee are Ms. Stevenson and Messrs. Gupta and Hale. Ms. Stevenson serves as chairperson of the Compensation Committee. Each of these individuals qualifies as (i) an “independent director” under the requirements of Nasdaq listing rules, (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act and (iii) an “outside director” under Section 162(m) of the Code. The Compensation Committee is responsible for monitoring the performance and compensation of our named executive officers, reviewing compensation plans and administering our incentive plans.
The Compensation Committee operates under a written charter and is responsible for annually recommending, reviewing and approving (or recommending for the Board to approve) the amount and form of compensation of our CEO and our other executive officers. In so doing, the Compensation Committee considers recommendations from our CEO in determining executive compensation. Specifically, our CEO recommends base salary increases, annual cash incentive opportunities, and equity award levels for executives other than himself and advises the Compensation Committee regarding the compensation program’s ability to attract, retain and motivate executive talent. The Compensation Committee has, and exercises, the ability to materially increase or decrease the compensation amounts recommended by our CEO. Our CEO is also involved in our executive compensation process by providing input on the performance criteria applicable to other executives. Our Compensation Committee regularly meets in executive session, with our CEO not in attendance, where decisions are made regarding his compensation.
The Compensation Committee also considers the input of our compensation consultant. For the 2022 fiscal year, the Compensation Committee selected the consulting firm Frederic W. Cook & Company, Inc. (“F.W. Cook” or the “Compensation Consultant”) as our Compensation Consultant (see “Role of the Compensation Consultant” for additional information on our Compensation Consultant). The Compensation Committee has again selected the consulting firm of F.W. Cook as our compensation consultant for fiscal year 2023. Although the Compensation Committee considers the input of our CEO and Compensation Consultant, it is not bound by such recommendations. The Compensation Committee’s determinations with respect to the compensation of the CEO and other NEOs are submitted to the Board for final approval.

Role of the Compensation Consultant
The Compensation Committee has assessed the independence of the Compensation Consultant and determined that no conflict of interest exists under the rules established by the SEC. The Compensation Committee reviews the independence of its advisors annually.
In designing compensation programs and determining compensation levels for our named executive officers for the 2022 fiscal year, the Compensation Committee retained the services of the Compensation Consultant to formulate a report and make recommendations regarding our compensation programs and executive compensation levels. The Chairman of the Compensation Committee worked directly with the Compensation Consultant to determine the scope of the work needed to advise the Compensation Committee in its decision-making processes. The Compensation Consultant provided the Compensation Committee with benchmark comparative data for our named executive officers with respect to base salaries, target and actual total cash compensation levels, long-term incentive values, and total direct compensation.
In making compensation decisions for the 2022 fiscal year, the Compensation Committee compared each element of total direct compensation against a peer group of 14 publicly traded, technology companies with an emphasis on application software companies or well as internet services and infrastructure companies with which the Compensation Committee believes we compete for executive talent. We collectively refer to this group as the “Compensation Peer Group.” The pay data for this group was analyzed by the Compensation Consultant using each company’s recent public filings. This Compensation Peer Group was used, when available, for our named executive officers. We generally select Peer Group companies with broadly similar revenues and 12-month trailing market capitalizations. For the fiscal year 2022, the specific criteria utilized were: (i) annual revenues between $80 million and $310 million; (ii) market capitalizations between $125 million to $1.15 billion; (iii) headquartered in major metropolitan areas (reflecting similar cost of living as the Company); and (iv) with broadly similar equity valuation relative to revenues. The following is a list of the 14 companies comprising our Compensation Peer Group for the 2022 fiscal year:

A10 Networks, Inc.*	Brightcove, Inc.	OneSpan, Inc.
Agilysys, Inc.	ChannelAdvisor Corp.	Upland Software, Inc.
American Software, Inc.	eGain Corporation	Veritone, Inc.*
Asure Software, Inc.	Model N, Inc.	Viant Technology, Inc.*
Benefitfocus	ON24, Inc.*
———————
 * Designates additions to our peer group for fiscal 2022 versus fiscal 2021
Components of Executive Compensation
The Company’s executive compensation program consists of the following elements:
•base salary;
•annual cash incentives;
•equity-based incentives;
•other benefits; and
•severance and change of control plans.
Base Salary
We provide a base salary to our named executive officers to compensate them for services rendered on a day-to-day basis during the fiscal year. Base salaries will typically reflect the experience, skills, knowledge and responsibilities of each named executive officer in keeping with competitive market practice.
The initial base salaries of our executive officers are established through arm’s length negotiation at the time the individual executive officer is hired, taking into account his or her qualifications, experience and prior salary level. Thereafter, salary reviews are typically performed annually in conjunction with performance reviews. As necessary or appropriate, the Compensation Committee reviews and recommends adjustments to the base salaries of our executive officers to the Board.
The Compensation Committee typically targets named executive officers’ salaries at the median level of salaries of executives with similar roles at comparable companies, however other factors may lead to salaries that are higher or lower than the median. The Compensation Committee believes that the median for base salaries is generally the minimum cash compensation level that would allow us to attract and retain talented executives.
For fiscal year 2022, Messrs. Diamond and Ritter received increases of approximately 3.0% of their respective base salaries consistent with market trends and practices. The Company held the base salaries of Messrs. Carnecchia and Teruel at their fiscal year 2021 levels as this component of compensation was deemed appropriate relative to competitive market levels. The following table summarizes the base salaries of our named executive officers for the fiscal years ending September 30, 2021 and September 30, 2022:

Named Executive Officer	2021 Base Salary		Increase for 2022	2022 Base Salary
Scipio Maximus Carnecchia	$450,000		—%	$450,000
Frank Teruel	$360,000	(1)	—%	$360,000
Michael E. Diamond	$305,000		3.0%	$314,150
Scott Marcus	$—		N/A	$340,000	(2)
Stephen J. Ritter	$300,012		3.0%	$309,000
(1) Reflects the annualized base salary of Mr. Teruel. Mr. Teruel was appointed to his position as CFO in July 2021, and accordingly, the cash salary actually paid to him was less than the annualized base salary reflected herein.
(2) Reflects annualized base salary of Mr. Marcus. Mr. Marcus was appointed to his position as General Counsel & Secretary in March 2022, and accordingly, the cash salary actually paid to him was less than the annualized base salary reflected herein.
Annual Cash Incentive
Our annual cash incentive plan is one of the key components of the “at-risk” compensation we offer to our executives. We utilize our annual cash incentive plan to reward performance achievements with a time horizon of one year or less. Our plan is intended to motivate and reward our executives for their contributions toward meeting longer-term corporate financial and strategic goals aligned with the interests of our stockholders.
In developing our annual cash incentive plan, the Compensation Committee sets targets which it believes reflect the business opportunity within our industry and are consistent with achieving our short and long-term goals. The target achievement levels are based on the Board-approved operating plan, which reflects the Company’s target performance for the upcoming fiscal year and are calibrated such that they are challenging enough to require strong and consistent efforts by the executives in order to be achieved.
In January 2022, based upon the recommendation of the Compensation Committee, the Board approved the Company’s executive annual incentive program for the fiscal year ending September 30, 2022 (the “2022 Annual Incentive Plan”). Pursuant to the terms of the 2022 Annual Incentive Plan, the Company’s executives were eligible to receive cash incentives based upon the achievement of certain corporate and individual performance goals during the 2022 fiscal year.
The Compensation Committee reviewed each executive’s target as a percentage of their base salary. As part of this review, the target for our CEO remained at 100% of his annualized salary, the target for our CTO remained at 60% of their respective annualized salaries, and the targets for our GM and Chief Legal Officer remained at 50% of their respective annualized salaries. For participants who are director-level and above, 80% of the target incentive is based upon achievement of the revenue component of the 2022 Plan (with either (i) 100% of such target based upon the primary business area or (ii) 65% and 15% of such target based upon the primary and secondary business areas, respectively) and the remaining 20% is based upon achievement of the non-GAAP operating income margin component of the 2022 Plan, subject to additional limitations, as set forth in the 2022 Plan. The maximum incentive payable to each executive under the 2021 Cash Incentive Plan was 200% of their respective targets.
Following the end of the 2022 fiscal year, the Compensation Committee assessed the Company’s performance against the corporate performance components and determined that the Company had achieved 101% of its revenue plan and 97% of its non-GAAP operating margin plan. The Compensation Committee awarded the following annual incentive amounts, which amounts were paid in the fourth calendar quarter of 2022:

Named Executive Officer	2022 Cash Incentive Target (as a percentage of base salary)	2022 Cash Incentive Target (base * target %) (1)	2022 Actual Cash Incentive
Scipio Maximus Carnecchia	100%	$450,000	$459,000
Frank Teruel	50%	180,000	183,600
Michael E. Diamond	50%	157,075	169,641
Scott Marcus(2)	50%	170,000	98,838
Stephen J. Ritter	60%	185,400	189,108
(1)Reflects the annualized incentive target of the named executive officer.
(2)Mr. Marcus was not a participant in the 2022 Cash Incentive Plan, and accordingly, did not have a 2022 bonus target set forth under the 2022 Cash Incentive Plan. The bonus target, as a percentage of base salary, was determined by the Board, based on the recommendations of the Compensation Committee, consistent with the bonus targets assigned to participants in the 2022 Cash Incentive Plan based on Mr. Marcus’ role with the Company.

Equity-Based Incentives
Our long-term equity incentives are another key component of our “at-risk” compensation and are intended to reward longer-term performance and further align the interests of our executive officers with those of our stockholders. We believe that long-term performance is achieved through an ownership culture that rewards performance by our executive officers through the use of equity incentives.
The Company’s current equity-based incentive practice is to grant a combination of time-based RSUs and performance-based RSUs (“PSUs”) to its executives with 50% of the grant value designated as RSUs and 50% of the grant value designated as PSUs. Equity incentives are granted to our executive officers under the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”). RSUs granted under the 2020 Plan may be issued in consideration of the recipient’s past or future services performed for the Company. RSUs generally vest over a period of four years from the date of grant and PSU’s generally vest in equal annual installments over a period of three years from the date of grant (each such year, a “Performance Period”) if the Company meets annual performance criteria for the applicable Performance Period. The annual performance criteria for each annual Performance Period is tied to whether the percentage increase in the value of our common stock meets or exceeds the percentage increase in the value of the Russell 2000 Index during such Performance Period. In order to make a determination as to whether the annual performance criteria is met, the Company reviews a hypothetical investment in both our common stock and the Russell 2000 Index with a purchase price equal to the average closing price of each for the 20-trading days immediately preceding the start of the applicable Performance Period. At the end of the applicable Performance Period, the value of the hypothetical investments is determined by assuming the sale of each based on the average closing price of each from the immediately preceding 20-trading days. The percentage change is determined by comparing the increase in value to the starting investment. Additionally, a portion of the PSUs may vest during a later Performance Period if the cumulative percentage increase in value of our common stock measured over the current and all previous Performance Periods exceeds the cumulative percentage increase in value of the Russell 2000 Index.
Typically, the size and form of the initial equity awards for our executive officers are established through arm’s length negotiation at the time the individual executive officer is hired. In order to create a meaningful opportunity for reward predicated on the creation of long-term stockholder value, the Compensation Committee considers, among other things, the prospective role and responsibility, the competitive market for similar positions, and the amount of equity-based compensation which may have been forfeited by the executive officer at his or her former employer. Thereafter, the Compensation Committee reviews the equity holdings of our executive officers annually and recommends to the Board the grant of equity awards.
The following table sets forth the number of equity awards granted during the fiscal year ended September 30, 2022:

Named Executive Officer	Restricted Stock Units(1)	Performance-based Restricted Stock Units(2)
Scipio Maximus Carnecchia	117,995	157,327
Frank Teruel	4,868	6,490
Michael E. Diamond	20,649	27,533
Scott Marcus	42,950	47,721
Stephen J. Ritter	17,700	23,599
———————
(1) The RSUs will vest over a period of four years with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, subject to the holder’s continued service to the Company through each vesting date.
(2) The PSUs will vest in equal annual installments over a period of three years from the date of grant should certain performance metrics be achieved during the applicable Performance Period, subject to the holder’s continued service to the Company through each vesting date.
Other Benefits
We maintain a 401(k) plan that allows participating employees to contribute a percentage of their salary on a pre-tax basis pursuant to a cash or deferred arrangement under Section 401(k) of the Internal Revenue Service Code and subject to annual limits. The Company made matching contributions to the plan for the previous five years ending December 31st. The Company made matching contributions to the plan for the calendar year ended December 31, 2022.

In addition, we provide health, dental, vision and life and long-term disability insurance benefits to all full-time employees, including our named executive officers. We believe these benefits are competitive with the benefits of companies with which we compete for employees.
Severance and Change of Control Plans
The Compensation Committee provides our executives with severance and change of control protection when it determines that such protection is necessary to attract or retain an executive. Under the terms of their respective executive severance and change of control plans, each named executive officer is entitled to receive certain severance payments and benefits in the event that he is terminated without cause or resigns for good reason and/or is terminated in connection with a change of control of the Company, subject in all cases to certain conditions. The severance payments and benefits that are payable under these plans are further described below in the section entitled “Potential Payments Upon Termination or Change of Control.”
Executive Compensation for the 2023 Fiscal Year
Components of Executive Compensation
Base Salary. Based on input from the Compensation Consultant relative to competitive market levels, the Compensation Committee recommended and the Board approved increases in the base salaries for some of our named executive officers for the 2023 fiscal year. Messrs. Carnecchia, Diamond and Marcus received increases of 5.6%, 11.4%, and 2.2%, respectively. The base salaries of Messrs. Teruel and Ritter remained unchanged from their 2022 levels as this component of compensation was deemed appropriate. The following table summarizes the base salaries of our named executive officers for the fiscal years ending September 30, 2022 and 2023:

Named Executive Officer	2022 Base Salary		Increase for 2023	2023 Base Salary(1)
Scipio Maximus Carnecchia	$450,000		5.6%	$475,000
Frank Teruel	$360,000		—%	$360,000	(2)
Michael E. Diamond	$314,150		11.4%	$350,000
Scott Marcus	$340,000	(3)	2.2%	$347,500	(3)
Stephen J. Ritter	$309,000		—%	$309,000	(4)
———————
(1) These base salaries were effective beginning January 1, 2023.
(2) Reflects the annualized base salary of Mr. Teruel. Mr. Teruel resigned effective as of January 31, 2023 and accordingly, the cash salary actually paid to him is less than the annualized salary reflected herein.
(3) Reflects the annualized base salary of Mr. Marcus. Mr. Marcus’ employment with the Company began in March 2022 and ceased on January 20, 2023 and accordingly, the cash salary actually paid to him was less than the annualized salary reflected herein.
(4) Reflects the annualized base salary of Mr. Ritter. Mr. Ritter resigned on April 28, 2023 and accordingly, the cash salary actually paid to him is less than the annualized salary reflected herein.

Annual Cash Incentive. In March 2023, the Board, based upon the recommendation of the Compensation Committee, approved the Company’s executive cash incentive program for the fiscal year ending September 30, 2023 (the “2023 Cash Incentive Plan”). Pursuant to the terms of the 2023 Cash Incentive Plan, the Company’s executive officers will be eligible to receive cash incentives based upon the achievement of certain corporate and individual performance goals during the 2023 fiscal year. These incentives are designed to attract, motivate, retain and reward the Company’s executives. Under the 2023 Cash Incentive Plan, our Chief Executive Officer has a bonus target equal to 120% of his annualized salary; our Chief Financial Officer has a bonus target equal to 50% of his annualized salary; our Chief Technology Officer has a bonus target equal to 60% of his annualized salary; our Chief Legal Officer has a bonus target equal to 50% of his annualized salary and our General Manager has a bonus target equal to 50% of his annualized salary. Under the 2023 Cash Incentive Plan, achievement is tied to two financial metrics, revenue and non-GAAP operating income margin calculated with respect to the Company’s key business areas, deposits, core identity and ID R&D, Inc., a direct wholly owned subsidiary of the Company ("ID R&D"). Participants in the deposits and core identity business areas are assigned a primary and secondary business area for purposes of the 2023 Cash Incentive Plan. For participants who are director-level and above, 80% of the target incentive is based upon achievement of the revenue component of the 2023 Cash Incentive Plan (with either (i) 100% of such target based upon the primary business area or (ii) 65 percentage points and 15 percentage points of such target based upon the primary and secondary business areas, respectively) and the remaining 20% is based upon achievement of the non-GAAP operating income margin component of the 2023 Cash Incentive Plan. The maximum incentive payable to each executive under the 2023 Cash Incentive Plan is 200% of their respective targets.

Equity-Based Incentives. On November 30, 2022, the Board, based upon the recommendation of the Compensation Committee, approved the following grants of performance-based restricted stock units (the “performance-based RSUs”) for the fiscal year ending September 30, 2023: Mr. Carnecchia—130,333, shares; Mr. Teruel—19,550 shares; Mr. Marcus—13,034 shares; and Mr. Diamond—32,584 shares. The performance-based RSUs vest in equal annual installments over a period of three years from the date of grant should certain performance metrics be achieved. The performance-based RSUs will vest an additional 33% based on over-achievement of the aforementioned performance metrics. In addition, on November 30, 2022, the Board, based on recommendation of the Compensation Committee, approved the following grants of time-based restricted stock units (the “time-based RSUs”) for the fiscal year ended September 30, 2023: Mr. Carnecchia—97,752, shares; Mr. Teruel—14,663 shares; Mr. Marcus—9,776 shares; and Mr. Diamond—24,438 shares. The time-based RSUs will vest in equal installments over a period of four years from the date of grant.
Tax Considerations
Section 162(m) of the Code. Section 162(m) of the Code generally places a $1,000,000 limit on the amount of compensation a publicly held company can deduct in any tax year on compensation paid to “covered employees.” Prior to the passage of the Tax Cuts and Jobs Act of 2017, performance-based compensation paid to our “covered employees,” such as annual cash incentives and performance-based RSUs, was generally excluded from this $1,000,000 deduction limit. As a result of changes in the tax law, this previously-available exclusion for performance-based compensation is generally no longer available after 2018. The Compensation Committee considers tax deductibility as one of many factors in determining executive compensation, including the impact of these tax law changes. However, the Compensation Committee retains discretion to award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not tax deductible by the Company.
Risks Related to Compensation Policies and Practices
The Compensation Committee has considered whether the Company’s overall compensation program for its employees creates incentives for employees to take excessive or unreasonable risks that could materially harm the Company. We believe that several features of our compensation policies for management employees appropriately mitigate such risks, including a mix of long and short-term compensation incentives that we believe are properly weighted and the uniformity of compensation policies across the Company, which the Compensation Committee regards as setting an appropriate level of risk taking for the Company. We also believe the Company’s internal legal and financial controls appropriately mitigate the probability and potential impact of an individual employee committing the Company to a harmful long-term business transaction in exchange for short-term compensation benefits.
Hedging and Pledging Prohibition
As part of our insider trading policy, our executives and directors (including their respective spouses, persons living in their households, minor children and entities over which such persons exercise control) are prohibited from short selling and buying or selling puts, calls or other derivative securities on our securities, and from engaging in hedging, forward sale and other similar derivative transactions of our securities. In addition, our executives and directors are prohibited from holding our securities in a margin account or pledging our securities as collateral for loans.

Clawback Policy

Our 2020 Plan provides that all incentive compensation issued pursuant to the 2020 Plan is subject to recoupment as required by law or if the Board determines that the award was predicated on achievement of certain financial results that were the subject of a material financial restatement, the participant engaged in fraud or misconduct that caused the material financial restatement, and a lower granting, vesting or payment of such award would have occurred. This policy applies to all participants (including executives) and covers all Awards granted under the 2020 Plan (including cash awards).

Summary Compensation Table
The following table sets forth certain information regarding the compensation earned by each of our NEOs during the fiscal years ended September 30, 2022, 2021 and 2020:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total Compensation ($)
Scipio Maximus Carnecchia	2022	450,000		—		4,701,320	—	459,000	720	5,611,040
Chief Executive	2021	450,000		—		2,283,961	—	724,500	2,580	3,461,041
Officer	2020	450,000		—		376,307	—	514,980	2,187	1,343,474
Frank Teruel	2022	360,000		—		193,946	—	183,600	1,470	739,016
Former Chief Financial Officer	2021	73,636	(4)	60,915	(5)	1,200,012	—	—	231	1,334,794
Michael E. Diamond	2022	311,862		—		822,742	—	169,641	1,590	1,305,835
General Manager	2021	302,750		—		399,698	—	173,316	1,080	876,844
	2020	296,000		—		394,340	—	176,188	3,413	869,941
Scott Marcus Former General Counsel & Secretary	2022	193,182		—		1,266,674	—	98,838	420	1,559,114
Stephen J. Ritter	2022	306,753		—		705,210	—	189,108	720	1,201,791
Former Chief	2021	298,119		—		342,596	—	290,082	1,080	931,877
Technology Officer	2020	292,438		—		219,086	—	200,108	1,645	713,277
———————
(1)The amounts shown under the “Stock Awards” column and the “Option Awards” column represent the aggregate grant date fair value of RSUs (including certain Senior Executive Performance RSUs) and option awards, respectively, granted to each NEO in the year indicated, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 7 of the accompanying notes to the consolidated financial statements included in this Form 10-K. As of November 2022, the performance period for our Senior Executive Performance RSUs ended and the Company’s stock performance during the performance period did not result in the vesting of any Senior Executive Performance RSUs.
(2)The amounts shown under the Non-Equity Incentive Plan Compensation column represent annual cash bonuses earned pursuant to the Company’s cash incentive plans that were in effect for the applicable year.
(3)Represents group term life insurance and long-term disability premiums and wellness benefits paid on behalf of our NEOs in the fiscal years ended September 30, 2022, 2021, and 2020, unless otherwise noted.
(4)Represents the portion of Mr. Teruel’s base salary earned during the portion of the 2021 fiscal year during which Mr. Teruel commenced his employment with the Company (July 2021).
(5)Represents a discretionary bonus of $60,915 with respect to Mr. Teruel’s service to the Company during the 2021 fiscal year. Mr. Teruel joined the Company during the 2021 fiscal year, and thus was not a participant in the Company’s executive cash incentive program for the fiscal year ended September 30, 2021 (the “2021 Cash Incentive Plan”), but was awarded this discretionary bonus by the Board, based on recommendations of the Compensation Committee, consistent with the targets and criteria set forth in the 2021 Cash Incentive Plan, pro-rated to reflect the portion of the year during which Mr. Teruel served in his position.

Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards to each of our NEOs during the fiscal year ended September 30, 2022:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(3)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards (4)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)
Scipio Maximus	11/26/2021	—	—	—	117,995	235,990	275,322	275,322	$4,701,320
Carnecchia	1/12/2022	$81,000	$450,000	$900,000	—	—	—	—	—
Frank Teruel	11/26/2021	—	—	—	4,868	9,736	11,358	11,358	$193,946
	1/12/2022	$32,400	$180,000	$360,000	—	—	—	—	—
Michael E. Diamond	11/26/2021	—	—	—	20,649	41,298	48,182	48,182	$822,742
	1/12/2022	$28,274	$157,075	$314,150	—	—	—	—	—
Scott Marcus	3/7/2022	—	—	—	42,950	78,741	90,671	90,671	$1,266,674
	1/12/2022	$30,600	$170,000	$340,000	—	—	—	—	—
Stephen J. Ritter	11/26/2021	—	—	—	17,700	35,400	41,299	41,299	$705,210
	1/12/2022	$33,372	$185,400	$370,800	—	—	—	—	—
———————
(1)These NEOs were participants in the 2022 Cash Incentive Plan and were eligible to receive cash bonuses based upon the achievement of certain corporate performance goals as described below.
(2)This column sets forth the number of shares of common stock underlying the RSUs and PSUs that were granted to the NEOs. If the NEOs do not satisfy the performance-based vesting conditions with respect to such PSU awards, such awards will not vest, and the NEOs will not receive any shares of Common Stock with respect to such awards. Once the performance-based vesting condition is achieved and the time-based vesting periods are complete, the full amount of the RSUs and PSUs will become vested and payable to the NEOs. See section titled “Equity-Based Incentives” and footnote (3) below for further information.
(3)RSUs and PSUs were granted to Messrs. Carnecchia, Teruel, Diamond, and Ritter on November 26, 2021. 50% of the grant value was designated as RSUs and 50% of the grant value designated as PSUs. RSUs and PSUs were also granted to Mr. Marcus upon commencement of his employment with the Company on March 7, 2022. The value of the RSUs and PSUs granted to Mr. Marcus were $600,012 and $666,662, respectively. Mr. Marcus left the Company in January 2023 and no RSUs or PSUs vested. The RSUs will vest 25% of the shares over four years on each one-year anniversary of the respective date of grant. The PSUs will vest in equal annual installments over a period of three years from the respective date of grant should certain performance metrics be achieved during the applicable Performance Period. The performance metrics with respect to the vesting of the PSUs are tied to the percentage increase in the value of our common stock as compared to the percentage increase in the value of the Russell 2000 Index during the applicable Performance Period. In order to make a determination as to whether the annual performance criteria is met, the Company reviews a hypothetical investment in both our common stock and the Russell 2000 Index with a purchase price equal to the average closing price of each for the 20-trading days immediately preceding the start of the applicable Performance Period. At the end of the applicable Performance Period, the value of the hypothetical investments is determined by assuming the sale of each based on the average closing price of each from the immediately preceding 20-trading days. The percentage change is determined by comparing the increase in value to the starting investment. To the extent that our common stock performance is less than equal to, but at least 85% of, the performance of the Russell 2000 Index, a pro-rata portion of the shares will be vested. To the extent that our common stock performance is greater than 100% of the performance of the Russell 2000 Index, a pro-rata portion of additional shares will vest. Additionally, a portion of the PSUs may vest during a later Performance Period if the cumulative percentage increase in value of our common stock measured over the current and all previous Performance Periods exceeds the cumulative percentage increase in value of the Russell 2000 Index.

(4)The amounts disclosed in the “Grant Date Fair Value of Stock and Option Awards” column are equal to the aggregate grant date fair value of each RSU and PSU award computed in accordance with ASC Topic 718. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 7 of the accompanying notes to the consolidated financial statements included in this Form 10-K.
Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table
For a narrative discussion of the Summary Compensation Table and the Grants of Plan-Based Awards table, see the footnotes to the tables. In addition, below is a description of the material compensation-related terms of all employment arrangements in effect during the fiscal year ended September 30, 2022 with our NEOs, including annual base salaries during the fiscal year ended September 30, 2022 as well as their current annual base salaries. For a description of the payments and benefits that would be provided to our named executive officers in connection with a termination of their employment or a change of control, see the section below entitled “Potential Payments Upon Termination or Change of Control.”

Scipio "Max" Carnecchia

In November 2018, we entered into an executive employment agreement with Scipio Maximus Carnecchia, our CEO. Mr. Carnecchia’s annual base salary for our 2022 fiscal year was $450,000 and his current annual base salary is $475,000. He is eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Carnecchia is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”
Frank Teruel
In June 2021, we entered into a letter agreement with Frank Teruel, our former CFO. Mr. Teruel’s annual base salary during our 2022 fiscal year was $360,000 and his annual base salary when he resigned in January 2023 was $360,000. He was eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Teruel was also entitled to receive certain severance payments and benefits in the event that his employment was terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”
Michael E. Diamond
In June 2012, we entered into a letter agreement with Michael E. Diamond, our GM. Mr. Diamond’s annual base salary during our 2022 fiscal year was $314,150 and his current annual base salary is $350,000. He is eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Diamond is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”
Scott Marcus

In March 2022, we entered into a letter agreement with Scott Marcus, our former General Counsel & Secretary. Mr. Marcus’ annual base salary during our 2022 fiscal year was $340,000 and his annual base salary when he ceased to be employed with the Company in January 2023 was $347,500. He was eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Marcus was also entitled to receive certain severance payments and benefits in the event that his employment was terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”
Stephen J. Ritter
In January 2016, we entered into a letter agreement with Stephen J. Ritter, our former CTO. Mr. Ritter’s annual base salary during our 2022 fiscal year was $309,000 and his annual base salary when he resigned in April 2023 was $309,000. He was eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Ritter was also entitled to receive certain severance payments and benefits in the event that his employment was terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our NEOs as of September 30, 2022:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock Not Yet Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
Scipio Maximus Carnecchia	87,149	(3)	3,790	—	9.50	11/6/2028	—		—
	57,545	(4)	23,695	—	9.50	11/6/2028	—		—
	—	(5)	—	800,000	9.50	11/6/2028	—		—
	—		—	—	—	—	11,843	(6)	108,482
	—		—	—	—	—	23,685	(7)	216,955
	—		—	—	—	—	55,006	(8)	503,855
	—		—	—	—	—	63,345	(9)	580,240
	—		—	—	—	—	56,308	(10)	515,781
	—		—	—	—	—	117,995	(14)	1,080,834
	—		—	—	—	—	156,933	(15)	1,437,506
Frank Teruel	—		—	—	—	—	49,479	(11)	453,228
	—		—	—	—	—	4,868	(14)	44,591
	—		—	—	—	—	6,474	(15)	59,302
Michael E. Diamond	58,099	(3)	2,527	—	9.50	11/06/28	—		—
	—		—	—	—	—	7,895	(6)	72,318
	—		—	—	—	—	18,565	(12)	170,055
	—		—	—	—	—	12,377	(13)	113,373
	—		—	—	—	—	11,086	(9)	101,548
	—		—	—	—	—	9,855	(10)	90,272
	—		—	—	—	—	20,649	(14)	189,145
	—		—	—	—	—	27,463	(15)	251,561
Scott Marcus	—		—	—	—	—	42,950	(16)	393,422
	—		—	—	—	—	47,721	(17)	437,124
Stephen J. Ritter	29,049	(3)	1,264	—	9.50	11/06/28	—		—
	—		—	—	—	—	3,948	(6)	36,164
	—		—	—	—	—	10,314	(12)	94,476
	—		—	—	—	—	6,876	(13)	62,984
	—		—	—	—	—	9,502	(9)	87,038
	—		—	—	—	—	8,448	(10)	77,384
	—		—	—	—	—	17,700	(14)	162,132
	—		—	—	—	—	23,541	(15)	215,636
———————
(1)The option awards expire 10 years from the date of grant, and may be subject to earlier expiration in connection with a termination of employment.
(2)The closing price of our common stock on the Nasdaq Capital Market as of September 30, 2022 was $9.16 per share.
(3)The shares subject to the option award vested over a period of four years from November 6, 2018, the date of grant, with 25% of the shares subject to the award having vested on the first anniversary of the date of grant and the remaining shares subject to such option vesting in equal monthly installments thereafter, and will be fully vested on November 6, 2022.

(4)The shares subject to the option award vested over a period of five years from November 6, 2018, the date of grant, with 25% of the shares subject to the award having vested on the first anniversary of the date of grant and the remaining shares subject to such option vesting in equal monthly installments thereafter, and will be fully vested on November 6, 2023.
(5)The shares subject to the performance equity award vest upon the closing market price of the Company’s common stock achieving certain predetermined levels and Mr. Carnecchia’s serving as the CEO of the Company for at least three years.
(6)The shares subject to the RSU award vested over a period of four years from November 6, 2018, the date of grant, with 25% of the shares subject to the award having vested on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 6, 2022.
(7)The shares subject to the RSU award vest over a period of five years from November 6, 2018, the date of grant, with 25% of the shares subject to the award vesting on the second anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 6, 2023.
(8)The shares subject to the PSU award vest over a period of four years from March 20, 2020, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments on the second and third anniversaries of the date of grant. The shares are also subject to an additional one-year vesting period and will be fully vested on March 20, 2024.
(9)The shares subject to the RSU award vest over a period of four years from November 27, 2020, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal installments, and will be fully vested on November 27, 2024.
(10)The shares subject to the PSU award vest over a period of three years from November 27, 2020, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 27, 2023.
(11)The shares subject to the RSU award vest over a period of four years from July 19, 2021, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on July 19, 2025.
(12)The shares subject to the RSU award vest as follows: 37.5% on the one-year anniversary of the date of grant of March 20, 2020, 12.5% on November 14, 2021, and 25% on each of November 14, 2022 and 2023.
(13)The shares subject to the PSU award vested over a period of three years from March 20, 2020, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and were fully vested as of March 20, 2023.
(14)The shares subject to the RSU award vest over a period of four years from November 26, 2021, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal installments, and will be fully vested on November 26, 2025.
(15)The shares subject to the PSU award vest over a period of three years from November 26, 2021, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 26, 2024.
(16)The shares subject to the RSU award vest over a period of four years from March 7, 2022, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on March 7, 2026.
(17)The shares subject to the PSU award vest over a period of three years from March 7, 2022, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on March 7, 2025.

Option Exercises and Stock Vested
The following table sets forth information regarding exercise of option awards and vesting of shares underlying RSUs for our NEOs for the fiscal year ended September 30, 2022:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
Scipio Maximus Carnecchia	—	$—	100,787	$1,670,374
Frank Teruel	—	—	16,492	157,828
Scott Marcus	—	—	—	—
Michael E. Diamond	—	—	37,953	623,441
Stephen J. Ritter	—	—	29,564	492,390
———————
(1)The value realized equals the number of shares acquired on exercise multiplied by the difference between the per share closing price of the Company’s common stock on the date of exercise and the per share exercise price of the option.
(2)Amounts include shares tendered to us for payment of payroll tax obligations.
(3)The value realized equals the number of shares vested multiplied by the per share closing price of the Company’s common stock on the date of vesting.

Pension Benefits, Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation
No pension benefits were paid to any of our NEOs during the fiscal year ended September 30, 2022. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.
Potential Payments Upon Termination or Change of Control

Scipio Maximus Carnecchia
On November 6, 2018, we entered into an Executive Employment Agreement with Scipio Maximus Carnecchia ( the “Carnecchia Employment Agreement”).
Under the terms of the Carnecchia Employment Agreement, if Mr. Carnecchia’s employment with the Company is terminated by the Company without “cause” or by Mr. Carnecchia for “good reason” (each as defined in the Carnecchia Employment Agreement), in each case, other than in connection with a Change of Control, then as long as Mr. Carnecchia signs a release of any claims against the Company, he will be entitled to the following severance benefits: (i) a lump-sum cash amount equal to his earned but unpaid salary as of his termination date; (ii) a lump-sum cash amount equal to 100% of his base salary as of his termination date; (iii) a lump-sum cash amount equal to the value of twelve (12) months of COBRA continuation coverage; (iv) all equity awards granted to him will be treated as set forth in the applicable award agreements and plan documents to which such equity awards are subject; and (v) a lump-sum pro-rated amount of his target bonus as of his termination date.
Pursuant to the Carnecchia Employment Agreement, if Mr. Carnecchia’s employment with the Company is terminated without “cause” or for “good reason” at any time two months prior to or within 24 months after a Change of Control, then as long as Mr. Carnecchia signs a release of any claims against the Company, he will be entitled to the following severance benefits: (i) a lump-sum cash amount equal to his earned but unpaid salary as of his termination date; (ii) a lump-sum cash amount equal to 200% of his base salary as of his termination date; (iii) a lump-sum cash amount equal to the value of twenty-four (24) months of COBRA continuation coverage; (iv) (A) all non-performance equity awards granted to him will vest and become immediately exercisable, (B) (1) any time vesting requirement of any performance equity awards shall be deemed to be satisfied and (2) the share price for determining whether the performance vesting requirement of any performance equity awards has been satisfied shall be the per share price payable to the stockholders of the Company in connection with the Change of Control, and (C) any restrictions of any kind imposed by the Company or any Company equity award plan or equity award agreement that relate to any equity securities or equity awards held by Mr. Carnecchia will lapse; and (v) a lump-sum pro-rated amount of his target bonus as of his termination date.
The timing of severance payments and benefits under the Carnecchia Employment Agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A.
Frank Teruel
On May 10, 2021, we entered into an Executive Severance and Change of Control Plan with Frank Teruel, our Chief Financial Officer (the “Teruel Severance Plan”).

Under the terms of the Teruel Severance Plan, if we terminated Mr. Teruel’s employment without Cause (as defined below) or if Mr. Teruel terminated his employment for Good Reason (as defined below), Mr. Teruel would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Teruel’s annual base salary then in effect; and (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Teruel and his dependents.
In addition, the Teruel Severance Plan provides that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminated Mr. Teruel’s employment without Cause or if Mr. Teruel terminated his employment with the Company for Good Reason, Mr. Teruel would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Teruel’s annual base salary then in effect; (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Teruel and his dependents; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Teruel.
The timing of severance payments and benefits under the Teruel Severance Plan could have been deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. Mr. Teruel resigned as our CFO effective as of January 31, 2023 and this agreement is therefore no longer in effect.
Michael E.  Diamond
On August 10, 2017, we entered into an Executive Severance and Change of Control Plan with Michael E. Diamond, our General Manager (the “Diamond Severance Plan”).
Under the terms of the Diamond Severance Plan, if we terminate Mr. Diamond’s employment without Cause (as defined below) or if Mr. Diamond terminates his employment for Good Reason (as defined below), Mr. Diamond will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 100% of Mr. Diamond’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); and (iii) a lump-sum cash amount equal to 12 months of premium payments for continuation coverage under the Company’s health plans for Mr. Diamond and his dependents, excluding any flexible spending account.
In addition, the Diamond Severance Plan provides that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminates Mr. Diamond’s employment without Cause or if Mr. Diamond terminates his employment with the Company for Good Reason, Mr. Diamond will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 100% of Mr. Diamond’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); (iii) a lump-sum cash amount equal to 12 months of premium payments for continuation coverage under the Company’s health plans for Mr. Diamond and his dependents, excluding any flexible spending account; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Diamond.
The timing of severance payments and benefits under the Diamond Severance Plan may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. The Diamond Severance Plan also provides for the reduction of any severance payments and benefits to Mr. Diamond to the extent necessary to ensure that he will not receive any “excess parachute payments” under Section 280G.
Scott Marcus
On March 7, 2022, we entered into an Executive Severance and Change of Control Plan with Scott Marcus, our Former General Counsel & Secretary (the “Marcus Severance Plan”).
Under the terms of the Marcus Severance Plan, if we terminated Mr. Marcus’ employment without Cause (as defined below) or if Mr. Marcus terminated his employment for Good Reason (as defined below), Mr. Marcus would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Marcus’ annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); and (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Marcus and his dependents, excluding any flexible spending account.
In addition, the Marcus Severance Plan provided that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminated Mr. Marcus’ employment without Cause or if Mr. Marcus terminated his employment with the Company for Good Reason, Mr. Marcus would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Marcus’ annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Marcus and his dependents, excluding any flexible spending account; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Marcus.

The timing of severance payments and benefits under the Marcus Severance Plan could have been deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. The Marcus Severance Plan also provided for the reduction of any severance payments and benefits to Mr. Marcus to the extent necessary to ensure that he would not have received any “excess parachute payments” under Section 280G. Mr. Marcus’ employment with the Company ceased on January 20, 2023 and this agreement is therefore no longer in effect.
Stephen J. Ritter
On August 10, 2017, we entered into an Executive Severance and Change of Control Plan with Stephen J. Ritter, our Chief Technology Officer (the “Ritter Severance Plan”).
Under the terms of the Ritter Severance Plan, if we terminated Mr. Ritter’s employment without Cause (as defined below) or if Mr. Ritter terminated his employment for Good Reason (as defined below), Mr. Ritter would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Ritter’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); and (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Ritter and his dependents, excluding any flexible spending account.
In addition, the Ritter Severance Plan provides that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminated Mr. Ritter’s employment without Cause or if Mr. Ritter terminated his employment with the Company for Good Reason, Mr. Ritter would have been entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Ritter’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Ritter and his dependents, excluding any flexible spending account; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Ritter.
The timing of severance payments and benefits under the Ritter Severance Plan could have been deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. The Ritter Severance Plan also provided for the reduction of any severance payments and benefits to Mr. Ritter to the extent necessary to ensure that he would not have received any “excess parachute payments” under Section 280G. Mr. Ritter resigned as our CTO effective on April 28, 2023 and this agreement is therefore no longer in effect.
For purposes of each of the foregoing severance plans:
•“Cause” generally means: (i) any material failure on the part of the executive to faithfully and professionally carry out his duties, subject to a 10-day cure period; (ii) the executive’s dishonesty or other willful misconduct (or in the case of the Carnecchia Employment Agreement, other misconduct), if such dishonesty or other willful misconduct (or in the case of the Carnecchia Employment Agreement, other misconduct), is intended to or likely to materially injure the business of the Company (and in the case of the Carnecchia Employment Agreement, materially injure the reputation of the Company); (iii) the executive’s conviction of any felony or of any other crime, in each case, involving moral turpitude; (iv) the executive’s insobriety or illegal use of drugs, chemicals or controlled substances in the course of performing his duties and responsibilities or otherwise materially affecting his ability to perform the same; and (v) any wanton or willful dereliction of duties by the executive. In addition to the foregoing, under the Carnecchia Employment Agreement, “Cause” also means the executive’s material breach of any written agreement with the Company or any of its affiliates or material violation of the Company’s Standards of Business Conduct or any other material written policy of the Company.
•“Good Reason” generally means: (i) the Company’s breach of any of the material terms of the severance plan; (ii) the Company’s relocating its offices at which the executive is initially principally employed to a location either outside the United States or more than 50 miles from both the executive’s residence and the offices of the Company (or in the case of the Carnecchia Employment Agreement, outside of the United States or outside of San Diego County), and that reassignment materially and adversely affects the executive’s commute and the executive is required to commute to such location without the executive’s written consent; (iii) a material diminution in the executive’s duties or responsibilities or conditions of employment (or in the case of the Carnecchia Employment Agreement, title); from those in effect on the effective date of the severance plan; (iv) any reductions which, in the aggregate, are more than 10% of the executive’s base salary in effect when any reduction is first imposed without the executive’s consent (other than such a reduction or reductions applicable generally to other senior executives of the Company) (or in the case of the Carnecchia Employment Agreement, a reduction of Mr. Carnecchia’s base salary or reduction of Mr. Carnecchia’s target bonus percentage without his consent); provided, however, that the executive must provide the Company with written notice of the executive’s intent to terminate his employment and a description of the event which the executive believes constitutes Good Reason within 60 days after the initial existence of the event, subject to a 30-day cure period in favor of the Company, and if the default is not cured, the executive must terminate within 90 days of the end of the cure period.
•“Change of Control” generally means the occurrence of any of the following events: (i) any person or group (within the meaning of Section 13(d) or 14(d), as applicable, of the Exchange Act) (a “Person”), becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act) of securities representing 50% or more of the voting power of our then outstanding securities (“Company Voting Securities”); (ii) the consummation of a share exchange or a merger or consolidation of the Company, where the Persons who were the beneficial owners of Company Voting Securities outstanding immediately prior to such transaction do not beneficially own more than 50% of the voting securities of the Company or the Acquiring Company (as defined in the applicable agreement) immediately after such transaction in substantially the same proportions as their ownership of Company Voting Securities immediately prior to such transaction; (iii) a sale or other disposition of all or substantially all of our assets; or (iv) such time as the Continuing Directors (as defined in the applicable agreement Severance Plan) do not constitute at least a majority of the Board (or, if applicable, of the board of directors of a successor to the Company).
The table below estimates the amount of compensation and benefits to be provided to each of our named executive officers in the event of termination of such executive’s employment under certain circumstances. These amounts are estimates of the amounts that would be paid or provided to the executives upon termination of employment or a change of control had the termination occurred on September 30, 2022, the last business day of the fiscal year end. The actual amounts can only be determined at the time of such executive’s separation from the Company.
In the table below, the assumed payouts for the accelerated vesting of stock options were calculated by taking the difference between the exercise price of the unvested in-the-money stock option and $9.16, which was the per share closing price of our common stock on the Nasdaq Capital Market as of September 30, 2022, and multiplying that by the number of stock options which would become vested if the change of control had occurred on September 30, 2022. The assumed payouts for the accelerated vesting of RSUs were calculated by multiplying $9.16 by the number of shares of common stock underlying RSUs that would have vested if the change of control had occurred on September 30, 2022. These assumed payouts are determined for SEC disclosure purposes only and are not necessarily indicative of the actual benefit the executive would receive.

Name	Benefit	Involuntary Termination by the Company Without Cause or Resignation for Good Reason		Change of Control Termination Without Cause or Resignation for Good Reason
Scipio Maximus Carnecchia	Base Salary	$450,000	(1)	$900,000	(2)
	Equity Plans	—		1,986,511	(3)
	Health Benefits	31,710	(4)	63,421	(5)
Frank Teruel	Base Salary	180,000	(9)	180,000	(1)
	Equity Plans	—		497,819	(6)
	Health Benefits	11,086	(7)	11,086	(7)
Scott Marcus	Base Salary	170,000	(9)	170,000	(9)
	Equity Plans	—		393,422	(11)
	Health Benefits	15,855	(7)	15,855	(7)
Michael E. Diamond	Base Salary	314,150	(1)	314,150	(1)
	Equity Plans	—		533,066	(8)
	Health Benefits	18,188	(4)	18,188	(4)
Stephen J. Ritter	Base Salary	154,500	(9)	154,500	(9)
	Equity Plans	—		379,810	(10)
	Health Benefits	9,364	(7)	9,364	(7)
———————
(1)Amount represents 100% of the executive’s annual base salary in effect September 30, 2022, unless otherwise noted.
(2)Amount represents twice the amount of the executive’s annual base salary in effect at September 30, 2022.
(3)Amount represents accelerated vesting of 216,868 unvested RSUs as of September 30, 2022.
(4)Amount represents estimated payments for continued coverage under the Company’s health plans for up to 12 months, unless otherwise noted.
(5)Amount represents estimated payments for continued coverage under the Company’s health plans for up to 24 months.
(6)Amount represents accelerated vesting of 54,347 unvested RSUs as of September 30, 2022.
(7)Amount represents estimated payments for continued coverage under the Company’s health plans for up to six months.
(8)Amount represents accelerated vesting of 58,195 unvested RSUs as of September 30, 2022.

(9)Amount represents 50% of the executive’s annual base salary in effect September 30, 2022.
(10)Amount represents accelerated vesting of 41,464 unvested RSUs as of September 30, 2022.
(11)Amount represents accelerated vesting of 42,950 unvested RSUs of September 30, 2022.
Compensation Committee Interlocks and Insider Participation
During the 2022 fiscal year, Alex W. “Pete” Hart, James C. Hale, Kimberly S. Stevenson, Rahul Gupta, Scott Carter and Donna C. Wells served on the Compensation Committee. Mr. Hart retired from the Board in March 2022. None of these directors had at any time been an officer of the Company. During the 2022 fiscal year, no interlocking relationship existed between the Board or the Compensation Committee and the board of directors, compensation committee or human resources committee, as appropriate, of any other entity.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K of the SEC’s rules and regulations with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Compensation Committee
James C. Hale
Kimberly S. Stevenson
Rahul Gupta
The foregoing Compensation Committee Report shall not be deemed to be “soliciting material,” deemed “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act. Notwithstanding anything to the contrary set forth in any of the Company’s previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the foregoing Compensation Committee Report shall not be incorporated by reference into any such filings.

PEO Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable SEC rules, we have prepared the ratio of the annual total compensation of our PEO to the median employee’s annual total compensation. Our PEO on July 31, 2022, the date on which the median employee was calculated, was Scipio Maximus Carnecchia. Mr. Carnecchia’s annualized total compensation for 2022 was $5,611,040. This amount equals Mr. Carnecchia’s compensation as reported in the Summary Compensation Table. The median employee’s (excluding the PEO) annual total compensation for 2022 was $90,991. Based on the foregoing, our estimate of the ratio of the annual total compensation of our PEO to the annual total compensation of our median employee was 62 to 1.
The SEC’s rules for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to choose from a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. As a result, our pay ratio may not be comparable to the pay ratio reported by other companies.
Our PEO to median employee ratio is a reasonable estimate calculated in a manner that is consistent with SEC rules based on a combination of compensation data from global payroll and human resources records and using the methodology, assumptions and estimates described below.
In identifying our median employee, we used the annual base salary for each employee included in the Company’s payroll and other compensation records. All compensation amounts were annualized for permanent employees who did not work for the entire year, such as new hires and employees on paid or unpaid leaves of absence. We did not apply any cost-of-living adjustments nor did we use any form of statistical sampling. We captured employees as of July 31, 2022, consisting of approximately 596 individuals located worldwide (approximately 433 of which are located internationally). We excluded 141 employees of HooYu as the acquisition occurred in fiscal 2022 and 10 employees from Mexico as the employees in this jurisdiction represent less than 5% of our total employees, from our determination of the median employee.
During fiscal 2022, we paid our non-US employees in local foreign currency, which included Euros, GBPs, Pesos and Rubles. Amounts were converted into U.S. Dollars based on applicable exchange rates as of July 31, 2022 for purposes of calculating the PEO to median employee ratio.

Compensation of Non- Employee Directors

For the 2022 fiscal year, our non-employee directors were compensated on a retainer-based model. We also reimburse our non-employee directors for their reasonable expenses incurred in attending Board and committee meetings. Members of the Board who are also employees of the Company receive no compensation for their services as a director. Our non-employee directors are also eligible to participate in the Mitek Systems, Inc. Directors Deferral Plan (the “Deferral Plan”) pursuant to which they may make an irrevocable election to defer a portion of their equity pay, subject to rules and minimum and/or maximum deferrals set forth in the Deferral Plan.
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us by members of the Board in their capacities as such, for the fiscal year ended September 30, 2022:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards (3)(4)	All Other Compensation ($)	Total Compensation ($)
Scott Carter	$28,111	$181,269	$—	$209,380
Rahul Gupta	$28,111	$150,013	$—	$178,124
James C. Hale	$50,278	$150,013	$—	$200,291
Bruce E. Hansen	$112,111	$150,013	$—	$262,124
Susan J. Repo (5)	$52,222	$150,013	$—	$202,235
Kimberly S. Stevenson (6)	$49,333	$150,013	$—	$199,346
Donna C. Wells	$47,889	$150,013	$—	$197,902

(1)Scipio Maximus Carnecchia, a director, our Chief Executive Officer and named executive officer, is not included in this table as he was an employee of the Company and therefore received no compensation for his service as a director. Mr. Carnecchia’s compensation is included in the “Summary Compensation Table” above.
(2)Except as noted, this amount reflects an annual retainer, which is paid on a quarterly basis, of $40,000 for the first half of fiscal 2022 and of $50,000 for the second half of fiscal 2022. The amount for (a) Mr. Hale includes an additional $3,125 for his role as chair of the Audit Committee for part of fiscal 2022, (b) Mr. Hansen includes an additional $65,000 for his role as Chairman of the Board and an additional $3,750 for his role as chair of the Nominating & Governance Committee for part of fiscal 2022, (c) Ms. Repo contains an additional $9,375 for her role as chair of the Audit Committee for part of fiscal 2022, (d) Ms. Stevenson contains an additional $3,750 for her role as chair of the Compensation Committee for part of fiscal 2022, and (e) Ms. Wells contains an additional $3,750 for her role as chair of the Nomination and Corporate Governance Committee for part of fiscal 2022.
(3)The amounts shown under the “Stock Awards” column represent the aggregate grant date fair value of stock options and restricted stock units granted to each non-employee director computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation— Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 6 of the accompanying notes to our consolidated financial statements included in this Form 10-K.
(4)As of September 30, 2022, our non-employee directors held restricted stock units for the following number of shares of our common stock: Mr. Carter—10,068; Mr. Gupta—10,068; Mr. Hale—82,459; Mr. Hansen—82,459; Ms. Repo—15,541; Ms. Stevenson—20,766; and Ms. Wells—28,084. As of September 30, 2022, Mr. Hale also held stock options to purchase 40,000 shares of our common stock.
(5)Messrs. Carter and Gupta was appointed to the Board on March 3, 2022 and as such the fees paid to them were pro-rated.

Director Stock Ownership Requirements
The Board has stock ownership requirements designed to further link the interests of our Board with that of our stockholders. These requirements provide that each of our independent directors must have equity positions in the Company with a value equal to five times his or her annual retainer amount. Direct and indirect stock ownership, including the vested in-the-money portion of any stock options held by the independent director, are included in determining each director’s equity position. Each independent director has five years to achieve the target ownership level. A director who fails to meet the ownership guidelines within the five-year period will not be eligible for new equity awards until the director achieves his or her prescribed ownership level. As of the end of the 2022 fiscal year, all directors who have served on the Board for five years or more were in compliance with this policy.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information concerning the beneficial ownership of the shares of our common stock as of June 30, 2023, by:
•each person we know to be the beneficial owner of 5% of more of our outstanding shares of common stock;
•our named executive officers;
•our current directors; and
•all of our current executive officers and directors as a group.
Information with respect to beneficial ownership is based solely on a review of our capital stock transfer records and on publicly available filings made with the SEC by or on behalf of the stockholders listed below. The address for all executive officers and directors is Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101.
Percentage of beneficial ownership is calculated based on the 45,507,401 shares of common stock outstanding on June 30, 2023. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of our common stock within 60 days of June 30, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner or Identity of Group	Number of Shares		Percent of Class
Greater than 5% Stockholders
Blue Grotto Capital, LLC	4,076,219	(1)	9.0%
BlackRock, Inc.	3,335,895	(2)	7.3%
GO ETF Solutions LLP	2,988,407	(3)	6.6%
The Vanguard Group	2,854,999	(4)	6.3%
Legal & General Investment Management Limited	2,742,257	(5)	6.0%
Toronado Capital Management, LLC	2,635,040	(6)	5.8%
Named Executive Officers
Scipio Maximus Carnecchia	1,104,818	(7)	2.4%
Frank Teruel	13,512	(8)	*
Scott Marcus	—		*
Michael E. Diamond	235,714	(9)	*
Stephen J. Ritter	280,344	(10)	*
Directors
Scott Carter	121,037	(11)	*
Rahul Gupta	12,068	(12)	*
Bruce E. Hansen	162,751	(13)	*
James C. Hale	202,459	(14)	*
Susan J. Repo	15,541	(15)	*
Kimberly S. Stevenson	20,766	(16)	*
Donna C. Wells	41,293	(17)	*
Directors and Current Executive Officers as a Group (11 individuals)	2,381,200	(18)	5.1%

*	Less than 1%.
(1)Consists of shares of common stock held by Blue Grotto Capital, LLC, located at 2000 Riveredge Parkway, Suite 500, Atlanta, GA 30328. The ownership information for Blue Grotto Capital, LLC (“Blue Grotto”) is based on information supplied by Blue Grotto in a statement on a Schedule 13G/A filed with the SEC on January 26, 2023. Blue Grotto holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. Blue Grotto has sole voting power and dispositive power over 4,076,219 shares of common stock. This information is based on a Schedule 13G/A filed on January 26, 2023 with the SEC.

(2)Consists of shares of common stock held by BlackRock, Inc. (“BlackRock”), located at 55 East 52nd Street, New York, NY 10055. BlackRock holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. BlackRock has sole voting power over 3,288,183 shares and sole dispositive power over 3,335,895 shares. This information is based on a Schedule 13G/A filed on January 31, 2023 with the SEC.
(3)Consists of shares of common stock held by Go UCITS ETC Solutions PLC (“Go ETF Solutions”), located at 2 Grand Canal Square, Dublin 2, Ireland. Go ETF Solutions is organized as an open-ended investment company with variable capital. Go ETF Solutions is structured as an umbrella fund and is comprised of separate sub-funds. Go ETF Solutions LLP and Legal & General Investment Management Limited, each located at One Coleman Street, London, EC2R 5AA (collectively, the “ETF Investment Managers”) are the investment managers for each of the funds. Go ETF Solutions and the Investment Managers hold shared voting power over the 2,988,407 shares of common stock and Go ETF Solutions LLP has sole dispositive power over such shares. This information is based on a Schedule 13G filed on February 11, 2021 with the SEC.
(4)Consists of shares of common stock held by The Vanguard Group, located at 100 Vanguard Blvd., Malvern, PA 19355. The ownership information for The Vanguard Group, Inc. (“Vanguard”) is based on information supplied by Vanguard in a statement on a Schedule 13G/A filed with the SEC on February 9, 2023. Vanguard holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. Vanguard has shared voting power over 67,684 shares of common stock, sole dispositive power over 2,751,646 shares owned, and shared dispositive power over 103,353 shares owned. This information is based on a Schedule 13G/A filed on February 9, 2023 with the SEC.
(5)Legal & General Investment Management Limited (“Legal & General”) is a discretionary investment manager authorized and regulated by the UK financial conduct authority. Legal & General UCITS ETF Plc (the “L&G Company”) is organized as an open-ended investment company with variable capital structured as an umbrella fund and comprised of separate sub-funds. The L&G Company has segregated liability between its funds and is organized under the laws of Ireland as a public limited company pursuant to the Companies Act (2014) (as amended) (the “Companies Act”). The L&G Company has entered into a management agreement with LGIM Managers (Europe) Limited under which the manager is responsible for the management of the L&G Company’s affairs. LGIM Managers (Europe) Limited is a limited liability company incorporated in Ireland and authorized by the Central Bank of Ireland as a super manco. LGIM Managers (Europe) Limited has appointed Legal & General as the investment manager for each of the funds. Legal & General reported that it had shared voting power and sole power to dispositive power over 2,742,257 shares. Each of L&G Company and LGIM Managers (Europe) Limited reported that it had shared voting power over 2,735,234 shares. The business address of Legal & General is One Coleman Street, London, EC2R 5AA, UK, and the business address of L&G Company and LGIM Managers Europe is 70 Sir John Rogersons Quay, Dublin 2, Ireland. This information is based on a Schedule 13G/A filed on February 14, 2022 with the SEC.
(6)Toronado Fund, L.P. directly holds 2,635,040 shares of common stock. Toronado Partners LLC acts as investment manager for the Toronado Fund, L.P., Toronado Capital Management LLC acts as general partner for Toronado Fund, L.P., and John Stephen Perkins acts as Managing Member of Toronado Partners LLC. Based upon the foregoing, each of Toronado Fund, L.P., Toronado Partners LLC, Toronado Capital Management LLC, and John Stephen Perkins may be deemed to be the beneficial owner of the 2,635,040 shares of common stock. Toronado Fund, L.P. has sole voting and sole dispositive power over the 2,635,040 shares owned. This information is based on a Schedule 13G/A filed on February 14, 2023 with the SEC.
(7)Comprised of (a) 135,717 shares of common stock held directly, (b) 965,409 shares of common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2023 and (c) a maximum of 2,000 shares of common stock that could be issuable pursuant to purchase rights under our ESPP within 60 days of June 30, 2023.
(8)Comprised of 13,512 shares of common stock held directly.
(9)Comprised of (a) 164,872 shares of common stock held directly, (b) 68,842 shares of common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2023 and (c) a maximum of 2,000 shares of common stock issuable that could be pursuant to purchase rights under our ESPP within 60 days of June 30, 2023.
(10)Comprised of (a) 182,310 shares of common stock held directly, (b) 96,034 shares of common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2023 and (c) a maximum of 2,000 shares of common stock issuable that could be pursuant to purchase rights under our ESPP within 60 days of June 30, 2023.
(11)Comprised of (a) 9,446 shares of common stock held directly and (b) 111,591 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(12)Comprised of (a) 2,000 shares of common stock held directly and (b) 10,068 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(13)Comprised of (a) 80,292 shares of common stock held directly and (b) 82,459 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.

(14)Comprised of (a) 80,000 shares of common stock held directly, (b) 40,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2023 and (c) 82,459 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(15)Comprised of 15,541 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(16)Comprised of 20,766 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(17)Comprised of (a) 3,141 shares of common stock held directly and (b) 38,152 shares of common stock subject to RSUs that may become issuable within 60 days of June 30, 2023.
(18)Comprised of shares included under “Named Executive Officers” and “Directors”, other than Messers. Teruel, Marcus and Ritter, and the following held by one of our other executive officers: (a) 107,723 shares of common stock held directly and (b) 63,174 shares of common stock issuable pursuant to stock options exercisable within 60 days of June 30, 2023. Our other executive officer does not beneficially hold any securities as of June 30, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of September 30, 2022, with respect to the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements in effect as of September 30, 2022. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)(3)
Equity compensation plans approved by security holders (4)	4,942,225	$7.46	2,013,952
Equity compensation plans not approved by security holders (5)	317,609
Total	5,259,834

(1)The weighted-average exercise price does not take into account 2,441,677 shares of common stock issuable upon vesting of outstanding RSUs, which have no exercise price.
(2)Represents (i) 1,477,769 shares of common stock available for future awards under the 2020 Plan as of September 30, 2022; (ii) 144,412 shares of common stock available for future award under the Mitek Systems, Inc. Director Restricted Stock Unit Plan (the "Director Plan") as of September 30, 2022; and (iii) 391,771 shares of common stock available for future award under the ESPP as of September 30, 2022.
(3)Under the 2020 Plan: (i) every share issued to a participant pursuant to the exercise of a stock option or SAR shall reduce the share reserve by one share and (ii) every share issued to a participant pursuant to an award other than a stock option or SAR shall reduce the share reserve by 1.25 shares.
(4)Comprised of awards granted under the Current Plans, the Director Plan, and the ESPP. There were no awards granted under the Current Plans after the approval of the 2020 Plan by the Company’s stockholders on March 4, 2020. Stock options granted under the Current Plans that were outstanding at such date remain in effect until such options are exercised or expire.
(5)Comprised of the following, each of which was granted as a material inducement to accept employment with the Company and in accordance with Nasdaq Listing Rule 5635(c)(4): (i) restricted stock units for 129,204 shares of the Company’s common stock, which shall vest over a four year period with 25% of the shares subject thereto vesting on each anniversary of the grant date, (ii) restricted stock units for 119,634 shares of the Company’s common stock, which may vest up to 25% of the shares subject thereto on the first anniversary of the grant date, and up 25% of the shares subject thereto at the end of each of the Company’s next three fiscal years subject to the achievement of the annual performance criteria which is based on the actual revenue achieved by HooYu as compared to the corresponding period for the prior year, (iii) 29,474 shares of the Company’s common stock, which shall vest over a four year period with 25% of the shares subject thereto vesting on each anniversary of the grant date, (iv) 29,474 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date, subject to the achievement of the annual performance criteria which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index over the applicable annual performance period, and (v) 9,823 shares of the Company’s common stock, which shall vest up to 33.33% of the shares subject thereto on each anniversary of the grant date if the annual performance criteria (which is based on the percentage increase in value of the Company’s common stock as compared to the percentage increase in value of the Russell 2000 Index) for the applicable performance period has been exceeded.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Certain Relationships and Related Party Transactions
As previously disclosed in the third quarter of fiscal 2022, the Company made loans to two non-executive employees totaling $1.0 million. Such loans were issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability and were repaid in the fourth quarter of fiscal 2022. Aside from such loans, since October 1, 2021, we have not entered into any transactions or series of transactions, and we are not currently considering any proposed transaction or series of transactions, in which the amount involved in the transaction or series of transactions exceeds the lesser of $120,000, and in which any of our directors, executive officers or persons who we know beneficially held more than five percent of any class of our common stock, including their immediate family members, had or will have a direct or indirect material interest.
Procedures for Approving Related Party Transactions
Under its charter, the Audit Committee is charged with reviewing and approving all potential related party transactions. All such related party transactions are then required to be reported under applicable SEC rules. Other than as may be required by the Audit Committee’s charter, we have not adopted additional procedures for review of, or standards for approval of, related party transactions but instead review such transactions on a case-by-case basis.
Board Independence
The Board is responsible for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s board of directors. The Board consults with our legal counsel to ensure that the Board’s determinations regarding the independence of our directors are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director (or former director, as applicable), or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has determined that all of our directors other than Mr. Carnecchia (who is employed as an executive officer of the Company) and Mr. Carter (who is employed as the Executive Chair of the Company) are independent, in each case as defined in Nasdaq Listing Rule 5605(a)(2). In addition, the Board has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Registered Public Accounting Firm Fee Information
The following table sets forth the aggregate fees billed by BDO for the services indicated for the fiscal year ended September 30, 2022. All fees described below were approved by the Audit Committee.

Fiscal Year Ended September 30, 2022
Audit Fees(1)	$5,541,000
Audit-Related Fees(2)	188,000
Tax Fees	—
All Other Fees	—
Total Fees	$5,729,000
———————
(1)This category represents fees paid to BDO for (i) the audit of our annual financial statements for the fiscal year ended September 30, 2022 included in our annual report on Form 10-K; (ii) the review of our unaudited interim period financial statements for the quarter ended June 30, 2022, included in our quarterly reports on Form 10-Q for such period; (iii) the audit of our internal control over financial reporting for the fiscal year ended September 30, 2022; and (iv) the services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.

(2)This category represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments and consultations concerning financial accounting and reporting standards.
The following table sets forth the aggregate fees billed by Mayer Hoffman McCann P.C. for the services indicated for the fiscal years ended September 30, 2022 and 2021. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended September 30, 2022	Fiscal Year Ended September 30, 2021
Audit Fees(1)	$269,796	$1,147,893
Audit-Related Fees(2)	—	56,325
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$269,796	1,204,218
———————
(1)This category represents fees paid to Mayer Hoffman for (i) the audit of our annual financial statements for the fiscal year ended September 30, 2021 included in our annual report on Form 10-K; (ii) the review of our unaudited interim period financial statements for the fiscal years ended September 30, 2021 and 2020, and for the quarterly periods ended December 31, 2021 and March 31, 2022, in each case included in our quarterly reports on Form 10-Q for such periods; (iii) the audit of our internal control over financial reporting for the fiscal year ended September 30, 2021; and (iv) the services that are normally provided by Mayer Hoffman in connection with statutory and regulatory filings or engagements.
(2)This category represents fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees. This category includes fees related to audit and attest services not required by statute or regulations, due diligence related to mergers, acquisitions and investments and consultations concerning financial accounting and reporting standards.
Auditor Independence
During our fiscal year ended September 30, 2022, there were no other professional services provided by BDO or Mayer Hoffman McCann P.C., other than those described above, that would have required our audit committee to consider their compatibility with maintaining the independence of BDO or Mayer Hoffman McCann P.C. Substantially all of Mayer Hoffman McCann P.C.’s personnel, who work under the control of Mayer Hoffman McCann’s shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to Mayer Hoffman McCann P.C. in an alternative practice structure.
Audit and Non-Audit Services Pre-Approval Policies
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
Each request or application must include:
•a recommendation by our Chief Financial Officer as to whether the Audit Committee should approve the request or application; and
•a joint statement of our Chief Financial Officer and the independent registered public accounting firm as to whether, in their view, the request or application is consistent with the SEC’s requirements for auditor independence of the Public Company Accounting Oversight Board (the “PCAOB”).
The Audit Committee also will not permit the independent registered public accounting firm to be engaged to provide any services to the extent that the SEC has prohibited the provision of those services by an independent registered public accounting firm, which generally include:
•bookkeeping or other services related to accounting records or financial statements;
•financial information systems design and implementation;
•appraisal or valuation services, fairness opinions or contribution-in-kind reports;

•actuarial services;
•internal audit outsourcing services;
•management functions;
•human resources;
•broker-dealer, investment adviser or investment banking services;
•legal services;
•expert services unrelated to the audit; and
•any service that the PCAOB determines is not permissible.
All fees paid to BDO for our fiscal year ended September 30, 2022 and the fees paid to Mayer Hoffman in the fiscal years ended September 30, 2022 and 2021, were pre-approved by our Audit Committee.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

2.4**+	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(4)

2.5**	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(5)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(6)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(7)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(8)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(9)

4.1	Description of Equity Securities Registered under Section 12 of the Exchange Act.	(10)

10.1	Mitek Systems, Inc. 2002 Stock Option Plan and the forms of agreement related thereto.	(11)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan and the forms of agreement related thereto.	(12)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan and the forms of agreement related thereto.	(13)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(14)

10.5	Mitek Systems, Inc. 2020 Incentive Plan and the forms of agreement related thereto.	(15)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(14)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(16)

10.8	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(17)

10.10	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(16)

10.13	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(19)

10.14	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(17)

10.15	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(17)

10.16	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(17)

10.17	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(17)

10.18	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(17)

10.19	Form of Executive Severance and Change of Control Plan.	(19)

10.20	Form of Indemnification Agreement.	(6)

10.21	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2020.	(21)

10.22	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(18)

10.23	Mitek Systems, Inc. Annual Incentive Program Fiscal 2022.	(20)

10.24	Mitek Systems, Inc. Employee Stock Purchase Plan	(22)

10.25	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(23)

10.26	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(24)

10.28	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(25)

10.29	Offer Letter, dated May 10, 2021, by and between Mitek Systems, Inc. and Frank Teruel.	(26)

10.30	Agreement and General Release of Claims, dated June 29, 2021, by and between Mitek Systems, Inc. and Jeffrey C. Davison.	(26)

10.31	Restricted Stock Unit Award Agreement, dated as of July 19, 2021, between Frank Teruel and Mitek Systems, Inc.	(27)

21.1	List of Subsidiaries	*

23.1	Consent of BDO USA, P.A.	*

23.2	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
______________________________________________________

*	Filed herewith.
**	Non-material schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(10)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 7, 2020.
(11)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(12)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(13)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(14)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(15)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 27, 2020.
(16)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 20, 2019.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(23)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(26)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed with the SEC on August 5, 2021.
(27)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on October 7, 2021.

ITEM  16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2023	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby severally constitutes and appoints Scipio Maximus Carnecchia, Fuad Ahmad and Jason Gray his or her true and lawful agent and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite or necessary fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Scipio Maximus Carnecchia	Chief Executive Officer, Director	July 31, 2023
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ Fuad Ahmad	Interim Chief Financial Officer	July 31, 2023
Fuad Ahmad	(Interim Principal Financial and Accounting Officer)

/s/ Scott Carter	Executive Chair of the Board of Directors	July 31, 2023
Scott Carter

/s/ Rahul Gupta	Director	July 31, 2023
Rahul Gupta

/s/ Bruce E. Hansen	Director	July 31, 2023
Bruce E. Hansen

/s/ James C. Hale	Director	July 31, 2023
James C. Hale

/s/ Susan J. Repo	Director	July 31, 2023
Susan J. Repo

/s/ Kimberly S. Stevenson	Lead Independent Director	July 31, 2023
Kimberly S. Stevenson

/s/ Donna Wells	Director	July 31, 2023
Donna Wells

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2022, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated July 31, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Valuation of Certain Intangible Assets

As described in Note 3 to the consolidated financial statements, on March 23, 2022, the Company completed the acquisition of HooYu Ltd. for aggregate consideration of $129.1 million. The acquisition was accounted for as a business combination and resulted in the recognition of intangible assets of $73.1 million, which principally consisted of completed technologies of $61.4 million. The Company primarily used discounted cash flow projections in the determination of the estimated fair value of the acquired completed technologies intangible asset.

We identified the valuation of the intangible asset related to the completed technologies from the acquisition of HooYu Ltd. as a critical audit matter. The principal considerations that led to this determination are the judgmental nature of the valuation methodology and the key significant assumptions used to estimate the fair value of these completed technologies, specifically discount rate and revenue growth rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter include:

•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) evaluating the appropriateness of the valuation methodology utilized to value this intangible asset and (ii) evaluating the appropriateness of the selected comparable companies and reasonableness of the discount rates utilized.
•Evaluating the reasonableness of estimated revenue growth rates through: (i) evaluating historical performance of HooYu Ltd., (ii) assessing estimated performance against guideline companies, and (iii) assessing management’s intent and ability to carry out specific courses of action to achieve the estimated revenue growth rates.

Revenue Recognition – Determination of Distinct Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company recorded total revenues of $143.9 million for the year ended September 30, 2022. The Company derives revenue from the following sources: (i) software licenses, (ii) SaaS products and services (iii) maintenance associated with the sale of on premise software licenses, (iv) professional services, and (v) sale of hardware. The Company enters into contracts with its customers, which frequently contain multiple performance obligations. The Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

We identified the determination of distinct performance obligations as a critical audit matter. Significant judgment can be required to determine the performance obligations in a contract and whether they are distinct. Auditing these aspects involved especially challenging auditor judgment, due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•Evaluating management’s accounting policies and practices including management’s judgments and assumptions relating to the evaluation of performance obligations and whether they are distinct or non-distinct.
•Testing a sample of revenue contracts and underlying order documents to evaluate management’s identification of distinct performance obligations in revenue contracts.

/s/ BDO USA, P.A.
We have served as the Company's auditor since 2022.
Troy, Michigan
July 31, 2023

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Mitek Systems, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2022, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended and the related notes and our report dated July 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses were identified regarding the following:

1.Management did not design and maintain effective controls related to the precision of the Company’s review over the initial valuation and subsequent remeasurement of the contingent consideration liability recognized as part of the consideration transferred in the ID R&D Acquisition.
2.Management did not have sufficient internal technical resources, or adequate oversight of the Company’s third-party tax advisor, to appropriately identify, evaluate, and review certain inputs and assumptions that affect the US, foreign, and consolidated tax accounts.
3.Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to balance sheet account reconciliations and the Company’s review and preparation of the consolidation and financial statements.
4.Management did not design or maintain effective controls over the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes. This material weakness resulted in a restatement to the second quarter of fiscal 2022 as further discussed in Note 15 to the consolidated financial statements as of and for the period ended September 30, 2022.
5.Management did not design and maintain effective controls to ensure proper revenue recognition, specifically related to the accounting review of customer contracts.
6.Management did not perform sufficient risk assessment procedures in order to design and implement effective controls, including consideration of improper segregation of duties, for substantially all of the Company's financial statement areas.
7.Management did not design or maintain effective information technology general controls over logical access and program change management for certain key information systems used in the financial reporting process.

8.Management did not design or maintain controls to verify the completeness and accuracy of information used by control owners in the operation of controls across substantially all of the Company’s financial statement areas.
9.Management did not maintain sufficient evidence of the operation of certain management review controls and activity level controls across substantially all of the Company's financial statement areas.
10.Management did not perform timely and ongoing evaluations to ascertain whether components of internal control are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated July 31, 2023 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HooYu Ltd., which was acquired on March 23, 2022, and which is included in the consolidated balance sheet of the Company as of September 30, 2022, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended. HooYu Ltd. constituted 0.7% and 11.4% of total assets and net assets, respectively, excluding goodwill and intangible assets, as of September 30, 2022, and 4.0% of revenues for the year then ended. HooYu Ltd. contributed a net loss of $2.0 million for the year ended September 30, 2022. Management did not assess the effectiveness of internal control over financial reporting of HooYu Ltd. because of the timing of the acquisition which was completed on March 23, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HooYu Ltd.

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

/s/ BDO USA, P.A.
Troy, Michigan
July 31, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mitek Systems, Inc. (the “Company”) as of September 30, 2021, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mayer Hoffman McCann P.C.
We served as the Company's auditor from 2007 to 2022.
San Diego, California
December 10, 2021

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$32,059	$30,312
Short-term investments	58,268	149,057
Accounts receivable, net	27,874	16,602
Contract assets	6,273	4,080
Prepaid expenses	2,000	1,920
Other current assets	2,622	2,085
Total current assets	129,096	204,056
Long-term investments	10,633	48,051
Property and equipment, net	3,493	3,671
Right-of-use assets	5,155	7,056
Intangible assets, net	75,756	28,734
Goodwill	120,186	63,096
Deferred income tax assets	10,245	10,511
Convertible senior notes hedge	—	48,208
Other non-current assets	5,846	6,310
Total assets	$360,410	$419,693
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,974	$2,507
Accrued payroll and related taxes	10,393	11,776
Accrued liabilities(1)	1,155	480
Deferred revenue, current portion	13,394	10,381
Lease liabilities, current portion	2,110	1,943
Acquisition-related contingent consideration	5,920	11,050
Restructuring accrual	901	—
Other current liabilities(1)	1,650	1,072
Total current liabilities	40,497	39,209
Convertible senior notes	127,970	120,918
Embedded conversion derivative	—	48,208
Deferred revenue, non-current portion	1,775	955
Lease liabilities, non-current portion	4,106	6,588
Deferred income tax liabilities, non current portion	14,132	4,117
Other non-current liabilities	1,613	6,868
Total liabilities	190,093	226,863
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2022 and 2021	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 44,680,429 and 44,168,745 issued and outstanding, as of September 30, 2022 and 2021, respectively	44	44
Additional paid-in capital	216,493	199,935
Accumulated other comprehensive loss	(28,219)	(943)
Accumulated deficit	(18,001)	(6,066)
Treasury stock, at cost, zero and 7,773 shares as of September 30, 2022 and 2021, respectively	—	(140)
Total stockholders’ equity	170,317	192,830
Total liabilities and stockholders’ equity	$360,410	$419,693
                 See accompanying notes to consolidated financial statements.

(1) September 30, 2021 consolidated balance sheet reflects reclassifications to conform to the current year presentation.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the twelve months ended September 30,
	2022	2021	2020
Revenue
Software and hardware	$72,494	$60,069	$54,152
Services and other	71,449	59,728	47,158
Total revenue	143,943	119,797	101,310
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	1,576	2,468	3,303
Cost of revenue—services and other (exclusive of depreciation & amortization)	18,432	12,072	9,889
Selling and marketing	38,841	32,497	27,646
Research and development	30,192	28,042	22,859
General and administrative	26,591	22,490	22,284
Amortization and acquisition-related costs	15,172	8,951	6,575
Restructuring costs	1,800	—	(114)
Total operating costs and expenses	132,604	106,520	92,442
Operating income	11,339	13,277	8,868
Interest expense	8,232	5,129	—
Other income (expense), net	(370)	654	541
Income before income taxes	2,737	8,802	9,409
Income tax benefit (provision)	295	(824)	(1,595)
Net income	$3,032	$7,978	$7,814
Net income per share—basic	$0.07	$0.18	$0.19
Net income per share—diluted	$0.07	$0.18	$0.18
Shares used in calculating net income per share—basic	44,595	43,509	41,410
Shares used in calculating net income per share—diluted	45,780	45,083	42,533
Other comprehensive income (loss)
Net income	$3,032	$7,978	$7,814
Foreign currency translation adjustment	(27,559)	(455)	3,635
Unrealized gain (loss) on investments	283	(165)	103
Other comprehensive income (loss)	$(24,244)	$7,358	$11,552

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the twelve months ended September 30, 2022, 2021, and 2020
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2019	40,367	$40	$132,160	—	$—	$(20,806)	$(4,061)	$107,333
Exercise of stock options	581	1	3,571	—	—	—	—	3,572
Settlement of restricted stock units	819	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	150	—	1,237	—	—	—	—	1,237
Stock-based compensation expense	—	—	9,551	—	—	—	—	9,551
Repurchases and retirements of common stock	(137)	—	—	—	—	(1,002)	—	(1,002)
Components of other comprehensive income:								—
Net income	—	—	—	—	—	7,814	—	7,814
Currency translation adjustment	—	—	—	—	—	—	3,635	3,635
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	103	103
Total other comprehensive income								11,552
Balance, September 30, 2020	41,780	$42	$146,518	—	$—	$(13,994)	$(323)	$132,243
Exercise of stock options	330	—	2,516	—	—	—	—	2,516
Settlement of restricted stock units	1,066	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	129	—	1,519	—	—	—	—	1,519
Acquisition-related shares issued	867	1	13,942	—	—	—	—	13,943
Stock-based compensation expense	—	—	11,532	—	—	—	—	11,532
Sale of convertible senior notes warrants	—	—	23,909	—	—	—	—	23,909
Repurchases and retirements of common stock	(3)	—	—	(8)	(140)	(50)	—	(190)
Components of other comprehensive income:
Net income	—	—	—	—	—	7,978	—	7,978
Currency translation adjustment	—	—	—	—	—	—	(455)	(455)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(165)	(165)
Total other comprehensive income								7,358
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	35	—	238	—	—	—	—	238
Settlement of restricted stock units	1,075	1	(1)	—	—	—	—	—

Issuance of common stock under employee stock purchase plan	129	—	1,487	—	—	—	—	1,487
Acquisition-related shares issued	203	—	1,836	—	—	—	—	1,836
Stock-based compensation expense	—	—	13,346	—	—	—	—	13,346
Repurchases and retirements of common stock	(931)	(1)	(348)	8	140	(14,967)	—	(15,176)
Components of other comprehensive loss:
Net income	—	—	—	—	—	3,032	—	3,032
Currency translation adjustment	—	—	—	—	—	—	(27,559)	(27,559)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	283	283
Total other comprehensive loss								(24,244)
Balance, September 30, 2022	44,680	$44	$216,493	—	$—	$(18,001)	$(28,219)	$170,317

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the twelve months ended September 30,
	2022	2021	2020
Operating activities:
Net income	$3,032	$7,978	$7,814
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	13,346	11,532	9,551
Amortization of intangible assets	13,547	7,505	6,439
Depreciation and amortization	1,401	1,439	1,504
Amortization of investment premiums & other	1,684	1,266	63
Accretion and amortization on debt securities	7,053	4,372	—
Net changes in estimated fair value of acquisition-related contingent consideration	(1,358)	1,080	136
Deferred taxes	(3,893)	105	1,903
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,813)	(813)	(361)
Contract assets	(2,330)	1,150	(6,695)
Other assets	363	(1,331)	173
Accounts payable	2,183	(1,589)	277
Accrued payroll and related taxes	(2,195)	2,687	2,343
Deferred revenue	1,850	1,790	3,141
Restructuring accrual	991	—	(1,562)
Other liabilities	1,490	170	(604)
Net cash provided by operating activities	26,351	37,341	24,122
Investing activities:
Purchases of investments	(47,818)	(246,508)	(44,725)
Sales and maturities of investments	173,316	89,956	20,822
Acquisitions, net of cash acquired	(127,902)	(12,549)	—
Purchases of property and equipment	(1,126)	(1,387)	(803)
Net cash used in investing activities	(3,530)	(170,488)	(24,706)
Financing activities:
Proceeds from the issuance of convertible senior notes	—	155,250	—
Payment for convertible senior notes issuance costs	—	(5,513)	—
Purchase of 2026 convertible senior notes hedge	—	(33,192)	—
Proceeds from issuance of convertible senior notes warrants	—	23,909	—
Proceeds from the issuance of equity plan common stock	1,725	4,035	4,809
Repurchases and retirements of common stock	(15,176)	(190)	(1,002)
Payment of acquisition-related contingent consideration	(7,656)	(782)	(478)
Proceeds from other borrowings	—	251	217
Principal payments on other borrowings	(36)	(88)	(143)
Net cash provided by (used in) financing activities	(21,143)	143,680	3,403
Foreign currency effect on cash and cash equivalents	69	(207)	419
Net increase in cash and cash equivalents	1,747	10,326	3,238
Cash and cash equivalents at beginning of period	30,312	19,986	16,748
Cash and cash equivalents at end of period	$32,059	$30,312	$19,986
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,164	$569	$—
Cash paid for income taxes	$750	$741	$(451)
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$28,516	$—	$—
Acquisition-related shares issued	$1,836	$—	$—
Unrealized holding gain (loss) on available-for-sale investments	$283	$(165)	$103

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2022, 2021, AND 2020

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,800 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers. It provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
In March of 2022, Mitek acquired HooYu Ltd. (“HooYu”), a leading KYC technology provider in the United Kingdom. Such technology helps to ensure businesses know the true identity of their customers by linking biometric verification with real-time data aggregation across many different sources, including credit bureaus, international sanctions lists, local law-enforcement, and others.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek’s services through their respective platforms.
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
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheet. The Company recorded net losses resulting from foreign exchange translation of $27.6 million and $0.5 million for the twelve months ended September 30, 2022 and 2021, respectively. The Company recorded net gains resulting from foreign exchange translation of $3.6 million for the twelve months ended September 30, 2020.

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
Revenue Recognition
The Company generates revenue primarily from the delivery of licenses and related services to customers (for both on premise and software as a service (“SaaS”) products), as well as the delivery of hardware and professional services. Consistent with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. The Company determined revenue recognition through the following steps:
1.Identification of the contract, or contracts, with a customer
2.Identification of the performance obligations in the contract
3.Determination of the transaction price
4.Allocation of the transaction price to the performance obligations in the contract
5.Recognition of revenue when, or as, performance obligations are satisfied
Note 2 describes the nature of the Company’s primary types of revenue and the revenue recognition policies and significant payment terms as they pertain to the types of transactions the Company enters into with its customers.
Contract Balances: The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to invoice and receive payment. The Company reports net contract asset or liability positions on a customer-by-customer basis at the end of each reporting period. Unbilled receivables are included within contract assets on the consolidated balance sheets and were $1.9 million as of September 30, 2022. There were no unbilled receivables included within contract assets as of September 30, 2021.
Contract Costs: The Company incurs incremental costs to obtain a contract, consisting primarily of sales commissions, which are payable only if a contract is obtained. When the commission rate for a customer renewal is not commensurate with the commission rate for a new contract, the commission is capitalized if expected to be recovered. Such costs are capitalized and amortized using a portfolio approach consistent with the pattern of transfer of the good or service to which the asset relates. Contract costs are recorded in other current and non-current assets in the consolidated balance sheets.
Cost of Revenue: Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products and hosting costs. Depreciation and amortization that are excluded from cost of revenue are included in research and development and selling and marketing on the consolidated statement of operations and other comprehensive income (loss).
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.8 million for the year ended September 30, 2022 and there were no restructuring costs for the year ended September 30, 2021. Restructuring costs were negative $0.1 million for the year ended September 30, 2020 due to a reversal of costs accrued for the restructuring plan in June 2019.
Net Income Per Share
The Company calculates net income per share in accordance with FASB ASC Topic 260, Earnings per Share. Basic net income per share is based on the weighted-average number of common shares outstanding during the period. Diluted net income per share also gives effect to all potentially dilutive securities outstanding during the period, such as restricted stock units (“RSUs”), stock options and Employee Stock Purchase Plan ("ESPP") shares, if dilutive. In a period with a net loss position, potentially dilutive securities are not included in the computation of diluted net loss per share because to do so would be antidilutive, and the number of shares used to calculate basic and diluted net loss per share is the same.

For the twelve months ended September 30, 2022, 2021 and 2020, the following potentially dilutive common shares were excluded from the net income per share calculation, as they would have been antidilutive (amounts in thousands):

	2022	2021	2020
Stock options	506	543	239
RSUs	960	1,113	1,519
ESPP common stock equivalents	7	9	14
Performance options	623	272	—
Performance RSUs	281	104	32
Convertible senior notes	7,448	4,856	—
Warrants	7,448	4,856	—
Total potentially dilutive common shares outstanding	17,273	11,753	1,804
The calculation of basic and diluted net income per share for the twelve months ended September 30, 2022, 2021, and 2020 is as follows (amounts in thousands, except per share data):

	2022	2021	2020
Net income	$3,032	$7,978	$7,814
Weighted-average shares outstanding—basic	44,595	43,509	41,410
Common stock equivalents	1,185	1,574	1,123
Weighted-average shares outstanding—diluted	45,780	45,083	42,533
Net income per share:
Basic	$0.07	$0.18	$0.19
Diluted	$0.07	$0.18	$0.18
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds. Cash and cash equivalents are maintained with various financial institutions.
Investments
Investments consist of corporate notes and bonds, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2022, 2021, and 2020.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.
Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for credit losses are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company did not have any write-offs to the allowance for credit losses for the twelve months ended September 30, 2022, and had $0.1 million and $0.2 million of write-offs to the allowance for credit losses for the twelve months ended September 30, 2021 and 2020, respectively. The Company maintained an allowance for credit losses of $0.9 million and $0.4 million as of September 30, 2022 and 2021, respectively.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, investments, and accounts receivable. The Company maintains the majority of its cash and cash equivalent balances with financial institutions that management believes are high-credit, quality financial institutions and invests its cash equivalents in highly rated market funds.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. The following is a summary of property and equipment as of September 30, 2022 and 2021 (amounts in thousands):

	2022	2021
Property and equipment—at cost:
Leasehold improvements	$2,554	$2,623
Machinery and equipment	3,384	2,947
Capitalized software development costs	2,902	2,147
Furniture and fixtures	709	700
	9,549	8,417
Less: accumulated depreciation and amortization	(6,056)	(4,746)
Total property and equipment, net	$3,493	$3,671
Depreciation and amortization of property and equipment are calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $1.4 million, $1.4 million, and $1.5 million for the twelve months ended September 30, 2022, 2021, and 2020, respectively. Expenditures for repairs and maintenance are charged to operations when incurred. Total repairs and maintenance expenses were $0.1 million for each of the twelve months ended September 30, 2022, 2021, and 2020.
Leases
The Company determines if an arrangement is a lease at inception in accordance with ASC Topic 842, Leases (“ASC 842”). The lease term begins on the commencement date, which is the date the Company takes possession of the property, and may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. The lease term is used to determine lease classification as an operating or finance lease and is used to calculate straight-line expense for operating leases.
Right of use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make payments arising from the lease. As a practical expedient, lease agreements with lease and non-lease components are accounted for as a single lease component for all asset classes, which are comprised of real estate leases and auto leases. ROU assets and lease liabilities are recognized at the commencement date based upon the present value of lease payments over the lease term. ROU assets also include prepaid lease payments and exclude lease incentives received. The Company estimates contingent lease incentives when it is probable that the Company is entitled to the incentive at lease commencement. Since the Company’s leases do not typically provide an implicit rate, the Company uses its incremental borrowing rate based upon the information available at commencement date of each lease. The determination of the incremental borrowing rate requires judgment. The Company determines the incremental borrowing rate using the Company’s current secured borrowing rate. The Company elected the short-term lease recognition exemption for all leases that qualify. Therefore, leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet; instead, lease payments are recognized as lease expenses on a straight-line basis over the lease term. See Note 11 for additional details.
Operating lease assets and liabilities are recognized for leases with lease terms greater than 12 months based on the present value of the future lease payments over the lease term at the commencement date. Operating lease expense is recognized on a straight-line basis over the lease term.
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related useful lives should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets during the twelve months ended September 30, 2022, 2021, or 2020.

Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization expense of capitalized development costs is included in research and development in the consolidated statements of other comprehensive income (loss). For the twelve months ended September 30, 2022, 2021, and 2020, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. The Company had no amortization expense from capitalized software costs during the twelve months ended September 30, 2022, 2021, or 2020.
Qualifying costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.8 million, $0.8 million, and $0.3 million of costs related to computer software developed for internal use during the twelve months ended September 30, 2022, 2021 and 2020, respectively. The Company recognized $0.4 million, $0.3 million and $0.4 million of amortization expense from internal use software during the twelve months ended September 30, 2022, 2021 and 2020, respectively.
Goodwill and Purchased Intangible Assets
The Company’s goodwill and intangible assets resulted from prior acquisitions. Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate that their value may no longer be recoverable. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC Topic 350”), the Company reviews its goodwill for impairment at least annually in its fiscal fourth quarter and more frequently if events or changes in circumstances occur that indicate a potential reduction in the fair value of its reporting unit and/or its indefinite-lived intangible asset below their respective carrying values. Examples of such events or circumstances include: a significant adverse change in legal factors or in the business climate, a significant decline in the Company’s stock price, a significant decline in the Company’s projected revenue or cash flows, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, or the presence of other indicators that would indicate a reduction in the fair value of a reporting unit.
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Management determines the fair value of the reporting unit based on the income approach which requires significant judgments to be made about the future cash flows of that reporting unit, discount rates, and growth rates. The Company’s cash flow forecasts are based on assumptions that represent the highest and best use for the Company’s reporting units. In the fourth quarter of fiscal 2022, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired.
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2022, 2021, or 2020.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. (“ICAR”). These agreements have repayment periods of five to twelve years and bear no interest. As of September 30, 2022, $1.3 million, was outstanding under these agreements and approximately $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2021, $0.8 million, was outstanding under these agreements and $0.1 million and $0.7 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.

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
Management evaluates the available evidence about future taxable income and other possible sources of realization of deferred tax assets. The valuation allowance reduces deferred tax assets to an amount that represents management’s best estimate of the amount of such deferred tax assets that more likely than not will be realized. See Note 8 for additional details.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the tax authorities, based on the technical merits of the position. The tax benefit is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes interest and penalties related to income tax matters in income tax expense. See Note 8 for additional details.
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and Senior Executive Long-Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees based on the fair value assigned to RSUs based on the closing stock price of its Common Stock on the date of grant. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur. The Company estimates the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $1.1 million, $1.2 million and $1.6 million during the twelve months ended September 30, 2022, 2021, and 2020, respectively.
Research and Development
Research and development costs are expensed in the period incurred.
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the twelve months ended September 30, 2022, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2019-12 in the first quarter of fiscal 2022, and the adoption did not have a material impact on its consolidated financial statements.
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting For Convertible Instruments and Contracts in an Entity's Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features through equity. Without an initial allocation of proceeds to the conversion option, the debt will likely have a lower discount, thereby resulting in less noncash interest expense through accretion. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for such exception. ASU 2020-06 also simplifies the diluted net income per share calculation in certain areas. ASU 2020-06 is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company adopted ASU 2020-06 in the first quarter of fiscal 2022 on a prospective basis, however, it had no impact to the financial statements. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the fair value of the embedded conversion derivative of $28.5 million and the fair value of the Notes Hedge of $28.5 million to additional paid-in capital in the second quarter of fiscal 2022. These equity components will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The new guidance requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with ASC 606, Revenue from Contracts with Customers, as if it had originated the contracts. Under the current business combinations guidance, such assets and liabilities are recognized by the acquirer at fair value on the acquisition date. The new standard is effective for the Company’s fiscal year beginning on October 1, 2023. However the Company has elected to early adopt for its fiscal year 2022 and applied the standard to acquired contract assets or liabilities from business combinations occurring after the effective date of adoption. The Company applied the new standard to the HooYu Acquisition and as such recorded deferred revenue at book value. See Note 3 for further details. The impact in future periods will depend on the contract assets and contract liabilities acquired in future business combinations.
Change in Significant Accounting Policy
The Company has consistently applied the accounting policies to all periods presented in its consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (ASU 2020-04) and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when the relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 will have a material impact on the consolidated financial statements.
No other new accounting pronouncement issued or effective during the twelve months ended September 30, 2022 had, or is expected to have, a material impact on the Company’s consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services

The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of hardware scanner boxes and on premise appliance products. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Hardware revenue is recognized at a point in time upon shipment and after evidence of a contract exists.
Services and Other
Services and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of on premise software licenses and consulting and professional services. The Company recognizes services revenue over the period in which such services are performed. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase unlimited additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is standing ready to provide as many transactions as desired by the customer during the contract term, and revenue is recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project out for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
Significant Judgments in Application of the Guidance
The Company uses the following methods, inputs, and assumptions in determining amounts of revenue to recognize:
Identification of Performance Obligations
For contracts that contain multiple performance obligations, which include combinations of software licenses, maintenance, and services, the Company accounts for individual goods or services as separate performance obligations if they are distinct. The good or service is distinct if the good or service is separately identifiable from other items in the arrangement and if a customer can benefit from it on its own or with other resources that are readily available to the customer. If these criteria are not met, the promised goods or services are accounted for as a combined performance obligation.
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
Assessment of Estimates of Variable Consideration
Many of the Company’s contracts with customers contain some component of variable consideration; however, variable consideration will only be included in the transaction price to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted or due to uncertainty surrounding collectability.The Company estimates variable consideration in its contracts primarily using the expected value method as the Company believes this method represents the most appropriate estimate for this consideration, based on historical usage trends, the individual contract considerations, and its best judgment at the time.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2022	2021	2020
Major product category
Deposits software and hardware	$64,161	$55,129	$49,765
Deposits services and other	21,647	20,388	17,965
Deposits revenue	85,808	75,517	67,730
Identity verification software and hardware	8,333	4,940	4,387
Identity verification services and other	49,802	39,340	29,193
Identity verification revenue	58,135	44,280	33,580
Total revenue	$143,943	$119,797	$101,310
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands) as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Contract assets, current	$6,273	$4,080
Contract assets, non-current	4,218	4,409
Contract liabilities (deferred revenue), current	13,394	10,381
Contract liabilities (deferred revenue), non-current	1,775	955
Contract assets are reported within a separate line in current assets and the other non-current assets line in the consolidated balance sheets and primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers, deferred revenue, for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $10.9 million and $9.1 million of revenue during the twelve months ended September 30, 2022 and 2021, respectively, which was included in the contract liability balance at the beginning of each such period.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied was $15.2 million, which is recorded as deferred revenue on the Company’s consolidated balance sheets. Of that amount, $13.4 million will be recognized as revenue during the year ended September 30, 2023, and $1.8 million thereafter.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.4 million and $2.3 million at September 30, 2022 and 2021, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $1.3 million and $1.2 million during the twelve months ended September 30, 2022 and 2021, respectively. There were no impairment losses recognized during the twelve months ended September 30, 2022 and 2021 related to capitalized contract costs.

3. BUSINESS COMBINATIONS
Acquisition of ID R&D, Inc.

On May 28, 2021 (the “Closing Date”), the Company completed the ID R&D Acquisition pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) dated May 28, 2021, by and among the Company, ID R&D and Alexey Khitrov (the “Representative”). Upon completion of the ID R&D Acquisition, ID R&D became a direct wholly owned subsidiary of Mitek Systems, Inc. ID R&D is an award-winning provider of artificial intelligence-based voice and face biometrics and liveness detection.
As consideration for the ID R&D Acquisition, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments (the “Initial Cash Payment”); and (ii) 867,226 shares, or $13.9 million, of Common Stock. In addition to the foregoing, the equityholders of ID R&D may become entitled to receive additional consideration from the Company upon achievement of certain milestones as follows (collectively, the “Earnout Payments”): subject to ID R&D’s achievement of target revenue for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof (each such period, an “Earnout Period”): (i) an aggregate maximum amount of approximately $12.3 million with respect to the first Earnout Period and (ii) approximately $9.8 million with respect to the second Earnout Period, with 15% of the first Earnout Period’s payment to be deposited (as additional funds) into an escrow fund. The Company will make the Earnout Payments in the form of cash and up to 711,535 shares of Common Stock as set forth in the Merger Agreement. The Company has granted the Representative an option to shift the Earnout Period(s) out by one year, pursuant to the terms of the Merger Agreement. Moreover, in the event actual revenue for an Earnout Period exceeds the target revenue for such period, the amount of such excess will be credited towards the achievement of the subsequent Earnout Period’s Earnout Payment. In May and June of 2022, the Company paid the first of the Earnout Payments of an aggregate of $9.5 million which consisted of $7.7 million paid in cash and $1.8 million in shares of Common Stock to the equityholders of ID R&D. Pursuant to the Merger Agreement, 15% of the Earnout Payments with respect to the first Earnout Period, will be deposited into the escrow fund which consists of both cash and Common Stock. The following table summarizes the first of the Earnout Payments (amounts in thousands):

For the twelve months ended September 30,
2022
Payment of Year 1 earnout cash	$6,770
Payment of Year 1 earnout cash (escrow)	886
Total Year 1 Cash Earnout	7,656
Payment of Year 1 earnout Common Stock	1,526
Payment of Year 1 earnout Common Stock (escrow)	310
Total Year 1 Common Stock Earnout	1,836
Total Year 1 Earnout Payments	$9,492
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter, the Company revises the estimated fair value of the consideration for the Earnout Periods. Accordingly, the Company recognized a gain of $1.4 million and expense of $1.1 million in amortization and acquisition-related costs in the consolidated statements of operations and other comprehensive income (loss) for the twelve months ended September 30, 2022 and 2021, respectively.
The Company incurred $0.6 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in amortization and acquisition-related costs in the consolidated statements of operations and other comprehensive income (loss).
On the Closing Date, the Company deposited a portion of the Initial Cash Payment and a number of shares of Common Stock having a collective value of approximately $4.0 million into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights of the Company. As indicated above, 15% of the Earnout Payment with respect to the first Earnout Period was also be deposited into the escrow fund. The escrow fund will be maintained for up to 24 months following the completion of the ID R&D Acquisition or until such earlier time as the escrow fund is exhausted. The Company used cash on hand for the Initial Cash Payment.
Acquisition of HooYu Ltd.
On March 23, 2022, the Company completed the HooYu Acquisition pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu LTD (“HooYu”), a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness.

Pursuant to the purchase Agreement, $1.6 million was withheld as a reduction to the Closing Consideration and was retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
The Company incurred $3.2 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in amortization and acquisition-related costs in the consolidated statements of operations and comprehensive income (loss).
On March 23, 2022, using cash on hand, the Company transferred an aggregate of $127.5 million to the Sellers and its third-party legal investment advisors, net of cash acquired of $0.5 million. In July 2022 the Company paid an additional $0.4 million to the Sellers to settle final working capital adjustments.
Acquisitions are accounted for using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the results of operations of ID R&D and HooYu have been included in the accompanying consolidated financial statements since the date of such acquisition. The purchase prices have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon the respective estimates of fair value as of the date of the ID R&D Acquisition and HooYu Acquisition and are based on assumptions that the Company’s management believes are reasonable.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition and HooYu Acquisition as of September 30, 2022 (amounts in thousands):

	ID R&D	HooYu
Accounts receivable	$173	$1,234
Property, plant, and equipment	114	504
Other current assets	147	630
Intangible assets	16,930	73,100
Goodwill	27,748	74,206
Current liabilities	(425)	(2,264)
Deferred revenue	—	(2,612)
Deferred income tax liabilities	(2,355)	(16,896)
Net assets acquired	$42,332	$127,902
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to revenue growth rates, discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition and HooYu Acquisition during the twelve months ended September 30, 2022 (amounts in thousands, except for years):
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
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition and HooYu Acquisition occurred on October 1, 2019 and 2020, respectively (amounts in thousands):

	For the twelve months ended September 30,
	2022	2021	2020
Pro forma revenue	$149,679	$130,302	$102,880
Pro forma net income (loss)	$(6,683)	$(8,516)	$2,919
For the twelve months ended September 30, 2022, revenue of $5.7 million and a net loss of $3.8 million from ID R&D since the acquisition date is included in the Company's consolidated statements of operations and other comprehensive income (loss). Revenue and net loss from HooYu included in the consolidated results of operations from the date of the HooYu Acquisition through September 30, 2022 were $5.7 million and $2.0 million, respectively.

4. RESTRUCTURING

In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring in June 2022, which included a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs and are expected to be paid within the next twelve months. The following table summarizes changes in the restructuring accrual during the twelve months ended September 30, 2022 (amounts in thousands):

Balance at September 30, 2021	$—
Costs incurred	1,807
Accrual reversal	(7)
Payments	(812)
Foreign currency effect on the restructuring accrual	(87)
Balance at September 30, 2022	$901

5. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2022 and 2021, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.
Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2022, 2021, and 2020. The Company realized a $0.3 million loss from the sale of available-for-sale securities during the twelve months ended September 30, 2022. There were no realized gains or losses from the sale of available-for-sale securities during the twelve months ended September 30, 2021.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The following tables summarize investments by type of security as of September 30, 2022 and 2021, respectively (amounts in thousands):

September 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,016	$—	$(134)	$5,882
Foreign government and agency securities, short-term	2,865	—	(38)	2,827
Commercial paper, short-term	18,245	—	(223)	18,022
Corporate debt securities, short-term	32,065	—	(528)	31,537
U.S. Treasury, long-term	3,431	—	(210)	3,221
Foreign government and agency securities, long-term	—	—	—	—
Corporate debt securities, long-term	7,692	—	(280)	7,412
Total	$70,314	$—	$(1,413)	$68,901

September 30, 2021:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,222	$1	$—	$4,223
Asset-backed securities, short-term	4,812	1	(2)	4,811
Corporate debt securities, short-term	140,042	6	(25)	140,023
U.S. Treasury, long-term	6,996	1	(2)	6,995
Foreign government and agency securities, long-term	2,909	—	(1)	2,908
Corporate debt securities, long-term	38,184	3	(39)	38,148
Total	$197,165	$12	$(69)	$197,108
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

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2022 and 2021, respectively (amounts in thousands):

September 30, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,882	$5,882	$—	$—
Commercial paper	18,022	—	18,022	—
Foreign government and agency securities	2,827	—	2,827	—
Corporate debt securities	31,537	—	31,537	—
Total short-term investments at fair value	58,268	5,882	52,386	—
Long-term investments:
U.S. Treasury	3,221	3,221	—	—
Foreign government and agency securities	—	—	—	—
Corporate debt securities	7,412	—	7,412	—
Total long-term investments at fair value	10,633	3,221	7,412	—

Convertible senior notes hedge	—	—	—	—

Total assets at fair value	$68,901	$9,103	$59,798	$—

Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$5,920	$—	$—	$5,920
Non-current liabilities:
Acquisition-related contingent consideration	—	—	—	—
Embedded conversion derivative	—	—	—
Total liabilities at fair value	$5,920	$—	$—	$5,920

September 30, 2021:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$4,223	$4,223	$—	$—
Asset-backed securities	4,811	—	4,811	—
Corporate debt securities	65,666	—	65,666	—
Commercial paper	74,357	—	74,357
Total short-term investments at fair value	149,057	4,223	144,834	—
Long-term investments:
U.S. Treasury	6,995	6,995	—	—
Foreign government and agency securities	2,908	—	2,908	—
Corporate debt securities	38,148	—	38,148	—
Total long-term investments at fair value	48,051	6,995	41,056	—

Convertible senior notes hedge	$48,208	$—	$48,208	$—

Total assets at fair value	$245,316	$11,218	$234,098	$—

Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$11,050	$—	$—	$11,050
Non-current liabilities:
Acquisition-related contingent consideration	5,720	—	—	5,720
Embedded conversion derivative	48,208	—	48,208	—
Total liabilities at fair value	$64,978	$—	$48,208	$16,770
As of September 30, 2022, total acquisition-related contingent consideration related to the ID R&D Acquisition of $5.9 million is recorded in acquisition-related contingent consideration in the consolidated balance sheets. The Company recorded the acquisition-date fair value based on the likelihood of contingent Earnout Payments, as part of the consideration transferred. The Earnout Payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company uses a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported on the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $22.1 million. The following table includes a rollforward of the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) during the twelve months ended September 30, 2022 (amounts in thousands):

Balance at September 30, 2021	$16,770
Expenses recorded due to changes in fair value	(1,358)
Payment of contingent consideration associated with the ID R&D acquisition	(9,492)
Balance at September 30, 2022	$5,920
The following tables summarize the quantitative information including the unobservable inputs related to our acquisition related accrued earnout as of September 30, 2022 and 2021, respectively (amounts in thousands):

	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Input Used
Acquisition-related contingent consideration	$5,920	Monte Carlo simulation	Weighted-average cost of capital	14.80%
			Revenue weight-average cost of capital	4.40%
			Revenue volatility	0.20

	Fair Value at September 30, 2021	Valuation Technique	Unobservable Input	Input Used
Acquisition-related contingent consideration	$16,770	Monte Carlo simulation	Weighted-average cost of capital	11.40%
			Revenue weight-average cost of capital	2.90%
			Revenue volatility	0.20

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had goodwill balances of $120.2 million and $63.1 million at September 30, 2022 and 2021, respectively, representing the excess of costs over fair value of net assets of businesses acquired. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually in accordance with ASC Topic 350. The following table summarizes changes in the balance of goodwill during the twelve months ended September 30, 2022 and 2021 (amounts in thousands):

Balance at September 30, 2021	$63,096
Acquisition of HooYu	$74,206
Impact of revenue restatement	$(427)
Foreign currency effect on goodwill	$(16,342)
Balance at September 30, 2022	$120,186
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, and trade names. The estimated useful lives for all of these intangible assets, range from three to seven years. Intangible assets as of September 30, 2022 and 2021 are summarized as follows (amounts in thousands, except for years):

September 30, 2022:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.9 years	$95,761	$32,265	$63,496
Customer relationships	4.7 years	25,168	18,241	$6,927
Trade names	5.0 years	7,088	2,174	$4,914
Covenants not to compete	3.0 years	$600	$181	$419
Total intangible assets		$128,617	$52,861	$75,756

September 30, 2021:	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net
Completed technologies	6.6 years	$34,361	$13,311	$21,050
Customer relationships	4.6 years	20,168	12,905	7,263
Trade names	4.7 years	988	567	421
Total intangible assets		$55,517	$26,783	$28,734

Amortization expense related to acquired intangible assets was $13.5 million, $7.5 million, and $6.4 million for twelve months ended September 30, 2022, 2021, and 2020, respectively, and is recorded in amortization and acquisition-related costs in the consolidated statements of operations.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2023	15,730
2024	13,640
2025	12,446
2026	11,336
2027	10,315
Thereafter	12,289
Total	$75,756

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the twelve months ended September 30, 2022, 2021, and 2020, which were allocated as follows (amounts in thousands):

	2022	2021	2020
Cost of revenue	$289	$339	$267
Selling and marketing	4,383	3,399	2,528
Research and development	3,701	3,218	2,802
General and administrative	4,973	4,576	3,954
Total stock-based compensation expense	$13,346	$11,532	$9,551
No options were granted in the twelve months ended September 30, 2022 or 2021. The fair value calculations for stock-based compensation awards to employees for the twelve months ended September 30, 2020 were based on the following assumptions:

2020
Risk-free interest rate	1.35% – 1.35%
Expected life (years)	5.78
Expected volatility	48%
Expected dividends	—
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
As of September 30, 2022, the Company had $28.5 million of unrecognized compensation expense related to outstanding RSUs, stock options, and ESPP shares expected to be recognized over a weighted-average period of approximately 2.2 years.
2020 Incentive Plan
In January 2020, the Board adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the compensation committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of September 30, 2022, (i) 1,494,178 RSUs and 919,456 Performance RSUs were outstanding under the 2020 Plan, and 1,477,769 shares of Common Stock were reserved for future grants under the 2020 Plan and (ii) stock options to purchase an aggregate of 471,303 shares of Common Stock and 401,350 RSUs were outstanding under the Prior Plans.

Employee Stock Purchase Plan
In January 2018, the Board adopted the Mitek ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2022, (i) 608,229 shares have been issued to participants pursuant to the ESPP and (ii) 391,771 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.4 million in stock-based compensation expense related to the ESPP during each of the twelve months ended September 30, 2022 and 2020 and $0.6 million in the twelve months ended September 30, 2021.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000    shares. As of September 30, 2022, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) 144,412 shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s stock option plans during the twelve months ended September 30, 2022, 2021, and 2020:

	Number of Shares	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in Years)
Outstanding at September 30, 2019	1,686,902	$7.00	5.4
Granted	92,610	$9.49
Exercised	(580,861)	$6.15
Canceled	(36,146)	$10.76
Outstanding at September 30, 2020	1,162,505	$7.51	6.1
Granted	—	$—
Exercised	(329,878)	$7.63
Canceled	(15,910)	$9.41
Outstanding at September 30, 2021	816,717	$7.42	5.8
Granted	—	$—
Exercised	(35,625)	$6.68
Canceled	—	$—
Outstanding at September 30, 2022	781,092	$7.46	3.7
Vested and Expected to Vest at September 30, 2022	781,092	$7.46	3.7
Exercisable at September 30, 2022	706,377	$7.23	3.7
The Company recognized $0.5 million, $0.7 million, and $0.7 million in stock-based compensation expense related to outstanding stock options in the twelve months ended September 30, 2022, 2021, and 2020, respectively. As of September 30, 2022, the Company had $0.3 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately one year.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total aggregate intrinsic value of options exercised during the twelve months ended September 30, 2022, 2021, and 2020 was $0.3 million, $2.7 million, and $2.5 million, respectively. There were no options granted during the twelve months ended September 30, 2022 and 2021. The per-share weighted-average fair value of options granted during the twelve months ended September 30, 2020 was $4.32. The aggregate intrinsic value of options outstanding as of September 30, 2022 and 2021, was $1.5 million and $9.0 million, respectively.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans in the twelve months ended September 30, 2022, 2021, and 2020:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2019	2,352,487	$8.26
Granted	1,394,869	$7.39
Settled	(818,665)	$7.82
Canceled	(266,748)	$8.26
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	887,049	$13.35
Settled	(975,764)	$7.64
Canceled	(161,961)	$8.94
Outstanding at September 30, 2021	2,411,267	$9.99
Granted	1,272,917	$14.43
Settled	(898,178)	$9.57
Canceled	(344,329)	$11.16
Outstanding at September 30, 2022	2,441,677	$12.29
The cost of RSUs is determined using the fair value of the Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $9.4 million, $8.1 million, and $6.9 million in stock-based compensation expense related to outstanding RSUs in the twelve months ended September 30, 2022, 2021, and 2020, respectively. As of September 30, 2022, the Company had approximately $21.2 million of unrecognized compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of approximately 2.3 years.
Performance Restricted Stock Units
Pursuant to the 2020 Plan, the Company granted performance-based restricted stock unit awards (“Performance RSUs”) to certain members of the Company’s senior leadership team, including the Chief Executive Officer. The Performance RSUs are subject to vesting based on a performance-based condition and a service-based condition. The Performance RSU will vest over three years in a percentage of the target number of shares between 0% and 133%, depending on the extent the performance condition is achieved. The following table summarizes Performance RSU activity under the Company’s equity plans in the twelve months ended September 30, 2022, 2021, and 2020:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2019	1,722,551	$7.76
Granted	353,556	$6.06
Settled	—	$—
Canceled	(1,722,551)	$7.76
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	$11.84
Settled	(90,345)	$6.06
Canceled	(19,252)	$6.06
Outstanding at September 30, 2021	528,724	$9.17
Granted	629,279	$15.60
Settled	(176,864)	$8.42
Canceled	(61,683)	$13.51
Outstanding at September 30, 2022	919,456	$13.43

There were 919,456 Performance RSUs outstanding as of September 30, 2022. The Company recognized $3.0 million, $1.3 million, and $0.7 million in stock-based compensation expense related to outstanding Performance RSUs in the twelve months ended September 30, 2022, 2021, and 2020, respectively. As of September 30, 2022, the Company had $6.8 million of unrecognized compensation expense related to outstanding Performance RSUs, which is expected to be recognized over a weighted-average period of approximately 2.2 years. During the twelve months ended September 30, 2022, the Company cancelled 61,683 previously issued Performance RSUs as the criteria for vesting were not met during the performance period.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4) of the Nasdaq Stock Market LLC, the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of the Common Stock on the date of the grant. As long as he remains employed by the Company, such Performance Options shall vest upon the closing market price of the Common Stock achieving certain predetermined levels and his serving as the Chief Executive Officer of the Company for at least three years. In the event of a change of control of the Company, all of the unvested Performance Options will vest if the per share price payable to the stockholders of the Company in connection with the change of control is an amount reaching those certain predetermined levels required for the Performance Options to otherwise vest. During fiscal 2021, the performance conditions were achieved and in November 2021, the performance options vested in full. The Company recognized $0.1 million and $0.8 million in stock-based compensation expense related to outstanding Performance Options in the twelve months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, the Company had no unrecognized compensation expense related to outstanding Performance Options.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of Common Stock. The share repurchase program expired on June 30, 2022. The Company made purchases of $14.8 million, or 886,204 shares, during twelve months ended September 30, 2022 at an average price of $16.73 per share. The Company made purchases of $0.2 million, or 10,555 shares, during twelve months ended September 30, 2021 at an average price of $17.99 per share.
On December 13, 2019, the Board authorized and approved a share repurchase program for up to $10.0 million of the currently outstanding shares of the Company’s Common Stock. The share repurchase program expired on December 16, 2020. The Company made purchases of $1.0 million, or approximately 137,000 shares, during the twelve months ended September 30, 2020 at an average price of $7.33 per share. Total purchases made under the share repurchase program were $1.0 million as of September 30, 2020 and the repurchased shares were retired.
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

8. INCOME TAXES
Provision for Income Taxes
Income before income taxes for the twelve months ended September 30, 2022, 2021, and 2020 is comprised of the following (amounts in thousands):

	2022	2021	2020
Domestic	$10,619	$10,966	$11,071
Foreign	(7,882)	(2,164)	(1,662)
Total	$2,737	$8,802	$9,409
For the twelve months ended September 30, 2022, 2021, and 2020 the income tax benefit (provision) was as follows (amounts in thousands):

	2022	2021	2020
Current:
Federal	$(187)	$—	$—
State	(303)	(78)	(46)
Foreign	(1,799)	(1,119)	(436)
Total current provision for income taxes	(2,289)	(1,197)	(482)
Deferred:
Federal	(1,264)	(1,387)	(2,182)
State	512	457	67
Foreign	3,336	1,303	1,002
Total deferred provision for income taxes	2,584	373	(1,113)
Total tax benefit (expense)	$295	$(824)	$(1,595)
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2022 and 2021 are as follows (amounts in thousands):

	2022	2021
Deferred tax assets:
Stock-based compensation	$1,793	$1,864
Net operating loss carryforwards	6,656	5,669
Research credit carryforwards	7,882	7,322
Lease liability	859	856
Other, net	1,117	—
Total deferred assets	18,307	15,711
Deferred tax liabilities:
Right of use asset	(633)	(570)
Intangibles	(18,693)	(8,019)
Other, net	—	1
Total deferred liabilities	(19,326)	(8,588)
Valuation allowance for net deferred tax assets	(2,868)	(729)
Net deferred tax asset (liability)	$(3,887)	$6,394
The net change in the total valuation allowance for the twelve months ended September 30, 2022 was an increase of $2.1 million due to losses incurred by certain of the Company’s foreign entities during fiscal 2022. There was no material change in the total valuation allowance during the twelve months ended September 30, 2021. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will be realized with the exception of the net foreign deferred tax assets for certain foreign entities. During the year ended September 30, 2022 the Company completed the HooYu Acquisition, as detailed in Note 3 which increased deferred tax liabilities related to intangible assets.
As of September 30, 2022, the Company has available net operating loss carryforwards of $2.6 million for federal income tax purposes, which can be carried forward indefinitely. The net operating losses for state purposes are $28.8 million, which will begin to expire in 2032. As of September 30, 2022, the Company has available federal research and development credit carryforwards, net of reserves, of $4.1 million. The federal research and development credits will start to expire in 2032. As of September 30, 2022, the Company has available California research and development credit carryforwards, net of reserves, of $3.8 million, which do not expire. As of September 30, 2022, the Company has available foreign research and development credit carryforwards of $0.6 million, which will begin to expire in 2037.
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
Earnings from the Company's foreign subsidiaries are considered to be indefinitely reinvested. A distribution of these non-U.S. earnings in the form of dividends or otherwise would subject the Company to foreign withholding taxes and may subject the Company to U.S. federal and state taxes.
Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the twelve months ended September 30, 2022, 2021, and 2020 (amounts shown in thousands):

	2022	2021	2020
Amount computed using statutory rate	$(575)	$(1,849)	$(1,977)
Net change in valuation allowance for net deferred tax assets	(1,702)	(19)	221
Other net deferred tax adjustments	1,606	—	—
Foreign rate differential	267	13	86
Non-deductible items	(64)	(141)	(178)
Transaction costs	(411)	—	—
State income tax	273	(276)	(205)
Research and development credits	1,166	1,248	897
Foreign income tax	—	(15)	10
Contingent consideration	285	—	—
Uncertain tax positions	(318)	—	—
Stock compensation, net	(232)	215	(449)
Income tax provision (expense)/benefit	$295	$(824)	$(1,595)
Uncertain Tax Positions
In accordance with authoritative guidance, the Company recognizes the benefit of uncertain income tax positions only if those positions are more likely than not of being sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the twelve months ended September 30, 2022, 2021, and 2020 (amounts shown in thousands):

	2022	2021	2020
Gross unrecognized tax benefits at the beginning of the year	$2,114	$1,810	$1,607
Additions from tax positions taken in the current year	484	268	203
Additions from tax positions taken in prior years	66	36	—
Gross unrecognized tax benefits at end of the year	$2,664	$2,114	$1,810
Of the total unrecognized tax benefits at September 30, 2022, $2.7 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2022, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
The Company is subject to income taxation in the U.S. at the federal and state levels. All tax years are subject to examination by U.S., California, and other state tax authorities due to the carryforward of unutilized net operating losses and tax credits. The Company is also subject to foreign income taxes in the countries in which it operates. The examination of the Company’s U.S. federal tax return for the year ended September 30, 2017 was completed during the fourth quarter of fiscal 2020. To the Company’s knowledge, the Company is not currently under examination by any other taxing authorities.
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
CARES Act
On March 27, 2020, President Trump signed into law the “Coronavirus Aid, Relief and Economic Security (CARES) Act” (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The Company continues to examine the impacts the CARES Act may have on its business. For the twelve months ended September 30, 2022, the CARES Act has been considered for the income tax provision.

9. CONVERTIBLE SENIOR NOTES
The carrying values of the Company’s 2026 Notes are as follows (amounts shown in thousands):

	September 30, 2022	September 30, 2021
2026 Notes:
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(27,280)	(34,332)
Carrying amount	$127,970	$120,918
2026 Notes embedded conversion derivative	$—	$48,208
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. The Company was not in compliance with certain covenants in the Indenture as a result of the Company not timely filing its Form 10-Q for the quarter ending June 30, 2022 and as such the 2026 Notes accrued special interest of $0.2 million during the period ended September 30, 2022. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ending September 30, 2022 and its Form 10-Q for the quarter ending December 31, 2022 with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance.
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes will bear interest from February 5, 2021 at a rate of 0.750% per year, payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used approximately $9.3 million of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below), after such cost was partially offset by the proceeds from the Warrant Transactions described below. The Initial Purchasers exercised their option to purchase Additional Notes in full and the Company used a portion of the net proceeds from the sale of such Additional Notes to enter into additional Notes Hedges, after such cost was partially offset by the proceeds from the additional Warrant Transactions, with the Option Counterparties (as defined below). The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
As of September 30, 2022, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
In accounting for the issuance of the 2026 Notes at issuance, the conversion option of the 2026 Notes was deemed an embedded derivative requiring bifurcation from the 2026 Notes (“host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its Common Stock available to settle the conversion option of the 2026 Notes in shares. The proceeds from the 2026 Notes were first allocated to the embedded derivative liability based on fair value and the remaining proceeds were then allocated to the host contract. On February 5, 2021, the fair value of the embedded derivative liability representing the conversion option was $33.2 million and the remaining $116.5 million was allocated to the host contract. The difference between the principal amount of the 2026 Notes and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company derecognized the embedded conversion derivative and reclassified the carrying value to additional paid-in capital.
As of September 30, 2022, the embedded conversion derivative is included in additional paid-in capital in the consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) - Derivatives and Hedging, continue to be met.
The following table presents the fair value and the change in fair value for the embedded conversion derivative (amounts shown in thousands):

Embedded conversion derivative
Fair value as of September 30, 2021	$48,208
Remeasurement to fair value on March 3, 2022	(19,692)
Impact of increase of authorized shares of common stock on convertible senior notes hedge	(28,516)
Fair value as of September 30, 2022	$—

The remeasurement of the embedded conversion derivative to fair value on March 3, 2022 was offset by the remeasurement of the Notes Hedge. See details of the remeasurement of the Notes Hedge below.
Debt issuance costs for the 2026 Notes were approximately $5.5 million, consisting of initial purchasers' discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the 2026 Notes. Transaction costs were recorded as debt issuance costs (presented as contra debt in the consolidated balance sheet) and are being amortized using the effective interest method to interest expense over the term of the 2026 Notes.
The following table presents the total amount of interest cost recognized relating to the 2026 Notes for the twelve months ended September 30, 2022 and 2021 (amounts shown in thousands):

	2022	2021
Contractual interest expense	$1,179	$756
Amortization of debt discount and issuance costs	7,053	4,372
Total interest expense recognized	$8,232	$5,128

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $27.3 million as of September 30, 2022, and will be amortized over approximately 3.3 years.

Convertible Senior Notes Hedge and Warrants
In connection with the pricing of the 2026 Notes, the Company entered into the Notes Hedge with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on The Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
The Company was initially required to settle the Notes Hedge in cash, as they did not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and were accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in convertible senior notes hedge in the consolidated balance sheets at $33.2 million. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the value of the Notes Hedge to additional paid-in capital.
As of September 30, 2022, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During fiscal 2022, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of September 30, 2022, the Warrant Transactions had not been exercised and remained outstanding.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of September 30, 2022), plus the interest accrued and the legal fees.
ICAR and Mr Xavier Codó Grasa submitted an appeal against this judgment on July 13, 2022. Global Equity & Corporate Consulting, S.L. filed an opposition to that appeal on September 2, 2022. The next procedural step will be the voting and issuing of the ruling on the appeal.
Global Equity & Corporate Consulting, S.L. requested the provisional enforcement of the judgment, asking ICAR and Mr. Xavier Codó Grasa to deposit the damages awarded plus 30% to cover the possible interests that may continue to accrue during the appeal (€1.1 million in total) with the Court.
According to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim. As a consequence, the escrow (€0.9 million) was liberated pursuant to the provisional enforcement of the judgment, and Mr. Xavier Codó Grasa deposited the remaining €0.2 million. Global Equity & Corporate Consulting, S.L. also requested that ICAR and Mr. Xavier Codó Grasa bear the costs of the provisional enforcement, amounting to (i) €16,475 for the accrued interest, and (ii) €10,995 as legal costs. ICAR and Mr. Xavier Codó Grasa opposed this request, but the Court decided in favor of Global Equity & Corporate Consulting, S.L. Therefore, the next step will be for ICAR and Mr. Xavier Codó Grasa to comply with this order.
Third-Party Claims Against the Company’s Customers
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to U.S. Patent No. 9,818,090 (“the ’090 Patent”)) was denied institution. On November 24, 2020, and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the U.S. Patent Nos. 8,977,571 (“the ’571 Patent”), 8,699,779 (“the ’779 Patent”), or 9,336,517 (“the ’517 Patent”) were unpatentable.
On September 30, 2020, USAA filed suit against PNC Bank (the “First PNC Lawsuit”) in the Eastern District of Texas alleging infringement of U.S. Patent Nos. 10,482,432 (“the ’432 Patent”) and 10,621,559. These two patents are continuations of an asserted patent in the Second Wells Lawsuit and relate to similar subject matter. On October 19, 2020, PNC Bank’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the First PNC Lawsuit. The complaint against PNC Bank does not claim that any Company product infringes any of the asserted patents. At this time, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On December 4, 2020, USAA filed an amended complaint against PNC Bank also asserting two patents at issue in the First Wells Lawsuit—the ’779 Patent and the ’571 Patent. On February 2, 2021, NCR Corporation sent a second indemnification demand to the Company requesting indemnification of the claims described in the amended complaint. On

March 31, 2021, USAA filed another suit against PNC Bank in the Eastern District of Texas alleging infringement of two patents from the Second Wells Lawsuit, U.S. Patent Nos. 10,013,605 (“the ‘605 Patent”) and 10,013,681 (“the ‘681 Patent”) (the “Second PNC Lawsuit”). On July 7, 2021, USAA filed a third lawsuit against PNC Bank (the “Third PNC Lawsuit” and together with the First PNC Lawsuit and the Second PNC Lawsuit, the “PNC Lawsuits”) asserting infringement of U.S. Patents 10,769,598; 10,402,638; and 9,224,136. A jury trial was held in May 2022 on the consolidated First PNC Lawsuit and Second PNC Lawsuit. The jury found that PNC willfully infringed at least one patent claim and awarded USAA $218 million in damages. The Court denied PNC Bank’s equitable defenses and entered a Final Judgment in the consolidated First PNC Lawsuit and Second PNC Lawsuit on August 19, 2022. A jury trial was held in September 2022 on the Third PNC Lawsuit. The jury found that PNC infringed at least one patent claim and awarded USAA $4.3 million in damages. The Court entered a Final Judgment in the Third PNC Lawsuit on February 16, 2023.
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and the ’090 Patent (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The court held another hearing on USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds, and once again granted USAA’s motion to dismiss on February 23, 2023. The Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
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
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ‘681 Patent and the ’605 Patent—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing and requests for POP review. The requests for POP review were denied in March 2023; the requests for rehearing were denied in March and April 2023.
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
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina, which was denied. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the First Amended Complaint. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 patent. Final written decisions are expected in mid-2024.
The Company incurred legal fees of $1.4 million in the fiscal year ended September 30, 2022 related to third-party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).
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
On December 18, 2020, the Company filed a new suit against UrbanFT in the Superior Court of the State of California, County of San Diego (case no. 37-2020-00046670-CU-BC-CTL) asserting claims for breach of contract, open book account, and monetary damages. UrbanFT filed an answer and did not assert any cross-claims. The Company filed a motion for summary judgment which was heard on April 15, 2022. The Court granted the Company’s motion and on June 2, 2022, entered a judgment in favor of the Company for $1.7 million in compensatory damages, plus costs, including attorney’s fees. The Court awarded the Company $2,600 in costs plus $0.6 million in attorneys’ fees for a total judgment of $2.3 million. The time for UrbanFT to appeal the $1.7 million in compensatory damage judgment has expired but the time for UrbanFT to appeal the attorneys’ fee and cost award has not. No appeal has been filed.
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Maplebear Inc., d/b/a Instacart (“Instacart”), in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL). Mitek is alleging breach of contract, breach of the implied covenant, and requesting over $2.0 million in damages.
On August, 3, 2018 Instacart entered into a Master Services Agreement (the “Master Services Agreement”) with Mitek agreeing to purchase a subscription to Mitek’s Mobile Verify Advanced service. On June 19, 2020, the parties entered into a second Order Form in connection with the Master Services Agreement. The Order Form has a term of June 18, 2020 to December 31, 2023 and calls for an annual commitment of $1.2 million. On September 23, 2021, Instacart sent a letter to Mitek purporting to outline breaches under the Master Services Agreement. Mitek responded on November 11, 2021, refuting Instacart’s claims and offering to engage in further discussions. Instacart thereafter sent a Notice of Termination of the Master Services Agreement dated November 24, 2021.
The Parties participated in mediation on March 15, 2022. The mediation did not result in the resolution of the case and, following mediation, the Parties stipulated that Instacart’s response to Mitek’s complaint would be due on April 27, 2022. In lieu of filing a response to the complaint, Instacart elected to file a Motion to Transfer Venue to the County of San Francisco, which the Court denied, thereby keeping the case in the County of San Diego.

On November 28, 2022, Instacart filed a cross-complaint against Mitek alleging: (1) Fraudulent Inducement; (2) Intentional Misrepresentation; (3) False Advertising; (4) Fraudulent Business Practices; (5) Unlawful Business Practices; (6) Unfair Business Practices; (7) Breach of Contract; and (8) Breach of the Implied Covenant of Good Faith and Fair Dealing.
On January 27, 2023, Mitek filed a demurrer to the Cross-Complaint (the functional equivalent of a motion to dismiss). The demurrer is pending before the Court and will be heard on December 1, 2023.
Both Parties have filed motions to compel further responses to written discovery requests. The motions will be heard on December 1, 2023.
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
The Company removed the BIPA Lawsuit to federal court, and on March 4, 2022 the Company filed a Motion to Compel Arbitration based on HyreCar’s terms and conditions requiring HyreCar customers to arbitrate on an individual (non-class) basis (the “Arbitration Motion”). On May 4, 2022 the trial court denied the Arbitration Motion. On December 21, 2022, the trial court’s ruling was upheld on appeal, and the case subsequently was remanded to the trial court.
On March 10, 2023, Plaintiff filed an Amended Complaint, adding a second named plaintiff but otherwise not materially changing the allegations. On March 27, 2023, the Company filed a Motion to Dismiss and a Motion to Strike Class Allegations.
After the Motion to Dismiss/Strike was fully briefed, on May 11, 2023, Plaintiffs filed a Motion for Leave to File a Second Amended Complaint that would add two new named plaintiffs (customers of Instacart and Roadie). The Company opposed the Motion for Leave. The Motion for Leave is fully briefed and awaiting a decision.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 50% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $0.7 million, $0.7 million, and $0.4 million for the twelve months ended September 30, 2022, 2021, and 2020, respectively.

11. LEASES

The Company leases office and research and development facility leases under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. Variable lease cost is comprised primarily of the Company’s proportionate share of operating expenses, property taxes and insurance. The Company paid $2.1 million and $2.3 million in operating cash flows for operating leases during the year ended September 30, 2022, and 2021. ROU assets obtained in exchange for lease liabilities were $0.4 million and $3.1 million during the year ended September 30, 2022, and 2021, respectively.

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income for the periods presented (amounts shown in thousands):

	Twelve Months Ended September 30,
	2022	2021
Operating lease cost	1,881	1,582
Variable lease cost	385	646
Total lease cost	2,266	2,228
Other information related to operating and finance leases as of the balance sheet dates presented are as follows:

	Twelve Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (years) - operating leases	4.5	5.5
Weighted-average discount rate - operating leases	3.5%	3.2%
Future minimum lease payments for the Company’s operating leases as of September 30, 2022 were as follows (in thousands):

Operating Leases
2023	2,237
2024	1,669
2025	578
2026	567
2027	571
Thereafter	915
Total lease payments	6,537
Less: amount representing interest	$(321)
Present value of future lease payments	$6,216

12. REVENUE CONCENTRATION
Revenue Concentration
For the twelve months ended September 30, 2022, the Company derived revenue of $25.0 million from one customer, with such customer accounting for 17% of the Company’s total revenue. For the twelve months ended September 30, 2021, the Company derived revenue of $20.2 million from one customer, with such customer accounting for 17% of the Company's total revenue. For the twelve months ended September 30, 2020, the Company derived revenue of $15.8 million from one customer, with such customer accounting for 16% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $7.5 million, $3.4 million, and $4.5 million at September 30, 2022, 2021, and 2020, respectively.
The Company’s revenue is derived from the sale of products covered by the Company’s patented technologies to end-users of licenses and to channel partners, including systems integrators and resellers. Contractual arrangements with channel partners do not obligate the Company’s channel partners to order, purchase or distribute any fixed or minimum quantities of the Company’s products. In most cases, the channel partners purchase the license from the Company after they receive an order from an end-user. The channel partners receive orders from various individual end-users; therefore, the sale of a license to a channel partner may represent sales to multiple end-users. End-users can purchase the Company’s products through more than one channel partner.

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
International sales accounted for approximately 27%, 26%, and 24% of the Company’s total revenue for the twelve months ended September 30, 2022, 2021, and 2020, respectively. From a geographic perspective, approximately 69% and 24% of the Company’s total long-term assets as of September 30, 2022 and 2021, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 19% and 6% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2022 and 2021, respectively, are associated with the Company’s international subsidiaries.

13. QUARTERLY INFORMATION (UNAUDITED)
For the twelve months ended September 30, 2022, the Company determined that its previously issued unaudited interim consolidated financial statements for the periods ended March 31, 2022 and June 30, 2022 contained errors in the application of GAAP as summarized in Note 15 below. A summary of selected quarterly financial information for 2022 and 2021 is as follows (amounts in thousands except per share data):

	2022
	Q1	Q2 As Restated	Q3 As Restated	Q4
Revenue	$32,473	$33,510	$39,195	$38,765
Cost of revenue	4,556	4,451	5,784	5,217
Operating expenses	23,089	26,379	32,518	30,610
Operating income	4,828	2,680	893	2,938
Interest expense	2,008	2,040	2,077	2,107
Other income (expense), net	135	(225)	89	(369)
Income tax benefit (provision)	168	20	880	(773)
Net income (loss)	3,123	435	(215)	(311)
Net income (loss) per share:
Basic income (loss) per share	0.07	0.01	—	(0.01)
Shares used in calculating net income (loss) per share—basic	44,788	44,775	44,669	44,661
Diluted income (loss) per share	0.07	0.01	—	(0.01)
Shares used in calculating net income (loss) per share—diluted	46,155	46,097	45,224	45,311

	2021
	Q1	Q2	Q3	Q4
Revenue	$25,976	$28,773	$31,778	$33,270
Cost of revenue	4,138	3,792	3,410	3,200
Operating expenses	20,301	22,598	22,936	26,145
Operating income	1,537	2,383	5,432	3,925
Interest expense	—	1,319	2,223	1,587
Other income (expense), net	96	372	80	106
Income tax benefit (provision)	534	(417)	(304)	(637)
Net income	2,167	1,019	2,985	1,807
Net income per share:
Basic income per share	0.05	0.02	0.07	0.04
Shares used in calculating net income per share—basic	42,476	43,138	43,773	44,616
Diluted income (loss) per share	0.05	0.02	0.07	0.04
Shares used in calculating net income per share—diluted	43,897	44,554	45,194	46,236

14. RELATED PARTY TRANSACTIONS
In the third quarter of fiscal 2022, the Company made loans to two non-executive employees totaling $1.0 million. The loans made to the non-executive employees were included in other current assets in the consolidated balance sheet and were repaid in the fourth quarter of fiscal 2022.

15. RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In connection with the preparation of its consolidated financial statements for the twelve months ended September 30, 2022, the Company determined that its previously issued unaudited interim consolidated financial statements for the periods ended March 31, 2022 and June 30, 2022 contained errors in the application of GAAP as summarized below.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed consolidated financial statements that contained the error for the quarterly periods ended March 31, 2022 and June 30, 2022 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that the Affected Quarterly Periods should be restated to present the identified adjustments discussed below. The Company has not filed, and does not intend to file, amendments to the previously filed Quarterly Reports on Form 10-Q for the quarters ended March 31, 2022 and June 30, 2022, but instead is restating its unaudited interim financial statements in this Annual Report on Form 10-K.
Background of Restatement
In connection with the preparation of the Company’s financial statements for the fiscal year ended September 30, 2022, the Company noted that certain revenue contracts and other items were improperly accounted for during three and six months ended March 31, 2022 and the three and nine months ended June 30, 2022. Specifically, the Company (a) did not appropriately (i) recognize revenue on its multiyear term licenses; (ii) recognize revenue related to guaranteed minimums and overages for software as a service (“SaaS”) product sales; (iii) cut off revenue related to term license sales; (iv) capitalize certain commissions paid to the HooYu Ltd (“HooYu”) sales team subsequent to the acquisition of HooYu in March 2022; (v) recognize a lease liability and right-of-use asset related to the office lease assumed in the HooYu acquisition; and (vi) recognize certain liabilities upon the acquisition of HooYu that were not valid liabilities; and (b) misclassified certain employee costs related to cloud operations as research and development expense instead of cost of revenue.
The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. The consolidated statements of stockholders’ equity have been excluded from the financial statements presented below as they were only impacted by adjustments to net income which are presented below in the consolidated statements of operations and other comprehensive income (loss) and consolidated balance sheets.
The impact of the restatement on the Affected Quarterly Period as of and for the three and six months ended March 31, 2022 is presented in the following tables:

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	As of March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$23,984	$—	$23,984
Short-term investments	37,910	—	37,910
Accounts receivable, net (iii)	23,858	(76)	23,782
Contract assets (i)	4,503	—	4,503
Prepaid expenses	2,409	—	2,409
Other current assets	1,849	—	1,849
Total current assets	94,513	(76)	94,437
Long-term investments	31,493	—	31,493
Property and equipment, net	3,938	—	3,938
Right-of-use assets (v)	6,098	259	6,357
Intangible assets, net	96,364	—	96,364
Goodwill (iv)	135,519	(701)	134,818
Deferred income tax assets (i)	11,003	240	11,243
Other non-current assets (iv), (vi)	5,292	(211)	5,081
Total assets	$384,220	$(489)	$383,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,688	$—	$6,688
Accrued payroll and related taxes	8,271	—	8,271
Deferred revenue, current portion (ii)	9,700	660	10,360
Lease liabilities, current portion (v)	1,944	259	2,203
Acquisition-related contingent consideration (vi)	10,790	(590)	10,200
Other current liabilities (iv), (vi)	3,469	(450)	3,019
Total current liabilities	40,862	(121)	40,741
Convertible senior notes	124,370	—	124,370
Deferred revenue, non-current portion	1,053	—	1,053
Lease liabilities, non-current portion	5,485	—	5,485
Deferred income tax liabilities, non current portion	20,730	—	20,730
Other non-current liabilities (iv), (vi)	6,250	210	6,460
Total liabilities	198,750	89	198,839
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 44,344,361 and 44,168,745 issued and outstanding, as of March 31, 2022 and September 30, 2021, respectively	44	—	44
Additional paid-in capital	207,491	—	207,491
Accumulated other comprehensive income (loss)	(5,170)	—	(5,170)
Accumulated deficit	(16,895)	(578)	(17,473)
Total stockholders’ equity	185,470	(578)	184,892
Total liabilities and stockholders’ equity	$384,220	$(489)	$383,731

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	Three Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$19,280	$(1,130)	$18,150
Services and other (i), (ii)	15,434	(74)	15,360
Total revenue	34,714	(1,204)	33,510
Operating costs and expenses
Cost of revenue—software and hardware	310	—	310
Cost of revenue—services and other (b)	3,000	1,141	4,141
Selling and marketing	9,206	—	9,206
Research and development (b)	8,236	(1,141)	7,095
General and administrative	6,073	—	6,073
Amortization and acquisition-related costs (iv)	4,385	(380)	4,005
Total operating costs and expenses	31,210	(380)	30,830
Operating income	3,504	(824)	2,680
Interest expense	2,040	—	2,040
Other income (expense), net (v)	(231)	6	(225)
Income before income taxes	1,233	(818)	415
Income tax benefit (provision) (i), (ii), (iii)	(220)	240	20
Net income	$1,013	$(578)	$435
Net income per share—basic	$0.02	$(0.01)	$0.01
Net income per share—diluted	$0.02	$(0.01)	$0.01
Shares used in calculating net income per share—basic	44,775	—	44,775
Shares used in calculating net income per share—diluted	46,097	—	46,097
Comprehensive income (loss)
Net income	$1,013	$(578)	$435
Foreign currency translation adjustment	(1,862)	—	(1,862)
Unrealized gain (loss) on investments	(828)	—	(828)
Comprehensive income (loss)	$(1,677)	$(578)	$(2,255)

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	Six Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$34,725	$(1,130)	$33,595
Services and other (i), (ii)	32,461	(74)	32,387
Total revenue	67,186	(1,204)	65,982
Operating costs and expenses
Cost of revenue—software and hardware	688	—	688
Cost of revenue—services and other (b)	5,978	2,340	8,318
Selling and marketing	17,644	—	17,644
Research and development (b)	15,842	(2,340)	13,502
General and administrative	12,037	—	12,037
Amortization and acquisition-related costs (iv)	6,664	(380)	6,284
Total operating costs and expenses	58,853	(380)	58,473
Operating income	8,333	(824)	7,509
Interest expense	4,048	—	4,048
Other income (expense), net (v)	(96)	6	(90)
Income before income taxes	4,189	(818)	3,371
Income tax benefit (provision) (i), (ii), (iii)	(52)	240	188
Net income	$4,137	$(578)	$3,559
Net income per share—basic	$0.09	$(0.01)	$0.08
Net income per share—diluted	$0.09	$(0.01)	$0.08
Shares used in calculating net income per share—basic	44,795	—	44,795
Shares used in calculating net income per share—diluted	46,206	—	46,206
Comprehensive income (loss)
Net income	$4,137	$(578)	$3,559
Foreign currency translation adjustment	(3,129)	—	(3,129)
Unrealized gain (loss) on investments	(1,098)	—	(1,098)
Comprehensive income (loss)	$(90)	$(578)	$(668)

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Operating activities:
Net income	$4,137	$(578)	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,429	—	6,429
Amortization of intangible assets	4,525	—	4,525
Depreciation and amortization	555	—	555
Amortization of investment premiums & other	1,109	—	1,109
Accretion and amortization on debt securities	3,453	—	3,453
Net changes in estimated fair value of acquisition-related contingent consideration (vi)	(780)	(590)	(1,370)
Deferred taxes (i), (ii), (iii)	(523)	(240)	(763)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable (iii)	(6,171)	76	(6,095)
Contract assets	345	—	345
Other assets (iv), (vi)	498	(48)	450
Accounts payable	3,769	—	3,769
Accrued payroll and related taxes	(4,693)	—	(4,693)
Deferred revenue (i), (ii), (iii)	(3,126)	911	(2,215)
Other liabilities (iv), (vi)	159	469	628
Net cash provided by operating activities	9,686	—	9,686
Investing activities:
Purchases of investments	(47,818)	—	(47,818)
Sales and maturities of investments	173,316	—	173,316
Acquisitions, net of cash acquired	(126,607)	—	(126,607)
Purchases of property and equipment	(634)	—	(634)
Net cash used in investing activities	(1,743)	—	(1,743)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,128	—	1,128
Repurchases and retirements of common stock	(14,828)	—	(14,828)
Principal payments on other borrowings	(36)	—	(36)
Net cash provided by (used in) financing activities	(13,736)	—	(13,736)
Foreign currency effect on cash and cash equivalents	(535)	—	(535)
Net increase (decrease) in cash and cash equivalents	(6,328)	—	(6,328)
Cash and cash equivalents at beginning of period	30,312	—	30,312
Cash and cash equivalents at end of period	$23,984	$—	$23,984
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$—	$582
Cash paid for income taxes	597	—	597
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	42,821	—	42,821
Unrealized holding gain (loss) on available-for-sale investments	(1,098)	—	(1,098)

The impact of the restatement on the Affected Quarterly Period as of and for the three and nine months ended June 30, 2022 is presented in the following tables:

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	As of June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,543	$—	$21,543
Short-term investments	49,531	—	49,531
Accounts receivable, net (iii)	29,618	(65)	29,553
Contract assets (i)	5,125	—	5,125
Prepaid expenses	3,078	—	3,078
Other current assets	3,194	—	3,194
Total current assets	112,089	(65)	112,024
Long-term investments	19,534	—	19,534
Property and equipment, net	3,802	—	3,802
Right-of-use assets (v)	5,484	189	5,673
Intangible assets, net	85,743	—	85,743
Goodwill (iv)	127,992	(829)	127,163
Deferred income tax assets (i)	12,993	564	13,557
Other non-current assets (iv), (vi)	6,959	(431)	6,528
Total assets	$374,596	$(572)	$374,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,981	$—	$3,981
Accrued payroll and related taxes	10,276	—	10,276
Accrued liabilities (iv), (vi)	4,432	(416)	4,016
Deferred revenue, current portion (ii)	13,220	427	13,647
Lease liabilities, current portion (v)	1,902	191	2,093
Acquisition-related contingent consideration (vi)	4,980	920	5,900
Restructuring accrual	1,807	—	1,807
Income taxes payable	1,332	—	1,332
Other current liabilities	1,858	—	1,858
Total current liabilities	43,788	1,122	44,910
Convertible senior notes	126,157	—	126,157
Deferred revenue, non-current portion	1,409	—	1,409
Lease liabilities, non-current portion	4,776	—	4,776
Deferred income tax liabilities, non current portion	19,227	—	19,227
Other non-current liabilities (iv), (vi)	1,923	(90)	1,833
Total liabilities	197,280	1,032	198,312
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 44,396,263 and 44,168,745 issued and outstanding, as of June 30, 2022 and September 30, 2021, respectively	44	—	44
Additional paid-in capital	211,212	—	211,212
Accumulated other comprehensive income (loss)	(17,856)	—	(17,856)
Accumulated deficit	(16,084)	(1,604)	(17,688)
Total stockholders’ equity	177,316	(1,604)	175,712
Total liabilities and stockholders’ equity	$374,596	$(572)	$374,024

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	Three Months Ended June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$19,820	$(305)	$19,515
Services and other (i), (ii)	19,513	167	19,680
Total revenue	39,333	(138)	39,195
Operating costs and expenses
Cost of revenue—software and hardware	508	—	508
Cost of revenue—services and other (b)	4,073	1,203	5,276
Selling and marketing	11,216	—	11,216
Research and development (b)	9,614	(1,203)	8,411
General and administrative (iv)	6,589	2	6,591
Amortization and acquisition-related costs (iv)	3,283	1,210	4,493
Restructuring costs	1,807	—	1,807
Total operating costs and expenses	37,090	1,212	38,302
Operating income	2,243	(1,350)	893
Interest expense	2,077	—	2,077
Other income (expense), net	89	—	89
Income before income taxes	255	(1,350)	(1,095)
Income tax benefit (i), (ii), (iii)	556	324	880
Net income (loss)	$811	$(1,026)	$(215)
Net income (loss) per share—basic	$0.02	$(0.02)	$(0.00)
Net income (loss) per share—diluted	$0.02	$(0.02)	$(0.00)
Shares used in calculating net income (loss) per share—basic	44,669	—	44,669
Shares used in calculating net income (loss) per share—diluted	45,224	—	45,224
Comprehensive income (loss)
Net income (loss)	$811	$(1,026)	$(215)
Foreign currency translation adjustment	(13,595)	—	(13,595)
Unrealized gain (loss) on investments	909	—	909
Comprehensive income (loss)	$(11,875)	$(1,026)	$(12,901)

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	Nine Months Ended June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$54,545	$(1,435)	$53,110
Services and other (i), (ii)	51,975	93	52,068
Total revenue	106,520	(1,342)	105,178
Operating costs and expenses
Cost of revenue—software and hardware	1,196	—	1,196
Cost of revenue—services and other (b)	10,051	3,543	13,594
Selling and marketing	28,859	—	28,859
Research and development (b)	25,457	(3,543)	21,914
General and administrative (iv)	18,626	2	18,628
Amortization and acquisition-related costs (iv)	9,947	830	10,777
Restructuring costs	1,807	—	1,807
Total operating costs and expenses	95,943	832	96,775
Operating income	10,577	(2,174)	8,403
Interest expense	6,125	—	6,125
Other income (expense), net (v)	(8)	6	(2)
Income before income taxes	4,444	(2,168)	2,276
Income tax benefit (i), (ii), (iii)	504	564	1,068
Net income	$4,948	$(1,604)	$3,344
Net income per share—basic	$0.11	$(0.04)	$0.07
Net income per share—diluted	$0.11	$(0.04)	$0.07
Shares used in calculating net income per share—basic	44,721	—	44,721
Shares used in calculating net income per share—diluted	45,793	—	45,793
Comprehensive income (loss)
Net income	$4,948	$(1,604)	$3,344
Foreign currency translation adjustment	(16,724)	—	(16,724)
Unrealized gain (loss) on investments	(189)	—	(189)
Comprehensive income (loss)	$(11,965)	$(1,604)	$(13,569)

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Nine Months Ended June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
Operating activities:
Net income	$4,948	$(1,604)	$3,344
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,117	—	10,117
Amortization of intangible assets	9,176	—	9,176
Depreciation and amortization	1,064	—	1,064
Amortization of investment premiums & other	1,348	—	1,348
Accretion and amortization on debt securities	5,239	—	5,239
Net changes in estimated fair value of acquisition-related contingent consideration (vi)	(2,198)	920	(1,278)
Deferred taxes (i), (ii), (iii)	(1,141)	(564)	(1,705)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable (iii)	(12,298)	65	(12,233)
Contract assets	(1,737)	—	(1,737)
Other assets (iv), (vi)	(1,090)	242	(848)
Accounts payable	1,147	—	1,147
Accrued payroll and related taxes	(2,643)	—	(2,643)
Deferred revenue (i), (ii), (iii)	1,077	840	1,917
Restructuring accrual	1,900	—	1,900
Other liabilities (iv), (vi)	1,104	101	1,205
Net cash provided by operating activities	16,013	—	16,013
Investing activities:
Purchases of investments	(47,818)	—	(47,818)
Sales and maturities of investments	173,198	—	173,198
Acquisitions, net of cash acquired	(126,607)	—	(126,607)
Purchases of property and equipment	(929)	—	(929)
Net cash used in investing activities	(2,156)	—	(2,156)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,162	—	1,162
Repurchases and retirements of common stock	(14,828)	—	(14,828)
Payment of acquisition-related contingent consideration	(6,770)	—	(6,770)
Loans made to non-executive employees	(1,041)	—	(1,041)
Principal payments on other borrowings	(36)	—	(36)
Net cash provided by (used in) financing activities	(21,513)	—	(21,513)
Foreign currency effect on cash and cash equivalents	(1,113)	—	(1,113)
Net increase (decrease) in cash and cash equivalents	(8,769)	—	(8,769)
Cash and cash equivalents at beginning of period	30,312	—	30,312
Cash and cash equivalents at end of period	$21,543	$—	$21,543
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$2,722	$—	$2,722
Cash paid for interest	597	—	597
Cash paid for income taxes	819	—	819
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	42,821	—	42,821
Unrealized holding gain (loss) on available-for-sale investments	(189)	—	(189)