Form 10-Q
period 2022-12-31
MITEK SYSTEMS INC
filed 2023-09-06
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,589,575 shares of the registrant’s common stock outstanding as of August 31, 2023.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2022

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2022 (Unaudited)	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$57,115	$32,059
Short-term investments	44,814	58,268
Accounts receivable, net	28,262	27,874
Contract assets, current portion	5,458	6,273
Prepaid expenses	2,269	2,000
Other current assets	2,773	2,622
Total current assets	140,691	129,096
Long-term investments	5,674	10,633
Property and equipment, net	3,367	3,493
Right-of-use assets	5,031	5,155
Intangible assets, net	76,601	75,756
Goodwill	128,184	120,186
Deferred income tax assets	13,759	10,245
Contract assets, non-current portion(1)	10,741	4,218
Other non-current assets(1)	1,565	1,628
Total assets	$385,613	$360,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,080	$4,974
Accrued payroll and related taxes	6,379	10,393
Accrued liabilities	1,234	1,155
Accrued interest payable(1)	495	202
Deferred revenue, current portion	12,744	13,394
Lease liabilities, current portion	2,098	2,110
Acquisition-related contingent consideration	6,250	5,920
Restructuring accrual	295	901
Income tax payables(1)	5,343	194
Other current liabilities(1)	1,437	1,254
Total current liabilities	42,355	40,497
Convertible senior notes	129,814	127,970
Deferred revenue, non-current portion	1,236	1,775
Lease liabilities, non-current portion	3,893	4,106
Deferred income tax liabilities, non current portion	15,344	14,132
Other non-current liabilities	1,765	1,613
Total liabilities	194,407	190,093

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 45,248,743 and 44,680,429 issued and outstanding, as of December 31, 2022 and September 30, 2022, respectively	45	44
Additional paid-in capital	219,596	216,493
Accumulated other comprehensive loss	(15,164)	(28,219)
Accumulated deficit	(13,271)	(18,001)
Total stockholders’ equity	191,206	170,317
Total liabilities and stockholders’ equity	$385,613	$360,410
 (1) September 30, 2022 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2022	2021
Revenue
Software and hardware	$26,376	$15,445
Services and other	19,327	17,028
Total revenue	45,703	32,473
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	169	378
Cost of revenue—services and other (exclusive of depreciation & amortization)	4,900	4,177
Selling and marketing	9,515	8,438
Research and development	7,670	6,407
General and administrative	8,479	5,965
Amortization and acquisition-related costs	4,821	2,279
Restructuring costs	1,776	—
Total operating costs and expenses	37,330	27,644
Operating income	8,373	4,829
Interest expense	2,137	2,008
Other income, net	340	135
Income before income taxes	6,576	2,956
Income tax benefit (provision)	(1,846)	168
Net income	$4,730	$3,124
Net income per share—basic	$0.11	$0.07
Net income per share—diluted	$0.10	$0.07
Shares used in calculating net income (loss) per share - basic	44,930	44,788
Shares used in calculating net income (loss) per share - diluted	45,634	46,155
Other comprehensive income
Net income	$4,730	$3,124
Foreign currency translation adjustment	12,703	(1,267)
Unrealized gain (loss) on investments	352	(270)
Other comprehensive income	$17,785	$1,587

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(18,001)	$(28,219)	$170,317
Exercise of stock options	83	—	662	—	—	662
Settlement of restricted stock units	486	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,442	—	—	2,442
Components of other comprehensive income:
Net income	—	—	—	4,730	—	4,730
Currency translation adjustment	—	—	—	—	12,703	12,703
Change in unrealized gain (loss) on investments	—	—	—	—	352	352
Total other comprehensive income						17,785
Balance, December 31, 2022	45,249	$45	$219,596	$(13,271)	$(15,164)	$191,206

	Three Months Ended December 31, 2021
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	9	—	25	—	—	—	—	25
Settlement of restricted stock units	725	1	(1)	—	—	—	—	—
Stock-based compensation expense	—	—	3,132	—	—	—	—	3,132
Repurchases and retirements of common stock	(606)	(1)	—	8	140	(10,284)	—	(10,145)
Components of other comprehensive income:
Net income	—	—	—	—	—	3,124	—	3,124
Currency translation adjustment	—	—	—	—	—	—	(1,267)	(1,267)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(270)	(270)
Total other comprehensive income								1,587
Balance, December 31, 2021	44,297	$44	$203,091	—	$—	$(13,226)	$(2,480)	$187,429

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2022	2021
Operating activities:
Net income	$4,730	$3,124
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,442	3,132
Amortization of intangible assets	4,487	2,175
Depreciation and amortization	343	284
Amortization of investment premiums & other	13	480
Accretion and amortization on debt securities	1,844	1,715
Net changes in estimated fair value of acquisition-related contingent consideration	330	30
Deferred taxes	(3,459)	(348)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	58	(402)
Contract assets	(5,507)	(175)
Other assets	(154)	(864)
Accounts payable	980	80
Accrued payroll and related taxes	(4,174)	(4,518)
Deferred revenue	(1,521)	(2,496)
Restructuring accrual	(651)	—
Other liabilities	5,503	34
Net cash provided by operating activities	5,264	2,251
Investing activities:
Purchases of investments	—	(35,309)
Sales and maturities of investments	18,750	37,658
Purchases and disposals of property and equipment, net	(154)	(295)
Net cash provided by investing activities	18,596	2,054
Financing activities:
Proceeds from the issuance of equity plan common stock	662	25
Repurchases and retirements of common stock	—	(10,145)
Principal payments on other borrowings	(36)	(17)
Net cash provided by (used in) financing activities	626	(10,137)
Foreign currency effect on cash and cash equivalents	570	(266)
Net increase (decrease) in cash and cash equivalents	25,056	(6,098)
Cash and cash equivalents at beginning of period	32,059	30,312
Cash and cash equivalents at end of period	$57,115	$24,214
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$213	$170
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain (loss) on available-for-sale investments	$352	$(270)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. Mitek is a software development company with expertise in artificial intelligence and machine learning. Mitek currently serves more than 7,800 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. The Company’s solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. The Company’s advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company as of December 31, 2022 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2023.
Results for the three months ended December 31, 2022 are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Reclassifications
A reclassification has been made to the prior periods’ condensed consolidated financial statements in order to conform to the current period presentation. Accrued interest payable was included in the other current liabilities line in the condensed consolidated balance sheet as of September 30, 2022, however, it has been presented separately in the condensed consolidated balance sheet as of December 31, 2022 so that the total of the other current liabilities line is less than five percent of total current liabilities.

Revision
Cost of revenue—services and other and research and development for the three months ended December 31, 2021 have been revised, as previously disclosed in Note 13 in the Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on July 31, 2023. The immaterial revision is made for consistency with the restatements of the three and six months ended March 31, 2022 and the three and nine months ended June 30, 2022.
Net Income Per Share
For the three months ended December 31, 2022 and 2021, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2022	2021
Stock options	502	438
RSUs	860	1,156
ESPP common stock equivalents	130	88
Performance options	741	487
Performance RSUs	296	109
Convertible senior notes	7,448	7,448
Warrants	7,448	7,448
Total potentially dilutive common shares outstanding	17,425	17,174
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2022	2021
Net income	$4,730	$3,124
Weighted-average shares outstanding—basic	44,930	44,788
Common stock equivalents	704	1,367
Weighted-average shares outstanding—diluted	45,634	46,155
Net income per share:
Basic	$0.11	$0.07
Diluted	$0.10	$0.07
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2022, $1.4 million was outstanding under these agreements and $0.1 million and $1.3 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2022, $1.3 million was outstanding under these agreements and approximately $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the quarter ended December 31, 2022.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on July 31, 2023. There have been no changes to these accounting policies through December 31, 2022.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference
Rate Reform on Financial Reporting (ASU 2020-04) and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when the relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 will have a material impact on the condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended December 31, 2022 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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
Services and Other
Services and other revenue is generated from the sale of software as a service (“SaaS”) products and services, maintenance associated with the sale of on premise software licenses and consulting and professional services. The Company recognizes professional services revenue over the period in which such services are performed. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase unlimited additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is standing ready to provide as many transactions as desired by the customer throughout the contract term, and revenue is recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project out for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
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
Assessment of Estimates of Variable Consideration

Many of the Company’s contracts with customers contain some component of variable consideration; however, variable consideration will only be included in the transaction price to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted or due to uncertainty surrounding collectability. The Company estimates variable consideration in its contracts primarily using the expected value method as the Company believes this method represents the most appropriate estimate for this consideration, based on historical usage trends, the individual contract considerations, and its best judgment at the time.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2022	2021
Major product category
Deposits software and hardware	$24,453	$13,630
Deposits services and other	5,828	5,422
Deposits revenue	30,281	19,052
Identity verification software and hardware	1,923	1,815
Identity verification services and other	13,499	11,606
Identity verification revenue	15,422	13,421
Total revenue	$45,703	$32,473
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2022	September 30, 2022
Contract assets, current	$5,458	$6,273
Contract assets, non-current	10,741	4,218
Contract liabilities (deferred revenue), current	12,744	13,394
Contract liabilities (deferred revenue), non-current	1,236	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $6.6 million and $7.2 million of revenue during the three months ended December 31, 2022 and 2021, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within contract assets on the condensed consolidated balance sheets and were $2.5 million and $1.9 million as of December 31, 2022 and September 30, 2022, respectively.
Contract Costs

Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.5 million and $2.4 million as of December 31, 2022 and September 30, 2022, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and other comprehensive income and totaled $0.4 million and $0.3 million during the three months ended December 31, 2022 and 2021, respectively. There were no impairment losses recognized during both the three months ended December 31, 2022 and 2021 related to capitalized contract costs.

3. BUSINESS COMBINATIONS
Acquisition of HooYu Ltd
On March 23, 2022, the Company completed the acquisition (the “HooYu Acquisition”) of HooYu Ltd (“HooYu”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu, a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness. Pursuant to the Purchase Agreement, $1.6 million was withheld as a reduction to the Closing Consideration and was retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
The Company incurred $3.2 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in amortization and acquisition-related costs in the condensed consolidated statements of operations and other comprehensive income.
On March 23, 2022, using cash on hand, the Company transferred an aggregate of $127.5 million to the Sellers and its third-party legal and investment advisors, net of cash acquired of $0.5 million. In July 2022 the Company paid an additional $0.4 million to the Sellers in settling final working capital.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the HooYu Acquisition as of December 31, 2022 (amounts in thousands):

HooYu
Accounts receivable	$1,234
Property, plant, and equipment	504
Other current assets	630
Intangible assets	73,100
Goodwill	74,206
Other non-current assets
Current liabilities	(2,264)
Deferred revenue	(2,612)
Deferred income tax liabilities	(16,896)
Net assets acquired	$127,902
The goodwill recognized is due to expected synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that will arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to revenue growth rates, discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the HooYu Acquisition during the three months ended December 31, 2022 (amounts in thousands, except for years):

	Amortization Period	Amount assigned
Completed technologies	7 years	$61,400
Customer relationships	5 years	5,000
Trade name	5 years	6,100
Covenants not to compete	3 years	600
Total intangible assets acquired		$73,100
The following unaudited pro forma financial information should not be taken as representative of the Company’s future condensed consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the HooYu Acquisition occurred on October 1, 2021 (amounts in thousands):

	Three months ended December 31,
	2022	2021
Pro forma revenue	$35,241	$28,737
Pro forma net loss	$(367)	$(1,871)

4. RESTRUCTURING
In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring in June 2022, which included a reduction in workforce. The Company undertook an additional strategic restructuring in November 2022. Restructuring costs consist of employee severance obligations and other related costs and are expected to be paid within the next twelve months. The following table summarizes changes in the restructuring accrual during the three months ended December 31, 2022 (amounts in thousands):

Balance at September 30, 2022	$901
Additional costs incurred	1,776
Payments	(2,427)
Foreign currency effect on the restructuring accrual	45
Balance at December 31, 2022	$295

5. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2022 and September 30, 2022 (amounts in thousands):

December 31, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,010	$—	$(89)	$3,921
Foreign government and agency securities, short-term	2,854	—	(12)	2,842
Commercial paper, short-term	15,680	—	(251)	15,429
Corporate debt securities, short-term	22,849	—	(227)	22,622
U.S. Treasury, long-term	3,420	—	(196)	3,224
Corporate debt securities, long-term	2,586	—	(136)	2,450
Total	$51,399	$—	$(911)	$50,488

September 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,016	$—	$(134)	$5,882
Foreign government and agency securities, short-term	2,865	—	(38)	$2,827
Commercial paper, short-term	18,245	—	(223)	18,022
Corporate debt securities, short-term	32,065	—	(528)	31,537
U.S. Treasury, long-term	3,431	—	(210)	3,221
Corporate debt securities, long-term	7,692	—	(280)	7,412
Total	$70,314	$—	$(1,413)	$68,901
All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2022 and September 30, 2022, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at December 31, 2022 are as follows: $44.8 million within one year and $5.7 million beyond one year to five years. As of September 30, 2022, the contractual maturities of the available-for-sale securities were $58.3 million within one year and $10.6 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2022 and September 30, 2022, respectively (amounts in thousands):

December 31, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,921	$3,921	$—	$—
Commercial paper	15,429	—	15,429	—
Foreign government and agency securities	2,842	—	2,842	—
Corporate debt securities	22,622	—	22,622	—
Total short-term investments at fair value	44,814	3,921	40,893	—
Long-term investments:
U.S. Treasury	3,224	3,224	—	—
Corporate debt securities	2,450	—	2,450	—
Total long-term investments at fair value	5,674	3,224	2,450	—

Total assets at fair value	$50,488	$7,145	$43,343	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$6,250	$—	$—	$6,250
Total liabilities at fair value	$6,250	$—	$—	$6,250

September 30, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,882	$5,882	$—	$—
Commercial paper	18,022	—	18,022	—
Foreign government and agency securities	2,827	—	2,827	—
Corporate debt securities	31,537	—	31,537	—
Total short-term investments at fair value	58,268	5,882	52,386	—
Long-term investments:
U.S. Treasury	3,221	3,221	—	—
Corporate debt securities	7,412	—	7,412	—
Total long-term investments at fair value	10,633	3,221	7,412	—

Total assets at fair value	$68,901	$9,103	$59,798	$—
Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$5,920	$—	$—	$5,920
Total liabilities at fair value	$5,920	$—	$—	$5,920

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Includes Convertible senior notes and corporate debt securities. Corporate debt securities are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. On February 5, 2021, the Company issued the 2026 Notes as defined and further described in Note 9. Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge (as defined in Note 9) and Warrant Transactions (as defined in Note 9) which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes.
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
•Level 3: As of December 31, 2022, total acquisition-related contingent consideration of $6.3 million is recorded in acquisition-related contingent consideration, in the condensed consolidated balance sheets. The Company recorded the acquisition-date fair value based on the likelihood of contingent Earnout Payments, as part of the consideration transferred. The Earnout Payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company uses a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $22.1 million. The following table includes a rollforward of the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) during the three months ended December 31, 2022 (amounts in thousands):

Balance at September 30, 2022	$5,920
Expenses recorded due to changes in fair value	330
Balance at December 31, 2022	$6,250
The following tables summarize the quantitative information including the unobservable inputs related to our acquisition related accrued earnout as of December 31, 2022 and September 30, 2022, respectively (amounts in thousands):

	Fair Value at December 31, 2022	Valuation Technique	Unobservable Input	Input Used
Acquisition-related contingent consideration	$6,250	Monte Carlo simulation	Weighted-average cost of capital	14.30%
			Revenue weight-average cost of capital	4.40%
			Revenue volatility	0.20

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $128.2 million at December 31, 2022, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2022 (amounts in thousands):

Balance at September 30, 2022	$120,186
Foreign currency effect on goodwill	7,998
Balance at December 31, 2022	$128,184

Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of December 31, 2022 and September 30, 2022, respectively, are summarized as follows (amounts in thousands, except for years):

December 31, 2022:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$30,774	$64,987
Customer relationships	4.7	25,168	18,963	6,205
Trade names	5.0	7,088	2,088	5,000
Covenants not to compete	3.0	600	191	409
Total intangible assets		$128,617	$52,016	$76,601

September 30, 2022:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$32,265	$63,496
Customer relationships	4.7	25,168	18,241	6,927
Trade names	5.0	7,088	2,174	4,914
Covenants not to compete	3.0	600	181	419
Total intangible assets		$128,617	$52,861	$75,756
Amortization expense related to acquired intangible assets was $4.5 million and $2.2 million for the three months ended December 31, 2022 and 2021, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and other comprehensive income.
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2023 - remaining	12,314
2024	14,588
2025	13,335
2026	12,124
2027	11,020
Thereafter	13,220
Total	$76,601

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and shares issued under the Company’s employee stock purchase plan (the “ESPP”), which was allocated as follows (amounts in thousands):

	Three Months Ended December 31,
	2022	2021
Cost of revenue	$126	$97
Selling and marketing	491	944
Research and development	554	937
General and administrative	1,271	1,154
Stock-based compensation expense included in expenses	$2,442	$3,132

No options were granted in either of the three months ended December 31, 2022 or 2021. As of December 31, 2022, the Company had $32.3 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is currently 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2022, (i) 1,747,352 RSUs and 980,824 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan and (ii) 1,107,762 shares of Common Stock were reserved for future grants under the 2020 Plan.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2022, (i) 608,229 shares have been issued to participants pursuant to the ESPP and (ii) 391,771 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2022 and 2021.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants by 500,000 from 1,000,000 shares of Common Stock to 1,500,000 shares of Common Stock. The Director Plan expired on December 31, 2022. As of December 31, 2022, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2022:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2022	781,092	$7.46	3.7	$1,512
Granted	—	$—
Exercised	(82,552)	$8.02
Canceled	(30,871)	$9.49
Outstanding at December 31, 2022	667,669	$7.29	4.9	1,628
Vested and Expected to Vest at December 31, 2022	667,669	$7.29	4.9	1,628
Exercisable at December 31, 2022	642,488	$7.20	4.8	1,625
The Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to outstanding stock options during the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had $0.1 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 0.8 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the three months ended December 31, 2022 and 2021 was $0.2 million and $0.1 million, respectively. There were no options granted during each of the three months ended December 31, 2022 and 2021.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	2,441,677	$12.29
Granted	727,440	10.25
Settled	(485,762)	11.06
Canceled	(259,204)	11.82
Outstanding at December 31, 2022	2,424,151	11.88
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.6 million and $2.3 million in stock-based compensation expense related to outstanding RSUs in the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had $23.7 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2022:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	919,456	$13.43
Granted	325,837	10.23
Settled	—	—
Canceled	(72,172)	13.63
Outstanding at December 31, 2022	1,173,121	12.53
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.7 million and $0.5 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, the Company had $8.5 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved and in November 2021, the time vesting condition was met and the Performance Options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options in the three months ended December 31, 2022, and recognized $0.1 million in three months ended December 31, 2021.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The Company made purchases of $10.1 million, or approximately 598,636 shares, during the three months ended December 31, 2021 at an average price of $16.95 per share. The share repurchase program expired on June 30, 2022 and as such no purchases were made after such date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.

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
For the three months ended December 31, 2022, the Company recorded an income tax provision of $1.8 million, which yielded an effective tax rate of 28%. For the three months ended December 31, 2021, the Company recorded an income tax benefit of $0.2 million, which yielded an effective tax rate of negative 6%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal and state research and development credits on the tax provision.

9. CONVERTIBLE SENIOR NOTES
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”)are as follows (amounts in thousands):

2026 Notes:	December 31, 2022	September 30, 2022
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(25,436)	(27,280)
Carrying amount	$129,814	$127,970
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ending September 30, 2022 (“Form 10-K”) and this Form 10-Q for the quarter ending December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company filed its Form 10-K with the SEC on July 31, 2023. As of September 6, 2023, the Company is not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-Qs for the quarters ending March 31, 2023 and June 30, 2023 with the SEC.
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
The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used approximately $9.3 million of the net proceeds from the offering to pay the cost of the Notes Hedge, after such cost is partially offset by the proceeds from the Warrant Transactions described below. The Initial Purchasers exercised their option to purchase Additional Notes in full and the Company used a portion of the net proceeds from the sale of such Additional Notes to enter into additional Notes Hedges, after such cost is partially offset by the proceeds from the additional Warrant Transactions, with the Option Counterparties (as defined below). The Company intends to use the remainder of the net proceeds from the offering for general corporate purposes, which may include working capital, capital expenditures, and potential acquisitions and strategic transactions.
As of December 31, 2022, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
In accounting for the issuance of the 2026 Notes, the conversion option of the 2026 Notes was deemed an embedded derivative requiring bifurcation from the 2026 Notes (“host contract”) and separate accounting as an embedded derivative liability, as a result of the Company not having the necessary number of authorized but unissued shares of its Common Stock available to settle the conversion option of the 2026 Notes in shares. The proceeds from the 2026 Notes were first allocated to the embedded derivative liability and the remaining proceeds were then allocated to the host contract. On February 5, 2021, the fair value of the embedded derivative liability representing the conversion option was $33.2 million and the remaining $116.5 million was allocated to the host contract. The difference between the principal amount of the 2026 Notes and the fair value of the host contract (the “debt discount”) is amortized to interest expense using the effective interest method over the term of the 2026 Notes.
In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the embedded conversion derivative to additional paid-in capital.
As of December 31, 2022, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
Debt issuance costs for the 2026 Notes were approximately $5.5 million, consisting of initial purchasers’ discount and other issuance costs. In accounting for the transaction costs, the Company allocated the total amount incurred to the 2026 Notes. Transaction costs were recorded as debt issuance cost (presented as contra debt in the condensed consolidated balance sheet) and are being amortized using the effective interest method to interest expense over the term of the 2026 Notes.

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended December 31,
	2022	2021
Contractual interest expense	$293	$293
Amortization of debt discount and issuance costs	1,844	1,715
Total interest expense recognized	$2,137	$2,008

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $25.4 million as of December 31, 2022, and will be amortized over approximately 3.1 years.

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
The Company was initially required to settle the Notes Hedge in cash, as they did not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and were accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in convertible senior notes hedge at $33.2 million in our condensed consolidated balance sheets. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the Notes Hedge to additional paid-in capital.
As of December 31, 2022, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2022, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2022, the Warrant Transactions had not been exercised and remained outstanding.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of December 31, 2022), plus the interest accrued and the legal fees.
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
According to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim. As a consequence, the escrow (€0.9 million) was released pursuant to the provisional enforcement of the judgment, and Mr. Xavier Codó Grasa deposited the remaining €0.2 million. Global Equity & Corporate Consulting, S.L. also requested that ICAR and Mr. Xavier Codó Grasa bear the costs of the provisional enforcement. This amounted to €16,475 for the accrued interests and €10,995 as legal costs. ICAR and Mr. Xavier Codó Grasa have complied with this request, having such amounts charged to the damages deposited with the Court.
Third Party Claims Against the Company’s Customers
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
Wells Fargo filed petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (“PTAB”) challenging the validity of the four patents in the First Wells Lawsuit. Three of those four petitions were instituted, while one (relating to U.S. Patent No. 9,818,090 (“the ‘090 Patent”)) was denied institution. On November 24, 2020, and January 26, 2021, the PTAB issued final written decisions determining that Wells Fargo had not demonstrated by a preponderance of the evidence that any claims of the U.S. Patent Nos. 8,977,571 (“the ‘571 Patent”), 8,699,779 (“the ‘779 Patent”), or 9,336,517 (“the ‘517 Patent”) were unpatentable.
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
In September 2020, the Company filed an additional two petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ‘681 Patent and the '605 Patent—two of the patents at issue in the Second Wells Lawsuit. In March 2021, the PTAB decided not to institute the two petitions.
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing a requests for POP review. The requests for POP review were denied in March 2023; the requests for rehearing are still pending.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the PNC Lawsuits. While the Company’s IPR petitions were mentioned in the complaint, the Company was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent the Company an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC Bank and the PNC Lawsuits, the Company does not believe it is obligated to indemnify BBVA. On June 6, 2022, the Court granted the parties’ request to administratively close the case and stay all deadlines in view of the pending appeal in the PNC Lawsuits.
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina. The motion was denied on April 8, 2023. On December 30, 2022, Truist filed a motion for leave to file counterclaims against USAA alleging patent infringement of U.S. Patent Nos. 7,336,813; 7,519,214; 8,136,721; and 9,760,797, which was granted on April 8, 2023. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the lawsuit. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 patent. Final written decisions are expected in mid-2024.
The Company incurred legal fees of $0.3 million in the three months ended December 31, 2022 related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and other comprehensive income (loss).
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
On August 2, 2023, the Company filed a separate lawsuit against Richard Steggall, UFT (North America), LLC fka Urban FT LLC, Urban FT Group, Inc; Urban FT Client Solutions, LLC; UFT Professional Services, LLC; and X-35 Financial Technologies, in the San Diego Superior Court, (case No. 37-2023-00033005-CU-FR-CTL) (“Fraud Conveyance Action”). The Fraud Conveyance Action alleges that the Mr. Steggall orchestrated a scheme to strip UFT (North America), LLC of any assets and effectively transfer the Urban FT business to other entities he owns and controls, all to avoid the Company’s collection efforts. The Fraud Conveyance Action also alleges that Mr. Steggall funnels Urban FT’s revenues through a web of other entities he owns and controls, all to ensure that creditors, including the Company, cannot collect their debts.
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Maplebear Inc., d/b/a Instacart (“Instacart”), in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL). Mitek is alleging breach of contract, breach of the implied covenant, and requesting over $2.0 million in damages.
On August 3, 2018 Instacart entered into a Master Services Agreement (the “Master Services Agreement”) with Mitek agreeing to purchase a subscription to Mitek’s Mobile Verify Advanced service. On June 19, 2020, the parties entered into a second Order Form in connection with the Master Services Agreement. The Order Form has a term of June 18, 2020 to December 31, 2023 and calls for an annual commitment of $1.2 million. On September 23, 2021, Instacart sent a letter to Mitek purporting to outline breaches under the Master Services Agreement. Mitek responded on November 11, 2021, refuting Instacart’s claims and offering to engage in further discussions. Instacart thereafter sent a Notice of Termination of the Master Services Agreement dated November 24, 2021.
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
On November 28, 2022, Instacart filed a cross-complaint against Mitek alleging: (1) Fraudulent Inducement; (2) Intentional Misrepresentation; (3) False Advertising; (4) Fraudulent Business Practices; (5) Unlawful Business Practices; (6) Unfair Business Practices; (7) Breach of Contract; and (8) Breach of the Implied Covenant of Good Faith and Fair Dealing. On January 27, 2023, Mitek filed a demurrer to the Cross-Complaint (the functional equivalent of a motion to dismiss). The demurrer is pending before the Court.
Both Parties have filed motions to compel further responses to written discovery requests. The motions will be heard on December 1, 2023. Additionally, the Parties are engaged in discussions to try to resolve the case.
Biometric Information Privacy Act Claims
On December 16, 2021, the Company was sued in a putative class action in the Circuit Court of Cook County, Illinois alleging that the Company had violated the Illinois Biometric Information Privacy Act (“BIPA”) with respect to identity verification services that the Company provided to its customer HyreCar, Inc. (“HyreCar”) for HyreCar’s customers in Illinois (the “BIPA Lawsuit”). Plaintiff claimed that the Company had not obtained the required consent to collect and use Plaintiff’s biometric information, and that Plaintiff and a class of similarly situated individuals therefore are entitled to statutory damages under BIPA.
The Company removed the BIPA Lawsuit to the U.S. District Court for the Northern District of Illinois, and on March 4, 2022 the Company filed a Motion to Compel Arbitration based on HyreCar’s terms and conditions requiring HyreCar customers to arbitrate on an individual (non-class) basis (the “Arbitration Motion”). On May 4, 2022 the trial court denied the Arbitration Motion. On December 21, 2022, the trial court’s ruling was upheld on appeal, and the case subsequently was remanded back to the trial court.

On March 10, 2023, Plaintiff filed an Amended Complaint adding a second named plaintiff, who is also a HyreCar end-user, but otherwise not materially changing the allegations. On March 27, 2023, the Company filed a Motion to Dismiss or, in the Alternative, to Strike Class Allegations.
On May 11, 2023, and after the Company’s Motion to Dismiss or, in the Alternative, to Strike Class Allegations had been fully briefed, Plaintiffs filed a Motion for Leave to File a Second Amended Complaint seeking to add two new named plaintiffs, who are end-users of Mitek customers Instacart and Roadie, and to remove one named plaintiff. The Company opposed the Motion for Leave. The Motion for Leave is fully briefed and pending before the trial court.
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

11. LEASES
Leases
The Company leases office and research and development facility leases under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of December 31, 2022, the weighted-average remaining lease term for the Company’s operating leases was 4.59 years and the weighted-average discount rate was 3.3%.
As of December 31, 2022, the Company had operating ROU assets of $5.0 million. As of December 31, 2022, total operating lease liabilities of $6.0 million were comprised of current lease liabilities of $2.1 million and non-current lease liabilities of $3.9 million. As of September 30, 2022, the Company had operating ROU assets of $5.2 million. As of September 30, 2022, total operating lease liabilities of $6.2 million were comprised of current lease liabilities of $2.1 million and non-current lease liabilities of $4.1 million.
The Company recognized $0.5 million and $0.6 million of operating lease costs for the three months ended December 31, 2022 and 2021, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and other comprehensive income.
The Company paid $0.6 million in operating cash flows for operating leases in the three months ended December 31, 2022.
Maturities of operating lease liabilities as of December 31, 2022 were as follows (amounts shown in thousands):

Operating leases
2023 - remaining	1,678
2024	1,718
2025	629
2026	620
2027	625
2028	419
Thereafter	583
Total lease payments	6,272
Less: amount representing interest	(281)
Present value of future lease payments	$5,991

12. REVENUE CONCENTRATION
For the three months ended December 31, 2022, the Company derived revenue of $19.4 million from two customers, with such customers accounting for 29.0% and 13.4% of the Company’s total revenue, respectively. For the three months ended December 31, 2021, the Company derived revenue of $8.0 million from two customers, with such customers accounting for 15% and 10% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $12.5 million and $2.8 million at December 31, 2022 and 2021, respectively.

International sales accounted for approximately 21% and 32% of the Company’s total revenue in the three months ended December 31, 2022 and 2021, respectively. From a geographic perspective, approximately 69% and 69% of the Company’s total long-term assets as of December 31, 2022 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 17% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2022 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries.

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on July 31, 2023 (“2022 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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

First Quarter Fiscal 2023 Highlights
•Revenue for the three months ended December 31, 2022 was $45.7 million, an increase of 41% compared to revenue of $32.5 million in the three months ended December 31, 2021.
•Net income was $4.7 million, or $0.10 per diluted share, during the three months ended December 31, 2022, compared to net income of $3.1 million, or $0.07 per share, during the three months ended December 31, 2021.
•Cash provided by operating activities was $5.3 million for the three months ended December 31, 2022, compared to $2.3 million for the three months ended December 31, 2021.
•We added new patents to our portfolio during the first quarter of fiscal 2023 bringing our total number of issued patents to 82 as of December 31, 2022. In addition, we have 18 domestic and international patent applications pending as of December 31, 2022.
Market Opportunities, Challenges & Risks
We believe that financial institutions, fintechs, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumer demands of trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and service. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud and cyber-attacks encompass financial losses, brand damage, and loss of loyal customers. We predict growth in our deposits business as a result of the increased consumer adoption of digital financial services provided to them by their banks and identity verification products based on current trends in payments, online lending, more stringent regulations, growing usage of sharing apps and online marketplaces, and the ever-increasing demand for digital services.
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
Results of Operations
Comparison of the Three Months Ended December 31, 2022 and 2021

The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2022 and 2021 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$26,376	$15,445	58%	48%	$10,931	71%
Services and other	19,327	17,028	42%	52%	2,299	14%
Total revenue	$45,703	$32,473	100%	100%	$13,230	41%
Cost of revenue	5,069	4,555	11%	14%	514	11%
Selling and marketing	9,515	8,438	21%	26%	1,077	13%
Research and development	7,670	6,407	17%	20%	1,263	20%
General and administrative	8,479	5,965	19%	18%	2,514	42%
Amortization and acquisition-related costs	4,821	2,279	11%	7%	2,542	112%
Restructuring costs	1,776	—	4%	—%	1,776	100%
Interest expense	2,137	2,008	5%	6%	129	6%
Other income, net	340	135	1%	—%	205	152%
Income tax benefit (provision)	(1,846)	168	(4)%	1%	(2,014)	(1199)%
Net income	$4,730	$3,124	10%	10%	$1,606	51%
Revenue
Total revenue increased $13.2 million, or 41%, to $45.7 million in the three months ended December 31, 2022 compared to $32.5 million in the three months ended December 31, 2021. Software and hardware revenue increased $10.9 million, or 71%, to $26.4 million in the three months ended December 31, 2022 compared to $15.4 million in the three months ended December 31, 2021. This increase is primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $11.9 million partially offset by a decline in revenue from our CheckReader™ and identity verification software and hardware products of $1.0 million. The increase in sales of our Mobile Deposit® software product is primarily the result of an existing customer having entered into a significant Mobile Deposit® multiyear contract and the license revenue associated with the full contract term was recognized in the three months ended December 31, 2022. Services and other revenue increased $2.3 million, or 14%, to $19.3 million in the three months ended December 31, 2022 compared to $17.0 million in the three months ended December 31, 2021. This increase is primarily due to increased SaaS revenue of $2.8 million as a result of the HooYu Acquisition and increased hosted mobile deposit transactional revenue of $0.3 million, partially offset by a decrease in Mobile Verify® transactional SaaS revenue of $0.6 million and a net decrease in revenue from our transactional identity verification and other services of $0.3 million in the three months ended December 31, 2022 compared to the same period in 2021.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.5 million, or 11%, to $5.1 million in the three months ended December 31, 2022 compared to $4.6 million in the three months ended December 31, 2021. As a percentage of revenue, cost of revenue decreased to 11% in the three months ended December 31, 2022 from 14% in the three months ended December 31, 2021. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition of $1.3 million, partially offset by a $0.8 million decrease in costs of our identity verification hardware products and decreased variable personnel, hosting and royalty costs as a result of lower identity verification hardware products and Mobile Verify® transactional SaaS revenue during the three months ended December 31, 2022 compared to the same period in 2021.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.1 million, or 13%, to $9.5 million in the three months ended December 31, 2022 compared to $8.4 million in the three months ended December 31, 2021. As a percentage of revenue, selling and marketing expenses decreased to 21% in the three months ended December 31, 2022 from 26% in the three months ended December 31, 2021. The increase in selling and marketing expense is primarily due to higher product promotion and other costs of $0.9 million and higher personnel-related costs resulting from our increased headcount of $0.2 million in the three months ended December 31, 2022 compared to the same period in 2021.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.3 million, or 20%, to $7.7 million in the three months ended December 31, 2022 compared to $6.4 million in the three months ended December 31, 2021. As a percentage of revenue, research and development expenses decreased t 17% in the three months ended December 31, 2022 from 20% in the three months ended December 31, 2021. The increase in research and development expenses is primarily due to higher third-party contractor and other expenses of $1.2 million in the three months ended December 31, 2022 compared to the same period in 2021.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $2.5 million, or 42%, to $8.5 million in the three months ended December 31, 2022 compared to $6.0 million in the three months ended December 31, 2021. As a percentage of revenue, general and administrative expenses increased to 19% in the three months ended December 31, 2022 from 18% in the three months ended December 31, 2021. The increase in general and administrative expenses is primarily due to higher third-party and professional fees of $1.1 million, temporary labor costs of $0.5 million, software and IT costs of $0.4 million, personnel-related costs resulting from our increased headcount of $0.3 million, and legal expenses of $0.2 million during the three months ended December 31, 2022 compared to the same period in 2021.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $2.5 million, or 112%, to $4.8 million in the three months ended December 31, 2022 compared to $2.3 million in the three months ended December 31, 2021. As a percentage of revenue, amortization and acquisition-related costs increased to 11% in the three months ended December 31, 2022 from 7% in the three months ended December 31, 2021. The increase in amortization and acquisition-related costs is primarily due to $2.6 million of expenses associated with the HooYu Acquisition during the three months ended December 31, 2022 compared to the same period in 2021.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.8 million in the three months ended December 31, 2022 and related to a restructuring that occurred in the first quarter of fiscal 2023. There were no restructuring costs in the three months ended December 31, 2021.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.1 million for the three months ended December 31, 2022 and consisted of $1.8 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred. Interest expense was $2.0 million for the three months ended December 31, 2021 and consisted of $1.7 million of amortization of debt discount and issuance costs and $0.3 million of coupon interest incurred.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income, net increased $0.2 million, or 152%, to $0.3 million net income in the three months ended December 31, 2022 compared to $0.1 million net income in the three months ended December 31, 2021. The increase was primarily due to higher interest income net of amortization of $0.7 million, partially offset by foreign currency exchange transactional losses of $0.5 million.
Income Tax Benefit (Provision)
For the three months ended December 31, 2022, we recorded an income tax provision of $1.8 million which yielded an effective tax rate of 28%. For the three months ended December 31, 2021, we recorded an income tax benefit of $0.2 million, which yielded an effective tax rate of 6%. The difference between the U.S. federal statutory tax rate and our effective tax rate for each of the three months ended December 31, 2022 and 2021 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal and state research and development credits on the tax provision.
Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On December 31, 2022, we had $107.6 million in cash and cash equivalents and investments compared to $101.0 million on September 30, 2022, an increase of $6.6 million, or 7%. In summary, our cash flows from continuing operations were as follows (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Cash provided by operating activities	$5,264	$2,251
Cash provided by investing activities	18,596	2,054
Cash (used) provided by financing activities	626	(10,137)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the three months ended December 31, 2022 was $5.3 million and resulted primarily from net income of $4.7 million and net non-cash charges of $6.0 million, partially offset by unfavorable changes in operating assets and liabilities of $5.5 million. Net cash provided by operating activities during the three months ended December 31, 2021 was $2.3 million and resulted primarily from net income of $3.1 million and net non-cash charges of $7.5 million, partially offset by unfavorable changes in operating assets and liabilities of $8.3 million. The increase in cash provided by operating activities of $3.0 million during the three months ended December 31, 2022 compared to three months ended December 31, 2021 was primarily due to an increase in amortization expense and other assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $18.6 million during the three months ended December 31, 2022, which consisted primarily of net sales and maturities of investments of $18.8 million, partially offset by capital expenditures of $0.2 million. Net cash provided by investing activities was $2.1 million during the three months ended December 31, 2021, which consisted primarily of net sales and maturities of investments of $2.3 million, partially offset by capital expenditures of $0.3 million. The increase in cash provided by investing activities of $16.5 million during the three months ended December 31, 2022 compared to three months ended December 31, 2021 was primarily due to net sales of investments of $16.4 million in three months ended December 31, 2022.
Cash Flows from Financing Activities
Net cash provided by financing activities was $0.6 million during the three months ended December 31, 2022, primarily due to $0.7 million of net proceeds from the issuance of equity plan Common Stock, partially offset by net payments on other borrowings of $36,000. Net cash used in financing activities was $10.1 million during the three months ended December 31, 2021, primarily due to $10.1 million in repurchases and retirements of our Common Stock. The increase in cash provided by financing activities of $10.8 million during the three months ended December 31, 2022 compared to three months ended December 31, 2021 was primarily due to the expiration of the share repurchase program in June 2022.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes. The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ending September 30, 2022 (“Form 10-K”) and this Form 10-Q for the quarter ending December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company filed its Form 10-K with the SEC on July 31, 2023. As of August 25, 2023, the Company is not in

compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-Qs for the quarters ending March 31, 2023 and June 30, 2023 with the SEC.
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
As of September 6, 2023, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The Company made purchases of $10.1 million, or approximately 598,636 shares, during the three months ended December 31, 2021 at an average price of $16.95 per share. The share repurchase program expired on June 30, 2022 and as such no purchases were made during the three months ended December 31, 2022. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
Other Liquidity Matters
On December 31, 2022, we had investments of $50.5 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At December 31, 2022, we had $44.8 million of our available-for-sale securities classified as current and $5.7 million of our available-for-sale securities classified as long-term. At September 30, 2022, we had $58.3 million of our available-for-sale securities classified as current and $10.6 million of our available-for-sale securities classified as long-term.
We had working capital of $98.3 million at December 31, 2022 compared to $88.6 million at September 30, 2022. We do not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report. Except as described below, there has been no material change in this information as of December 31, 2022.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2022, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $50.5 million, representing 13% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the condensed consolidated statements of operations and other comprehensive income.
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended December 31, 2022 or 2021. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as December 31, 2022 due to the material weaknesses discussed below.
Notwithstanding the identified material weaknesses, management believes the condensed consolidated financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of and for the periods presented, in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our 2022 Annual Report, the Company identified material weaknesses related to the following:
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
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ending December 31, 2022. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
Aside from the matters as set forth above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 10 of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2022 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in our 2022 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2022, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
Our 2023 annual meeting of stockholders (the “2023 Annual Meeting”) is being held on September 20, 2023, which is later during the calendar year than prior years as a result of the additional time required to prepare and file our Annual Report on Form 10-K for the year ended September 30, 2022. We plan to return to our regular annual meeting schedule in 2024, including with respect to deadlines for stockholder proposals and director nominations, and our 2024 annual meeting of stockholders (the “2024 Annual Meeting”) will be held on Wednesday, March 6, 2024 at 9:00 a.m.
Stockholders may submit proposals regarding matters appropriate for stockholder action for consideration at our next annual meeting of stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. As our 2024 Annual Meeting will convene more than 30 days from the anniversary of our 2023 Annual Meeting, to be considered for inclusion in the proxy materials for our 2024 Annual Meeting, a stockholder proposal, including a proposal for the nomination of directors, must be submitted in writing to our Corporate Secretary at Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101, Attn: Corporate Secretary, by October 9, 2023. A stockholder proposal will need to comply with the SEC regulations under Rule 14a-8 of Exchange Act, regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Although the Board will consider stockholder proposals, we reserve the right to omit from our proxy statement, or to vote against, stockholder proposals that we are not required to include under the Exchange Act, including Rule 14a-8.
Stockholders are advised to review our second amended and restated bylaws (the “Bylaws”), which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.
Pursuant to the terms of our Bylaws, stockholders wishing to submit proposals or director nominations, including those that are not to be included in our 2024 proxy statement and proxy, must provide timely notice in writing to our Secretary. Pursuant to the terms of our Bylaws, s our 2024 Annual Meeting will be convened more than 30 days before the anniversary of the date of our 2023 Annual Meeting, to be timely, a stockholder proposal must be submitted in writing to our Corporate Secretary at Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101, Attn: Corporate Secretary, not earlier than November 7, 2023 and not later than the close of business December 7, 2023.
In addition to satisfying the requirements under our Bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than those nominated by us must provide timely notice in the manner prescribed by, and that sets forth the information required by, Rule 14a-19 under the Exchange Act.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(3)	Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(4)	Incorporated by reference to Exhibit 3.1 the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 6, 2023	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fuad Ahmad
Fuad Ahmad
Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)