Form 10-Q
period 2023-03-31
MITEK SYSTEMS INC
filed 2023-09-29
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2023
INDEX

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at March 31, 2023 (Unaudited) and September 30, 2022	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended March 31, 2023 and 2022	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Three and Six Months Ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended March 31, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39
Item 4.	Controls and Procedures	40
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	42
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	42
Item 5.	Other Information	42
Item 6.	Exhibits	45
	Signatures	46

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2023 (Unaudited)	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$83,047	$32,059
Short-term investments	26,711	58,268
Accounts receivable, net	35,962	27,874
Contract assets, current portion	8,845	6,273
Prepaid expenses	2,789	2,000
Other current assets	2,849	2,622
Total current assets	160,203	129,096
Long-term investments	4,767	10,633
Property and equipment, net	3,152	3,493
Right-of-use assets	4,625	5,155
Intangible assets, net	73,450	75,756
Goodwill	130,148	120,186
Deferred income tax assets	17,137	10,245
Contract assets, non-current portion	6,839	4,218
Other non-current assets	1,645	1,628
Total assets	$401,966	$360,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,453	$4,974
Accrued payroll and related taxes	7,892	10,393
Accrued liabilities	1,493	1,155
Accrued interest payable(1)	219	202
Income tax payables(1)	8,866	194
Deferred revenue, current portion	11,969	13,394
Lease liabilities, current portion	2,023	2,110
Acquisition-related contingent consideration	6,070	5,920
Restructuring accrual	—	901
Other current liabilities(1)	1,326	1,254
Total current liabilities	45,311	40,497
Convertible senior notes	131,670	127,970
Deferred revenue, non-current portion	1,211	1,775
Lease liabilities, non-current portion	3,487	4,106
Deferred income tax liabilities, non current portion	15,670	14,132
Other non-current liabilities	1,587	1,613
Total liabilities	198,936	190,093

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 45,409,185 and 44,680,429 issued and outstanding, as of March 31, 2023 and September 30, 2022, respectively	45	44
Additional paid-in capital	222,933	216,493
Accumulated other comprehensive loss	(11,846)	(28,219)
Accumulated deficit	(8,102)	(18,001)
Total stockholders’ equity	203,030	170,317
Total liabilities and stockholders’ equity	$401,966	$360,410
 (1) September 30, 2022 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022 As Restated	2023	2022 As Restated
Revenue
Software and hardware	$25,260	$18,150	$51,636	$33,595
Services and other	20,863	15,360	40,190	32,387
Total revenue	46,123	33,510	91,826	65,982
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	219	310	388	688
Cost of revenue—services and other (exclusive of depreciation & amortization)	5,679	4,141	10,579	8,318
Selling and marketing	9,623	9,206	19,138	17,644
Research and development	7,373	7,095	15,043	13,502
General and administrative	10,059	6,073	18,538	12,037
Amortization and acquisition-related costs	4,274	4,005	9,095	6,284
Restructuring costs	210	—	1,986	—
Total operating costs and expenses	37,437	30,830	74,767	58,473
Operating income	8,686	2,680	17,059	7,509
Interest expense	2,163	2,040	4,300	4,048
Other income (expense), net	454	(225)	794	(90)
Income before income taxes	6,977	415	13,553	3,371
Income tax benefit (provision)	(1,808)	20	(3,654)	188
Net income	$5,169	$435	$9,899	$3,559
Net income per share—basic	$0.11	$0.01	$0.22	$0.08
Net income per share—diluted	$0.11	$0.01	$0.22	$0.08
Shares used in calculating net income per share - basic	45,377	44,775	45,317	44,795
Shares used in calculating net income per share - diluted	45,780	46,097	45,932	46,206
Other comprehensive income (loss)
Net income	$5,169	$435	$9,899	$3,559
Foreign currency translation adjustment	3,022	(1,862)	15,725	(3,129)
Unrealized gain (loss) on investments	296	(828)	648	(1,098)
Other comprehensive income (loss)	$8,487	$(2,255)	$26,272	$(668)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	45,249	$45	$219,596	$(13,271)	$(15,164)	$191,206
Exercise of stock options	3	—	14	—	—	14
Settlement of restricted stock units	86	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	619	—	—	619
Stock-based compensation expense	—	—	2,704	—	—	2,704
Components of other comprehensive income:
Net income	—	—	—	5,169	—	5,169
Currency translation adjustment	—	—	—	—	3,022	3,022
Change in unrealized gain (loss) on investments	—	—	—	—	296	296
Total other comprehensive income						8,487
Balance, March 31, 2023	45,409	$45	$222,933	$(8,102)	$(11,846)	$203,030

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2021	44,297	$44	$203,091	$(13,226)	$(2,480)	$187,429
Exercise of stock options	16	—	179	—	—	179
Settlement of restricted stock units	248	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	923
Stock-based compensation expense	—	—	3,298	—	—	3,298
Repurchases and retirement of common stock	(288)	—	—	(4,682)	—	(4,682)
Components of other comprehensive loss:
Net income	—	—	—	435	—	435
Currency translation adjustment	—	—	—	—	(1,862)	(1,862)
Change in unrealized gain (loss) on investments	—	—	—	—	(828)	(828)
Total other comprehensive income						(2,255)
Balance, March 31, 2022	44,344	$44	$207,491	$(17,473)	$(5,170)	$184,892

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(18,001)	$(28,219)	$170,317
Exercise of stock options	86	—	676	—	—	676
Settlement of restricted stock units	572	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	619	—	—	619
Stock-based compensation expense	—	—	5,146	—	—	5,146
Repurchases and retirements of common stock	—	—	—	—	—	—
Components of other comprehensive income:
Net income	—	—	—	9,899	—	9,899
Currency translation adjustment	—	—	—	—	15,725	15,725
Change in unrealized gain (loss) on investments	—	—	—	—	648	648
Total other comprehensive income						26,272
Balance, March 31, 2023	45,409	$45	$222,933	$(8,102)	$(11,846)	$203,030

	Six Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	25	—	206	—	—	—	—	206
Settlement of restricted stock units	973	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	—	—	923
Stock-based compensation expense	—	—	6,429	—	—	—	—	6,429
Repurchases and retirements of common stock	(894)	(1)	(1)	8	140	(14,966)	—	(14,828)
Components of other comprehensive loss:
Net income	—	—	—	0	0	3,559	—	3,559
Currency translation adjustment	—	—	—	—	—	—	(3,129)	(3,129)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(1,098)	(1,098)
Total other comprehensive loss								(668)
Balance, March 31, 2022	44,344	$44	$207,491	—	$—	$(17,473)	$(5,170)	$184,892

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2023	2022 As Restated
Operating activities:
Net income	$9,899	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,146	6,429
Amortization of intangible assets	9,007	4,525
Depreciation and amortization	767	555
Amortization of investment premiums & other	(26)	1,109
Accretion and amortization on debt securities	3,700	3,453
Net changes in estimated fair value of acquisition-related contingent consideration	150	(1,370)
Deferred taxes	(6,827)	(763)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(7,379)	(6,095)
Contract assets	(4,969)	345
Other assets	(753)	450
Accounts payable	367	3,769
Accrued payroll and related taxes	(2,724)	(4,693)
Income taxes payable(1)	8,672	155
Deferred revenue	(2,429)	(2,215)
Restructuring accrual	(956)	—
Other liabilities(1)	(84)	473
Net cash provided by operating activities	11,561	9,686
Investing activities:
Purchases of investments	—	(47,818)
Sales and maturities of investments	38,100	173,316
Acquisitions, net of cash acquired	—	(126,607)
Purchases of property and equipment, net	(372)	(634)
Net cash provided by (used in) investing activities	37,728	(1,743)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,295	1,128
Repurchases and retirements of common stock	—	(14,828)
Principal payments on other borrowings	(36)	(36)
Net cash provided by (used in) financing activities	1,259	(13,736)
Foreign currency effect on cash and cash equivalents	440	(535)
Net increase (decrease) in cash and cash equivalents	50,988	(6,328)
Cash and cash equivalents at beginning of period	32,059	30,312
Cash and cash equivalents at end of period	$83,047	$23,984
Supplemental disclosures of cash flow information:
Cash paid for interest	$602	$582
Cash paid for income taxes	$2,057	$597
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$—	$42,821
Unrealized holding gain (loss) on available for sale investments	$648	$(1,098)
  (1) March 31, 2022 condensed consolidated statement of cash flows reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements... ..

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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company as of March 31, 2023 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2023.
In connection with the preparation of the Company’s financial statements for the fiscal year ended September 30, 2022, the Company noted that certain revenue contracts and other items were improperly accounted for during three and six months ended March 31, 2022 and the three and nine months ended June 30, 2022. Specifically, the Company (a) did not appropriately (i) recognize revenue on its multiyear term licenses; (ii) recognize revenue related to guaranteed minimums and overages for software as a service (“SaaS”) product sales; (iii) cut off revenue related to term license sales; (iv) capitalize certain commissions paid to the HooYu Ltd (“HooYu”) sales team subsequent to the acquisition of HooYu in March 2022; (v) recognize a lease liability and right-of-use asset related to the office lease assumed in the HooYu acquisition; and (vi) recognize certain liabilities upon the acquisition of HooYu that were not valid liabilities; and (b) misclassified certain employee costs related to cloud operations as research and development expense instead of cost of revenue. Refer to Note 13. Restatement of Previously Reported Unaudited Interim Consolidated Financial Statements for further details.
Results for the six months ended March 31, 2023 are not necessarily indicative of results for any other interim period or for a full fiscal year.
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
Reclassifications
A reclassification has been made to the prior periods’ condensed consolidated financial statements in order to conform to the current period presentation. Accrued interest payable and income tax payables were included in the other current liabilities line in the condensed consolidated balance sheet as of September 30, 2022, however, they have been presented separately in the condensed consolidated balance sheet as of March 31, 2023 so that the total of the other current liabilities line is less than five percent of total current liabilities.
Net Income Per Share
For the three and six months ended March 31, 2023 and 2022, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock options	453	467	457	452
RSUs	1,077	914	1,015	1,241
ESPP common stock equivalents	213	34	95	15
Performance options	794	532	766	509
Performance RSUs	483	238	483	224
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	17,916	17,081	17,712	17,337
The calculation of basic and diluted net income per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022 As Restated	2023	2022 As Restated
Net income	$5,169	$435	$9,899	$3,559
Weighted-average shares outstanding—basic	45,377	44,775	45,317	44,795
Common stock equivalents	403	1,322	615	1,411
Weighted-average shares outstanding—diluted	45,780	46,097	45,932	46,206
Net income per share:
Basic	$0.11	$0.01	$0.22	$0.08
Diluted	$0.11	$0.01	$0.22	$0.08
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2023, $1.3 million was outstanding under these agreements and $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2022, $1.3 million was outstanding under these agreements and approximately $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the quarter ended March 31, 2023.
Change in Significant Accounting Policy

The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on July 31, 2023. There have been no changes to these accounting policies through March 31, 2023.
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
No other new accounting pronouncement issued or effective during the three months ended March 31, 2023 had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022 As Restated	2023	2022 As Restated
Major product category
Deposits software and hardware	$22,226	$15,990	$46,679	$29,619
Deposits services and other	6,534	5,238	12,362	10,660
Deposits revenue	28,760	21,228	59,041	40,279
Identity verification software and hardware	3,034	2,160	4,957	3,976
Identity verification services and other	14,329	10,122	27,828	21,727
Identity verification revenue	17,363	12,282	32,785	25,703
Total revenue	$46,123	$33,510	$91,826	$65,982
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2023	September 30, 2022
Contract assets, current	$8,845	$6,273
Contract assets, non-current	6,839	4,218
Contract liabilities (deferred revenue), current	11,969	13,394
Contract liabilities (deferred revenue), non-current	1,211	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $3.3 million and $2.7 million of revenue during the three months ended March 31, 2023 and 2022, respectively, and $9.9 million during each of the six months ended March 31, 2023 and 2022, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within contract assets on the condensed consolidated balance sheets and were $4.2 million and $1.9 million as of March 31, 2023 and September 30, 2022, respectively.
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.4 million as of March 31, 2023 and September 30, 2022. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and other comprehensive income (loss) and totaled $0.4 million and $0.3 million during the three months ended March 31, 2023 and 2022, respectively, and $0.7 million during each of the six months ended March 31, 2023 and 2022, respectively. There were no impairment losses recognized during both the six months ended March 31, 2023 and 2022 related to capitalized contract costs.

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
The Company incurred $3.2 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, foreign currency and realized losses on investments, and travel expense, which are included in amortization and acquisition-related costs in the condensed consolidated statements of operations and other comprehensive income (loss).
On March 23, 2022, using cash on hand, the Company transferred an aggregate of $127.5 million to the Sellers and its third-party legal and investment advisors, net of cash acquired of $0.5 million. In July 2022 the Company paid an additional $0.4 million to the Sellers in settling final working capital.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the HooYu Acquisition as of March 31, 2023 (amounts in thousands):

HooYu
Accounts receivable	$1,234
Property, plant, and equipment	504
Other current assets	630
Intangible assets	73,100
Goodwill	74,206
Current liabilities	(2,264)
Deferred revenue	(2,612)
Deferred income tax liabilities	(16,896)
Net assets acquired	$127,902
The goodwill recognized is due to expected market participant synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that were estimated to arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the HooYu Acquisition as of March 31, 2023 (amounts in thousands, except for years):

	Amortization Period	Amount assigned
Completed technologies	7 years	$61,400
Customer relationships	5 years	5,000
Trade name	5 years	6,100
Covenants not to compete	3 years	600
Total intangible assets acquired		$73,100
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the HooYu Acquisition occurred on October 1, 2021 (amounts shown in thousands):

	Three months ended March 31, 2022 As Restated	Six months ended March 31, 2022 As Restated
Pro forma revenue	$36,479	$71,719
Pro forma net income (loss)	$(5,789)	$(6,096)

The following table summarizes the results of HooYu that are included in the Company’s consolidated results (amounts shown in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Revenue	$3,199	$305	$6,024	$305
Net income (loss)	$(3,737)	$(251)	$(7,771)	$(251)

4. RESTRUCTURING
In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring in June 2022, which included a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs. The following table summarizes changes in the restructuring accrual during the six months ended March 31, 2023 (amounts in thousands):

Balance at September 30, 2022	$901
Additional costs incurred	1,986
Payments	(2,942)
Foreign currency effect on the restructuring accrual	55
Balance at March 31, 2023	$—

5. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2023 and September 30, 2022 (amounts in thousands):

March 31, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$4,004	$—	$(48)	$3,956
Commercial paper, short-term	6,185	—	(101)	6,084
Corporate debt securities, short-term	16,812	—	(141)	16,671
U.S. Treasury, long-term	3,409	—	(158)	3,251
Corporate debt securities, long-term	1,593	—	(77)	1,516
Total	$32,003	$—	$(525)	$31,478

September 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,016	$—	$(134)	$5,882
Foreign government and agency securities, short-term	2,865	—	(38)	$2,827
Commercial paper, short-term	18,245	—	(223)	18,022
Corporate debt securities, short-term	32,065	—	(528)	31,537
U.S. Treasury, long-term	3,431	—	(210)	3,221
Corporate debt securities, long-term	7,692	—	(280)	7,412
Total	$70,314	$—	$(1,413)	$68,901
All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2023 and September 30, 2022, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at March 31, 2023 are as follows: $26.7 million within one year and $4.8 million beyond one year to five years. As of September 30, 2022, the contractual maturities of the available-for-sale securities were $58.3 million within one year and $10.6 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2023 and September 30, 2022, respectively (amounts in thousands):

March 31, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,956	$3,956	$—	$—
Commercial paper	6,084	—	6,084	—
Corporate debt securities	16,671	—	16,671	—
Total short-term investments at fair value	26,711	3,956	22,755	—
Long-term investments:
U.S. Treasury	3,251	3,251	—	—
Corporate debt securities	1,516	—	1,516	—
Total long-term investments at fair value	4,767	3,251	1,516	—

Total assets at fair value	$31,478	$7,207	$24,271	$—
Liabilities:
Acquisition-related contingent consideration	$6,070	$—	$—	$6,070
Total liabilities at fair value	$6,070	$—	$—	$6,070

September 30, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,882	$5,882	$—	$—
Commercial paper	18,022	—	18,022	—
Foreign government and agency securities	2,827	—	2,827	—
Corporate debt securities	31,537	—	31,537	—
Total short-term investments at fair value	58,268	5,882	52,386	—
Long-term investments:
U.S. Treasury	3,221	3,221	—	—
Corporate debt securities	7,412	—	7,412	—
Total long-term investments at fair value	10,633	3,221	7,412	—

Total assets at fair value	$68,901	$9,103	$59,798	$—
Liabilities:
Acquisition-related contingent consideration	$5,920	$—	$—	$5,920
Total liabilities at fair value	$5,920	$—	$—	$5,920

•Level 1: Includes investments in U.S. Government and agency securities, which are valued based on recently executed transactions in the same or similar securities.
•Level 2: Convertible Senior Notes and corporate debt securities. Corporate debt securities are valued using quoted prices for similar assets or liabilities, quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. On February 5, 2021, the Company issued the 2026 Notes as further described in Note 9. Concurrently with the issuance of the 2026 Notes, the Company entered into the Notes Hedge and Warrant Transactions which in combination are intended to reduce the potential dilution from the conversion of the 2026 Notes (see Note 9).
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
•Level 3: As of March 31, 2023, total acquisition-related contingent consideration of $6.1 million is recorded in acquisition-related contingent consideration, in the condensed consolidated balance sheets. The Company recorded the acquisition date fair value based on the likelihood of contingent Earnout Payments, as part of the consideration transferred. The Earnout Payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company uses a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. Changes in assumptions described above could have an impact on the payout of contingent consideration with a maximum payout being $22.1 million. The following table includes a roll-forward of the contingent consideration liability measured at fair value using significant unobservable inputs (Level 3) during the six months ended March 31, 2023 (amounts in thousands):

Balance at September 30, 2022	$5,920
Expenses recorded due to changes in fair value	150
Balance at March 31, 2023	$6,070
The following tables summarize the quantitative information including the unobservable inputs related to our acquisition-related contingent consideration as follows (amounts in thousands):

Fair Value at March 31, 2023	Valuation Technique	Unobservable Input	Input Used
$6,070	Monte Carlo simulation	Weighted-average cost of capital	14.50%
		Revenue weight-average cost of capital	6.30%
		Revenue volatility	0.26

Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Input Used
$5,920	Monte Carlo simulation	Weighted-average cost of capital	14.80%
		Revenue weight-average cost of capital	4.40%
		Revenue volatility	0.20

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $130.1 million at March 31, 2023, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2023 (amounts shown in thousands):

Balance at September 30, 2022	$120,186
Foreign currency effect on goodwill	9,962
Balance at March 31, 2023	$130,148
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of March 31, 2023 and September 30, 2022, respectively, are summarized as follows (amounts in thousands, except for years):

March 31, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$32,601	$63,160
Customer relationships	4.7	25,168	20,038	5,130
Trade names	5.0	7,088	2,299	4,789
Covenants not to compete	3.0	600	229	371
Total intangible assets		$128,617	$55,167	$73,450

September 30, 2022:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$32,265	$63,496
Customer relationships	4.7	25,168	18,241	6,927
Trade names	5.0	7,088	2,174	4,914
Covenants not to compete	3.0	600	181	419
Total intangible assets		$128,617	$52,861	$75,756
Amortization expense related to acquired intangible assets was $4.5 million and $2.4 million for the three months ended March 31, 2023 and 2022, respectively, and $9.0 million and $4.5 million during the six months ended March 31, 2023 and, 2022, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2023 - remaining	7,995
2024	14,838
2025	13,574
2026	12,345
2027	11,217
Thereafter	13,481
Total	$73,450

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Cost of revenue	$66	$70	$192	$167
Selling and marketing	1,047	1,134	1,538	2,078
Research and development	899	868	1,453	1,804
General and administrative	692	1,226	1,963	2,380
Stock-based compensation expense included in expenses	$2,704	$3,298	$5,146	$6,429
No options were granted in either of the six months ended March 31, 2023 or 2022. As of March 31, 2023, the Company had $28.0 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2023, (i) 1,767,884 RSUs and 813,232 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 1,175,939 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 447,740 shares of Common Stock and 115,140 RSUs were outstanding under the Prior Plans.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2023, (i) 679,364 shares have been issued to participants pursuant to the ESPP and (ii) 320,636 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $49,000 and $0.1 million in stock-based compensation expense related to the ESPP in the three months ended March 31, 2023 and 2022, respectively. The Company recognized $0.1 million and $0.3 million in stock-based compensation expense related to the ESPP in the six months ended March 31, 2023 and 2022, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of March 31, 2023, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2022	781,092	$7.46	3.7	$1,512
Granted	—	$—
Exercised	(85,302)	$7.93
Canceled	(30,871)	$9.49
Outstanding at March 31, 2023	664,919	$7.30	4.7	1,554
Vested and Expected to Vest at March 31, 2023	664,919	$7.30	4.7	1,554
Exercisable at March 31, 2023	647,629	$7.24	4.6	1,552
The Company recognized $40,000 and $0.1 million in stock-based compensation expense related to outstanding stock options during the three months ended March 31, 2023 and 2022, respectively. The Company recognized $0.1 million and $0.3 million in stock-based compensation expense related to outstanding stock options during the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $0.1 million of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 0.5 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the six months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively. There were no options granted during either of the six months ended March 31, 2023 or 2022.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	2,441,677	$12.29
Granted	869,517	10.12
Settled	(549,987)	11.35
Canceled	(459,184)	12.52
Outstanding at March 31, 2023	2,302,023	11.64
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.9 million and $2.3 million in stock-based compensation expense related to outstanding RSUs in the three months ended March 31, 2023 and 2022, respectively. The Company recognized $3.5 million and $4.6 million in stock-based compensation expense related to outstanding RSUs during the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $20.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.8 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	919,456	$13.43
Granted	325,837	10.23
Settled	(22,332)	9.21
Canceled	(208,961)	12.89
Outstanding at March 31, 2023	1,014,000	12.80
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.7 million in stock-based compensation expense related to outstanding Performance RSUs in each of the three months ended March 31, 2023 and 2022. The Company recognized $1.4 million and $1.2 million in stock-based compensation expense related to outstanding Performance RSUs during the six months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the Company had $7.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.0 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved. In November 2021,the time vesting condition was met and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options in either of the three months ended March 31, 2023 or 2022. The Company did not recognize any stock-based compensation expense related to outstanding performance options for the six months ended March 31, 2023 and recognized $0.1 million during the six months ended March 31, 2022.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The Company made purchases of $4.7 million, or approximately 287,568 shares, during the three months ended March 31, 2022 at an average price of $16.29 per share. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the six months ended March 31, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase plan was completed during the second quarter of fiscal 2022. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.

8. INCOME TAXES
The Company’s tax provision for interim periods is determined using an estimate of the annual effective tax rate, adjusted for discrete items arising in that quarter. In each quarter, management updates the estimate of the annual effective tax rate, and any changes are recorded in a cumulative adjustment in that quarter. The quarterly tax provision and quarterly estimate of the annual effective tax rate are subject to significant volatility due to several factors, including management’s ability to accurately predict the portion of income before income taxes in multiple jurisdictions, the tax effects of our stock-based compensation awards, and the effects of acquisitions and the integration of those acquisitions.
For the three and six months ended March 31, 2023, the Company recorded an income tax provision of $1.8 million and $3.7 million, respectively, which yielded an effective tax rate of 26% and 27%, respectively. For the three and six months ended March 31, 2022, the Company recorded an income tax benefit of $20,000 and $0.2 million, respectively, which yielded an effective tax rate of negative 5% and negative 6%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March 31, 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision.

9. CONVERTIBLE SENIOR NOTES

The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	March 31, 2023	September 30, 2022
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(23,580)	(27,280)
Carrying amount	$131,670	$127,970
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”) and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company filed its Form 10-K with the SEC on July 31, 2023 and its Q1 Form 10-Q with the SEC on September 6, 2023. As of March 31, 2023, the Company was not in compliance with certain covenants in the Indenture as a result of not filing its Form 10-Q for the quarter ending March 31, 2023. As of September 29, 2023, the Company is not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-Q for the quarter ending June 30, 2023.
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
As of March 31, 2023, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of March 31, 2023, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Contractual interest expense	$307	$293	$600	$595
Amortization of debt discount and issuance costs	1,857	1,715	3,701	3,453
Total interest expense recognized	$2,164	$2,008	$4,301	$4,048

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $23.6 million as of March 31, 2023, and will be amortized over approximately 2.8 years.

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
As of March 31, 2023, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended March 31, 2023, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of March 31, 2023, the Warrant Transactions had not been exercised and remained outstanding.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of March 31, 2023), plus the interest accrued and the legal fees.
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
The Company incurred legal fees of $0.5 million and $0.7 million in the three and six months ended March 31, 2023, respectively, related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and other comprehensive income (loss).
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
On August 2, 2023, the Company filed a separate lawsuit against Richard Steggall, UFT (North America), LLC fka Urban FT LLC; Urban FT Group, Inc; Urban FT Client Solutions, LLC; UFT Professional Services, LLC; and X-35 Financial Technologies, in the San Diego Superior Court, (case No. 37-2023-00033005-CU-FR-CTL) (“Fraud Conveyance Action”). The Fraud Conveyance

Action alleges that the Mr. Steggall orchestrated a scheme to strip UFT (North America), LLC of any assets and effectively transfer the Urban FT business to other entities he owns and controls, all to avoid the Company’s collection efforts. The Fraud Conveyance Action also alleges that Mr. Steggall funnels Urban FT’s revenues through a web of other entities he owns and controls, all to ensure that creditors, including the Company, cannot collect their debts.
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
On September 13, 2023, Plaintiffs filed a Notice of Voluntary Dismissal. On September 14, 2023, the Court dismissed the lawsuit without prejudice.
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

11. LEASES
Leases
The Company leases office and research and development facility leases under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of March 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 4.6 years and the weighted-average discount rate was 3.1%.
As of March 31, 2023, the Company had operating ROU assets of $4.6 million. As of March 31, 2023, total operating lease liabilities of $5.5 million were comprised of current lease liabilities of $2.0 million and non-current lease liabilities of $3.5 million. As of September 30, 2022, the Company had operating ROU assets of $5.2 million. As of September 30, 2022, total operating lease liabilities of $6.2 million were comprised of current lease liabilities of $2.1 million and non-current lease liabilities of $4.1 million.
The Company recognized $0.5 million of operating lease costs in each of the three months ended March 31, 2023 and 2022. The Company recognized $1.1 million of operating lease costs in each of the six months ended March 31, 2023 and 2022. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and other comprehensive income (loss).
The Company paid $1.2 million in operating cash flows for operating leases in the six months ended March 31, 2023.
Maturities of operating lease liabilities as of March 31, 2023 were as follows (amounts in thousands):

Operating leases
2023 - remaining	$1,108
2024	1,726
2025	638
2026	629
2027	635
2028	425
Thereafter	591
Total lease payments	5,752
Less: amount representing interest	(242)
Present value of future lease payments	$5,510

12. REVENUE CONCENTRATION
For the three months ended March 31, 2023, the Company derived revenue of $12.6 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue, respectively. For the three months ended March 31, 2022, the Company derived revenue of $11.8 million from two customers, with such customers accounting for 20%, and 15% of the Company’s total revenue, respectively. For the six months ended March 31, 2023, the Company derived revenue of $27.5 million from two customers, with each such customer accounting for 15% of the Company’s total revenue. For the six months ended March 31, 2022, the Company derived revenue of $18.2 million from two customers, with such customers accounting for 17% and 10% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $9.4 million and $11.6 million at March 31, 2023 and 2022, respectively.
International sales accounted for approximately 26% of the Company’s total revenue in each of the three months ended March 31, 2023 and 2022. For the six months ended March 31, 2023 and 2022, international sales accounted for approximately 24% and 29% of the Company’s total revenue, respectively. From a geographic perspective, approximately 70% and 69% of the Company’s total long-term assets as of March 31, 2023 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 17% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2023 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries.

13. RESTATEMENT OF PREVIOUSLY REPORTED UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

In connection with the preparation of its consolidated financial statements for the twelve months ended September 30, 2022, the Company determined that its previously issued unaudited interim consolidated financial statements for the periods ended March 31, 2022 and June 30, 2022 contained errors in the application of GAAP as summarized below.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and determined that the related impact was material to the previously filed consolidated financial statements that contained the error for the quarterly periods ended March 31, 2022 and June 30, 2022 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that the Affected Quarterly Periods should be restated to present the identified adjustments discussed below. The Company restated the Affected Quarterly Periods in its Annual Report on Form 10-K filed with the SEC on July 31, 2023.
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
The financial statement line items impacted by the respective adjustments are labeled in the tables below based on the identifiers from the paragraph above. The condensed consolidated statements of stockholders’ equity have been excluded from the financial statements presented below as they were only impacted by adjustments to net income which are presented below in the condensed consolidated statements of operations and other comprehensive income (loss) and condensed consolidated balance sheets.
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

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(amounts in thousands except per share data)

	Three Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$19,280	$(1,130)	$18,150
Services and other (i), (ii)	15,434	(74)	15,360
Total revenue	34,714	(1,204)	33,510
Operating costs and expenses
Cost of revenue—software and hardware	310	—	310
Cost of revenue—services and other (b)	3,000	1,141	4,141
Selling and marketing	9,206	—	9,206
Research and development (b)	8,236	(1,141)	7,095
General and administrative	6,073	—	6,073
Amortization and acquisition-related costs (iv)	4,385	(380)	4,005
Total operating costs and expenses	31,210	(380)	30,830
Operating income	3,504	(824)	2,680
Interest expense	2,040	—	2,040
Other income (expense), net (v)	(231)	6	(225)
Income before income taxes	1,233	(818)	415
Income tax benefit (provision) (i), (ii), (iii)	(220)	240	20
Net income	$1,013	$(578)	$435
Net income per share—basic	$0.02	$(0.01)	$0.01
Net income per share—diluted	$0.02	$(0.01)	$0.01
Shares used in calculating net income per share—basic	44,775	—	44,775
Shares used in calculating net income per share—diluted	46,097	—	46,097
Comprehensive (loss)
Net income	$1,013	$(578)	$435
Foreign currency translation adjustment	(1,862)	—	(1,862)
Unrealized (loss) on investments	(828)	—	(828)
Comprehensive (loss)	$(1,677)	$(578)	$(2,255)

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(amounts in thousands except per share data)

	Six Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$34,725	$(1,130)	$33,595
Services and other (i), (ii)	32,461	(74)	32,387
Total revenue	67,186	(1,204)	65,982
Operating costs and expenses
Cost of revenue—software and hardware	688	—	688
Cost of revenue—services and other (b)	5,978	2,340	8,318
Selling and marketing	17,644	—	17,644
Research and development (b)	15,842	(2,340)	13,502
General and administrative	12,037	—	12,037
Amortization and acquisition-related costs (iv)	6,664	(380)	6,284
Total operating costs and expenses	58,853	(380)	58,473
Operating income	8,333	(824)	7,509
Interest expense	4,048	—	4,048
Other income (expense), net (v)	(96)	6	(90)
Income before income taxes	4,189	(818)	3,371
Income tax benefit (provision) (i), (ii), (iii)	(52)	240	188
Net income	$4,137	$(578)	$3,559
Net income per share—basic	$0.09	$(0.01)	$0.08
Net income per share—diluted	$0.09	$(0.01)	$0.08
Shares used in calculating net income per share—basic	44,795	—	44,795
Shares used in calculating net income per share—diluted	46,206	—	46,206
Comprehensive (loss)
Net income	$4,137	$(578)	$3,559
Foreign currency translation adjustment	(3,129)	—	(3,129)
Unrealized (loss) on investments	(1,098)	—	(1,098)
Comprehensive (loss)	$(90)	$(578)	$(668)

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Six Months Ended March 31, 2022
	As Previously Reported	Total Adjustments	As Restated
Operating activities:
Net income	$4,137	$(578)	$3,559
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	6,429	—	6,429
Amortization of intangible assets	4,525	—	4,525
Depreciation and amortization	555	—	555
Amortization of investment premiums & other	1,109	—	1,109
Accretion and amortization on debt securities	3,453	—	3,453
Net changes in estimated fair value of acquisition-related contingent consideration (vi)	(780)	(590)	(1,370)
Deferred taxes (i), (ii), (iii)	(523)	(240)	(763)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable (iii)	(6,171)	76	(6,095)
Contract assets	345	—	345
Other assets (iv), (vi)	498	(48)	450
Accounts payable	3,769	—	3,769
Accrued payroll and related taxes	(4,693)	—	(4,693)
Deferred revenue (i), (ii), (iii)	(3,126)	911	(2,215)
Other liabilities (iv), (vi)	159	469	628
Net cash provided by operating activities	9,686	—	9,686
Investing activities:
Purchases of investments	(47,818)	—	(47,818)
Sales and maturities of investments	173,316	—	173,316
Acquisitions, net of cash acquired	(126,607)	—	(126,607)
Purchases of property and equipment	(634)	—	(634)
Net cash used in investing activities	(1,743)	—	(1,743)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,128	—	1,128
Repurchases and retirements of common stock	(14,828)	—	(14,828)
Principal payments on other borrowings	(36)	—	(36)
Net cash provided by (used in) financing activities	(13,736)	—	(13,736)
Foreign currency effect on cash and cash equivalents	(535)	—	(535)
Net increase (decrease) in cash and cash equivalents	(6,328)	—	(6,328)
Cash and cash equivalents at beginning of period	30,312	—	30,312
Cash and cash equivalents at end of period	$23,984	$—	$23,984
Supplemental disclosures of cash flow information:
Cash paid for interest	$582	$—	$582
Cash paid for income taxes	$597	$—	$597
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$42,821	$—	$42,821
Unrealized holding (loss) on available-for-sale investments	$(1,098)	$—	$(1,098)

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
Restatement of Previously Issued Consolidated Financial Statements
The Company concluded that the Company’s previously issued financial statements for the interim periods March 31, 2022 and June 30, 2022 should be restated to correct historical errors as more fully described in Note 13. Restatement of Previously Reported Unaudited Interim Consolidated Financial Statements of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. The discussion of financial results presented herein is reflective of the restatement adjustments for those interim periods.
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
Second Quarter Fiscal 2023 Highlights
•Revenue for the three months ended March 31, 2023 was $46.1 million, an increase of 38% compared to revenue of $33.5 million in the three months ended March 31, 2022.
•Net income was $5.2 million, or $0.11 per diluted share, during the three months ended March 31, 2023, compared to net income of $0.4 million, or $0.01 per share, during the three months ended March 31, 2022.
•Cash provided by operating activities was $11.6 million for the six months ended March 31, 2023, compared to $9.7 million for the six months ended March 31, 2022.
•We added new patents to our portfolio during the second quarter of fiscal 2023 bringing our total number of issued patents to 85 as of March 31, 2023. In addition, we have 19 domestic and international patent applications pending as of March 31, 2023.
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
Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2023 and 2022 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022 As Restated	2023	2022 As Restated	$	%
Revenue
Software and hardware	$25,260	$18,150	55%	54%	$7,110	39%
Services and other	20,863	15,360	45%	46%	5,503	36%
Total revenue	$46,123	$33,510	100%	100%	$12,613	38%
Cost of revenue	5,898	4,451	13%	13%	1,447	33%
Selling and marketing	9,623	9,206	21%	27%	417	5%
Research and development	7,373	7,095	16%	21%	278	4%
General and administrative	10,059	6,073	22%	18%	3,986	66%
Amortization and acquisition-related costs	4,274	4,005	9%	12%	269	7%
Restructuring costs	210	—	—%	—%	210	100%
Interest expense	2,163	2,040	5%	6%	123	6%
Other income (expense), net	454	(225)	1%	1%	679	302%
Income tax benefit (provision)	(1,808)	20	(4)%	—%	(1,828)	(9,140)%
Net income	$5,169	$435	11%	1%	$4,734	1088%
Revenue
Total revenue increased $12.6 million, or 38%, to $46.1 million in the three months ended March 31, 2023 compared to $33.5 million in the three months ended March 31, 2022. Software and hardware revenue increased $7.1 million, or 39%, to $25.3 million in the three months ended March 31, 2023 compared to $18.2 million in the three months ended March 31, 2022. This increase is primarily due to an increase in sales of our Mobile Deposit®, CheckReader™ and IDLive® software products of $7.2 million, partially offset by a decline in revenue from our legacy identity verification software and hardware products of $0.1 million. Services and other revenue increased $5.5 million, or 36%, to $20.9 million in the three months ended March 31, 2023 compared to $15.4 million in the three months ended March 31, 2022. This increase is primarily due to higher SaaS revenue of $2.9 million as a result of the HooYu Acquisition, higher transactional SaaS revenue of $1.3 million, and higher hosted mobile deposit transactional revenue of $1.3 million in the three months ended March 31, 2023 compared to the same period in 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.4 million, or 33%, to $5.9 million in the three months ended March 31, 2023 compared to $4.5 million in the three months ended March 31, 2022. As a percentage of revenue, cost of revenue was consistent at 13% in each of the three months ended March 31, 2023 and 2022. The increase is primarily due to an increase of $1.4 million in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition during the three months ended March 31, 2023 compared to the same period in 2022.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.4 million, or 5%, to $9.6 million in the three months ended March 31, 2023 compared to $9.2 million in the three months ended March 31, 2022. As a percentage of revenue, selling and marketing expenses decreased to 21% in the three months ended March 31, 2023 from 27% in the three months ended March 31, 2022. The increase in selling and marketing expense is primarily due to higher personnel-related costs resulting from our increased headcount of $0.1 million, higher product promotion costs of $0.3 million and increased travel and related expenses of $0.1 million in the three months ended March 31, 2023 compared to the same period in 2022.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.3 million, or 4%, to $7.4 million in the three months ended March 31, 2023 compared to $7.1 million in the three months ended March 31, 2022. As a percentage of revenue, research and development expenses decreased to 16% in the three months ended March 31, 2023 from 21% in the three months ended March 31, 2022. The increase in research and development expenses is primarily due to higher third-party contractor and other expenses of $0.5 million, partially offset by a decrease of $0.2 million in personnel-related costs in the three months ended March 31, 2023 compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $4.0 million, or 66%, to $10.1 million in the three months ended March 31, 2023 compared to $6.1 million in the three months ended March 31, 2022. As a percentage of revenue, general and administrative expenses increased to 22% in the three months ended March 31, 2023 from 18% in the three months ended March 31, 2022. The increase in general and administrative expenses is primarily due to higher third-party and professional fees of $2.0 million, audit and accounting fees of $1.0 million, legal costs of $0.6 million, executive transition costs of $0.6 million and higher software and IT costs of $0.4 million during the three months ended March 31, 2023 compared to the same period in 2022. These increases were partially offset by decreases in personnel-related costs of $0.5 million and in other costs of a $0.1 million in three months ended March 31, 2023 compared to the same period in 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $0.3 million, or 7%, to $4.3 million in the three months ended March 31, 2023 compared to $4.0 million in the three months ended March 31, 2022. As a percentage of revenue, amortization and acquisition-related costs decreased to 9% in the three months ended March 31, 2023 from 12% in the three months ended March 31, 2022. The increase in amortization and acquisition-related costs is primarily due to increased amortization expense associated with the HooYu Acquisition of $2.4 million and an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D acquisition of $1.0 million relative to a decrease in the same period in 2022, during the three months ended March 31, 2023 compared to the same period in 2022. These increases were partially offset by a $2.8 million decrease in acquisition-related costs as certain costs incurred in the prior year did not recur and a $0.3 million decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized as compared to the same period in 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.2 million in the three months ended March 31, 2023. There were no restructuring costs in the three months ended March 31, 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.2 million for the three months ended March 31, 2023 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.0 million for the three months ended March 31, 2022 and consisted of $1.7 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $0.7 million, or 302%, to $454,000 net income in the three months ended March 31, 2023 compared to $0.2 million net loss in the three months ended March 31, 2022. The increase was primarily due to $0.3 million higher foreign currency exchange transactional gains, $0.3 million realized gains on investments, and $0.1 million increase in interest income net of amortization as compared to the same period in 2022.
Income Tax Benefit (Provision)
For the three months ended March 31, 2023, we recorded an income tax provision of $1.8 million which yielded an effective tax rate of negative 26%. For the three months ended March 31, 2022, we recorded an income tax benefit of $20,000, or an effective tax rate of negative 5%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended

March 31, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision.
Comparison of the Six Months Ended March 31, 2023 and 2022
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2023 and 2022 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022 As Restated	2023	2022 As Restated	$	%
Revenue
Software and hardware	$51,636	$33,595	56%	51%	$18,041	54%
Services and other	40,190	32,387	44%	49%	7,803	24%
Total revenue	$91,826	$65,982	100%	100%	$25,844	39%
Cost of revenue	10,967	9,006	12%	14%	1,961	22%
Selling and marketing	19,138	17,644	21%	27%	1,494	8%
Research and development	15,043	13,502	16%	20%	1,541	11%
General and administrative	18,538	12,037	20%	18%	6,501	54%
Amortization and acquisition-related costs	9,095	6,284	10%	10%	2,811	45%
Restructuring costs	1,986	—	2%	—%	1,986	100%
Interest expense	4,300	4,048	5%	6%	252	6%
Other income (expense), net	794	(90)	1%	—%	884	982%
Income tax benefit (provision)	(3,654)	188	(4)%	—%	(3,842)	(2,044)%
Net income	$9,899	$3,559	11%	5%	$6,340	178%
Revenue
Total revenue increased $25.8 million, or 39%, to $91.8 million in the six months ended March 31, 2023 compared to $66.0 million in the six months ended March 31, 2022. Software and hardware revenue increased $18.0 million, or 54%, to $51.6 million in the six months ended March 31, 2023 compared to $33.6 million in the six months ended March 31, 2022 primarily due to an increase in sales of our Mobile Deposit®, CheckReader™ and IDLive® software products of $18.5 million. The increase in sales of our Mobile Deposit® software product is primarily the result of an existing customer having entered into a significant Mobile Deposit® multiyear contract and the license revenue associated with the full contract term being recognized in the first quarter of fiscal 2023. This increase was partially offset by a decline in revenue from our legacy identity verification software and hardware products of $0.5 million. Services and other revenue increased $7.8 million, or 24%, to $40.2 million in the six months ended March 31, 2023 compared to $32.4 million in the six months ended March 31, 2022 primarily due to strong growth in SaaS revenue as a result of the HooYu acquisition of $5.7 million, higher hosted mobile deposit transactional revenue of $1.6 million, and increases in transactional SaaS revenue of $1.3 million in the six months ended March 31, 2023 compared to the same period in 2022. These increases were partially offset by a $0.8 million decrease in revenue from our legacy identity verification and other services compared to the same period in 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $2.0 million, or 22%, to $11.0 million in the six months ended March 31, 2023 compared to $9.0 million in the six months ended March 31, 2022. As a percentage of revenue, cost of revenue decreased to 12% in the six months ended March 31, 2023 from 14% in the six months ended March 31, 2022. The increase in cost of revenue is primarily due to increases of $2.5 million in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition, partially offset by a $0.5 million decline in costs from our legacy identity verification software and hardware products.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.5 million, or 8%, to $19.1 million in the six months ended March 31, 2023 compared to $17.6 million in the six months ended March 31, 2022. As a percentage of revenue, selling and marketing expenses decreased to 21% in the six months ended March 31, 2023 from 27% in the six months ended March 31, 2022. The increase in selling and marketing expense is primarily due to higher product promotion costs of $0.9 million, higher personnel-related costs resulting from our increased headcount of $0.5 million, and increased travel and related expenses of $0.1 million in the six months ended March 31, 2023 compared to the same period in 2022.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.5 million, or 11%, to $15.0 million in the six months ended March 31, 2023 compared to $13.5 million in the six months ended March 31, 2022. As a percentage of revenue, research and development expenses decreased to 16% in the six months ended March 31, 2023 from 20% in the six months ended March 31, 2022. The increase in research and development expenses is primarily due to $1.7 million higher costs associated with third-party contractors and $0.1 million increase in travel and related costs, partially offset by a $0.3 million decrease in personnel-related costs in the six months ended March 31, 2023 compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $6.5 million, or 54%, to $18.5 million in the six months ended March 31, 2023 compared to $12.0 million in the six months ended March 31, 2022. As a percentage of revenue, general and administrative expenses increased to 20% in the six months ended March 31, 2023 from 18% in the six months ended March 31, 2022. The increase was primarily due to higher third-party and professional fees of $2.5 million, audit and accounting fees of $2.2 million, legal costs of $0.8 million, software and IT costs of $0.8 million, executive transition costs of $0.6 million during the six months ended March 31, 2023 compared to the same period in 2022. The increases were partially offset by decreases in other costs of $0.3 million and personnel-related costs of $0.1 million in the six months ended March 31, 2023 compared to the same period in 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $2.8 million, or 45%, to $9.1 million in the six months ended March 31, 2023 compared to $6.3 million in the six months ended March 31, 2022. As a percentage of revenue, amortization and acquisition-related costs were consistent at 10% in each of the six months ended March 31, 2023 and 2022. The increase in amortization and acquisition-related costs is primarily due to increased amortization expense associated with the HooYu Acquisition of $4.9 million and an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D Acquisition of $1.3 million relative to a decrease in the same period in 2022, during the six months ended March 31, 2023 compared to the same period in 2022. These increases were partially offset by a $2.9 million decrease in acquisition-related costs as certain costs incurred in the prior year did not recur, and a $0.5 million decrease in amortization of intangible assets from previous acquisitions that had been fully amortized as compared to the same period in 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $2.0 million in the six months ended March 31, 2023. There were no restructuring costs in the six months ended March 31, 2023.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes. Interest expense was $4.3 million for six months ended March 31, 2023 and consisted of $3.7 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred. Interest expense was $4.0 million for six months ended March 31, 2022 and consisted of $3.5 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net increased $0.9 million, or 982%, to $0.8 million net expense in the six months ended March 31, 2023 compared to $0.1 million net expense in the six months ended March 31, 2022. The increase was primarily due to $0.8 million increase in interest income net of amortization and $0.3 million increase in realized gains on investments as compared to the same period in 2022. These increases were partially offset by $0.2 million increase in foreign currency exchange transactional losses as compared to the same period in 2022.
Income Tax Benefit (Provision)
For the six months ended March 31, 2023, we recorded an income tax provision of $3.7 million, which yielded an effective tax rate of 27%. For the six months ended March 31, 2022, we recorded an income tax benefit of $0.2 million, which yielded an effective tax rate of negative 6%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On March 31, 2023, we had $114.5 million in cash and cash equivalents and investments compared to $101.0 million on September 30, 2022, an increase of $13.6 million, or 13%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Six Months Ended March 31,
	2023	2022 As Restated
Cash provided by operating activities	$11,561	$9,686
Cash provided (used) by investing activities	37,728	(1,743)
Cash provided (used) by financing activities	1,259	(13,736)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the six months ended March 31, 2023 was $11.6 million and resulted primarily from net income of $9.9 million and net non-cash charges of $11.9 million, partially offset by unfavorable changes in operating assets and liabilities of $10.3 million. Net cash provided by operating activities during the six months ended March 31, 2022 was $9.7 million and resulted primarily from net income of $3.6 million and net non-cash charges of $13.9 million, partially offset by unfavorable changes in operating assets and liabilities of $7.8 million. The increase in cash provided by operating activities of $1.9 million during the six months ended March 31, 2023 compared to six months ended March 31, 2022 was primarily due to an increase in the fair value of acquisition-related contingent consideration relative to a decrease in the same period in 2022 of $1.5 million and an increase in the amount of amortization of debt securities of $0.3 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $37.7 million during the six months ended March 31, 2023, which consisted primarily of net sales and maturities of investments of $38.1 million, partially offset by capital expenditures of $0.4 million. Net cash used in investing activities was $1.7 million during the six months ended March 31, 2022, which consisted primarily of acquisitions, net of cash acquired of $126.6 million and capital expenditures of $0.6 million, partially offset by net sales and maturities of investments of $125.5 million. The increase in cash provided by investing activities of $39.5 million during the six months ended March 31, 2023 compared to six months ended March 31, 2022 was primarily due to a decrease in cash paid for business acquisitions, net of cash acquired of $126.6 million partially offset by a decrease in net sales of investments of $87.4 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.3 million during the six months ended March 31, 2023, primarily due to $1.3 million of net proceeds from the issuance of equity plan Common Stock. Net cash used in financing activities was $13.7 million during the three months ended March 31, 2022, primarily due to $14.8 million in repurchases and retirements of our Common Stock. The increase in cash provided by financing activities of $15.0 million during the six months ended March 31, 2023 compared to six months ended March 31, 2022 was primarily due to the expiration of the share repurchase program in June 2022.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”) and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company filed its Form 10-K with the SEC on July 31, 2023 and its Q1 Form 10-Q with the SEC on September 6, 2023. As of March 31, 2023, the Company was not in compliance with certain covenants in the Indenture as a result of not filing its Form 10-Q for the quarter ending March 31, 2023. As of September 29, 2023, the Company is not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-Q for the quarter ending June 30, 2023.
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
As of September 29, 2023, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.

Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The Company made purchases of $4.7 million, or approximately 287,568 shares, during the three months ended March 31, 2022 at an average price of $16.29 per share. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the six months ended March 31, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase plan was completed during the second quarter of fiscal 2022. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
Other Liquidity Matters
On March 31, 2023, we had investments of $31.5 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At March 31, 2023, we had $26.7 million of our available-for-sale securities classified as current and $4.8 million of our available-for-sale securities classified as long-term. At September 30, 2022, we had $58.3 million of our available-for-sale securities classified as current and $10.6 million of our available-for-sale securities classified as long-term.
We had working capital of $114.9 million at March 31, 2023 compared to $88.6 million at September 30, 2022. We do not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.
Changes in Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2022 Annual Report.
There have been no material changes to our critical accounting policies and estimates from those disclosed in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report. Except as described below, there has been no material change in this information as of March 31, 2023.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2023, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $31.5 million, representing 8% of our total assets.

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
Foreign Currency Risk
As a result of past acquisitions, we have operations in France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the condensed consolidated statements of operations and other comprehensive income (loss).
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three months ended March 31, 2023 or 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2023 due to the material weaknesses discussed below.
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
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended March 31, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
Aside from the matters as set forth above, there has been no change in our internal control over financial reporting during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 10 of the notes to the condensed consolidated financial statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2023, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the preparation of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 we made adjustments to our financial results in the second quarter of fiscal 2023 that consist of an increase to services and other revenue of $0.8 million, an increase in accounts receivable of $0.8 million, and an increase in deferred revenue of $13,000 due to revisions to our estimates of variable consideration related to overages on certain SaaS revenue contracts. We also made adjustments to our financial results in the second quarter of fiscal 2023 that consist of an increase of 147,000 shares to shares used in calculating diluted net income per share for the three months ended March 31, 2023 and an increase of 299,000 shares to shares used in calculating diluted net income per share for the six months ended March 31, 2023 as a result of a typographical error. We have decided to correct these errors during the quarter ended March 31, 2023, concluding that they are material to the unaudited interim consolidated balance sheet and statement of operations and comprehensive income (loss) as of and for the quarter ended March 31, 2023.
As a result of the items described above, certain of the GAAP financial results for the three and six months ended March 31, 2023 furnished in Exhibit 99.1 to the Current Report on Form 8-K filed on September 14, 2023, differ from the financial results disclosed in this Quarterly Report on Form 10-Q as a result of the items described above as follows (in thousands, except per share data and percentages):

	March 31, 2023 (Unaudited)
	As Furnished	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$83,047	$83,047
Short-term investments	26,711	26,711
Accounts receivable, net	35,132	35,962
Contract assets, current portion	8,845	8,845
Prepaid expenses	2,789	2,789
Other current assets	2,849	2,849
Total current assets	159,373	160,203
Long-term investments	4,767	4,767
Property and equipment, net	3,152	3,152
Right-of-use assets	4,625	4,625
Goodwill and intangible assets	203,598	203,598
Deferred income tax assets	16,965	17,137
Contract assets, non-current portion	6,839	6,839
Other non-current assets	1,645	1,645
Total assets	$400,964	$401,966
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,453	$5,453
Accrued payroll and related taxes	7,892	7,892
Accrued liabilities	1,493	1,493
Accrued interest payable(1)	219	219
Income tax payables(1)	8,606	8,866
Deferred revenue, current portion	11,956	11,969
Lease liabilities, current portion	2,023	2,023
Acquisition-related contingent consideration	6,070	6,070
Restructuring accrual	—	—
Other current liabilities(1)	1,326	1,326
Total current liabilities	45,038	45,311
Convertible senior notes	131,670	131,670
Deferred revenue, non-current portion	1,211	1,211
Lease liabilities, non-current portion	3,487	3,487
Deferred income tax liabilities, non current portion	15,670	15,670
Other non-current liabilities	1,587	1,587
Total liabilities	198,663	198,936

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 45,409,185 and 44,680,429 issued and outstanding, as of March 31, 2023 and September 30, 2022, respectively	45	45
Additional paid-in capital	222,933	222,933
Accumulated other comprehensive loss	(11,854)	(11,846)
Accumulated deficit	(8,823)	(8,102)
Total stockholders’ equity	202,301	203,030
Total liabilities and stockholders’ equity	$400,964	$401,966

	Three Months Ended March 31, 2023		Six Months Ended March 31, 2023
	As Furnished	As Adjusted	As Furnished	As Adjusted
Revenue
Software and hardware	$25,260	$25,260	$51,636	$51,636
Services and other	20,054	20,863	39,381	40,190
Total revenue	45,314	46,123	91,017	91,826
Operating costs and expenses
Cost of revenue—software and hardware	219	219	388	388
Cost of revenue—services and other	5,679	5,679	10,579	10,579
Selling and marketing	9,623	9,623	19,138	19,138
Research and development	7,373	7,373	15,043	15,043
General and administrative	10,059	10,059	18,538	18,538
Acquisition-related costs and expenses	4,274	4,274	9,095	9,095
Restructuring costs	210	210	1,986	1,986
Total operating costs and expenses	37,437	37,437	74,767	74,767
Operating income	7,877	8,686	16,250	17,059
Interest expense	2,163	2,163	4,300	4,300
Other income, net	454	454	794	794
Income before income taxes	6,168	6,977	12,744	13,553
Income tax provision	(1,720)	(1,808)	(3,566)	(3,654)
Net income	$4,448	$5,169	$9,178	$9,899
Net income per share—basic	$0.10	$0.11	$0.20	$0.22
Net income per share—diluted	$0.10	$0.11	$0.20	$0.22
Shares used in calculating net income per share—basic	45,377	45,377	45,317	45,317
Shares used in calculating net income per share—diluted	45,634	45,780	45,634	45,932
On September 19, 2023, we announced that our 2023 annual meeting of stockholders (the “2023 Annual Meeting”) was postponed from September 20, 2023 to October 2, 2023. Our 2023 Annual Meeting is later during the calendar year than prior years as a result of the additional time required to prepare and file our Annual Report on Form 10-K for the year ended September 30, 2022. We plan to return to our regular annual meeting schedule in 2024, including with respect to deadlines for stockholder proposals and director nominations, and our 2024 annual meeting of stockholders (the “2024 Annual Meeting”) is expected to be held on Wednesday, March 6, 2024 at 9:00 a.m.
Stockholders may submit proposals regarding matters appropriate for stockholder action for consideration at our next annual meeting of stockholders consistent with Rule 14a-8 promulgated under the Exchange Act. As our 2024 Annual Meeting will convene more than 30 days from the anniversary of our 2023 Annual Meeting, to be considered for inclusion in the proxy materials for our 2024 Annual Meeting, a stockholder proposal must be submitted in writing to our Corporate Secretary at Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101, Attn: Corporate Secretary, by December 7, 2023. A stockholder proposal will need to comply with the SEC regulations under Rule 14a-8 of the Exchange Act, regarding the inclusion of stockholder proposals in company-sponsored proxy materials. Although the Board will consider stockholder proposals, we reserve the right to omit from our proxy statement, or to vote against, stockholder proposals that we are not required to include under the Exchange Act, including Rule 14a-8.
Pursuant to the terms of our Bylaws, stockholders wishing to submit proposals or director nominations outside of the process outlined in Rule 14a-8 of the Exchange Act must provide timely notice in writing to our Secretary. Pursuant to the terms of our Bylaws, s our 2024 Annual Meeting will be convened more than 30 days before the anniversary of the date of our 2023 Annual Meeting, to be timely, a stockholder proposal or director nomination must be submitted in writing to our Corporate Secretary at Mitek Systems, Inc., 600 B Street, Suite 100, San Diego, California 92101, Attn: Corporate Secretary, not earlier than November 7, 2023 and not later than the close of business December 7, 2023.
Stockholders are advised to review our second amended and restated bylaws (the “Bylaws”), which contain additional requirements with respect to advance notice of stockholder proposals and director nominations.
In addition to satisfying the requirements under our Bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than those nominated by us must provide timely notice in the manner prescribed by, and that sets forth the information required by, Rule 14a-19 under the Exchange Act by January 6, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**+	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Second Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

September 29, 2023	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fuad Ahmad
Fuad Ahmad
Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)