Form 10-Q
period 2023-06-30
MITEK SYSTEMS INC
filed 2023-10-26
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,589,575 shares of the registrant’s common stock outstanding as of September 30, 2023.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2023
INDEX

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and September 30, 2022	1
	Condensed Consolidated Statements of Operations and Other Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended June 30, 2023 and 2022	2
	Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the Three and Nine Months Ended June 30, 2023 and 2022	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended June 30, 2023 and 2022	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
	PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	44
	Signatures	45

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2023 (Unaudited)	September 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$87,490	$32,059
Short-term investments	40,651	58,268
Accounts receivable, net	37,616	27,874
Contract assets, current portion	7,420	6,273
Prepaid expenses	2,227	2,000
Other current assets	2,828	2,622
Total current assets	178,232	129,096
Long-term investments	2,815	10,633
Property and equipment, net	3,010	3,493
Right-of-use assets	4,335	5,155
Intangible assets, net	70,414	75,756
Goodwill	131,535	120,186
Deferred income tax assets	18,553	10,245
Contract assets, non-current portion	7,050	4,218
Other non-current assets	1,533	1,628
Total assets	$417,477	$360,410
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,733	$4,974
Accrued payroll and related taxes	9,548	10,393
Accrued liabilities	1,231	1,155
Accrued interest payable(1)	673	202
Income tax payables(1)	10,059	194
Deferred revenue, current portion	12,786	13,394
Lease liabilities, current portion	2,123	2,110
Acquisition-related contingent consideration	8,013	5,920
Restructuring accrual	—	901
Other current liabilities(1)	1,521	1,254
Total current liabilities	53,687	40,497
Convertible senior notes	133,579	127,970
Deferred revenue, non-current portion	2,056	1,775
Lease liabilities, non-current portion	2,968	4,106
Deferred income tax liabilities, non current portion	15,970	14,132
Other non-current liabilities	1,573	1,613
Total liabilities	209,833	190,093

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 45,507,401 and 44,680,429 issued and outstanding, as of June 30, 2023 and September 30, 2022, respectively	45	44
Additional paid-in capital	225,633	216,493
Accumulated other comprehensive loss	(9,504)	(28,219)
Accumulated deficit	(8,530)	(18,001)
Total stockholders’ equity	207,644	170,317
Total liabilities and stockholders’ equity	$417,477	$360,410
 (1) September 30, 2022 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022 As Restated	2023	2022 As Restated
Revenue
Software and hardware	$21,447	$19,515	$73,083	$53,110
Services and other	21,623	19,680	61,813	52,068
Total revenue	43,070	39,195	134,896	105,178
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	428	508	816	1,196
Cost of revenue—services and other (exclusive of depreciation & amortization)	5,284	5,276	15,863	13,594
Selling and marketing	10,296	11,216	29,434	28,859
Research and development	7,461	8,411	22,504	21,914
General and administrative	11,588	6,591	30,126	18,628
Amortization and acquisition-related costs	6,207	4,493	15,302	10,777
Restructuring costs	14	1,807	2,000	1,807
Total operating costs and expenses	41,278	38,302	116,045	96,775
Operating income	1,792	893	18,851	8,403
Interest expense	2,362	2,077	6,662	6,125
Other income (expense), net	925	89	1,719	(2)
Income (loss) before income taxes	355	(1,095)	13,908	2,276
Income tax benefit (provision)	(783)	880	(4,437)	1,068
Net income (loss)	$(428)	$(215)	$9,471	$3,344
Net income (loss) per share—basic	$(0.01)	$(0.00)	$0.21	$0.07
Net income (loss) per share—diluted	$(0.01)	$(0.00)	$0.20	$0.07
Shares used in calculating net income (loss) per share—basic	46,002	44,669	45,625	44,721
Shares used in calculating net income (loss) per share—diluted	46,473	45,224	46,210	45,793
Other comprehensive income (loss)
Net income (loss)	$(428)	$(215)	$9,471	$3,344
Foreign currency translation adjustment	2,219	(13,595)	17,944	(16,724)
Unrealized gain (loss) on investments	123	909	771	(189)
Other comprehensive income (loss)	$1,914	$(12,901)	$28,186	$(13,569)

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	45,410	$45	$222,933	$(8,102)	$(11,846)	$203,030
Exercise of stock options	13	—	56	—	—	56
Settlement of restricted stock units	84	—	—	—	—	—
Stock-based compensation expense	—	—	2,644	—	—	2,644
Components of other comprehensive income:
Net loss	—	—	—	(428)	—	(428)
Currency translation adjustment	—	—	—	—	2,219	2,219
Change in unrealized gain (loss) on investments	—	—	—	—	123	123
Total other comprehensive income						1,914
Balance, June 30, 2023	45,507	$45	$225,633	$(8,530)	$(9,504)	$207,644

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2022	44,344	$44	$207,491	$(17,473)	$(5,170)	$184,892
Exercise of stock options	10	—	33	—	—	33
Settlement of restricted stock units	42	—	—	—	—	—
Stock-based compensation expense	—	—	3,688	—	—	3,688
Components of other comprehensive loss:
Net loss	—	—	—	(215)	—	(215)
Currency translation adjustment	—	—	—	—	(13,595)	(13,595)
Change in unrealized gain (loss) on investments	—	—	—	—	909	909
Total other comprehensive income						(12,901)
Balance, June 30, 2022	44,396	$44	$211,212	$(17,688)	$(17,856)	$175,712

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(18,001)	$(28,219)	$170,317
Exercise of stock options	99	—	732	—	—	732
Settlement of restricted stock units	656	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	72	—	619	—	—	619
Stock-based compensation expense	—	—	7,790	—	—	7,790
Components of other comprehensive income:
Net income	—	—	—	9,471	—	9,471
Currency translation adjustment	—	—	—	—	17,944	17,944
Change in unrealized gain (loss) on investments	—	—	—	—	771	771
Total other comprehensive income						28,186
Balance, June 30, 2023	45,507	$45	$225,633	$(8,530)	$(9,504)	$207,644

	Nine Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(6,066)	$(943)	$192,830
Exercise of stock options	35	—	239	—	—	—	—	239
Settlement of restricted stock units	1,015	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	923	—	—	—	—	923
Stock-based compensation expense	—	—	10,117	—	—	—	—	10,117
Repurchases and retirements of common stock	(894)	(1)	(1)	8	140	(14,966)	—	(14,828)
Components of other comprehensive loss:
Net income	—	—	—	—	—	3,344	—	3,344
Currency translation adjustment	—	—	—	—	—	—	(16,724)	(16,724)
Change in unrealized gain (loss) on investments	—	—	—	—	—	—	(189)	(189)
Total other comprehensive loss								(13,569)
Balance, June 30, 2022	44,396	$44	$211,212	—	$—	$(17,688)	$(17,856)	$175,712

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2023	2022 As Restated
Operating activities:
Net income	$9,471	$3,344
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	7,790	10,117
Amortization of intangible assets	13,270	9,176
Depreciation and amortization	1,187	1,064
Amortization of investment premiums & other	(64)	1,348
Accretion and amortization on debt securities	5,609	5,239
Net changes in estimated fair value of acquisition-related contingent consideration	2,093	(1,278)
Deferred taxes	(8,246)	(1,705)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,014)	(12,233)
Contract assets	(3,758)	(1,737)
Other assets	(73)	(848)
Accounts payable	2,633	1,147
Accrued payroll and related taxes	(1,099)	(2,643)
Income taxes payable(1)	9,865	85
Deferred revenue	(752)	1,917
Restructuring accrual	(971)	1,900
Other liabilities(1)	172	1,120
Net cash provided by operating activities	28,113	16,013
Investing activities:
Purchases of investments	(23,723)	(47,818)
Sales and maturities of investments	50,000	173,198
Acquisitions, net of cash acquired	—	(126,607)
Purchases of property and equipment, net	(656)	(929)
Net cash provided by (used in) investing activities	25,621	(2,156)
Financing activities:
Proceeds from the issuance of equity plan common stock	1,351	1,162
Repurchases and retirements of common stock	—	(14,828)
Payment of acquisition-related contingent consideration	—	(6,770)
Acquisition-related shares issued	—	(1,041)
Principal payments on other borrowings	(36)	(36)
Net cash provided by (used in) financing activities	1,315	(21,513)
Foreign currency effect on cash and cash equivalents	382	(1,113)
Net increase (decrease) in cash and cash equivalents	55,431	(8,769)
Cash and cash equivalents at beginning of period	32,059	30,312
Cash and cash equivalents at end of period	$87,490	$21,543
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$—	$2722
Cash paid for interest	$829	$597
Cash paid for income taxes	$3,074	$819
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$—	$42,821
Unrealized holding gain (loss) on available for sale investments	$771	$(189)
  (1) March 31, 2022 condensed consolidated statement of cash flows reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. The Company’s solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. The Company’s advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company as of June 30, 2023 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the U.S. Securities and Exchange Commission (“SEC”) on July 31, 2023.
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
Results for the nine months ended June 30, 2023 are not necessarily indicative of results for any other interim period or for a full fiscal year.
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
Reclassifications
A reclassification has been made to the prior periods’ condensed consolidated financial statements in order to conform to the current period presentation. Accrued interest payable and income tax payables were included in the other current liabilities line in the condensed consolidated balance sheet as of September 30, 2022, however, they have been presented separately in the condensed consolidated balance sheet as of June 30, 2023 so that the total of the other current liabilities line is less than five percent of total current liabilities.
Net Income (Loss) Per Share
For the three and nine months ended June 30, 2023 and 2022, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Stock options	443	540	453	484
RSUs	1,256	853	1,138	861
ESPP common stock equivalents	295	148	89	36
Performance options	783	678	772	550
Performance RSUs	728	492	228	279
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	18,401	17,607	17,576	17,106
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022 As Restated	2023	2022 As Restated
Net income (loss)	$(428)	$(215)	$9,471	$3,344
Weighted-average shares outstanding—basic	46,002	44,669	45,625	44,721
Common stock equivalents	471	555	585	1,072
Weighted-average shares outstanding—diluted	46,473	45,224	46,210	45,793
Net income (loss) per share:
Basic	$(0.01)	$(0.00)	$0.21	$0.07
Diluted	$(0.01)	$(0.00)	$0.20	$0.07
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2023, $1.3 million was outstanding under these agreements and $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2022, $1.3 million was outstanding under these agreements and approximately $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the quarter ended June 30, 2023.

Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022, filed with the SEC on July 31, 2023. There have been no changes to these accounting policies through June 30, 2023.
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
No other new accounting pronouncement issued or effective during the three months ended June 30, 2023 had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022 As Restated	2023	2022 As Restated
Major product category
Deposits software and hardware	$18,300	$16,955	$64,979	$46,574
Deposits services and other	6,504	5,010	18,866	15,670
Deposits revenue	24,804	21,965	83,845	62,244
Identity verification software and hardware	3,147	2,560	8,104	6,536
Identity verification services and other	15,119	14,670	42,947	36,398
Identity verification revenue	18,266	17,230	51,051	42,934
Total revenue	$43,070	$39,195	$134,896	$105,178
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2023	September 30, 2022
Contract assets, current	$7,420	$6,273
Contract assets, non-current	7,050	4,218
Contract liabilities (deferred revenue), current	12,786	13,394
Contract liabilities (deferred revenue), non-current	2,056	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $1.8 million and $1.2 million of revenue during the three months ended June 30, 2023 and 2022, respectively, and $11.7 million and $11.1 million during the nine months ended June 30, 2023 and 2022, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within contract assets on the condensed consolidated balance sheets and were $6.1 million and $1.9 million as of June 30, 2023 and September 30, 2022, respectively.
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.3 million and $2.4 million as of June 30, 2023 and September 30, 2022, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and other comprehensive income (loss) and totaled $0.4 million and $0.3 million during the three months ended June 30, 2023 and 2022, respectively, and $1.1 million and $1.0 million during the nine months ended June 30, 2023 and 2022, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2023 and 2022 related to capitalized contract costs.

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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the HooYu Acquisition as of June 30, 2023 (amounts in thousands):

HooYu
Accounts receivable	$1,234
Property, plant, and equipment	504
Other current assets	630
Intangible assets	73,100
Goodwill	74,206
Current liabilities	(2,264)
Deferred revenue	(2,612)
Deferred income tax liabilities	(16,896)
Net assets acquired	$127,902
The goodwill recognized is due to expected market participant synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that were estimated to arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the HooYu Acquisition as of June 30, 2023 (amounts in thousands, except for years):

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

	Three months ended June 30, 2022 As Restated	Nine months ended June 30, 2022 As Restated
Pro forma revenue	$39,195	$110,915
Pro forma net income (loss)	$(215)	$(6,311)

The following table summarizes the results of HooYu that are included in the Company’s consolidated results (amounts shown in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022 As Restated	2023	2022 As Restated
Revenue	$4,100	$2,653	$10,124	$2,958
Net income (loss)	$(3,028)	$(3,764)	$(10,798)	$(4,015)

4. RESTRUCTURING
In order to streamline the organization and focus resources going forward, the Company undertook a strategic restructuring in June and November 2022, which included a reduction in workforce. Restructuring costs consist of employee severance obligations and other related costs. The following table summarizes changes in the restructuring accrual during the nine months ended June 30, 2023 (amounts in thousands):

Balance at September 30, 2022	$901
Additional costs incurred	1,986
Payments	(2,942)
Foreign currency effect on the restructuring accrual	55
Balance at June 30, 2023	$—

5. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2023 and September 30, 2022 (amounts in thousands):

June 30, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$22,135	$—	$(96)	$22,039
Commercial paper, short-term	6,200	—	(45)	6,155
Corporate debt securities, short-term	12,534	—	(77)	12,457
U.S. Treasury, long-term	1,375	—	(79)	1,296
Corporate debt securities, long-term	1,594	—	(75)	1,519
Total	$43,838	$—	$(372)	$43,466

September 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,016	$—	$(134)	$5,882
Foreign government and agency securities, short-term	2,865	—	(38)	$2,827
Commercial paper, short-term	18,245	—	(223)	18,022
Corporate debt securities, short-term	32,065	—	(528)	31,537
U.S. Treasury, long-term	3,431	—	(210)	3,221
Corporate debt securities, long-term	7,692	—	(280)	7,412
Total	$70,314	$—	$(1,413)	$68,901
All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2023 and September 30, 2022, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at June 30, 2023 are as follows: $40.7 million within one year and $2.8 million beyond one year to five years. As of September 30, 2022, the contractual maturities of the available-for-sale securities were $58.3 million within one year and $10.6 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2023 and September 30, 2022, respectively (amounts in thousands):

June 30, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$22,039	$22,039	$—	$—
Commercial paper	6,155	—	6,155	—
Corporate debt securities	12,457	—	12,457	—
Total short-term investments at fair value	40,651	22,039	18,612	—
Long-term investments:
U.S. Treasury	1,296	1,296	—	—
Corporate debt securities	1,519	—	1,519	—
Total long-term investments at fair value	2,815	1,296	1,519	—

Total assets at fair value	$43,466	$23,335	$20,131	$—
Liabilities:
Acquisition-related contingent consideration	$8,013	$—	$8,013	$—
Total liabilities at fair value	$8,013	$—	$8,013	$—

September 30, 2022:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,882	$5,882	$—	$—
Commercial paper	18,022	—	18,022	—
Foreign government and agency securities	2,827	—	2,827	—
Corporate debt securities	31,537	—	31,537	—
Total short-term investments at fair value	58,268	5,882	52,386	—
Long-term investments:
U.S. Treasury	3,221	3,221	—	—
Corporate debt securities	7,412	—	7,412	—
Total long-term investments at fair value	10,633	3,221	7,412	—

Total assets at fair value	$68,901	$9,103	$59,798	$—
Liabilities:
Acquisition-related contingent consideration	$5,920	$—	$—	$5,920
Total liabilities at fair value	$5,920	$—	$—	$5,920

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
As of June 30, 2023, total acquisition-related contingent consideration of $8.0 million is recorded in acquisition-related contingent consideration, in the condensed consolidated balance sheets. The Company recorded the acquisition date fair value based on the likelihood of contingent earnout payments related to the Company’s acquisition of ID R&D Inc., as part of the consideration transferred. The earnout payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company used a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company previously classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. The second earnout period ended on May 28, 2023 and the valued recorded as of June 30, 2023 is based on the calculated final payout and the Company reclassified the contingent consideration as Level 2 during the third quarter of fiscal 2023. The following table includes a roll-forward of the contingent consideration liability during the nine months ended June 30, 2023 (amounts in thousands):

Balance at September 30, 2022	$5,920
Expenses recorded due to changes in fair value	2,093
Balance at June 30, 2023	$8,013
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

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $131.5 million at June 30, 2023, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2023 (amounts shown in thousands):

Balance at September 30, 2022	$120,186
Foreign currency effect on goodwill	11,349
Balance at June 30, 2023	$131,535
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of June 30, 2023 and September 30, 2022, respectively, are summarized as follows (amounts in thousands, except for years):

June 30, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$34,585	$61,176
Customer relationships	4.7	25,168	20,832	4,336
Trade names	5.0	7,088	2,518	4,570
Covenants not to compete	3.0	600	268	332
Total intangible assets		$128,617	$58,203	$70,414

September 30, 2022:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$32,265	$63,496
Customer relationships	4.7	25,168	18,241	6,927
Trade names	5.0	7,088	2,174	4,914
Covenants not to compete	3.0	600	181	419
Total intangible assets		$128,617	$52,861	$75,756
Amortization expense related to acquired intangible assets was $4.3 million and $4.7 million for the three months ended June 30, 2023 and 2022, respectively, and $13.3 million and $9.2 million during the nine months ended June 30, 2023 and, 2022, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2023 - remaining	3,835
2024	15,050
2025	13,787
2026	12,560
2027	11,410
Thereafter	13,772
Total	$70,414

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$124	$82	$316	$249
Selling and marketing	885	1,273	2,423	3,351
Research and development	644	1,071	2,097	2,875
General and administrative	991	1,262	2,954	3,642
Stock-based compensation expense included in expenses	$2,644	$3,688	$7,790	$10,117
No options were granted in either of the nine months ended June 30, 2023 or 2022. As of June 30, 2023, the Company had $22.7 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2023, (i) 2,503,543 RSUs and 808,446 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 1,193,194 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 435,240 shares of Common Stock and 102,900 RSUs were outstanding under the Prior Plans.
On October 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
The A&R 2020 Plan had been previously approved, subject to stockholder approval, by the Company’s Board of Directors (the “Board”), upon recommendation of the Compensation Committee of the Board, on August 9, 2023. A summary of the A&R 2020 Plan was included in the Company’s definitive proxy statement for the Annual Meeting filed with the U.S. Securities and Exchange Commission on August 22, 2023, as supplemented and amended on September 19, 2023 (the “Proxy Statement”).
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2023, (i) 679,364 shares have been issued to participants pursuant to the ESPP and (ii) 320,636 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended June 30, 2023 and 2022. The Company recognized $0.2 million and $0.4 million in stock-based compensation expense related to the ESPP in the nine months ended June 30, 2023 and 2022, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of June 30, 2023, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2022	781,092	$7.46	3.7	$1,512
Granted	—	$—
Exercised	(97,802)	$7.49
Canceled	(30,871)	$9.49
Outstanding at June 30, 2023	652,419	$7.36	4.5	2,273
Vested and Expected to Vest at June 30, 2023	652,419	$7.36	4.5	2,273
Exercisable at June 30, 2023	643,018	$7.32	4.5	2,261
The Company recognized $29,000 and $0.1 million in stock-based compensation expense related to outstanding stock options during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $0.1 million and $0.4 million in stock-based compensation expense related to outstanding stock options during the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. The total intrinsic value of options exercised during the nine months ended June 30, 2023 and 2022 was $0.7 million and $0.3 million, respectively. There were no options granted during either of the nine months ended June 30, 2023 or 2022.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	2,441,677	$12.29
Granted	929,268	10.04
Settled	(633,364)	11.37
Canceled	(610,230)	12.57
Outstanding at June 30, 2023	2,127,351	11.50
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.9 million and $2.5 million in stock-based compensation expense related to outstanding RSUs in the three months ended June 30, 2023 and 2022, respectively. The Company recognized $5.4 million and $7.1 million in stock-based compensation expense related to outstanding RSUs during the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had $17.5 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2022	919,456	$13.43
Granted	325,837	10.23
Settled	(24,723)	9.21
Canceled	(241,008)	13.20
Outstanding at June 30, 2023	979,562	12.53
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.6 million and $0.9 million in stock-based compensation expense related to outstanding Performance RSUs in the three months ended June 30, 2023 and 2022, respectively. The Company recognized $2.0 million and $2.1 million in stock-based compensation expense related to outstanding Performance RSUs during the nine months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the Company had $5.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.9 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved. In November 2021, the time vesting condition was met and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options in either of the three months ended June 30, 2023 or 2022. The Company did not recognize any stock-based compensation expense related to outstanding performance options for the nine months ended June 30, 2023 and recognized $0.1 million during the nine months ended June 30, 2022.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program was completed during the second quarter of fiscal 2022 and as such the Company made no purchases during the three months ended June 30, 2023. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the nine months ended June 30, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.

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
For the three and nine months ended June 30, 2023, the Company recorded an income tax provision of $0.8 million and $4.4 million, respectively, which yielded an effective tax rate of 221% and 32%, respectively. For the three and nine months ended June 30, 2022, the Company recorded an income tax benefit of $0.9 million and $1.1 million, respectively, which yielded an effective tax rate of 80% and negative 47%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2022 was primarily due to excess tax benefits of stock compensation as well as the impact of foreign and state taxes.

9. CONVERTIBLE SENIOR NOTES
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	June 30, 2023	September 30, 2022
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(21,671)	(27,280)
Carrying amount	$133,579	$127,970
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”) and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended March 31, 2023 (“Q2 Form 10-Q”) and its Form 10-Q for the quarter ended June 30, 2023 (“Q3 Form 10-Q”). The Company filed its Form 10-K with the SEC on July 31, 2023, its Q1 Form 10-Q with the SEC on September 6, 2023, and its Q2 Form 10-Q with the SEC on September 29, 2023. As of June 30, 2023, the Company was not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-K, Q1 Form 10-Q, Q2 Form 10-Q, and Q3 Form 10-Q. As of October 26, 2023, the Company is in compliance with the covenants in the Indenture as all of its required annual and quarterly reports have been filed with the SEC.
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

As of June 30, 2023, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of June 30, 2023, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$453	$290	$1,054	$886
Amortization of debt discount and issuance costs	1,908	1,787	5,609	5,239
Total interest expense recognized	$2,361	$2,077	$6,663	$6,125

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $21.7 million as of June 30, 2023, and will be amortized over approximately 2.6 years.

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
As of June 30, 2023, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended June 30, 2023, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of June 30, 2023, the Warrant Transactions had not been exercised and remained outstanding.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of June 30, 2023), plus the interest accrued and the legal fees.
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
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent,

but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing a requests for POP review. The requests for POP review and rehearing were denied in March 2023.
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
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina. The motion was denied on April 8, 2023. On December 30, 2022, Truist filed a motion for leave to file counterclaims against USAA alleging patent infringement of U.S. Patent Nos. 7,336,813; 7,519,214; 8,136,721; and 9,760,797, which was granted on April 8, 2023. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the lawsuit. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint. On October 6, 2023, the parties filed a Notice of Settlement and Joint Motion and Stipulation of Dismissal. All claims and causes of action between the parties were dismissed with prejudice on October 10, 2023 in view of the settlement.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 Patent. Final written decisions are expected in mid-2024.
The Company incurred legal fees of $0.4 million and $1.1 million in the three and nine months ended June 30, 2023, respectively, related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and other comprehensive income (loss).
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
Both Parties have filed motions to compel further responses to written discovery requests. The motions will be heard on December 1, 2023. On September 29, 2023, the Parties reached an agreement to resolve the case. The terms of the agreement are to be completed on or before November 1, 2023, after which the Parties will dismiss their respective claims.
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
On September 13, 2023, Plaintiffs filed a Notice of Voluntary Dismissal. On September 14, 2023, the Court dismissed the lawsuit without prejudice, ending the litigation.
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

11. LEASES
Leases
The Company leases office and research and development facility leases under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of June 30, 2023, the weighted-average remaining lease term for the Company’s operating leases was 4.7 years and the weighted-average discount rate was 3.1%.
As of June 30, 2023, the Company had operating ROU assets of $4.3 million. As of June 30, 2023, total operating lease liabilities of $5.1 million were comprised of current lease liabilities of $2.1 million and non-current lease liabilities of $3.0 million. As of September 30, 2022, the Company had operating ROU assets of $5.2 million. As of September 30, 2022, total operating lease liabilities of $6.2 million were comprised of current lease liabilities of $2.1 million and non-current lease liabilities of $4.1 million.
The Company recognized $0.5 million and $0.6 million of operating lease costs in the three months ended June 30, 2023 and 2022, respectively. The Company recognized $1.5 million and $1.7 million of operating lease costs in the nine months ended June 30, 2023 and 2022, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and other comprehensive income (loss).
The Company paid $1.8 million in operating cash flows for operating leases in the nine months ended June 30, 2023.
Maturities of operating lease liabilities as of June 30, 2023 were as follows (amounts in thousands):

Operating leases
2023 - remaining	$562
2024	1,845
2025	636
2026	627
2027	632
2028	424
Thereafter	589
Total lease payments	5,315
Less: amount representing interest	(224)
Present value of future lease payments	$5,091

12. REVENUE CONCENTRATION
For the three months ended June 30, 2023, the Company derived revenue of $7.0 million from one customer, with such customer accounting for 16% of the Company’s total revenue. For the three months ended June 30, 2022, the Company derived revenue of $13.6 million from three customers, with such customers accounting for 14%, 10%, and 10% of the Company’s total revenue, respectively. For the nine months ended June 30, 2023, the Company derived revenue of $35.2 million from two customers, with such customers accounting for 15% and 11% of the Company’s total revenue, respectively. For the nine months ended June 30, 2022, the Company derived revenue of $16.9 million from one customer, with such customer accounting for 16% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $7.1 million and $5.3 million at June 30, 2023 and 2022, respectively.
International sales accounted for approximately 29% and 28% of the Company’s total revenue in the three months ended June 30, 2023 and 2022, respectively. For the nine months ended June 30, 2023 and 2022, international sales accounted for approximately 25% and 29% of the Company’s total revenue, respectively. From a geographic perspective, approximately 70% and 69% of the Company’s total long-term assets as of June 30, 2023 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 16% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2023 and September 30, 2022, respectively, are associated with the Company’s international subsidiaries.

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
The impact of the restatement on the Affected Quarterly Period as of and for the three and nine months ended June 30, 2022 is presented in the following tables:

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	As of June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$21,543	$—	$21,543
Short-term investments	49,531	—	49,531
Accounts receivable, net (iii)	29,618	(65)	29,553
Contract assets (i)	5,125	—	5,125
Prepaid expenses	3,078	—	3,078
Other current assets	3,194	—	3,194
Total current assets	112,089	(65)	112,024
Long-term investments	19,534	—	19,534
Property and equipment, net	3,802	—	3,802
Right-of-use assets (v)	5,484	189	5,673
Intangible assets, net	85,743	—	85,743
Goodwill (iv)	127,992	(829)	127,163
Deferred income tax assets (i)	12,993	564	13,557
Other non-current assets (iv), (vi)	6,959	(431)	6,528
Total assets	$374,596	$(572)	$374,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,981	$—	$3,981
Accrued payroll and related taxes	10,276	—	10,276
Accrued liabilities	4,432	(416)	4,016
Deferred revenue, current portion (ii)	13,220	427	13,647
Lease liabilities, current portion (v)	1,902	191	2,093
Acquisition-related contingent consideration (vi)	4,980	920	5,900
Restructuring accrual	1,807	—	1,807
Income taxes payable	1,332	—	1,332
Other current liabilities (iv), (vi)	1,858	—	1,858
Total current liabilities	43,788	1,122	44,910
Convertible senior notes	126,157	—	126,157
Deferred revenue, non-current portion	1,409	—	1,409
Lease liabilities, non-current portion	4,776	—	4,776
Deferred income tax liabilities, non current portion	19,227	—	19,227
Other non-current liabilities (iv), (vi)	1,923	(90)	1,833
Total liabilities	197,280	1,032	198,312
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 44,396,263 and 44,168,745 issued and outstanding, as of June 30, 2022 and September 30, 2021, respectively	44	—	44
Additional paid-in capital	211,212	—	211,212
Accumulated other comprehensive income (loss)	(17,856)	—	(17,856)

Accumulated deficit	(16,084)	(1,604)	(17,688)
Total stockholders’ equity	177,316	(1,604)	175,712
Total liabilities and stockholders’ equity	$374,596	$(572)	$374,024

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(amounts in thousands except per share data)

	Three Months Ended June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$19,820	$(305)	$19,515
Services and other (i), (ii)	19,513	167	19,680
Total revenue	39,333	(138)	39,195
Operating costs and expenses
Cost of revenue—software and hardware	508	—	508
Cost of revenue—services and other (b)	4,073	1,203	5,276
Selling and marketing	11,216	—	11,216
Research and development (b)	9,614	(1,203)	8,411
General and administrative	6,589	2	6,591
Amortization and acquisition-related costs (iv)	3,283	1,210	4,493
Restructuring costs	1,807	—	1,807
Total operating costs and expenses	37,090	1,212	38,302
Operating income	2,243	(1,350)	893
Interest expense	2,077	—	2,077
Other income, net (v)	89	—	89
Income before income taxes	255	(1,350)	(1,095)
Income tax benefit (i), (ii), (iii)	556	324	880
Net income (loss)	$811	$(1,026)	$(215)
Net income (loss) per share—basic	$0.02	$(0.02)	$(0.00)
Net income (loss) per share—diluted	$0.02	$(0.02)	$(0.00)
Shares used in calculating net income (loss) per share—basic	44,669	—	44,669
Shares used in calculating net income (loss) per share—diluted	45,224	—	45,224
Comprehensive (loss)
Net income (loss)	$811	$(1,026)	$(215)
Foreign currency translation adjustment	(13,595)	—	(13,595)
Unrealized (loss) on investments	909	—	909
Comprehensive (loss)	$(11,875)	$(1,026)	$(12,901)

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(amounts in thousands except per share data)

	Nine Months Ended June 30, 2022
	As Previously Reported	Total Adjustments	As Restated
Revenue
Software and hardware (i), (ii)	$54,545	$(1,435)	$53,110
Services and other (i), (ii)	51,975	93	52,068
Total revenue	106,520	(1,342)	105,178
Operating costs and expenses
Cost of revenue—software and hardware	1,196	—	1,196
Cost of revenue—services and other (b)	10,051	3,543	13,594
Selling and marketing	28,859	—	28,859
Research and development (b)	25,457	(3,543)	21,914
General and administrative	18,626	2	18,628
Amortization and acquisition-related costs (iv)	9,947	830	10,777
Restructuring costs	1,807	—	1,807
Total operating costs and expenses	95,943	832	96,775
Operating income	10,577	(2,174)	8,403
Interest expense	6,125	—	6,125
Other income (expense), net (v)	(8)	6	(2)
Income before income taxes	4,444	(2,168)	2,276
Income tax benefit (i), (ii), (iii)	504	564	1,068
Net income	$4,948	$(1,604)	$3,344
Net income per share—basic	$0.11	$(0.04)	$0.07
Net income per share—diluted	$0.11	$(0.04)	$0.07
Shares used in calculating net income per share—basic	44,721	—	44,721
Shares used in calculating net income per share—diluted	45,793	—	45,793
Comprehensive (loss)
Net income	$4,948	$(1,604)	$3,344
Foreign currency translation adjustment	(16,724)	—	(16,724)
Unrealized (loss) on investments	(189)	—	(189)
Comprehensive (loss)	$(11,965)	$(1,604)	$(13,569)

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
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
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and document Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. Our solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during digital transactions, allowing them to reduce risk and meet regulatory requirements. Our advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
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
Third Quarter Fiscal 2023 Highlights
•Revenue for the three months ended June 30, 2023 was $43.1 million, an increase of 10% compared to revenue of $39.2 million in the three months ended June 30, 2022.
•Net loss was $0.4 million, or $0.01 per diluted share, during the three months ended June 30, 2023, compared to net loss of $0.2 million, or $0.00 per share, during the three months ended June 30, 2022.
•Cash provided by operating activities was $28.1 million for the nine months ended June 30, 2023, compared to $16.0 million for the nine months ended June 30, 2022.
•We added new patents to our portfolio during the third quarter of fiscal 2023 bringing our total number of issued patents to 96 as of June 30, 2023. In addition, we have 18 domestic and international patent applications pending as of June 30, 2023.
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
Results of Operations
Comparison of the Three Months Ended June 30, 2023 and 2022

The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2023 and 2022 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022 As Restated	2023	2022 As Restated	$	%
Revenue
Software and hardware	$21,447	$19,515	50%	50%	$1,932	10%
Services and other	21,623	19,680	50%	50%	1,943	10%
Total revenue	$43,070	$39,195	100%	100%	$3,875	10%
Cost of revenue	5,712	5,784	13%	15%	(72)	(1)%
Selling and marketing	10,296	11,216	24%	29%	(920)	(8)%
Research and development	7,461	8,411	17%	21%	(950)	(11)%
General and administrative	11,588	6,591	27%	17%	4,997	76%
Amortization and acquisition-related costs	6,207	4,493	14%	11%	1,714	38%
Restructuring costs	14	1,807	—%	5%	(1,793)	(99)%
Interest expense	2,362	2,077	5%	5%	285	14%
Other income, net	925	89	2%	—%	836	939%
Income tax benefit (provision)	(783)	880	2%	2%	(1,663)	(189)%
Net loss	$(428)	$(215)	1%	1%	$(213)	(99)%
Revenue
Total revenue increased $3.9 million, or 10%, to $43.1 million in the three months ended June 30, 2023 compared to $39.2 million in the three months ended June 30, 2022. Software and hardware revenue increased $1.9 million, or 10%, to $21.4 million in the three months ended June 30, 2023 compared to $19.5 million in the three months ended June 30, 2022. This increase is primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $2.4 million, partially offset by a decline in revenue from our CheckReader™ and legacy identity verification software and hardware products of $0.5 million. Services and other revenue increased $1.9 million, or 10%, to $21.6 million in the three months ended June 30, 2023 compared to $19.7 million in the three months ended June 30, 2022. This increase is primarily due to higher SaaS revenue of $1.5 million as a result of the HooYu Acquisition and higher hosted mobile deposit transactional revenue of $1.5 million, partially offset by a decrease in transactional SaaS revenue of $1.1 million in the three months ended June 30, 2023 compared to the same period in 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue decreased $0.1 million, or 1%, to $5.7 million in the three months ended June 30, 2023 compared to $5.8 million in the three months ended June 30, 2022. As a percentage of revenue, cost of revenue decreased to 13% in the three months ended June 30, 2023 from 15% in the three months ended June 30, 2022. The decrease is primarily due to a decrease in transactional SaaS revenue during the three months ended June 30, 2023 compared to the same period in 2022.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $0.9 million, or 8%, to $10.3 million in the three months ended June 30, 2023 compared to $11.2 million in the three months ended June 30, 2022. As a percentage of revenue, selling and marketing expenses decreased to 24% in the three months ended June 30, 2023 from 29% in the three months ended June 30, 2022. The decrease in selling and marketing expense is primarily due to lower personnel-related costs of $0.6 million and lower product promotion and other costs of $0.3 million in the three months ended June 30, 2023 compared to the same period in 2022.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $1.0 million, or 11%, to $7.5 million in the three months ended June 30, 2023 compared to $8.4 million in the three months ended June 30, 2022. As a percentage of revenue, research and development expenses decreased to 17% in the three months ended June 30, 2023 from 21% in the three months ended June 30, 2022. The decrease in research and development expenses is primarily due to lower personnel-related costs of $1.5 million, partially offset by higher third-party contractor and other expenses of $0.5 million, in the three months ended June 30, 2023 compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $5.0 million, or 76%, to $11.6 million in the three months ended June 30, 2023 compared to $6.6 million in the three months ended June 30, 2022. As a percentage of revenue, general and administrative expenses increased to 27% in the three months ended June 30, 2023 from 17% in the three months ended June 30, 2022. The increase in general and administrative expenses is primarily due to higher audit and accounting fees of $2.2 million, third-party and professional fees of $1.9 million, software, information technology and other costs of $0.8 million, and allowance for uncollectible receivables of $0.4 million, during the three months ended June 30, 2023 compared to the same period in 2022. These increases were partially offset by decreases in personnel-related costs of $0.3 million in three months ended June 30, 2023 compared to the same period in 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $1.7 million, or 38%, to $6.2 million in the three months ended June 30, 2023 compared to $4.5 million in the three months ended June 30, 2022. As a percentage of revenue, amortization and acquisition-related costs increased to 14% in the three months ended June 30, 2023 from 11% in the three months ended June 30, 2022. The increase in amortization and acquisition-related costs is primarily an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D acquisition of $2.1 million relative to a decrease in the same period in 2022, during the three months ended June 30, 2023 compared to the same period in 2022. This increase was partially offset by a $0.4 million decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized as compared to the same period in 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $14,000 in the three months ended June 30, 2023 compared to $1.8 million in the three months ended June 30, 2022. As the restructuring plan was initially implemented in June 2022, restructuring costs decreased in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.4 million for the three months ended June 30, 2023 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.5 million of interest incurred. Interest expense was $2.1 million for the three months ended June 30, 2022 and consisted of $1.8 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $0.8 million, or 939%, to $0.9 million net income in the three months ended June 30, 2023 compared to $0.1 million net income in the three months ended June 30, 2022. The increase was primarily due to higher interest income net of amortization of $0.7 million and higher foreign currency exchange transactional gains of $0.1 million in the three months ended June 30, 2023 as compared to the same period in 2022.
Income Tax Benefit (Provision)
For the three months ended June 30, 2023, we recorded an income tax provision of $0.8 million which yielded an effective tax rate of 221%. For the three months ended June 30, 2022, we recorded an income tax benefit of $0.9 million, or an effective tax rate of 80%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended June 30, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision. The three months ended June 30, 2022 was also impacted by excess tax benefits of stock compensation.
Comparison of the Nine Months Ended June 30, 2023 and 2022
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2023 and 2022 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022 As Restated	2023	2022 As Restated	$	%
Revenue
Software and hardware	$73,083	$53,110	54%	50%	$19,973	38%
Services and other	61,813	52,068	46%	50%	9,745	19%
Total revenue	$134,896	$105,178	100%	100%	$29,718	28%
Cost of revenue	16,679	14,790	12%	14%	1,889	13%
Selling and marketing	29,434	28,859	22%	27%	575	2%
Research and development	22,504	21,914	17%	21%	590	3%
General and administrative	30,126	18,628	22%	18%	11,498	62%
Amortization and acquisition-related costs	15,302	10,777	11%	10%	4,525	42%
Restructuring costs	2,000	1,807	1%	2%	193	11%
Interest expense	6,662	6,125	5%	6%	537	9%
Other income (expense), net	1,719	(2)	1%	—%	1,721	86,050%
Income tax benefit (provision)	(4,437)	1,068	3%	1%	(5,505)	(515)%
Net income	$9,471	$3,344	7%	3%	$6,127	183%
Revenue
Total revenue increased $29.7 million, or 28%, to $134.9 million in the nine months ended June 30, 2023 compared to $105.2 million in the nine months ended June 30, 2022. Software and hardware revenue increased $20.0 million, or 38%, to $73.1 million in the nine months ended June 30, 2023 compared to $53.1 million in the nine months ended June 30, 2022 primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $20.5 million. The increase in sales of our Mobile Deposit® software product is primarily the result of an existing customer having entered into a significant Mobile Deposit® multiyear contract and the license revenue associated with the full contract term being recognized in the first quarter of fiscal 2023. This increase was partially offset by a decline in revenue from our CheckReader™ and legacy identity verification software and hardware products of $0.5 million. Services and other revenue increased $9.7 million, or 19%, to $61.8 million in the nine months ended June 30, 2023 compared to $52.1 million in the nine months ended June 30, 2022 primarily due to strong growth in SaaS revenue as a result of the HooYu acquisition of $7.3 million and higher hosted mobile deposit transactional revenue of $2.9 million, partially offset by a decrease in transactional SaaS revenue of $0.5 million compared to the same period in 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.9 million, or 13%, to $16.7 million in the nine months ended June 30, 2023 compared to $14.8 million in the nine months ended June 30, 2022. As a percentage of revenue, cost of revenue decreased to 12% in the nine months ended June 30, 2023 from 14% in the nine months ended June 30, 2022. The increase in cost of revenue is primarily due to an increase of $1.9 million in variable personnel, hosting and royalty costs as a result of the HooYu Acquisition.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.6 million, or 2%, to $29.4 million in the nine months ended June 30, 2023 compared to $28.9 million in the nine months ended June 30, 2022. As a percentage of revenue, selling and marketing expenses decreased to 22% in the nine months ended June 30, 2023 from 27% in the nine months ended June 30, 2022. The increase in selling and marketing expense is primarily due to higher product promotion and other costs of $0.9 million and increased travel and related expenses of $0.2 million, partially offset by decreased personnel-related costs of $0.5 million in the nine months ended June 30, 2023 compared to the same period in 2022.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $0.6 million, or 3%, to $22.5 million in the nine months ended June 30, 2023 compared to $21.9 million in the nine months ended June 30, 2022. As a percentage of revenue, research and development expenses decreased to 17% in the nine months ended June 30, 2023 from 21% in the nine months ended June 30, 2022. The increase in research and development expenses is primarily due to $2.2 million increase in costs associated with third-party contractors and $0.1 million increase in travel and related costs, partially offset by a $1.7 million decrease in personnel-related costs in the nine months ended June 30, 2023 compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $11.5 million, or 62%, to $30.1 million in the nine months ended June 30, 2023 compared to $18.6 million in the nine months ended June 30, 2022. As a percentage of revenue, general and administrative expenses increased to 22% in the nine months ended June 30, 2023 from 18% in the nine months ended June 30, 2022. The increase was primarily due to higher audit and accounting fees of $4.5 million, third-party and professional fees of $4.1 million, software and IT costs of $1.5 million, legal costs of $0.7 million, executive transition costs of $0.7 million and allowance for uncollectible receivables of $0.4 million during the nine months ended June 30, 2023 compared to the same period in 2022. The increases were partially offset by decreases in personnel-related costs of $0.4 million in the nine months ended June 30, 2023 compared to the same period in 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $4.5 million, or 42%, to $15.3 million in the nine months ended June 30, 2023 compared to $10.8 million in the nine months ended June 30, 2022. As a percentage of revenue, amortization and acquisition-related costs increased to 11% in the nine months ended June 30, 2023 from 10% in the nine months ended June 30, 2022. The increase in amortization and acquisition-related costs is primarily due to increased amortization expense associated with the HooYu Acquisition of $5.0 million and an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D Acquisition of $3.5 million relative to a decrease in the same period in 2022, during the nine months ended June 30, 2023 compared to the same period in 2022. These increases were partially offset by a $3.0 million decrease in acquisition-related costs as certain costs incurred in the prior year did not recur, and a $1.0 million decrease in amortization of intangible assets from previous acquisitions that had been fully amortized as compared to the same period in 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $2.0 million in the nine months ended June 30, 2023 compared to $1.8 million in the same period in 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes. Interest expense was $6.7 million for nine months ended June 30, 2023 and consisted of $5.6 million of amortization of debt discount and issuance costs and $1.1 million of interest incurred. Interest expense was $6.1 million for nine months ended June 30, 2022 and consisted of $5.2 million of amortization of debt discount and issuance costs and $0.9 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net increased $1.7 million, or 86,050%, to $1.7 million net income in the nine months ended June 30, 2023 compared to $2,000 net expense in the nine months ended June 30, 2022. The increase was primarily due to $1.6 million increase in interest income net of amortization and $0.3 million increase in realized gains on investments as compared to the same period in 2022. These increases were partially offset by $0.2 million increase in foreign currency exchange transactional losses as compared to the same period in 2022.

Income Tax Benefit (Provision)
For the nine months ended June 30, 2023, we recorded an income tax provision of $4.4 million, which yielded an effective tax rate of 32%. For the nine months ended June 30, 2022, we recorded an income tax benefit of $1.1 million, which yielded an effective tax rate of negative 47%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation, the impact of state taxes, and federal and state research and development credits on the tax provision. The nine months ended June 30, 2022 was also impacted by excess tax benefits of stock compensation.
Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On June 30, 2023, we had $131.0 million in cash and cash equivalents and investments compared to $101.0 million on September 30, 2022, an increase of $30.0 million, or 30%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Nine Months Ended June 30,
	2023	2022 As Restated
Cash provided by operating activities	$28,113	$16,013
Cash provided (used) by investing activities	25,621	(2,156)
Cash provided (used) by financing activities	1,315	(21,513)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the nine months ended June 30, 2023 was $28.1 million and resulted primarily from net income of $9.5 million and net non-cash charges of $21.6 million, partially offset by unfavorable changes in operating assets and liabilities of $3.0 million. Net cash provided by operating activities during the nine months ended June 30, 2022 was $16.0 million and resulted primarily from net income of $3.3 million and net non-cash charges of $24.0 million, partially offset by unfavorable changes in operating assets and liabilities of $11.3 million. The increase in cash provided by operating activities of $12.1 million during the nine months ended June 30, 2023 compared to nine months ended June 30, 2022 was primarily due to an increase in income taxes payable as we have utilized most of our net operating loss carryforwards of $9.8 million and an increase in accounts payable and other assets of $2.3 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $25.6 million during the nine months ended June 30, 2023, which consisted primarily of net sales and maturities of investments of $26.3 million, partially offset by capital expenditures of $0.7 million. Net cash used in investing activities was $2.2 million during the nine months ended June 30, 2022, which consisted primarily of acquisitions, net of cash acquired of $126.6 million and capital expenditures of $0.9 million, partially offset by net sales and maturities of investments of $125.4 million. The increase in cash provided by investing activities of $27.8 million during the nine months ended June 30, 2023 compared to nine months ended June 30, 2022 was primarily due to a decrease in cash paid for business acquisitions, net of cash acquired of $126.6 million, partially offset by a decrease in net sales of investments of $99.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.3 million during the nine months ended June 30, 2023, primarily due to $1.4 million of net proceeds from the issuance of equity plan Common Stock. Net cash used in financing activities was $21.5 million during the nine months ended June 30, 2022, primarily due to $14.8 million in repurchases and retirements of our Common Stock. The increase in cash provided by financing activities of $22.8 million during the nine months ended June 30, 2023 compared to nine months ended June 30, 2022 was primarily due to the expiration of the share repurchase program in June 2022 of $14.8 million and the payment of acquisition-related consideration of $6.8 million and loans made to non-executive employees of $1.0 million, which did not recur in the nine months ended June 30, 2023.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The

Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”) and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended March 31, 2023 (“Q2 Form 10-Q”) and its Form 10-Q for the quarter ended June 30, 2023 (“Q3 Form 10-Q”). The Company filed its Form 10-K with the SEC on July 31, 2023, its Q1 Form 10-Q with the SEC on September 6, 2023, and its Q2 Form 10-Q with the SEC on September 29, 2023. As of June 30, 2023, the Company was not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-K, Q1 Form 10-Q, Q2 Form 10-Q, and Q3 Form 10-Q. As of October 26, 2023, the Company is in compliance with the covenants in the Indenture as all of its required annual and quarterly reports have been filed with the SEC.
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
As of October 26, 2023, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.

Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program was completed during the second quarter of fiscal 2022 and as such the Company made no purchases during the three months ended June 30, 2022. The Company made purchases of $14.8 million, or approximately 886,204 shares, during the nine months ended June 30, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
Other Liquidity Matters
On June 30, 2023, we had investments of $43.5 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At June 30, 2023, we had $40.7 million of our available-for-sale securities classified as current and $2.8 million of our available-for-sale securities classified as long-term. At September 30, 2022, we had $58.3 million of our available-for-sale securities classified as current and $10.6 million of our available-for-sale securities classified as long-term.
We had working capital of $124.5 million at June 30, 2023 compared to $88.6 million at September 30, 2022. We do not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.
Changes in Critical Accounting Estimates
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
There have been no material changes to our critical accounting estimates from those disclosed in our 2022 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2022 Annual Report. Except as described below, there has been no material change in this information as of June 30, 2023.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2023, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $43.5 million, representing 10% of our total assets.

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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three months ended June 30, 2023 or 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2023 due to the material weaknesses discussed below.
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
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended June 30, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
Aside from the matters as set forth above, there has been no change in our internal control over financial reporting during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2023, that were not previously disclosed in a Current Report on Form 8-K.

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

October 26, 2023	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Fuad Ahmad
Fuad Ahmad
Interim Chief Financial Officer (Interim Principal Financial and Accounting Officer)