Form 10-K
period 2023-09-30
MITEK SYSTEMS INC
filed 2024-03-19
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2023

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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the Nasdaq Capital Market, was approximately $428,814,692. Shares of stock held by officers and directors have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant does not have any non-voting stock issued or outstanding.
There were 46,790,611 shares of the registrant’s common stock outstanding as of March 12, 2024.

DOCUMENTS INCORPORATED BY REFERENCE
None.

MITEK SYSTEMS, INC.
FORM 10-K
For The Fiscal Year Ended September 30, 2023

IMPORTANT NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains “forward-looking statements” that are often identified by the use of future events and future results that are subject to the safe harbors created under the meaning, that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements.
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
•the impact of geopolitical events;
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
i

PART I

ITEM 1.    BUSINESS.

Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and meet Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. The Company’s solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during numerous stages of the customer lifecycle, allowing them to reduce risk and meet regulatory requirements. The Company’s advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers, provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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
Product and Technology Overview
Technology
During the twelve months ended September 30, 2023, we had one operating segment: the development, sale, and service of our proprietary software solutions related to mobile image capture and identity verification.
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
Products
Mobile Deposit®
Mitek’s Mobile Deposit® solution is used today by millions of consumers in the United States and Canada for mobile check deposit. Mobile Deposit® enables individuals and businesses to remotely deposit checks using their camera-equipped smartphone or tablet. Mobile Deposit® is embedded within the financial institutions’ digital banking apps used by consumers and now processes more than one billion check deposits annually. Mitek began selling Mobile Deposit® in early 2008 and received its first patent for this product in August 2010.
Mobile Deposit® allows consumers to take photographs of the front and back of a check and then remotely deposit the check all within their financial institution’s mobile banking app. Mitek delivers a simple and easy user experience with our proprietary mobile automatic capture which assists users in capturing a high quality image of a check by holding their mobile device over the check.

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
As more interactions move online, passwords are a challenging and a highly imperfect solution for granting account access to customers. Asking trusted customers to re-assert their identity at every touchpoint only leads to frustration and abandonment and passwords leave customers vulnerable to identity theft and account takeover attacks. The availability, simplicity, and convenience of biometrics on consumer devices has opened the door for organizations in all industries to transform the trusted customer experience. MiPass® strengthens a business’s trust in a consumer’s real-world identity using a sophisticated combination of biometrics that are extremely difficult to falsify – face, liveness detection, and voice allowing organizations to replace passwords and one-time passcodes with biometric authentication that can be easily embedded into existing platforms and customer experiences.
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
As of September 30, 2023, the U.S. Patent and Trademark Office has issued us 100 patents with expiration dates ranging from 2026 through 2037 and we have filed for 20 additional domestic and international patents. In addition, we generally enter into confidentiality agreements with certain employees.
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
During each of the last few years, sales of licenses to one or more channel partners have comprised a significant portion of our revenue each year. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we do not believe such a loss would adversely affect our operations because either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop.
We have a growing number of competitors in the mobile image capture and identity verification industry, many of which have greater financial, technical, marketing, and other resources. However, we believe our patented mobile image capture and identity verification technology, our growing portfolio of products and coverage for the financial services industry and our market expertise gives us a distinct competitive advantage. To remain competitive, we will continue to offer products that are attractive to the consumer as well as being compliant, accurate, and convenient. To help us remain competitive, we intend to further our investment in research and development as well as partnering with other technology providers.
Competition
The market for our products and solutions is intensely competitive, subject to rapid change, and significantly affected by the introduction of new products or technologies and other market activities of industry participants. We face direct and indirect competition from a broad range of competitors who offer a variety of products and solutions to our current and potential customers. Our principal competition comes from: (i) customer-developed solutions; (ii) companies offering alternative methods of identity verification; (iii) companies offering competing technologies capable of mobile remote deposit capture or authenticating identity documents and facial photo comparison; and (iv) alternate forms of user authentication, including face and voice recognition.
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
Our products are compliant with Service-Oriented Architecture standards and compete, to various degrees, with products produced by a number of substantial competitors. Competition among product providers in this market generally focuses on price, accuracy, reliability, global coverage, and technical support. We believe our primary competitive advantages in this market are: (i) our mobile auto image capture user experience used by millions of consumers; (ii) our patented data science; (iii) scalability; and (iv) an architectural software design that allows our products to be more readily modified, improved with added functionality, and configured for new products, thereby allowing our software to be easily upgraded.
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
Human Capital Resources
As of September 30, 2023, we had 590 employees, 160 in the U.S. and 430 internationally, 573 of which are full time. Our total employee base consists of 329 sales and marketing, professional services, and document review employees, 189 research and development and support employees, and 72 employees in executive, finance, network administration, and other capacities. In addition, we engaged various consultants in the areas of research and development, product development, finance, and marketing during fiscal year 2023. We have never had a work stoppage and none of our employees are represented by a labor organization. Substantially all of our employees, other than a certain number of our executive officers and employees with customary employment arrangements within Europe, are at will employees, which means that each employee can terminate his or her relationship with us and we can terminate our relationship with him or her at any time. We offer industry competitive wages and benefits and are committed to maintaining a workplace environment that promotes employee productivity and satisfaction. We consider our relations with our employees to be good. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. We continue to focus on building a pipeline for talent to create more opportunities for workplace diversity and to support greater representation within the Company.
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
•Our restated certificate of incorporation and third amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
•The market price of our common stock has been volatile and your investment in our stock could suffer a decline in value.
•Because we do not intend to pay cash dividends, our stockholders will benefit from an investment in our common stock only if our stock price appreciates in value.
•As a result of our failure to timely file this Annual Report on Form 10-K for year ended September 30, 2023, and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
•Our third amended and restated bylaws provide that a state or federal court located within in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer and at no time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not the Company’s specific mobile deposit features. USAA and Wells Fargo subsequently reached a settlement, and on April 1, 2021, the Court granted the parties’ joint motion and stipulation of dismissal of the Wells Lawsuits with prejudice.
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
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and the ’090 Patent (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The court held another hearing on USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds, and once again granted USAA’s motion to dismiss on February 23, 2023. The Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed, and the Company is awaiting oral argument. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
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
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing and requests for POP review. The requests for POP review and for rehearing were denied in March 2023.

On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the PNC Lawsuits. While the Company’s IPR petitions were mentioned in the complaint, the Company was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent the Company an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC Bank and PNC Lawsuits, the Company does not believe it is obligated to indemnify BBVA. On June 6, 2022, the Court granted the parties’ request to administratively close the case and stay all deadlines in view of the pending appeal in the PNC Lawsuits.
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina. The motion was denied on April 8, 2023. On December 30, 2022, Truist filed a motion for leave to file counterclaims against USAA alleging patent infringement of U.S. Patent Nos. 7,336,813; 7,519,214; 8,136,721; and 9,760,797, which was granted on April 8, 2023. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the lawsuit. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint. On October 6, 2023, the parties filed a Notice of Settlement and Joint Motion and Stipulation of Dismissal. All claims and causes of actions between the parties were dismissed with prejudice on October 10, 2023 in view of the settlement.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 Patent. In view of the settlement between USAA and Truist, the IPRs were withdrawn.
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
Although we generated net income for the twelve months ended September 30, 2022, 2021, and 2020, operations resulted in a net loss of $0.7 million and $11.8 million for the twelve months ended September 30, 2019, 2018, respectively. We may continue to incur significant losses for the foreseeable future which may limit our ability to fund our operations and we may not generate income from operations in the future. As of September 30, 2023, September 30, 2022, and September 30, 2021, we had an accumulated deficit of $9 million, $17 million, and $6 million, respectively. Our future profitability depends upon many factors, including several that are beyond our control. These factors include, without limitation:
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
In the United States, many state legislatures have adopted legislation that regulates how businesses operate online, including measures relating to privacy, data security and data breaches. Laws in all states require businesses to provide notice to customers whose personally identifiable information has been disclosed as a result of a data breach. The laws are not consistent, and compliance in the event of a widespread data breach is costly. Further, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements. For example, California enacted the California Consumer Privacy Act (the “CCPA”) on June 28, 2018, which went into effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used by requiring covered companies to provide new disclosures to California consumers (as that term is broadly defined) and provides such consumers new ways to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. The California Privacy Rights Act (the “CPRA”) revised and expanded the CCPA, adding additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The CPRA was in full effect as of January 1, 2023. Similar laws passed in Virginia, Colorado, Connecticut, and Utah took effect in 2023. Additionally, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee and Texas have adopted privacy laws, which take effect from July 1, 2024 through 2026. Additional U.S. states have enacted, or are considering, similar data privacy laws. We cannot fully predict the impact of these state laws, including the California Legislation, on our business or operations, but it may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We expect that new legislation proposed or enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts.
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
Further, a change in a majority of the Board may, under certain circumstances, result in a change of control under certain employment agreements we have with our executive management and our 2002 Stock Option Plan, 2010 Stock Option Plan, Amended and Restated 2012 Incentive Plan, Amended and Restated 2020 Incentive Plan, Director Restricted Stock Unit Plan, and any equity based awards issued thereunder. Pursuant to the agreements and awards, certain payments and vesting provisions may be triggered following a change of control, conditioned upon a qualifying termination that occurs within 12 months of any such change of control.
Our corporate documents and the Delaware General Corporation Law (the “DGCL”) contain provisions that could discourage, delay, or prevent a change in control of our company, prevent attempts to replace or remove current management, and reduce the market price of our stock.
Provisions in our restated certificate of incorporation and third amended and restated bylaws may discourage, delay, or prevent a merger or acquisition involving us that our stockholders may consider favorable. For example, our restated certificate of incorporation authorizes our Board to issue up to one million shares of “blank check” preferred stock. As a result, without further stockholder approval, the Board has the authority to attach special rights, including voting and dividend rights, to this preferred stock. With these rights, preferred stockholders could make it more difficult for a third-party to acquire us. We are also subject to the anti-takeover provisions of the DGCL. Under these provisions, if anyone becomes an “interested stockholder,” we may not enter into a “business combination” with that person for three years without special approval, which could discourage a third-party from making a takeover offer and could delay or prevent a change in control of us. An “interested stockholder” is, generally, a stockholder who owns 15% or more of our outstanding voting stock or an affiliate of ours who has owned 15% or more of our outstanding voting stock during the past three years, subject to certain exceptions as described in the DGCL.
Our restated certificate of incorporation and third amended and restated bylaws provide for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.
Pursuant to our restated certificate of incorporation and third amended and restated bylaws and as authorized under applicable Delaware law, our directors and officers are not liable for monetary damages for breaches of fiduciary duties, except for liability (i) for any breach of the director’s duty of loyalty to the Company or its stockholders; (ii) for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the DGCL; or (iv) for any transaction from which the director derived an improper personal benefit.
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
The market price of our common stock has experienced significant price and volume fluctuations. For example, during the three year period ended September 30, 2023, the closing price of our common stock ranged from $8.45 to $23.03. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the common stock of technology companies and that have often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock caused by changes in our operating performance or prospects and other factors.
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
As a result of our failure to timely file this Annual Report on Form 10-K for year ended September 30, 2023, and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.
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

As a result of our failure to timely file this Annual Report on Form 10-K for year ended September 30, 2023, and our Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, we are currently ineligible to file new short form registration statements on Form S-3. In addition, if we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations.
Our third amended and restated bylaws provide that a state or federal court located within in the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
Our third amended and restated bylaws provide that, unless we consent to an alternative forum, a state or federal court located within the state of Delaware will be the sole and exclusive forum for: (a) any derivative action or proceeding brought on our behalf; (b) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (c) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, or (d) any action asserting a claim governed by the internal affairs doctrine. Our Bylaws also provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to this choice of forum provision. The foregoing choice of forum provision is not intended to apply to any actions brought under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. However, our Bylaws do not relieve us of our duties to comply with federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.
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
We have in the past and may in the future fail to comply with the Nasdaq listing requirements, including the continued listing requirement to timely file all required periodic financial reports with the SEC. As of the date of the filing of this Form 10-K, we have not yet filed our Form 10-Q for the quarterly period ended December 31, 2023. If our common stock ceases to be listed for trading on Nasdaq for any reason, it may harm our stock price, increase the volatility of our stock price, decrease the level of trading activity and make it more difficult for investors to buy or sell shares of our common stock. Our failure to maintain listing on Nasdaq may constitute an event of default under our outstanding indebtedness, including our convertible notes due 2026, and any future indebtedness, which would accelerate the maturity date of such debt or trigger other obligations. In addition, certain institutional investors that are not permitted to own securities of non-listed companies may be required to sell their shares adversely affecting the market price of our common stock. If we are not listed on Nasdaq, we will be limited in our ability to raise additional capital we may need.
On August 11, 2022, we were notified by Nasdaq that we were not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires that a listed company timely file all required periodic financial reports with the SEC as a result of our failure to file our Quarterly Report on Form 10-Q for the period ended June 30, 2022. We submitted a plan to regain compliance on October 12, 2022 and on October 18, 2022, we received an exception of 180 days from the date the filing was due to regain compliance. On October 28, 2022, we filed our Quarterly Report on Form 10-Q for the period ended June 30, 2022 and regained compliance.
On December 16, 2022, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Annual Report on Form 10-K for the fiscal year ended September 30, 2022 (the “FY’22 Form 10-K”). We submitted an initial plan of compliance to Nasdaq on February 9, 2023.
On February 16, 2023, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2022 (the “Q1 Form 10-Q”) and our then-continuing delinquency to file our FY’22 Form 10-K. On March 1, 2023, we submitted to Nasdaq an update to our previously submitted plan of compliance. On March 15, 2023, we received an exception from Nasdaq allowing us until June 12, 2023 (the

“Compliance Deadline”), or 180 days from the initial due date of the FY’22 Form 10-K, to regain compliance by filing the FY’22 Form 10-K and Q1 Form 10-Q.
On May 12, 2023, we were notified by Nasdaq that we were not in compliance with the Nasdaq requirement that a company shall timely file all required period financial reports with the SEC as a result of our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2023 (the “Q2 Form 10-Q”) and our then-continuing delinquency to file our FY’22 Form 10-K and Q1 Form 10-Q. On May 26, 2023, we submitted to Nasdaq another update to our previously submitted plan of compliance.
As our FY’22 Form 10-K and our Q1 Form 10-Q and Q2 Form 10-Q were not filed by the Compliance Deadline, on June 13, 2023, we received a Staff Delisting Determination from the Listing Qualifications Department of The Nasdaq Stock Market, LLC notifying us that the Nasdaq Listing Qualifications Department (the “Staff”) has initiated a process to delist our securities from Nasdaq as a result of us not being in compliance with the Listing Rule. On August 10, 2023, we presented our plan to regain compliance with the Listing Rule to the Nasdaq Hearings Panel (the “Panel”).
Subsequently, on August 14, 2023, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 (the “Q3 Form 10-Q”).
On August 16, 2023, we received a decision from the Panel granting our request for continued listing on the Nasdaq Capital Market, subject to us demonstrating compliance with the Listing Rule on or before October 13, 2023, and certain other conditions.
We filed the FY’22 Form 10-K on July 31, 2023, the Q1 Form 10-Q on September 6, 2023, and the Q2 Form 10-Q on September 29, 2023. On October 9, 2023, we notified the Panel that we determined it was necessary to seek an extension to file the Q3 Form 10-Q. On October 12, 2023, we were notified that the Panel had granted our request for the extension, providing us until November 3, 2023 to file the Q3 Form 10-Q. We filed the Q3 Form 10-Q on October 26, 2023.
By letter dated November 6, 2023, the Panel notified us that we had regained compliance with the Listing Rule and that the Panel determined to monitor our compliance with the Listing Rule through November 6, 2024, in accordance with Nasdaq Listing Rule 5815(d)(4)(B) (the “Panel Monitor”).
On December 18, 2023, we were notified by Nasdaq that we were not in compliance with the Listing Rule as a result of our failure to file our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 and as we are subject to the Panel Monitor, the Staff promptly issued a delisting determination. We requested a hearing with the Panel and on January 17, 2024, we received a notice from the Panel notifying us that the Panel has granted our request to extend the automatic stay of suspension of our common stock from Nasdaq pending our hearing before the Panel scheduled for March 19, 2024 and a final determination regarding our listing status.
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
In the course of preparing our financial statements for fiscal 2023 and 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. See Part II, Item 9A “Controls and Procedures” for additional information about these material weaknesses and our remediation efforts.
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
We are highly dependent on the key members of our management team and other key technical personnel. If we were to lose the services of one or more of our key personnel, or if we fail to attract and retain additional qualified personnel, it could materially and adversely affect our business. Furthermore, recruiting and retaining qualified highly skilled engineers involved in the ongoing development required to refine our technologies and introduce future products is critical to our success. We may be unable to attract, assimilate, and retain qualified personnel on acceptable terms given the competition within the high technology industry. We do not have any employment agreements providing for a specific term of employment with any member of our senior management. We do not maintain “key man” insurance policies on any of our officers or employees. We have granted and plan to grant restricted stock units or other forms of equity awards as a method of attracting and retaining employees, motivating performance and aligning the interests of employees with those of our stockholders. As of September 30, 2023, we had 1,425,042 shares of common stock available for issuance pursuant to future grants of equity awards under our existing equity compensation plans, which may limit our ability to provide equity incentive awards to existing and future employees. If we are unable to adopt, implement and maintain equity compensation arrangements that provide sufficient incentives, we may be unable to retain our existing employees and attract additional qualified candidates. If we are unable to retain our existing employees, including qualified technical personnel, and attract additional qualified candidates, our business and results of operations could be adversely affected.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS.
None.

ITEM  1C.    CYBERSECURITY.
Not applicable for the fiscal year ended on September 30, 2023.

ITEM  2.    PROPERTIES.
Our principal executive offices are located in approximately 29,000 square feet of office space in San Diego, California and the term of the lease continues through June 30, 2024.
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
Common Stock
Our common stock, $0.001 par value, is traded on the Nasdaq Capital Market under the ticker symbol “MITK.” The closing sales price of our common stock on March 12, 2024 was $11.86. As of March 12, 2024, there were 226 stockholders of record of our common stock and an undetermined number of beneficial owners.
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
The following graph and table compare the cumulative total stockholder return data for our common stock from September 30, 2018 through September 30, 2023 to the cumulative return over such period of (i) a broad market index, the Nasdaq Composite Index and (ii) an industry index, the Nasdaq-100 Technology Sector Index. The graph and table assume that $100 was invested in our common stock at $7.05 per share on September 30, 2018, and in each of the referenced indices, and assumes reinvestment of all dividends. The stock price performance on the following graph and table is not necessarily indicative of future stock price performance.
Comparison of 5 Year Cumulative Total Return
Among Mitek Systems, Inc., the Nasdaq Composite Index and the Nasdaq-100 Technology Sector Index

The graph above reflects the following values:

	2018	2019	2020	2021	2022	2023
MITK	$100.00	$136.88	$180.71	$262.41	$129.93	$152.06
Nasdaq Composite	$100.00	$99.42	$138.79	$179.57	$131.43	$164.29
Nasdaq-100 Technology Sector Index	$100.00	$110.31	$147.99	$198.97	$132.32	$183.54

Unregistered Sales of Securities

On February 14, 2023, we sold 71,135 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our Employee Stock Purchase Plan (“ESPP”) in a transaction exempt from registration under the Securities Act in reliance on Regulation S thereunder, Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. The shares were sold at $8.39 per share, which was equal to 85% of the fair market value of a share of the Common Stock on the exercise date, totaling $596,823 in proceeds.
On August 15, 2023, we sold 49,760 shares of our Common Stock to officers and employees of the Company and our subsidiaries pursuant to our ESPP in a transaction exempt from registration under Securities Act in reliance on Regulation S thereunder, Section 4(a)(2) thereof and Rule 506 of Regulation D thereunder. The shares were sold at $8.288 per share, which was equal to 85% of the fair market value of a share of the Common Stock on the offering date, totaling $412,411 in proceeds.

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
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and meet Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. The Company’s solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during numerous stages of the customer lifecycle, allowing them to reduce risk and meet regulatory requirements. The Company’s advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers, provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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
Fiscal Year 2023 Highlights

•Revenues for the twelve months ended September 30, 2023 were $172.6 million, an increase of 19% compared to revenues of $144.8 million for the twelve months ended September 30, 2022.
•Net income was $8.0 million, or $0.17 per diluted share, for the twelve months ended September 30, 2023, compared to a net income of $3.7 million, or $0.08 per diluted share, for the twelve months ended September 30, 2022.
•Cash provided by operating activities was $31.6 million for the twelve months ended September 30, 2023, compared to $21.1 million for the twelve months ended September 30, 2022.
•During fiscal 2023 the total number of financial institutions licensing our technology continued to exceed 7,900.
•We added new patents to our portfolio during fiscal year 2023, bringing our total number of issued patents to 100 as of September 30, 2023. In addition, we had 20 patent applications outstanding as of September 30, 2023.
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
Results of Operations
Comparison of the Twelve Months Ended September 30, 2023 and 2022
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2023 compared to the twelve months ended September 30, 2022 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022	2023	2022	$	%
Revenue
Software and hardware	$88,374	$72,928	51%	50%	15,446	21%
Services and other	84,178	71,876	49%	50%	12,302	17%
Total revenue	$172,552	$144,804	100%	100%	27,748	19%
Cost of revenue	22,951	20,008	13%	14%	2,943	15%
Selling and marketing	40,551	38,841	24%	27%	1,710	4%
Research and development	28,988	30,192	17%	21%	(1,204)	(4)%
General and administrative	43,338	26,591	25%	18%	16,747	63%
Amortization and acquisition-related costs	19,046	15,172	11%	10%	3,874	26%
Restructuring costs	2,114	1,800	1%	1%	314	17%
Interest expense	9,063	8,232	5%	6%	831	10%
Other income (expense), net	3,840	(366)	2%	—%	4,206	1,149%
Income tax benefit (provision)	(2,314)	92	(1)%	—%	(2,406)	(2,615)%
Net income	8,027	3,694	5%	3%	4,333	117%
Revenue
Total revenue increased $27.7 million, or 19%, to $172.6 million in 2023 compared to $144.8 million in 2022. Software and hardware revenue increased $15.4 million, or 21%, to $88.4 million in 2023 compared to $72.9 million in 2022. This increase is primarily due to an increase in sales of our Mobile Deposit® and IDLive® software products of $17.3 million. The increase in sales of our Mobile Deposit® product is primarily the result of an existing customer having entered into a significant multiyear Mobile Deposit® contract and the license revenue associated with the full contract term being recognized in the first quarter of fiscal 2023. The increase was partially offset by a decrease in revenue from our CheckReader™ and legacy identify verification software and hardware products of $1.8 million. Services and other revenue increased $12.3 million, or 17%, to $84.2 million in 2023 compared to $71.9 million in 2022. This increase is primarily due to strong growth in SaaS revenue as a result of the HooYu Acquisition, and to a lesser extent an increase in maintenance revenue associated with Mobile Deposit® software sales and transactional revenue in 2023 compared to 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $2.9 million, or 15%, to $23.0 million in 2023 compared to $20.0 million in 2022. As a percentage of revenue, cost of revenue decreased to 13% in 2023 from 14% in 2022. The increase in cost of revenue is primarily due to an increase in variable personnel, hosting, and royalty costs associated with the HooYu Acquisition.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.7 million, or 4%, to $40.6 million in 2023 compared to $38.8 million in 2022. As a percentage of revenue, selling and marketing expenses decreased to 24% in 2023 from 27% in 2022. The increase in selling and marketing expense is primarily due to higher product promotion and other costs of $1.2 million, higher travel and related expenses of

$0.4 million, and higher personnel-related costs of $0.1 million in 2023 compared to 2022.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses decreased $1.2 million, or less than 1%, to $29.0 million in 2023 compared to $30.2 million in 2022. As a percentage of revenue, research and development expenses decreased to 17% in 2023 from 21% in 2022. The decrease in research and development expenses is primarily due to lower personnel-related costs of $2.2 million, partially offset by higher costs associated with third-party contractors of $0.6 million and higher travel and related expenses of $0.4 million in 2023 compared to 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration and information technology functions, as well as third-party legal, accounting, and other administrative costs. General and administrative expenses increased $16.7 million, or 63%, to $43.3 million in 2023 compared to $26.6 million in 2022. As a percentage of revenue, general and administrative expenses increased to 25% in 2023 from 18% in 2022. The increase in general and administrative expenses is primarily due to higher third-party and professional fees of $7.3 million, audit and accounting fees of $5.9 million, software and IT costs of $1.8 million, legal costs of $0.8 million, executive transition costs of $0.7 million, and allowance for uncollectible receivables of $0.4 million in 2023 compared to 2022. The overall increase in general and administrative expenses was partially offset by decreased personnel-related costs of $0.2 million in 2023 compared to 2022.
Amortization and Acquisition-Related Costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs increased $3.8 million, or 26%, to $19.0 million in 2023 compared to $15.2 million in 2022. As a percentage of revenue, amortization and acquisition-related costs were consistent at 11% in 2023 and 2022. The increase in amortization and acquisition-related costs is primarily due to amortization of intangibles associated with the HooYu Acquisition of $5.3 million and an increase in the fair value of the contingent consideration liability associated with the ID R&D Acquisition of $3.4 million in 2023 compared to 2022. These increases were partially offset by a decrease in expenses associated with the HooYu Acquisition of $3.0 million and a decrease in amortization expense of intangibles related to previous acquisitions that were fully amortized of $1.9 million in 2023 compared to 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. In order to streamline the organization and focus resources going forward, we undertook strategic restructurings in November and June of 2022, which included reductions in our workforce. Restructuring costs incurred in were $2.1 million and $1.8 million in 2023 and 2022, respectively.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon and special interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $9.1 million in 2023 and consisted of $7.6 million of amortization of debt discount and issuance costs and $1.6 million of interest incurred. Interest expense was $8.2 million in 2022 and consisted of $7.0 million of amortization of debt discount and issuance costs and $1.2 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $4.2 million, to net income of $3.8 million in 2023 compared to net expense of $0.4 million in 2022, primarily due to higher interest income net of amortization of $2.5 million, a favorable outcome in the Instacart Lawsuit (as defined below) of $1.4 million, and higher realized gains on the sale of marketable securities of $0.3 million in 2023 compared to 2022.
Income Tax Benefit (Provision)
The income tax provision for 2023 was $2.3 million which yielded an effective tax rate of 22% compared to an income tax benefit of $0.1 million which yielded an effective tax rate of negative 3% in 2022. The income tax provision for 2023 is primarily due to our positive net income for the year. Our effective tax rate for fiscal year 2023 was higher than the U.S. federal statutory rate of 21% due to the impact of non deductible expenses and of foreign and state taxes on our tax provision.

Results of Operations
Comparison of the Twelve Months Ended September 30, 2022 and 2021
The following table summarizes certain aspects of our results of operations for the twelve months ended September 30, 2022 compared to the twelve months ended September 30, 2021 (in thousands, except percentages):

	Twelve Months Ended September 30,
			Percentage of Total Revenue		Increase (Decrease)
	2022	2021	2022	2021	$	%
Revenue
Software and hardware	$72,928	$60,069	50%	50%	12,859	21%
Services and other	71,876	59,728	50%	50%	12,148	20%
Total revenue	$144,804	$119,797	100%	100%	25,007	21%
Cost of revenue	20,008	14,540	14%	12%	5,468	38%
Selling and marketing	38,841	32,497	27%	27%	6,344	20%
Research and development	30,192	28,042	21%	23%	2,150	8%
General and administrative	26,591	22,490	18%	19%	4,101	18%
Amortization and acquisition-related costs	15,172	8,951	10%	7%	6,221	70%
Restructuring costs	1,800	—	1%	—%	1,800	100%
Interest expense	8,232	5,129	6%	4%	3,103	60%
Other income (expense), net	(366)	654	—%	1%	(1,020)	(156)%
Income tax benefit (provision)	92	(824)	—%	(1)%	916	(111)%
Net income	3,694	7,978	3%	7%	(4,284)	(54)%
Revenue
Total revenue increased $25.0 million, or 21%, to $144.8 million in 2022 compared to $119.8 million in 2021. Software and hardware revenue increased $12.9 million, or 21%, to $72.9 million in 2022 compared to $60.1 million in 2021. This increase is primarily due to an increase in sales of our Mobile Deposit®, CheckReader™, and IDLive® software products. The increase was partially offset by a decrease in revenue from our ID_CLOUD™ software and hardware products. Services and other revenue increased $12.1 million, or 20%, to $71.9 million in 2022 compared to $59.7 million in 2021. This increase is primarily due to strong growth in Mobile Verify® transactional SaaS revenue and SaaS revenue as a result of the HooYu Acquisition, as well as an increase in maintenance revenue associated with Mobile Deposit® software sales and hosted mobile deposit transactional revenue in 2022 compared to 2021.
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

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third-party contractor expenses, and other headcount-related costs associated with software engineering and mobile image capture science. Research and development expenses increased $2.2 million, or 8%, to $30.2 million in 2022 compared to $28.0 million in 2021. As a percentage of revenue, research and development expenses decreased to 21% in 2022 from 23% in 2021. The increase in research and development expenses is primarily due to higher personnel-related costs resulting from our increased headcount of $3.6 million and higher travel and related expenses of $0.2 million, partially offset by lower third-party contractor and other expenses of $1.6 million in 2022 compared to 2021.
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
Income Tax Benefit (Provision)
The income tax benefit for 2022 was $0.1 million which yielded an effective tax rate of negative 3% compared to an income tax provision of $0.8 million which yielded an effective tax rate of 9% in 2021. Our effective tax rate for fiscal year 2022 was lower than the U.S. federal statutory rate of 21% due to excess tax benefits resulting from the exercise of stock options and vesting of restricted stock awards, the impact of foreign and state taxes, the impact of certain permanent items on its tax provision, and the impact of federal and state research and development credits on our tax provision.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our current sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes. On September 30, 2023, we had $134.9 million in cash and cash equivalents and investments compared to $101.0 million on September 30, 2022, an increase of $33.9 million, or 34%. The increase in cash and cash equivalents and investments is primarily due to cash flows from operations of $31.6 million and net proceeds from the issuance of our common stock, par value $0.001 per share (“Common Stock”) under the Mitek Systems, Inc. Amended and Restated 2020 Incentive Plan (the “2020 Plan”) of $1.7 million.
In summary, our cash flows from continuing operations were as follows (dollars in thousands):

	Twelve Months Ended September 30,
	2023	2022	2021
Cash provided by operating activities	$31,586	$21,119	$37,341
Cash (used) provided by investing activities	(6,784)	1,700	(170,488)
Cash (used) provided by financing activities	1,701	(21,143)	143,680
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, non-cash adjustments to net income and changes in working capital. Net cash provided by operating activities during fiscal 2023 was $31.6 million and resulted primarily from net income of $8.0 million, net non-cash charges of $32.6 million, and unfavorable changes in operating assets and liabilities of $9.0 million. The increase in cash provided by operating activities during fiscal 2023 compared to fiscal 2022 was primarily due to an increase in cash from collection of receivables of $23.3 million year over year due to improvements in our collections process, and an increase in other liabilities of $1.7 million. These increases were partially offset by a decrease in deferred revenue in fiscal 2023.
Net cash provided by operating activities during fiscal 2022 was $21.1 million and resulted primarily from net income of $3.7 million, net non-cash charges of $26.7 million, and unfavorable changes in operating assets and liabilities of $9.3 million. Net cash provided by operating activities during fiscal 2021 was $37.3 million and resulted primarily from net income of $8.0 million, net non-cash charges of $27.3 million, and favorable changes in operating assets and liabilities of $2.1 million. The decrease in cash provided by operating activities during fiscal 2022 compared to fiscal 2021 was primarily due to an increase in accounts receivable of $18.2 million, partially offset by a decrease in accrued payroll and related taxes of $1.4 million and increases in restructuring expenses of $1.0 million and the amortization of investment premiums and other of $0.4 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $6.8 million during fiscal 2023, which consisted primarily of net cash paid in connection with the HooYu Acquisition of $0.3 million and capital expenditures of $1.0 million, and net purchases of investments of $5.5 million. The decrease in cash used in investing activities during fiscal 2023 compared to fiscal 2022 was primarily due to a decrease in net sales and maturities of investments of $131.0 million partially offset by a decrease in cash paid for acquisitions, net of cash acquired of $122.4 million, related to the HooYu Acquisition.
Net cash provided by investing activities was $1.7 million during fiscal 2022, which consisted primarily of net cash paid in connection with the HooYu Acquisition of $122.7 million and capital expenditures of $1.1 million, offset by net sales and maturities of investments of $125.5 million. Net cash used in investing activities was $170.5 million during fiscal 2021, which consisted primarily of net purchases of investments of $156.6 million, net cash paid in connection with the ID R&D Acquisition of $12.5 million, and capital expenditures of $1.4 million. The decrease in cash used in investing activities during fiscal 2022 compared to fiscal 2021 was primarily due to an increase in net sales and maturities of investments of $282.1 million partially offset by an increase in cash paid for acquisitions, net of cash acquired of $110.1 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.7 million during fiscal 2023, which primarily consisted of net proceeds from the issuance of Common Stock under the 2020 Plan of $1.7 million. The increase in cash provided by financing activities during fiscal 2023 compared to fiscal 2022 was primarily due to the expiration of the share repurchase program in June 2022 of $15.2 million and the payment of acquisition-related consideration of $7.7 million in fiscal 2022.

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
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 ("Date of Noncompliance"), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”) and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended March 31, 2023 (“Q2 Form 10-Q”) and its Form 10-Q for the quarter ended June 30, 2023 (“Q3 Form 10-Q”). The Company then filed its Form 10-K with the SEC on July 31, 2023, its Q1 Form 10-Q with the SEC on September 6, 2023, and its Q2 Form 10-Q with the SEC on September 29, 2023. As a result, the Company was no longer required to accrue additional special interest. As of February 15, 2024, the Company was not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-Q for the quarter ended December 31, 2023 with the SEC.
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
As of March 19, 2024, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 9. “Convertible Senior Notes” of the notes to the consolidated financial statements included in this Form 10-K for more information relating to the Notes Hedge and Warrant Transactions.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program was completed during the second quarter of fiscal 2022 and as such the Company made no purchase during the twelve months ended September 30, 2023. The Company made purchases of $14.8 million, or approximately 886,204 shares, during twelve months ended September 30, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
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
Other Liquidity Matters
On September 30, 2023, we had investments of $76.0 million, designated as available-for-sale debt securities, which consisted of U.S. Treasury notes, asset-backed securities, foreign government and agency securities, and corporate issuances, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets. At September 30, 2023, we had $74.7 million of our available-for-sale securities classified as current and $1.3 million of our available-for-sale securities classified as long-term. At September 30, 2022, we had $58.3 million of our available-for-sale securities classified as current and $10.6 million of our available-for-sale securities classified as long-term.
We had working capital of $138.5 million at September 30, 2023 compared to $89.4 million at September 30, 2022. We do not have any other material cash requirements other than those related to leases as described in Note 10. “Commitments and Contingencies” of the notes to the consolidated financial statements included in this Form 10-K. Based on our current operating plan, we believe the current cash and cash equivalent balance and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date these consolidated financial statements are filed.
Critical Accounting Estimates
Our discussion and analysis of our financial conditions and results of operations are based on our consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of estimated tax. As of September 30, 2023, our marketable securities had remaining maturities between approximately one and 13 months and a fair market value of $76.0 million, representing 19% of our total assets.
The fair value of our cash equivalents and debt securities is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. We do not utilize financial contracts to manage our investment portfolio’s exposure to changes in market interest rates. A hypothetical 100 basis point increase or decrease in market interest rates would not have a material impact on the fair value of our cash equivalents and debt securities due to the relatively short maturities of these investments. While changes in market interest rates may affect the fair value of our investment portfolio, any gains or losses will not be recognized in our results of operations until and unless the investment is sold or if the reduction in fair value was determined to be an other-than-temporary impairment.
Foreign Currency Risk
We have operations in the United Kingdom, France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro and the functional currency of our United Kingdom operations is the British pound sterling. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the consolidated statements of operations and other comprehensive income (loss).
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
Effective July 18, 2022, the Company engaged BDO USA, LLP (n/k/a BDO USA, P.C.) (“BDO”) to be its independent registered public accounting firm. There are no and have not been any disagreements between the Company and BDO on any matter of accounting principles, practices or financial statement disclosure.

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
Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-K pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). In making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2023, due to the previously reported material weaknesses at September 30, 2022, that continued to exist.
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
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and the directors of the Company; and,
•Provide reasonable assurance regarding prevention or timely detection of unauthorized use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Under the supervision and with the participation of our management, including the Company’s principal executive officer and principal financial officer, the Company evaluated the effectiveness of its internal control over financial reporting as of September 30, 2023 using the framework in Internal Control – Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (commonly referred to as the “COSO” framework). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2023 due to the previously reported material weaknesses listed below that continue to exist at September 30, 2023.
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
The effectiveness of our internal control over financial reporting as of September 30, 2023, has been audited by BDO USA, P.C., an independent registered public accounting firm, and their attestation is included herein.
Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting
In order to address and resolve the material weaknesses, management, with oversight from the Company’s Audit Committee, has developed a detailed plan for remediation, which includes:
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
•Enhancing or designing and implementing controls over the completeness and accuracy of information used in financial reporting; and,
•Enhancing or designing and implementing process-level controls and effective general information technology controls relevant to all of the Company’s financial reporting processes.
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing evaluation. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts were in process during the fiscal year ending September 30, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has worked towards implementing processes and procedures to remediate the material weaknesses noted above. There have been no changes in the Company’s internal control over financial reporting during the year ended September 30, 2023 other than the remediation plan disclosed above that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.
Third Amended and Restated Bylaws

On March 17, 2024, the Board approved an amendment and restatement of our second amended and restated bylaws (the “Third Amended and Restated Bylaws”) to (1) clarify the voting standard for matters voted upon by our stockholders, (2) address the universal proxy rules promulgated by the SEC, as set forth in Rule 14a-19 of the Exchange Act, (3) enhance disclosure requirements and procedural mechanics in connection with director nominations and business proposals by stockholders, (4) enhance the adjournment requirements to reflect changes in the Delaware General Corporation Law, (5) revise the advance notice provisions to update the definition of “acting in concert,” (6) clarify the requirement that we make a stockholder list available during a meeting of stockholders, and (7) make various other conforming, technical and non-substantive changes.
The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Third Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and incorporated herein by reference.
2024 Cash Incentive Plan
On March 17, 2024, the Board, based upon the recommendation of the Compensation Committee of the Board, approved the Company’s annual incentive program for the fiscal year ending September 30, 2024 (the “2024 Plan”). Pursuant to the terms of the 2024 Plan, certain full time permanent employees of the Company, including the Company’s executive team, will be eligible to receive cash bonuses based upon the achievement of certain corporate and individual performance goals during the 2024 fiscal year. These bonuses are designed to attract, motivate, retain and reward the Company’s employees and executive team.
Under the 2024 Plan, achievement is tied to two financial metrics, revenue and non-GAAP operating income calculated with respect to the Company’s overall company-wide revenue and to revenue generated by key business areas (deposits, identity, and ID R&D). Participants are assigned to either the company-wide category or to a combination of a primary business area and the company-wide revenue for purposes of the 2024 Plan. For participants who are director-level and above, 70% of the target incentive is based upon achievement of the revenue components of the 2024 Plan (with either (i) 100% of such target based upon overall company-wide revenue; or (ii) 55 percentage points of such target based upon the assigned specific business area revenue and 15 percentage points of such target based upon the overall company-wide revenue) and the remaining 30% of such target based upon achievement of the non-GAAP operating income component of the 2024 Plan, subject to additional limitations, as set forth in the 2024 Plan. For all other participants, 60% of the target incentive is based upon achievement of the revenue components of the 2024 Plan (with either (i) 100% of such target based upon overall company-wide revenue; or (ii) 50 percentage points of such target based upon the assigned specific business area revenue and 10 percentage points of such target based upon the overall company-wide revenue), 20% of the target incentive is based upon the achievement of the non-GAAP operating income component of the 2024 Plan and the remaining 20% of the target incentive is based upon the achievement of individual objectives, as determined at the sole discretion of the Company, subject to additional limitations, as set forth in the 2024 Plan. For the CEO and direct reports to the CEO, individual achievement against the financial metrics of the 2024 Plan is subject to modification by the Board at their sole discretion by up to 10% of the participants’ target incentive amount based upon individual contribution. For purposes of the 2024 Plan, revenue excludes acquisition-related revenue not included in the original plan targets and is adjusted for acquisition-related write-downs of revenue or deferred revenue.
Under the 2024 Plan, our Chief Executive Officer has a bonus target equal to 120% of his annualized salary; our Chief Financial Officer has a bonus target equal to 65% of his annualized salary; our Chief Legal Officer has a bonus target equal to 60% of his annualized salary and our General Managers have bonus targets equal to 50% of their annualized salaries. The maximum bonus payable to participants is 200% of their respective bonus targets. A named executive officer must be a permanent full-time employee to qualify for participation in the 2024 Plan.
The foregoing description is intended only as a summary of the material terms of the 2024 Plan and is qualified in its entirety by reference to the text of the 2024 Plan, a copy of which is attached as Exhibit 10.25 to this Form 10-K and is incorporated herein by reference.
Differences Between Current Report on Form 8-K and Annual Report on Form 10-K
During the preparation of this Annual Report on Form 10-K for the year ended September 30, 2023, the Company incorrectly recognized revenue on certain of its multiyear term licenses. As a result, certain of the GAAP financial results for the twelve months ended September 30, 2023 included in the Company’s press release issued on December 7, 2023 and furnished in connection with our Current Report on Form 8-K filed with the SEC on December 7, 2023, differ from the financial results disclosed in this Annual Report on Form 10-K as follows (in thousands, except per share data and percentages):

	Twelve Months Ended September 30, 2023
	As Furnished	Total Adjustments	As Adjusted

Total revenue	$171.9	$0.7	$172.6
Net income	$7.8	$0.2	$8.0
Non-GAAP net income	$43.8	$0.6	$44.4
Cash flow from operations	$31.4	$0.2	$31.6

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

None.

PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Board of Directors
The following table sets forth the names, ages as of March 19, 2024, and certain other information for each member of our board of directors (the “Board”):

Name	Age	Position
Scipio “Max” Carnecchia	61	Chief Executive Officer and Director
Scott Carter	54	Chair of the Board and Director
Rahul Gupta	64	Director
James C. “Jim” Hale	72	Director
Susan J. Repo	57	Director
Kimberly S. Stevenson	61	Director
Donna C. Wells	62	Director
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
Scott Carter. Scott Carter has served as a director since March 2022, as the Executive Chair from January 2023 through December 1, 2023, and as a special advisor to our CEO and Board of Directors sharing his industry knowledge and assisting with product and market strategy since December 2020. From September 2014 to July 2018 he served as the Chief Executive Officer and previously Chief Operating Officer of ID Analytics, now LexisNexis, a provider of risk management solutions offering credit risk, consumer protection, risk identification, fraud detection, payment, and theft protection services. From May 2019 until December 2020, Mr. Carter served as the Chief Operating Officer and Advisor of Brain Corp, an artificial intelligence company which creates transformative core technology for the robotics industry. Mr. Carter previously served as our Chief Marketing Officer from July 2013 until September 2014. From January 2005 to June 2013, Mr. Carter served as Senior Vice President with Experian Decision Analytics, a consumer credit reporting company which sells decision analytic and marketing assistance to businesses. Mr. Carter is a member of the boards of directors of: Guardinex, Inc., and LendingUSA. Mr. Carter has also advised various private equity firms on prospective acquisitions of SaaS, FinTech and data and AI enabled companies. Mr. Carter also served as the Chairman of the Board of Ubiq Security, Inc. from July of 2018 through June of 2019. Mr. Carter earned a Bachelor of Arts from the University of Delaware and a Masters in Business Administration from the University of Delaware, Lerner College of Business. In addition he has completed further executive education at the Kellogg School at Northwestern University and holds a Directorship Certification from NACD. Mr. Carter is a seasoned executive with a diverse range of experiences as a technology business leader, advisor and board member. Having held C-level positions for leading solution providers and previously in client-side industry roles, Mr. Carter has a uniquely 360-degree view and has a consistent track record of accelerating growth for organizations, utilizing client and market insight to inform strategy, corporate development product, technology, sales and marketing activities.
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
Kimberly S. Stevenson. Ms. Stevenson served as our lead independent director from January 2023 until December 2023 and as a director since November 2020. In August 2021 Ms. Stevenson retired from NetApp, Inc. a publicly traded provider of cloud data services, where she served as senior vice president and general manager of the Foundational Data Services Business Unit. Prior to NetApp, Ms. Stevenson served as senior vice president and general manager of data center products and solutions for Lenovo, a multinational technology company, from March 2017 to October 2018. From September 2009 to February 2017, she served as a corporate vice president at Intel Corporation, holding various positions including chief operating officer for the client and internet of things businesses and systems architecture group from September 2016 to February 2017, chief information officer from February 2012 to August 2016, and general manager, IT operations and services, from September 2009 to January 2012. Prior to joining Intel, Ms. Stevenson spent seven years at the former Electronic Data Systems, now DXC Technology, with responsibility for global development and delivery of enterprise services. She also spent more than 17 years at IBM in various finance and operational roles. Ms. Stevenson currently serves as a director of Verisk Analytics, Inc., and Ambiq Micro Solutions. She previously held board positions with Quarterhill, Inc., Skyworks Solutions, Inc., Boston Private Financial Holdings and Riverbed Technology, all publicly traded companies at the time. She also served as a director of Cloudera, a private enterprise software company, and the National Center for Women and Information Technology, a non-profit organization. Ms. Stevenson holds a Bachelor of Science in Accounting and Business Management from Northeastern University and an MBA from Cornell.
Donna C. Wells. Ms. Wells has served as a director since November 2019. Prior to joining our Board, she served on our advisory board from September 2017 until November 2019. Ms. Wells is a serial entrepreneur, an experienced board director, and an innovator in the financial services, FinTech and cloud software industries. She is currently CEO of Valencia Ventures, a private company that provides strategic consulting and corporate governance services. From 2010-2017, Ms. Wells served as Board Director, President and

CEO of Mindflash Technologies, Inc., an innovative venture-backed enterprise software startup that built a corporate training platform for businesses. In that capacity, she led the company from SaaS product launch to market leadership and to recognition as a Top 50 Small US Company to Work for by Fortune. Prior to her role at Mindflash, Ms. Wells was CMO at Mint Software, Inc. from 2007-2009. There, she led the growth strategy for this breakthrough, mobile personal finance software company from product launch to the company’s acquisition by Intuit. Prior to Mint, Ms. Wells had a 20-year career in strategic marketing with The American Express Company and The Charles Schwab Corporation and led marketing for two Fortune 500 companies, Intuit and the Expedia Group. She currently serves as a Board Member at Walker & Dunlop, a leading CRE Finance company, one of the largest global business travel management companies worldwide, and the FinTech “Unicorn” Betterment. She was previously a director at Boston Private Financial Holdings, Inc, a bank holding company, from 2014 to 2018 and Apex Technology Acquisition Corporation, a special purpose acquisition company, from 2019 to 2021. In September 2019, Ms. Wells was appointed by the Center for Entrepreneurial Studies at the Stanford University Graduate School of Business as a Lecturer in Management. In September 2021, she was named Board Director of the Year by the Women in Information Technology organization. She holds an MBA from Stanford University and a Bachelor of Science in Economics from The Wharton School at the University of Pennsylvania. The Board believes Ms. Wells is well qualified to serve as a director due to her wealth of experience in the FinTech and cloud software industries.
None of our directors have any family relationships with any of our other directors or executive officers. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our directors.
Director Qualifications

	Carnecchia	Carter	Gupta	Hale	Repo	Stevenson	Wells
Corporate Governance Experience as a director of another publicly listed company.	X		X	X	X	X	X
Strategic Planning Experience as a senior executive or board member in the development of annual corporate strategic plans, including capital allocation, and mergers, acquisitions, or divestiture decision-making.
	X	X	X	X	X		X
Executive Leadership Experience as a CEO/President or senior executive in a complex business.	X	X	X	X	X	X	X
Industry Experience in enterprise software, financial services, identity verification, or fraud prevention.	X	X	X	X		X	X
Finance/ Accounting/ Audit Experience in preparing, auditing, analyzing, or evaluating financial statements for a complex business.	X		X	X	X	X	X
Capital Markets Experience in debt and equity markets, corporate finance, investor and analyst relations.	X			X	X
Human Capital Management and Executive Compensation Experience in human resource strategy and planning, leadership management, development, and incentive plans, diversity, equity, and inclusion.	X	X	X		X	X
Technology Experience as a senior executive in a software company responsible for strategy, product leadership, software development, corporate IT, or cybersecurity.	X	X	X	X	X	X	X
Product/ Marketing/ Sales Experience as a CPO, CMO or senior Revenue/Growth/ Customer executive in a complex business.	X	X	X			X	X
International Experience as a senior executive in a complex business with material operations outside the United States.	X	X			X

Director Independence
The Board is responsible for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s board of directors. The Board consults with our legal counsel to ensure that the Board’s determinations regarding the independence of our directors are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director (or former director, as applicable), or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has determined that all of our directors other than Mr. Carnecchia (who is employed as an executive officer of the Company) are independent, in each case as defined in Nasdaq Listing Rule 5605(a)(2). In addition, the Board has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership.
Meetings of the Board
The Board meets on a regular basis throughout the year to review significant developments affecting the Company and to act upon matters requiring its approval. The Board also holds special meetings as required from time to time when important matters arise requiring Board action between scheduled meetings. During the 2023 fiscal year, the Board met eight times and acted by unanimous written consent six times. No director attended fewer than 75% of the aggregate number of meetings held by the Board during the 2023 fiscal year.
Executive Sessions
As required under applicable Nasdaq listing standards, our independent directors periodically meet in executive session at which only they are present.
Director Attendance at Annual Meetings
Although we do not have a formal policy regarding attendance by members of the Board at our annual meeting of stockholders, we encourage all of our directors to attend. For our 2023 annual meeting of stockholders, all of our directors attended the annual meeting (either in person or via telephone).
Information Regarding Board Committees
The Board has established standing Audit, Compensation, and Nominating and Corporate Governance Committees to devote attention to specific subjects and to assist it in the discharge of its responsibilities. The three committees operate under written charters adopted by the Board, each of which is available on our Internet website at www.miteksystems.com under “Investors.” The following table sets forth the number of meetings held and actions taken by written consent during the 2023 fiscal year for each of the committees of the Board and membership for each of the committees of the Board. No member of the Board attended fewer than 75% of the aggregate number of board and committee meetings on which such board member served during the 2023 fiscal year.

	Audit Committee		Nominating and Corporate Governance Committee		Compensation Committee
Employee Director:
Scipio “Max” Carnecchia	—		—		—
Non-Employee Directors:
Scott Carter(2)	—		—		—
James C. Hale	X		—		X
Bruce E. Hansen	—		X		—
Rahul Gupta	X		—		X
Susan J. Repo	X	(1)	X		—
Kimberly S. Stevenson	X		—		X	(1)
Donna C. Wells	—		X	(1)	—
Total meetings in the 2023 fiscal year	33		4		9
———————
(1)Committee chairperson.

(2)Mr. Carter served as Executive Chair from January 24, 2023 through December 1, 2023. Prior to his appointment as Executive Chair, Mr. Carter served as a member of the Compensation and Audit Committees.
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
Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee is responsible for reviewing and making recommendations to the Board regarding the composition and structure of the Board, establishing criteria for Board membership and corporate policies relating to the recruitment of Board members, and establishing, implementing and monitoring policies and processes regarding principles of corporate governance. The current members of the Nominating and Corporate Governance Committee are Mses. Repo and Wells, each of whom is an “independent” director within the meaning of the applicable Nasdaq listing standards, as well as applicable SEC rules and regulations.
Board Leadership Structure
Currently, the leadership structure of the Board is such that our Chair and Chief Executive Officer positions are separate with Mr. Carter, a member of the Board since March 2022, serving as the Chair and Mr. Carnecchia serving as our Chief Executive Officer. The Board believes that the current structure, providing for the separation of the role of the Chair and the Chief Executive Officer is appropriate at this time because it allocates the oversight of the business among the directors and the executive officers so that our Chief Executive Officer who reports to our directors, can focus on the day-to-day business operations, and our Chair, can provide leadership and direction to the Board and work with our Chief Executive Officer and other members of the Company’s executive team to provide, among other things, strategic expertise with respect to the Company’s strategy for future growth, and other directors can oversee the activities of the Chief Executive Officer, other executive officers and the business as a whole. While the Board believes the current structure is appropriate at this time and provides the most effective leadership for the Company, the Board retains the flexibility to determine on a case-by-case basis whether the positions of Chief Executive Officer and Chair should be combined or separated and whether an independent director should serve as Chair. This flexibility permits the Board to organize its functions and conduct its business in a manner it deems most effective and in the best interest of the Company and its stockholders in then prevailing circumstances.
Board’s Role in Risk Oversight
The Board is responsible for oversight of risks facing the Company, while our management is responsible for day-to-day management of risk. The Board, as a whole, directly administers its risk oversight function. In addition, the risk oversight function is also administered through the standing committees of the Board, which oversee risks inherent in their respective areas of responsibility, reporting to the Board regularly and involving the Board in their performance of risk oversight, as necessary. For example, the Audit Committee oversees our financial exposure and financial reporting related risks and the Compensation Committee oversees risks related to our compensation programs and practices. The Board, as a whole, directly oversees our strategic and business risk, including, among other items, product development risk and cybersecurity risk, through regular interactions with our management and, from time-to-time, input from independent advisors. We believe the Board’s leadership structure supports its role in risk oversight, with our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer responsible for assessing and managing risks facing the Company day-to-day and the members of our Board providing oversight of such risk management.

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
Members of our Board, our executive management and our investor relations teams regularly interact with our stockholders to discuss a variety of topics including, but not limited to, operations of the business, industry developments, competition, management compensation, legal topics and risks to the company. The Company interacts with our stockholders via telephone calls and in-person meetings at investor conferences, in non-deal road shows, and meetings at the Company’s headquarters. During our 2023 fiscal year, we estimate that we interacted with investors representing over 37% of the institutional ownership.
Executive Officers

The following table sets forth the names, ages and certain other information as of this Annual Report for each of our current executive officers. Mr. Carnecchia’s background is discussed under the section “Board of Directors”:

Name	Age	Position
Scipio “Max” Carnecchia	61	Chief Executive Officer and Director
David Lyle	60	Chief Financial Officer
Jason L. Gray	53	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary
Michael E. Diamond	58	Senior Vice President, General Manager—Digital Banking
Christopher Briggs	55	Senior Vice President, Identity Product Marketing
David Lyle. Mr. Lyle has served as our Chief Financial Officer since January 2024. Prior to joining Mitek, Mr. Lyle was most recently the Chief Financial Officer of Surgalign Holdings, Inc. operating as Surgalign Spine Technologies, Inc. (formerly NASDAQ: SRGA), from March 2022 to October 2023. Prior to joining Surgalign, he was Chief Financial Officer of Airgain, Inc. (NASDAQ: AIRG), from 2020 to 2022. Before joining Airgain, during 2019 Mr. Lyle was the Chief Financial Officer of Sunniva, Inc. (formerly CSE: SNN, OTCQB: SNNVF) and before Sunniva, he was Chief Financial Officer at Maxwell Technologies, Inc. (formerly NASDAQ: MXWL) from 2015 to 2019 until its acquisition by Tesla in 2019. Mr. Lyle also served as the Chief Financial Officer of Entropic Communications, Inc. (formerly NASDAQ: ENTR), from 2007 to 2015, which was acquired in 2015 by MaxLinear. Prior to joining Entropic, he served as the Chief Financial Officer of RF Magic, acquired by Entropic in 2007, Zyray Wireless, acquired by Broadcom in 2004, and Mobilian, acquired by Intel in 2003. Early in his career he served in corporate finance positions at large global companies, including Intel (NASDAQ: INTC) and Broadcom (NASDAQ: BRCM). Mr. Lyle holds a Bachelor of Science in business administration from the University of Southern California, a Master of International Management from the Thunderbird School of Global Management, and a Master of Business Administration from Arizona State University.
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
Christopher Briggs. Mr. Briggs has served as our Senior Vice President, Identity Product Management since April 2022. Prior to joining Mitek, from April 2021 to April 2022, Mr. Briggs served as Chief Product Officer at Airside, an identity verification company focused on the travel industry. From July 2015 to October 2020, Mr. Briggs served in a number of roles including Head of Product, Chief Marketing Officer, and Vice President of Strategy at Equifax, a global data, analytics and technology company. From January 2007 to May 2015, Mr. Briggs served as Senior Director and subsequently Vice President of Product Management at Experian, a multinational data analytics and consumer credit reporting company. Mr. Briggs has been a professor at Seneca College since May 2021, teaching product management and marketing courses. Mr. Briggs has been a Thought Leader on the Forbes Technology Council since May 2023. Mr. Briggs earned his bachelor’s degree in Policy Studies and Spanish from Rice University and a Master of Business Administration from the University of Virginia.
None of our executive officers have any family relationships with any of our other executive officers or directors. Mr. Lyle served as the Chief Financial Officer of Surgalign Holdings, Inc., operating as Surgalign Spine Technologies, Inc. (formerly NASDAQ: SRGA), from March 2022 to December 2023 and on June 19, 2023, Surgalign commenced voluntary proceedings under chapter 11 of the United States Bankruptcy Code. There currently are no legal proceedings, and during the past 10 years there have been no legal proceedings, that are material to the evaluation of the ability or integrity of any of our executive officers.
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
Delinquent Section 16(a) Reports
During the fiscal year ended September 30, 2023, the Company filed a late Form 4 on January 20, 2023 on behalf of Scott Carter for a transaction on January 24, 2023.

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
To meet these objectives the Compensation Committee has designed a compensation program that combines “fixed” forms of compensation including base salaries and certain other benefits with “at-risk” forms of compensation including performance-based annual incentives and long-term equity incentive awards. At-risk forms of compensation are based upon the achievement of corporate and individual goals established by the Compensation Committee and/or achievement of specified target stock prices. While our objectives guide the development of our compensation programs, we may alter our programs and practices according to our evolving needs within the constraints of any agreements in place with individual employees.

Consideration of 2023 Stockholder Advisory Vote
At our 2023 annual meeting of stockholders, our stockholders cast an advisory vote on the Company’s executive compensation decisions and policies, as disclosed in the proxy statement issued by the Company in August 2023, pursuant to Item 402 of Regulation S-K (commonly known as the “say-on-pay vote”). Our stockholders approved the compensation of our executive officers, with approximately 62% of shares cast voting in favor of the say-on-pay proposal. Due to delays, our 2023 Annual Stockholder meeting was not held until after the end of our 2023 fiscal year. Consequently, we were not able to evaluate the say-on-pay vote results with respect to our 2023 compensation practices. Following the say-on-pay vote, our lead independent director who also serves as the Chair of our Compensation Committee met with multiple stockholders who provided their feedback on the Company’s compensation practices. Based on such input, the Compensation Committee decided to retain the general approach to our executive compensation program for fiscal 2024 but made several changes based on stockholder feedback. These changes in our cash incentive program for fiscal 2024 included (i) changing the operating margin target metric to operating income; (ii) clarifying that revenue and operating income targets will exclude the impact of in-year acquisitions; and (iii) providing the Board with discretion to modify payouts to executives by up to ten percent in their discretion based upon individual performance. As always, we are mindful of the support our stockholders expressed for our philosophy of linking compensation to our financial, operational and strategic goals, as well as stockholder returns and these changes were designed to align with that philosophy.

Named Executive Officers
As required by SEC rules, this section discusses compensation decisions with respect to (i) all individuals serving as the Company’s principal executive officer; (ii) all individuals serving as the Company’s principal financial officer; (iii) the three most highly compensated executive officers other than the Company’s principal executive officer and principal financial officer who were serving as executive officers at the end of the 2023 fiscal year, and (iv) up to two additional individuals for whom disclosure would have been provided pursuant to the preceding clause (iii) but for the fact that the individual was not serving as an executive officer of the Company at the end of the 2023 fiscal year. We refer to these executive officers collectively in this Executive Compensation section and the related compensation tables as the “named executive officers” (“NEOs”). For the fiscal year ended September 30, 2023, the NEOs were:

•Scipio Maximums Carnecchia, our Chief Executive Officer (“CEO”);
•Frank Teruel, our former Chief Financial Officer (“CFO”);(1)
•Fuad Ahmad, our former Interim Chief Financial Officer;(2)
•Scott Carter, our former Executive Chair of the Board (and current non-Executive Chair of the Board);(3)
•Michael E. Diamond, our Senior Vice President, General Manager—Digital Banking;
•Christopher Briggs, our Senior Vice President, Identity Product Marketing;

(1) Mr. Teruel resigned as our CFO effective as of January 31, 2023.
(2) Mr. Ahmad stepped down from his position as Interim CFO as of January 2, 2024, and will remain with the Company to ensure a successful transition to David Lyle, the Company’s new CFO.
(3) Mr. Carter stepped down from his position as Executive Chair on December 1, 2023. He continues to serve as the Chair of the Board of Directors.
Process for Establishing Compensation
Role of the Compensation Committee and Executive Officers
The current members of the Compensation Committee are Ms. Stevenson and Messrs. Gupta and Hale. Ms. Stevenson serves as chairperson of the Compensation Committee. Each of these individuals qualifies as (i) an “independent director” under the requirements of Nasdaq listing rules, and (ii) a “non-employee director” under Rule 16b-3 of the Exchange Act. The Compensation Committee is responsible for monitoring the performance and compensation of our named executive officers, reviewing compensation plans and administering our incentive plans.
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
The Compensation Committee also considers the input of our compensation consultant. For the 2023 fiscal year, the Compensation Committee selected the consulting firm Frederic W. Cook & Company, Inc. (“F.W. Cook” or the “Compensation Consultant”) as our Compensation Consultant (see below under the heading “Role of the Compensation Consultant” for additional information on our Compensation Consultant). The Compensation Committee has again selected the consulting firm of F.W. Cook as our compensation consultant for fiscal year 2024. Although the Compensation Committee considers the input of our CEO and Compensation Consultant, it is not bound by such recommendations. The Compensation Committee’s determinations with respect to the compensation of the CEO and other NEOs are submitted to the Board for final approval.

Role of the Compensation Consultant
The Compensation Committee has assessed the independence of the Compensation Consultant and determined that no conflict of interest exists under the rules established by the SEC. The Compensation Committee reviews the independence of its advisors annually.
In designing compensation programs and determining compensation levels for our named executive officers for the 2023 fiscal year, the Compensation Committee retained the services of the Compensation Consultant to formulate a report and make recommendations regarding our compensation programs and executive compensation levels. The Chairman of the Compensation Committee worked directly with the Compensation Consultant to determine the scope of the work needed to advise the Compensation Committee in its decision-making processes. The Compensation Consultant provided the Compensation Committee with benchmark comparative data for our named executive officers with respect to base salaries, target and actual total cash compensation levels, long-term incentive values, and total direct compensation.
In making compensation decisions for the 2023 fiscal year, the Compensation Committee compared each element of total direct compensation against a peer group of 14 publicly traded, technology companies with an emphasis on application software companies or well as internet services and infrastructure companies with which the Compensation Committee believes we compete for executive talent. We collectively refer to this group as the “Compensation Peer Group.” The pay data for this group was analyzed by the Compensation Consultant using each company’s recent public filings. This Compensation Peer Group was used, when available, for our named executive officers. We generally select Compensation Peer Group companies with broadly similar revenues and 12-month trailing market capitalizations. For the fiscal year 2023, the specific criteria utilized were: (i) annual revenues between $81 million and $307 million; (ii) market capitalizations between $124 million to $1.14 billion; (iii) headquartered in major metropolitan areas (reflecting similar cost of living as the Company); and (iv) with broadly similar equity valuation relative to revenues. The following is a list of the 14 companies comprising our Compensation Peer Group for the 2023 fiscal year:

A10 Networks, Inc.	Brightcove, Inc.	OneSpan, Inc.
Agilysys, Inc.	ChannelAdvisor Corp.	Upland Software, Inc.
American Software, Inc.	eGain Corporation	Veritone, Inc.
Asure Software, Inc.	Model N, Inc.	Viant Technology, Inc.
Benefitfocus	ON24, Inc.
Changes from the prior year Compensation Peer Group include the addition of A10 Holdings, and the elimination of Limelight and Zix due to acquisitions.
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
For fiscal year 2023, Messrs. Carnecchia, Diamond and Briggs received increases of approximately 5.6%, 11.4% and 13.6%, respectively, of their respective base salaries consistent with market trends and practices. The following table summarizes the base salaries of our named executive officers for the fiscal years ended September 30, 2022 and September 30, 2023:

Named Executive Officer	2022 Base Salary	Increase for 2023	2023 Base Salary
Scipio Maximus Carnecchia	$450,000	5.6%	$475,000
Frank Teruel	$360,000	—%	$360,000	(1)
Fuad Ahmad	N/A	N/A	N/A	(2)
Scott Carter	N/A	N/A	$780,000	(3)
Michael E. Diamond	$314,150	11.4%	$350,000
Christopher Briggs	$286,000	13.6%	$325,000
(1) Reflects the annualized base salary of Mr. Teruel. Mr. Teruel resigned effective January 31, 2023, and accordingly, the cash salary actually paid to him for services during our fiscal year ended September 30, 2023 was less than the annualized base salary reflected herein.
(2) Mr. Ahmad, who served as our Interim Chief Financial Officer, was paid an hourly rate as an outside consultant and was not eligible to receive any bonus, cash incentive or equity grants. Actual fees paid for Mr. Ahmad’s services for the period of January 12, 2023 through September 30, 2023 were $1,156,383.
(3) Reflects the annualized base salary of Mr. Carter. Mr. Carter served as Executive Chair of the Board from January 2023 through December 1, 2023 and accordingly, the cash salary actually paid to him for services during our fiscal year ended September 30, 2023 was less than the annualized base salary reflected herein.
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
In March 2023, based upon the recommendation of the Compensation Committee, the Board approved the Company’s executive annual incentive program for the fiscal year ended September 30, 2023 (the “2023 Annual Incentive Plan”). Pursuant to the terms of the 2023 Annual Incentive Plan, the Company’s executives were eligible to receive cash incentives based upon the achievement of certain corporate goals during the 2023 fiscal year.
The Compensation Committee reviewed each executive’s target as a percentage of their base salary. As part of this review, the target for our CEO was set at 120% of his annualized salary and the targets for our Senior Vice President, General Manager—Digital Banking and Senior Vice President, Identity Product Marketing remained at 50% of their respective annualized salaries. For participants who are director-level and above, 80% of the target incentive is based upon achievement of the revenue component of the 2023 Plan (with either (i) the full 80% based upon the primary business area or (ii) 65% and 15% based upon the primary and secondary business areas, respectively) and the remaining 20% is based upon achievement of the non-GAAP operating income margin component of the 2023 Plan, subject to additional limitations, as set forth in the 2023 Plan. The maximum incentive payable to each executive under the 2022 Cash Incentive Plan was 200% of their respective targets.
Following the end of the 2023 fiscal year, the Compensation Committee assessed the Company’s performance against the corporate performance components and determined that the Company had achieved 112% of its Deposits revenue plan, 79% of its Identity revenue plan, and 82% of its non-GAAP operating margin plan. The Compensation Committee awarded the following annual incentive amounts which were paid in the fourth calendar quarter of 2023:

Named Executive Officer	2023 Cash Incentive Target (as a percentage of base salary)	2023 Cash Incentive Target (base * target %) (1)	2023 Actual Cash Incentive
Scipio Maximus Carnecchia	120%	$570,000	$449,531
Frank Teruel (2)	N/A	N/A	N/A
Fuad Ahmad (3)	N/A	N/A	N/A
Scott Carter (4)	N/A	N/A	N/A
Michael E. Diamond	50%	$175,000	$195,300
Christopher Briggs	50%	$162,500	$128,213
(1)Reflects the annualized incentive target of the named executive officer.
(2)Mr. Teruel resigned as our CFO effective as of January 31, 2023 and therefore was not eligible to receive a payment under the 2023 Cash Incentive Plan.
(3)Mr. Ahmad, an outside consultant, served as an interim CFO paid on an hourly basis and thus was not eligible to participate, nor included, in the 2023 Cash Incentive Plan.
(4)Mr. Carter’s compensation for serving as the Executive Chairman of the Board was set in the form of a base salary and an equity grant and Mr. Carter was not eligible for nor included in the 2023 Cash Incentive Plan.

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
The Company’s current equity-based incentive practice is to grant a combination of time-based RSUs and performance-based RSUs (“PSUs”) to its executives with 50% of the grant value designated as RSUs and 50% of the grant value designated as PSUs. Equity incentives are granted to our executive officers under the Mitek Systems, Inc. Amended and Restated 2020 Incentive Plan (the “2020 Plan”). RSUs granted under the 2020 Plan may be issued in consideration of the recipient’s past or future services performed for the Company. RSUs generally vest over a period of four years from the date of grant and PSU’s generally vest in equal annual installments over a period of three years from the date of grant (each such year, a “Performance Period”) if the Company meets annual performance criteria for the applicable Performance Period. The annual performance criteria for each annual Performance Period is tied to whether the percentage increase in the value of our common stock meets or exceeds the percentage increase in the value of the Russell 2000 Index during such Performance Period. In order to make a determination as to whether the annual performance criteria is met, the Company reviews a hypothetical investment in both our common stock and the Russell 2000 Index with a purchase price equal to the average closing price of each for the 20-trading days immediately preceding the start of the applicable Performance Period. At the end of the applicable Performance Period, the value of the hypothetical investment is determined by assuming the sale of each based on the average closing price of each from the immediately preceding 20-trading days. The percentage change is determined by comparing the increase in value to the starting investment. Additionally, a portion of the PSUs may vest during a later Performance Period if the cumulative percentage increase in value of our common stock measured over the current and all previous Performance Periods exceeds the cumulative percentage increase in value of the Russell 2000 Index.
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

The following table sets forth the number of equity awards granted to our named executive officers during the fiscal year ended September 30, 2023:

Named Executive Officer	Restricted Stock Units(1)	Performance-based Restricted Stock Units(2)
Scipio Maximus Carnecchia	97,752	130,333
Frank Teruel	14,663	19,550
Fuad Ahmad (3)	—	—
Scott Carter (4)	101,523	—
Michael E. Diamond	24,438	32,584
Christopher Briggs	24,438	32,584
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
(3)    Mr. Ahmad, an outside consultant, served as our interim Chief Financial Officer. As a consultant he was paid on an hourly basis and was not eligible for, and did not receive, any equity grants.
(4) The RSUs granted to Mr. Carter in connection with his role as Executive Chairman will vest over a period of two years with 50% of the shares subject to the award vesting on the first and second anniversaries, respectively, subject to Mr. Carter’s continued service to the Company through each vesting date.

Other Benefits
We maintain a 401(k) plan that allows participating employees to contribute a percentage of their salary on a pre-tax basis pursuant to a cash or deferred arrangement under Section 401(k) of the Internal Revenue Service Code and subject to annual limits. The Company made matching contributions to the plan for the previous six years ending December 31st. The Company made matching contributions to the plan for the calendar year ended December 31, 2023.
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
Executive Compensation for the 2024 Fiscal Year
Components of Executive Compensation
Base Salary. Based on input from the Compensation Consultant relative to competitive market levels, the Compensation Committee recommended and the Board approved increases in the base salaries for some of our named executive officers for the 2024 fiscal year. Messrs. Diamond and Briggs received increases of 7.1% and 3.1%, respectively. The base salaries of Messrs. Ahmad and Carter remained unchanged from their 2023 levels as this component of compensation was deemed appropriate. The following table summarizes the base salaries of our named executive officers for the fiscal years ending September 30, 2023 and 2024:

Named Executive Officer	2023 Base Salary		Increase for 2024	2024 Base Salary(1)
Scipio Maximus Carnecchia	$475,000		—%	$475,000
David Lyle	N/A		N/A	$425,000	(2)
Fuad Ahmad	N/A	(3)	N/A	N/A	(3)
Scott Carter	$780,000	(4)	N/A	780,000	(4)
Michael E. Diamond	$350,000		7.1%	$375,000
Christopher Briggs	$325,000		3.1%	$335,000
———————
(1) These base salaries were effective beginning January 1, 2024.
(2) Mr. Lyle’s employment with the Company began in January 2024. The cash salary actually paid to him for services during our fiscal year ending September 30, 2024 will be less than the annualized salary reflected herein.
(3) Mr. Ahmad, an outside consultant, served as our Interim CFO from January 12, 2023, through January 2, 2024. Amounts for 2024 will be based upon agreed contract terms previously disclosed. The actual consulting fees paid for Mr. Ahmad’s services during fiscal 2023 was $1,156,383.
(4) Mr. Carter served as Executive Chair of the Board from January 24, 2023 through December 1, 2023 and accordingly, the cash salary actually paid to him in fiscal 2023 was less than, and in fiscal 2024 will be less than, the annualized base salary reflected herein.

Annual Cash Incentive. In March 2024, the Board, based upon the recommendation of the Compensation Committee, approved the Company’s executive cash incentive program for the fiscal year ending September 30, 2024 (the “2024 Cash Incentive Plan”). Pursuant to the terms of the 2024 Cash Incentive Plan, the Company’s executive officers will be eligible to receive cash incentives based upon the achievement of certain corporate and individual performance goals during the 2024 fiscal year. These incentives are designed to attract, motivate, retain and reward the Company’s executives. Under the 2024 Cash Incentive Plan, our Chief Executive Officer has a bonus target equal to 120% of his annualized salary; our Chief Financial Officer has a bonus target equal to 65% of his annualized salary; and our Senior Vice President, General Manager—Digital Banking and Senior Vice President, Identity Product Marketing have bonus targets equal to 50% of their annualized salaries. Under the 2024 Cash Incentive Plan, achievement is tied to two financial metrics, revenue and non-GAAP operating income calculated with respect to the Company’s key business areas, deposits, core identity and ID R&D, Inc., a direct wholly owned subsidiary of the Company ("ID R&D"). Participants in the plan are assigned both a primary business area target and/or a total company target for purposes of the revenue component of the 2024 Cash Incentive Plan. For participants who are director-level and above, 70% of the target incentive is based upon achievement of the revenue component(s) of the 2024 Cash Incentive Plan and the remaining 30% is based upon achievement of the non-GAAP operating income component of the 2024 Cash Incentive Plan (in both instances excluding the impact of any in-year acquisitions). The maximum incentive payable to each executive under the 2024 Cash Incentive Plan is 200% of their respective targets.  Under the 2024 Cash Incentive Plan, the Board maintains the sole discretion with respect to the Chief Executive Officer and his direct reports to modify individual achievement by up to 10% of a participant’s target incentive amount based upon individual performance and contribution.

Equity-Based Incentives. The Board, based upon the recommendation of the Compensation Committee, approved the following grants of time-based RSUs and PSUs for the fiscal year ending September 30, 2024:

Named Executive Officer	Restricted Stock Units(1)	Performance-based Restricted Stock Units(2)
Scipio Maximus Carnecchia(3)	88,106	117,181
David Lyle(4)	58,185	77,386
Michael E. Diamond(3)	35,243	46,873
Christopher Briggs(3)	28,635	38,085

(1) The time-based RSUs will vest in equal installments over a period of four years from the date of grant.
(2) The PSUs vest in equal annual installments over a period of three years from the date of grant should certain performance metrics be achieved. The performance-based RSUs will vest an additional 33% based on over-achievement of the aforementioned performance metrics.
(3)    This grant was approved by the Board on December 1, 2023.
(4)     This grant was approved by the Board on January 2, 2024.

Tax Considerations
Section 162(m) of the Code. Section 162(m) of the Code generally places a $1,000,000 limit on the amount of compensation a publicly held company can deduct in any tax year on compensation paid to “covered employees.” The Compensation Committee considers tax deductibility as one of many factors in determining executive compensation. However, the Compensation Committee retains discretion to award compensation that it determines to be consistent with the goals of our executive compensation program even if such compensation is not tax deductible by the Company.
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

Clawback Policy
Effective October 2, 2023, our Board adopted a clawback policy pursuant to the listing standards approved by Nasdaq implementing Rule 10D-1 under the Exchange Act. The clawback policy is administered by our Compensation Committee and applies to our current and former executive officers as defined in Rule 10D-1 (each an “Affected Officer”). Under the clawback policy, if we are required to prepare an accounting restatement to correct our material noncompliance with any financial reporting requirement under securities laws, including restatements that correct an error in previously issued financial statements that is material to the previously issued financial statements or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (collectively, a “Restatement”), we are obligated to recover erroneously awarded incentive-based compensation received from us by any Affected Officers. Incentive-based compensation includes any compensation that is granted, earned or vested based in whole or in part on the attainment of a financial reporting measure. Erroneously awarded incentive-based compensation is the amount of incentive-based compensation received that exceeds the amount of incentive-based compensation that otherwise would have been received had it been determined based on an applicable Restatement.

Summary Compensation Table
The following table sets forth certain information regarding the compensation earned by each of our NEOs during the fiscal years ended September 30, 2023, 2022 and 2021:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)		Total Compensation ($)
Scipio Maximus Carnecchia	2023	468,750		—		2,295,513	—	449,531	863		3,214,657
Chief Executive	2022	450,000		—		4,701,320	—	459,000	720		5,611,040
Officer	2021	450,000		—		2,283,961	—	724,500	2,580		3,461,041
Frank Teruel	2023	120,000	(4)	—		344,329	—	—	310		464,639
Former Chief Financial Officer	2022	360,000		—		193,946	—	183,600	1,470		739,016
	2021	73,636		60,915	(5)	1,200,012	—	—	231		1,334,794
Fuad Ahmad	2023	1,156,383	(6)	—		—	—	—	—		1,156,383
Former Interim Chief Financial Officer
Scott Carter	2023	536,250		—		1,000,002	—	—	16,247	(7)	1,552,499
Former Executive Chair
Michael E. Diamond	2023	341,037		—		573,886	—	195,326	863		1,111,112
Senior Vice President, General Manager—Digital Banking	2022	311,862		—		822,742	—	169,641	1,590		1,305,835
	2021	302,750		—		399,698	—	173,316	1,080		876,844
Christopher Briggs	2023	324,880		—		573,886	—	128,156	1,613		1,028,535
Senior Vice President, Identity Product Marketing
———————
(1)The amounts shown under the “Stock Awards” column and the “Option Awards” column represent the aggregate grant date fair value of RSUs (including certain Senior Executive Performance RSUs) and option awards, respectively, granted to each NEO in the year indicated, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 7 of the accompanying notes to the consolidated financial statements included in this Form 10-K. As of November 2023, the performance period for our Senior Executive Performance RSUs ended and the Company’s stock performance during the performance period resulted in partial vesting of the Senior Executive Performance RSUs.
(2)The amounts shown under the Non-Equity Incentive Plan Compensation column represent actual annual cash bonuses earned pursuant to the Company’s cash incentive plans that were in effect for the applicable year.
(3)Represents group term life insurance and long-term disability premiums and wellness benefits paid on behalf of our NEOs in the fiscal years ended September 30, 2023, 2022, and 2021, unless otherwise noted.
(4) Represents fees paid for Mr. Ahmad’s services as Interim Chief Financial Officer from January 12, 2023, through September 30, 2023.
(5)Represents the portion of Mr. Teruel’s base salary earned during the portion of the 2023 fiscal year prior to his resignation from the Company effective as of January 31, 2023.
(6)Represents a discretionary bonus of $60,915 with respect to Mr. Teruel’s service to the Company during the 2021 fiscal year. Mr. Teruel joined the Company during the 2021 fiscal year, and thus was not a participant in the Company’s executive cash incentive program for the fiscal year ended September 30, 2021 (the “2021 Cash Incentive Plan”), but was awarded this discretionary bonus by the Board, based on recommendations of the Compensation Committee, consistent with the targets and criteria set forth in the 2021 Cash Incentive Plan, pro-rated to reflect the portion of the year during which Mr. Teruel served in his position.
(7)Includes $15,694 for Mr. Carter’s services as a member of the Board.

Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards to each of our NEOs during the fiscal year ended September 30, 2023:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)(3)			All Other Stock Awards: Number of Shares of Stock or Units (3)	Grant Date Fair Value of Stock and Option Awards (4)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)
Scipio Maximus Carnecchia	11/30/2022				48,876	97,752	130,333	$97,752	$2,295,513
	3/15/2023	102,600	570,000	1,140,000
Frank Teruel(5)	11/30/2022	—	—	—	7,332	14,663	19,550	$14,663	$344,329
Fuad Ahmad(6)	—	—	—	—	—	—	—	$—	$—
Scott Carter	1/24/2023	—	—	—	—	—	—	$101,523	$1,000,002
Michael E. Diamond	11/30/2022				12,219	24,438	32,584	$24,438	$573,886
	3/15/2023	31,500	175,000	350,000
Christopher Briggs	11/30/2022				12,219	24,438	32,584	$24,438	$573,886
	3/15/2023	29,250	162,500	325,000
———————
(1)These NEOs, with the exception of Messrs. Carter and Ahmad,were participants in the 2023 Cash Incentive Plan and were eligible to receive cash bonuses based upon the achievement of certain corporate performance goals as described below.
(2)This column sets forth the number of shares of common stock underlying the RSUs and PSUs that were granted to the NEOs. If the NEOs do not satisfy the performance-based vesting conditions with respect to such PSU awards, such awards will not vest and the NEOs will not receive any shares of Common Stock with respect to such awards. Once the performance-based vesting condition is achieved and the time-based vesting periods are complete, the full amount of the RSUs and PSUs will become vested and payable to the NEOs. See section titled “Equity-Based Incentives” and footnote (3) below for further information.
(3)RSUs and PSUs were granted to Messrs. Carnecchia, Teruel, Diamond, and Briggs on November 30, 2022. 50% of the grant value was designated as RSUs and 50% of the grant value designated as PSUs. RSUs were also granted to Mr. Carter upon commencement of his employment with the Company on January 24, 2023. RSUs and PSUs granted to Mr. Teruel were valued at $150,000 and $199,995, respectively. Mr. Teruel resigned as our CFO effective as of January 31, 2023 and none of these RSUs or PSUs vested. The RSUs will vest 25% of the shares over four years on each one-year anniversary of the respective date of grant. The PSUs will vest in equal annual installments over a period of three years from the respective date of grant should certain performance metrics be achieved during the applicable Performance Period. The performance metrics with respect to the vesting of the PSUs are tied to the percentage increase in the value of our common stock as compared to the percentage increase in the value of the Russell 2000 Index during the applicable Performance Period. In order to make a determination as to whether the annual performance criteria is met, the Company reviews a hypothetical investment in both our common stock and the Russell 2000 Index with a purchase price equal to the average closing price of each for the 20-trading days immediately preceding the start of the applicable Performance Period. At the end of the applicable Performance Period, the value of the hypothetical investments is determined by assuming the sale of each based on the average closing price of each from the immediately preceding 20-trading days. The percentage change is determined by comparing the increase in value to the starting investment. To the extent that our common stock performance is less than equal to, but at least 85% of, the performance of the Russell 2000 Index, a pro-rata portion of the shares will be vested. To the extent that our common stock performance is greater than 100% of the performance of the Russell 2000 Index, a pro-rata portion of additional shares will vest. Additionally, a portion of the PSUs may vest during a later Performance Period if the cumulative percentage increase in value of our common stock measured over the current and all previous Performance Periods exceeds the cumulative percentage increase in value of the Russell 2000 Index.
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
(5)Mr. Teruel resigned as our CFO effective as of January 31, 2023 and therefore was not eligible to receive a bonus under the 2023 Cash Incentive Plan.
(6)As an outside consultant serving as our Interim Chief Financial Officer, Mr. Ahmad was not eligible to participate in the 2023 Cash Incentive Plan or Equity Plan.

Narrative Discussion of Summary Compensation Table and Grants of Plan-Based Awards Table
For a narrative discussion of the Summary Compensation Table and the Grants of Plan-Based Awards table, see the footnotes to the tables. In addition, below is a description of the material compensation-related terms of all employment arrangements in effect during the fiscal year ended September 30, 2023 with our NEOs, including annual base salaries during the fiscal year ended September 30, 2023 as well as their current annual base salaries. For a description of the payments and benefits that would be provided to our named executive officers in connection with a termination of their employment or a change of control, see the section below entitled “Potential Payments Upon Termination or Change of Control.”

Scipio "Max" Carnecchia
In November 2018, we entered into an executive employment agreement with Scipio Maximus Carnecchia, our CEO. Mr. Carnecchia’s annual base salary for our 2023 fiscal year was $475,000 and his current annual base salary is $475,000. He is eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Carnecchia is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Frank Teruel
In June 2021, we entered into a letter agreement with Frank Teruel, our former CFO. Mr. Teruel’s annual base salary during our 2023 fiscal year was $360,000 and his annual base salary when he resigned in January 2023 was $360,000. He was eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Teruel was also entitled to receive certain severance payments and benefits in the event that his employment was terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Fuad Ahmad
As Mr. Ahmad is a contractor and not an employee of the Company he does not have an executive employment agreement.

Scott Carter
In January 2023, we entered into an employment relationship with Scott Carter (currently Chair of the Board and previously Executive Chair of the Board) which provided compensation for serving in the role of Executive Chair of the Board. Mr. Carter’s annual base salary during the 2023 fiscal year and at the time he resigned as Executive Chair effective December 1, 2023 was $780,000. He was not eligible to participate in the Company’s annual cash incentive plan, but was eligible to participate in the 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Carter was also entitled to receive certain severance payments and benefits in the event that his employment was terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Michael E. Diamond
In June 2012, we entered into a letter agreement with Michael E. Diamond, our Senior Vice President, General Manager—Digital Banking. Mr. Diamond’s annual base salary during our 2023 fiscal year was $350,000 and his current annual base salary is $375,000. He is eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Diamond is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Christopher Briggs
In April 2022, we entered into a letter agreement with Christopher Briggs, our Senior Vice President, Identity Product Marketing. Mr. Briggs’ annual base salary during our 2023 fiscal year was $325,000 and his current annual base salary is $335,000. He is eligible to participate in the Company’s annual cash incentive plan, 401(k) plan and health, disability, insurance and other plans made available generally to our other salaried employees. Mr. Briggs is also entitled to receive certain severance payments and benefits in the event that his employment is terminated by us without cause or by him for good reason in connection with a change of control, as discussed below under the section entitled “Potential Payments Upon Termination or Change of Control.”

Outstanding Equity Awards at Fiscal Year-End
The following table sets forth the outstanding equity awards held by our NEOs as of September 30, 2023:

Outstanding Equity Awards at Fiscal Year-End
	Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date(1)	Number of Shares or Units of Stock Not Yet Vested		Market Value of Shares or Units of Stock That Have Not Vested (2)
Scipio Maximus	90,393	(3)	—	—	9.50	11/6/2028	—		—
Carnecchia	77,855	(4)	3,385	—	9.50	11/6/2028	—		—
	—	(5)	—	800,000	9.50	11/6/2028	—		—
	—		—	—	—	—	11,843	(6)	126,957
	—		—	—	—	—	27,503	(7)	294,832
	—		—	—	—	—	42,230	(8)	452,706
	—		—	—	—	—	56,308	(9)	603,622
	—		—	—	—	—	88,497	(10)	948,688
	—		—	—	—	—	78,664	(11)	843,278
	—		—	—	—	—	97,752	(12)	1,047,901
	—		—	—	—	—	130,333	(13)	1,397,170
Frank Teruel	—		—	—	—	—	—	(14)	—
Fuad Ahmad	—		—	—	—	—	—	(14)	—
Scott Carter	—		—	—	—	—	101,253	(15)	1,088,327
Michael E. Diamond	8,216	(19)	—	—	8.60	11/15/2027	—		—
	60,626	(3)	—	—	9.50	11/6/2028	—		—
	—		—	—	—	—	9,283	(16)	99,514
	—		—	—	—	—	7,391	(8)	79,232
	—		—	—	—	—	9,855	(9)	105,646
	—		—	—	—	—	15,487	(10)	166,021
	—		—	—	—	—	13,766	(11)	147,572
	—		—	—	—	—	24,438	(12)	261,975
	—		—	—	—	—	32,584	(13)	349,300
Christopher Briggs	—		—	—	—	—	22,107	(17)	236,987
							34,386	(18)	368,618
	—		—	—	—	—	24,438	(12)	261,975
	—		—	—	—	—	32,584	(13)	349,300
———————

(1)	The option awards expire 10 years from the date of grant, and may be subject to earlier expiration in connection with a termination of employment.
(2)	The closing price of our common stock on the Nasdaq Capital Market as of September 29, 2023 was $10.72 per share.
(3)
The shares subject to the option award vested over a period of four years from November 6, 2018, the date of grant, with 25% of the shares subject to the award having vested on the first anniversary of the date of grant and the remaining shares subject to such option vesting in equal monthly installments thereafter, and were fully vested as of November 6, 2022.

(4)	The shares subject to the option award vested over a period of five years from November 6, 2018, the date of grant, with 25% of the shares subject to the award having vested on the first anniversary of the date of grant and the remaining shares subject to such option vesting in equal monthly installments thereafter, and were fully vested as of November 6, 2023.
(5)
The shares subject to the performance equity award vested upon the closing market price of the Company’s common stock achieving certain predetermined levels and Mr. Carnecchia’s serving as the CEO of the Company for at least three years.

(6)
The shares subject to the RSU award vest over a period of five years from November 6, 2018, the date of grant, with 25% of the shares subject to the award vesting on the second anniversary of the date of grant and thereafter in equal annual installments, and were fully vested as of November 6, 2023.

(7)
The shares subject to the PSU award vest over a period of four years from March 20, 2020, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments on the second and third anniversaries of the date of grant. The shares are also subject to an additional one-year vesting period and will be fully vested on March 20, 2024, subject to the achievement of the annual performance criteria.

(8)	The shares subject to the RSU award vest over a period of four years from November 27, 2020, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal installments, and will be fully vested on November 27, 2024.
(9)
The shares subject to the PSU award vested over a period of three years from November 27, 2020, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and were fully vested as of November 27, 2023.

(10)
The shares subject to the RSU award vest over a period of four years from November 26, 2021, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 26, 2025.

(11)
The shares subject to the PSU award vest over a period of three years from November 26, 2021, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 26, 2024, subject to the achievement of the annual performance criteria.

(12)
The shares subject to the RSU award vest over a period of four years from November 30, 2022, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal installments, and will be fully vested on November 30, 2026.

(13)
The shares subject to the PSU award vest over a period of three years from November 30, 2022, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on November 30, 2025, subject to the achievement of the annual performance criteria.

(14)	Mr. Ahmad and Mr. Teruel had no equity awards outstanding at September 30, 2023.
(15)
The shares subject to the RSU award vest over a period of two years from January 24, 2023, the date of grant, with 50% of the shares subject to the award vesting on the first and second anniversaries of the date of grant and will be fully vested on January 24, 2025.

(16)	The shares subject to the RSU award vested as follows: 37.5% on the one-year anniversary of the date of grant of March 20, 2020, 12.5% on November 14, 2021, and 25% on each of November 14, 2022 and 2023.
(17)
The shares subject to the RSU award vest over a period of four years from May 16, 2022, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on May 16, 2026.

(18)
The shares subject to the PSU award vest over a period of three years from May 16, 2022, the date of grant, with 33.33% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal annual installments, and will be fully vested on May 16, 2025, subject to the achievement of the annual performance criteria.

(19)
The shares subject to the option award vested over a period of four years from November 15, 2017, the date of grant, with 25% of the shares subject to the award vesting on the first anniversary of the date of grant and thereafter in equal monthly installments, and were fully vested on November 15, 2021.

Option Exercises and Stock Vested
The following table sets forth information regarding exercise of option awards and vesting of shares underlying RSUs for our NEOs for the fiscal year ended September 30, 2023:

	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
Scipio Maximus Carnecchia	—	—	74,298	809,469
Scott Carter	—	—	—	—
Fuad Ahmad	—	—	—	—
Michael E. Diamond	—	—	26,034	291,107
Christopher Briggs	—	—	12,281	111,021
Frank Teruel	—	—	1,217	13,034
———————
(1)The value realized equals the number of shares acquired on exercise multiplied by the difference between the per share closing price of the Company’s common stock on the date of exercise and the per share exercise price of the option.
(2)Amounts include shares automatically sold upon vesting with proceeds remitted to the Company for payment of payroll tax obligations.
(3)The value realized equals the number of shares vested multiplied by the per share closing price of the Company’s common stock on the date of vesting.

Pension Benefits, Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation
No pension benefits were paid to any of our NEOs during the fiscal year ended September 30, 2023. We do not currently sponsor any non-qualified defined contribution plans or non-qualified deferred compensation plans.
Potential Payments Upon Termination or Change of Control

Scipio Maximus Carnecchia
On November 6, 2018, we entered into an Executive Employment Agreement with Scipio Maximus Carnecchia (the “Carnecchia Employment Agreement”).
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
Fuad Ahmad
As Mr. Ahmad is a contractor and not an employee of the Company he does not have an executive employment agreement.

Scott Carter
On January 24, 2023, we entered into an Executive Severance and Change of Control Plan with Scott Carter (the “Carter Severance Plan”).
Under the terms of the Carter Severance Plan, if we terminate Mr. Carter’s employment without Cause (as defined below) or if Mr. Carter terminates his employment for Good Reason (as defined below), Mr. Carter will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Carter’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); and (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Carter and his dependents, excluding any flexible spending account.
In addition, the Carter Severance Plan provides that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminates Mr. Carter’s employment without Cause or if Mr. Carter terminates his employment with the Company for Good Reason, Mr. Carter will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Carter’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Carter and his dependents, excluding any flexible spending account; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Carter.
The timing of severance payments and benefits under the Carter Employment Agreement may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. Mr. Carter resigned as Executive Chair effective as of December 1, 2023 and this agreement is no longer in effect.
Michael E.  Diamond
On August 10, 2017, we entered into an Executive Severance and Change of Control Plan with Michael E. Diamond, our Senior Vice President, General Manager—Digital Banking (the “Diamond Severance Plan”).
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
Christopher Briggs
On April 25, 2022, we entered into an Executive Severance and Change of Control Plan with Christopher Briggs, our Senior Vice President, Identity Product Marketing (the “Briggs Severance Plan”).
Under the terms of the Briggs Severance Plan, if we terminate Mr. Briggs’s employment without Cause (as defined below) or if Mr. Briggs terminates his employment for Good Reason (as defined below), Mr. Briggs will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Briggs’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); and (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Briggs and his dependents, excluding any flexible spending account.
In addition, the Briggs Severance Plan provides that in the event that during the two month period prior to the consummation of a Change of Control (as defined below) or the 12 month period following the consummation of a Change of Control, the Company terminates Mr. Briggs’s employment without Cause or if Mr. Briggs terminates his employment with the Company for Good Reason, Mr. Briggs will be entitled to receive: (i) all compensation and benefits accrued, but unpaid, up to the effective date of termination; (ii) a lump-sum cash amount equal to 50% of Mr. Briggs’s annual base salary then in effect (ignoring any reduction that gives rise to a termination for Good Reason); (iii) a lump-sum cash amount equal to six months of premium payments for continuation coverage under the Company’s health plans for Mr. Briggs and his dependents, excluding any flexible spending account; and (iv) accelerated vesting of 100% of all outstanding equity awards then held by Mr. Briggs.
The timing of severance payments and benefits under the Briggs Severance Plan may be deferred to avoid incurring additional taxes and penalties pursuant to Section 409A. The Briggs Severance Plan also provides for the reduction of any severance payments and benefits to Mr. Briggs to the extent necessary to ensure that he will not receive any “excess parachute payments” under Section 280G.
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
The table below estimates the amount of compensation and benefits to be provided to each of our named executive officers in the event of termination of such executive’s employment under certain circumstances. These amounts are estimates of the amounts that would be paid or provided to the executives upon termination of employment or a change of control had the termination occurred on September 30, 2023, the last business day of the fiscal year end. The actual amounts can only be determined at the time of such executive’s separation from the Company.
In the table below, the assumed payouts for the accelerated vesting of stock options were calculated by taking the difference between the exercise price of the unvested in-the-money stock option and $10.72, which was the per share closing price of our common stock on the Nasdaq Capital Market as of September 29, 2023, and multiplying that by the number of stock options which would become vested if the change of control had occurred on September 30, 2023. The assumed payouts for the accelerated vesting of RSUs were calculated by multiplying $10.72 by the number of shares of common stock underlying RSUs that would have vested if the change of control had occurred on September 30, 2023. These assumed payouts are determined for SEC disclosure purposes only and are not necessarily indicative of the actual benefit the executive would receive.

Name	Benefit	Involuntary Termination by the Company Without Cause or Resignation for Good Reason		Change of Control Termination Without Cause or Resignation for Good Reason
Scipio Maximus Carnecchia	Base Salary	$475,000	(1)	$950,000	(2)
	Equity Plans	—		5,402,172	(3)
	Health Benefits	33,712	(4)	67,423	(5)
Frank Teruel(6)	Base Salary	—		—
	Equity Plans	—		—
	Health Benefits	—		—
Fuad Ahmad	Base Salary	—		—
	Equity Plans	—		—
	Health Benefits	—		—
Scott Carter(7)	Base Salary	390,000	(8)	390,000	—
	Equity Plans	—		1,088,327	(9)
	Health Benefits	—	—	—	—
Michael E. Diamond	Base Salary	350,000	(1)	350,000	(1)
	Equity Plans	—		1,121,934	(11)
	Health Benefits	16,918	(4)	16,918	(4)
Christopher Briggs	Base Salary	167,500	(8)	167,500	(8)
	Equity Plans	—		760,938	(12)
	Health Benefits	6,093	(10)	6,093	(10)
———————
(1)Amount represents 100% of the executive’s annual base salary in effect September 30, 2023, unless otherwise noted. In addition to the amount above, Mr. Carnecchia would be entitled to a lump-sum prorated amount of the target bonus as of his termination date.

(2)Amount represents twice the amount of the executive’s annual base salary in effect at September 30, 2023. In addition to the amount above, Mr. Carnecchia would be entitled to a lump-sum prorated amount of the target bonus as of his termination date.
(3)Amount represents accelerated vesting of 500,549 unvested RSUs as of September 30, 2023.
(4)Amount represents estimated payments for continued coverage under the Company’s health plans for up to 12 months, unless otherwise noted.
(5)Amount represents estimated payments for continued coverage under the Company’s health plans for up to 24 months.
(6)Mr. Teruel resigned from the Company effective January 31, 2023 and as no triggering event occurred in connection with his resignation, this reflects what Mr. Teruel actually received.
(7)Mr. Carter resigned as Executive Chair effective December 1, 2023 and therefore this scenario cannot occur after this date.
(8)Amount represents 50% of the executive’s annual base salary in effect as of September 30, 2023.
(9)Amount represents accelerated vesting of 101,523 unvested RSUs as of September 30, 2023.
(10)Amount represents estimated payments for continued coverage under the Company’s health plans for up to six months.
(11)Amount represents accelerated vesting of 104,658 unvested RSUs as of September 30, 2023.
(12)Amount represents accelerated vesting of 70,983 unvested RSUs as of September 30, 2023.
Compensation Committee Interlocks and Insider Participation
During the 2023 fiscal year, James C. Hale, Kimberly S. Stevenson, Rahul Gupta and Scott Carter served on the Compensation Committee. Mr. Carter left the Committee in January 2023 when he was appointed to the role of Executive Chair. None of these directors had at any time been an officer of the Company. During the 2023 fiscal year, no interlocking relationship existed between the Board or the Compensation Committee and the board of directors, compensation committee or human resources committee, as appropriate, of any other entity.

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

PEO Pay Ratio
Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and applicable SEC rules, we have prepared the ratio of the annual total compensation of our PEO to the median employee’s annual total compensation. Our PEO on July 31, 2023, the date on which the median employee was calculated, was Scipio Maximus Carnecchia. Mr. Carnecchia’s annualized total compensation for 2023 was $3,214,657. This amount equals Mr. Carnecchia’s compensation as reported in the Summary Compensation Table. The median employee’s (excluding the PEO) annual total compensation for 2023 was $66,911. Based on the foregoing, our estimate of the ratio of the annual total compensation of our PEO to the annual total compensation of our median employee was 48 to 1.
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
In identifying our median employee, we used the annual base salary for each employee included in the Company’s payroll and other compensation records. All compensation amounts were annualized for permanent employees who did not work for the entire year, such as new hires and employees on paid or unpaid leaves of absence. We did not apply any cost-of-living adjustments nor did we use any form of statistical sampling. We captured employees as of July 31, 2023, consisting of approximately 596 individuals located worldwide (approximately 439 of which are located internationally). We did not exclude any employees from our determination of the median employee.
During fiscal 2023, we paid our non-US employees in local foreign currency, which included Euros, GBPs, Pesos and Rubles. Amounts were converted into U.S. Dollars based on applicable exchange rates as of July 31, 2023 for purposes of calculating the PEO to median employee ratio.

Compensation of Non- Employee Directors
For the 2023 fiscal year, our non-employee directors were compensated on a retainer-based model. We also reimburse our non-employee directors for their reasonable expenses incurred in attending Board and committee meetings. Members of the Board who are also employees of the Company receive no compensation for their services as a director. Our non-employee directors are also eligible to participate in the Mitek Systems, Inc. Directors Deferral Plan (the “Deferral Plan”) pursuant to which they may make an irrevocable election to defer a portion of their equity pay, subject to rules and minimum and/or maximum deferrals set forth in the Deferral Plan.
The following table sets forth summary information concerning compensation paid or accrued for services rendered to us by members of the Board in their capacities as such, for the fiscal year ended September 30, 2023:

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards (3)	All Other Compensation ($)	Total Compensation ($)
Scott Carter	$15,694	$—	$—	$15,694
Rahul Gupta	$50,000	$—	$—	$50,000
James C. Hale	$50,000	$—	$—	$50,000
Bruce E. Hansen	$70,403	$—	$—	$70,403
Susan J. Repo	$62,500	$—	$—	$62,500
Kimberly S. Stevenson	$67,792	$—	$—	$67,792
Donna C. Wells	$55,000	$—	$—	$55,000

(1)Scipio Maximus Carnecchia, a director, our Chief Executive Officer and named executive officer, is not included in this table as he was an employee of the Company and therefore received no compensation for his service as a director. Mr. Carnecchia’s compensation is included in the “Summary Compensation Table” above.
(2)Except as noted, this amount reflects an annual retainer, which is paid on a quarterly basis, of $50,000. The amount for (a) Mr. Carter is prorated from October 2022 through January 23, 2023 as Mr. Carter served as Executive Chair of the Company for the remainder of the fiscal year, (b) Mr. Hansen includes an additional $20,403 for his role as Chairman of the Board for part of fiscal 2023, (c) Ms. Repo contains an additional $12,500 for her role as chair of the Audit Committee for fiscal 2023, (d) Ms. Stevenson contains an additional $7,500 for her role as chair of the Compensation Committee, and an additional $10,292 for her role as Lead Independent Director for part of fiscal year 2023, (e) Ms. Wells contains an additional $5,000 for her role as chair of the Nomination and Corporate Governance Committee for fiscal 2023.
(3)The amounts shown under the “Stock Awards” column represent the aggregate grant date fair value of stock options and restricted stock units granted to each non-employee director computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation— Stock Compensation. A discussion of the assumptions used in calculating the grant date fair value is set forth in Note 7 of the accompanying notes to our consolidated financial statements included in this Form 10-K. The Company typically grants equity to our independent directors on an annual basis at the conclusion of our annual stockholder meeting. Due to a delay in holding our 2023 Annual Stockholder meeting, no equity grants were made to independent directors during fiscal year 2023.

Director Stock Ownership Requirements

The Board has stock ownership requirements designed to further link the interests of our Board with that of our stockholders. These requirements provide that each of our independent directors must have equity positions in the Company with a value equal to five times his or her annual retainer amount. Direct and indirect stock ownership, including the vested in-the-money portion of any stock options held by the independent director, are included in determining each director’s equity position. Each independent director has five years to achieve the target ownership level. A director who fails to meet the ownership guidelines within the five-year period will not be eligible for new equity awards until the director achieves his or her prescribed ownership level. As of the end of the 2023 fiscal year, all directors who have served on the Board for five years or more were in compliance with this policy.

ITEM  12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table presents information concerning the beneficial ownership of the shares of our common stock as of February 15, 2024, by:
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
Percentage of beneficial ownership is calculated based on the 46,790,611 shares of common stock outstanding on February 15, 2024. Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities and includes shares of our common stock issuable pursuant to the exercise of stock options or other securities that are exercisable or convertible into shares of our common stock within 60 days of February 15, 2024. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Except as indicated by the footnotes below, we believe, based on the information available to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws. The Company is not aware of any arrangements that have resulted, or may at a subsequent date result, in a change of control of the Company.

	Beneficial Ownership of Common Stock
Name of Beneficial Owner or Identity of Group	Number of Shares		Percent of Class
Greater than 5% Stockholders
Blue Grotto Capital, LLC	3,436,070	(1)	7.3%
BlackRock, Inc.	3,735,346	(2)	8.0%
GO ETF Solutions LLP	2,988,407	(3)	6.4%
The Vanguard Group	3,379,226	(4)	7.2%
Legal & General Investment Management Limited	3,045,287	(5)	6.5%
Named Executive Officers
Scipio Maximus Carnecchia	1,231,441	(6)	2.6%
Frank Teruel	13,512	(7)	*
Fuad Ahmad	—		*
Scott Carter	70,275	(8)	*
Michael Diamond	198,711	(9)	*
Christopher Briggs	92,444	(10)	*
Directors
Rahul Gupta	36,234	(11)	*
James C. Hale	216,557	(12)	*
Susan J. Repo	29,639	(13)	*
Kimberly S. Stevenson	34,864	(14)	*
Donna C. Wells	55,391	(15)	*
Directors and Current Executive Officers as a Group (11 individuals)	2,181,230	(16)	4.5%

*	Less than 1%.
(1)Consists of shares of common stock held by Blue Grotto Capital, LLC, located at 2000 Riveredge Parkway, Suite 500, Atlanta, GA 30328. The ownership information for Blue Grotto Capital, LLC (“Blue Grotto”) is based on information supplied by Blue Grotto in a statement on a Schedule 13G/A filed with the SEC on February 13, 2024. Blue Grotto holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. Blue Grotto has sole voting power and dispositive power over 3,436,070 shares of common stock.
(2)Consists of shares of common stock held by BlackRock, Inc. (“BlackRock”), located at 55 East 52nd Street, New York, NY 10055. BlackRock holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. BlackRock has sole voting power over 3,688,523 shares and sole dispositive power over 3,735,346 shares. This information is based on a Schedule 13G/A filed on January 25, 2024 with the SEC.
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
(4)Consists of shares of common stock held by The Vanguard Group, located at 100 Vanguard Blvd., Malvern, PA 19355. The ownership information for The Vanguard Group, Inc. (“Vanguard”) is based on information supplied by Vanguard in a statement on a Schedule 13G/A filed with the SEC on February 13, 2024. Vanguard holds the shares in its capacity as a registered investment advisor on behalf of numerous investment advisory clients, none of which is known to own more than five percent of our shares. Vanguard has shared voting power over 75,485 shares of common stock, sole dispositive power over 3,264,524 shares owned, and shared dispositive power over 114,702 shares owned.
(5)Legal & General Investment Management Limited (“Legal & General”) is a discretionary investment manager authorized and regulated by the UK financial conduct authority. Legal & General UCITS ETF Plc (the “L&G Company”) is organized as an open-ended investment company with variable capital structured as an umbrella fund and comprised of separate sub-funds. The L&G Company has segregated liability between its funds and is organized under the laws of Ireland as a public limited company pursuant to the Companies Act (2014) (as amended) (the “Companies Act”). The L&G Company has entered into a management agreement with LGIM Managers (Europe) Limited under which the manager is responsible for the management of the L&G Company’s affairs. LGIM Managers (Europe) Limited is a limited liability company incorporated in Ireland and authorized by the Central Bank of Ireland as a super manco. LGIM Managers (Europe) Limited has appointed Legal & General as the investment manager for each of the funds. Legal & General reported that it had shared voting power and sole power to dispositive power over 3,045,287 shares. Each of L&G Company and LGIM Managers (Europe) Limited reported that it had shared voting power over 3,045,287 shares. The business address of Legal & General is One Coleman Street, London, EC2R 5AA, UK, and the business address of L&G Company and LGIM Managers Europe is 70 Sir John Rogersons Quay, Dublin 2, Ireland. This information is based on a Schedule 13G/A filed on February 13, 2024 with the SEC.
(6)Comprised of (a) 259,262 shares of common stock held directly and (b) 972,179 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 15, 2024.
(7)Comprised of 13,512 shares of common stock held directly.
(8)Comprised of 70,275 shares of common stock held directly.
(9)Comprised of 198,711 shares of common stock held directly.
(10)Comprised of (a) 23,602 shares of common stock held directly and (b) 68,842 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 15, 2024.
(11)Comprised of (a) 12,068 shares of common stock held directly and (b) 24,166 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 15, 2024.
(12)Comprised of (a) 162,459 shares of common stock held directly, (b) 40,000 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 15, 2024, and (c) 14,098 shares of common stock subject to RSUs that may become issuable within 60 days of February 15, 2024.
(13)Comprised of (a) 15,541 shares of common stock held directly and (b) 14,098 shares of common stock subject to RSUs that may become issuable within 60 days of February 15, 2024.

(14)Comprised of (a) 20,766 shares of common stock held directly and (b) 14,098 shares of common stock subject to RSUs that may become issuable within 60 days of February 15, 2024.
(15)Comprised of (a) 41,293 shares of common stock held directly and (b) 14,098 shares of common stock subject to RSUs that may become issuable within 60 days of February 15, 2024.
(16)Comprised of shares included under “Named Executive Officers” and “Directors”, other than Messrs. Teruel and Ahmad and includes Messrs. Lyle and Gray and collectively consists of 956,477 shares of common stock held directly, (b) 1,144,195 shares of common stock issuable pursuant to stock options exercisable within 60 days of February 15, 2024, and (c) 80,558 shares of common stock subject to RSUs that may become issuable within 60 days of February 15, 2024.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information regarding our equity compensation plans as of September 30, 2023, with respect to the shares of common stock that may be issued upon the exercise of options under our existing equity compensation plans and arrangements in effect as of September 30, 2023. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(2)(3)
Equity compensation plans approved by security holders (4)	4,369,958	$8.54	1,695,918
Equity compensation plans not approved by security holders (5)	317,609
Total	4,687,567

(1)The weighted-average exercise price does not take into account 2,188,296 shares of common stock issuable upon vesting of outstanding RSUs, which have no exercise price.
(2)Represents (i) 1,425,042 shares of common stock available for future awards under the 2020 Plan as of September 30, 2023 and (ii) 270,876 shares of common stock available for future award under the Employee Stock Purchase Plan (“ESPP”) as of September 30, 2023.
(3)Under the 2020 Plan: (i) every share issued to a participant pursuant to the exercise of a stock option or SAR shall reduce the share reserve by one share and (ii) every share issued to a participant pursuant to an award other than a stock option or SAR shall reduce the share reserve by 1.25 shares.
(4)Comprised of awards granted under the 2002 Stock Option Plan, the 2006 Stock Option Plan, the 2010 Stock Option Plan and the Amended and Restated 2012 Incentive Plan (the “Prior Plans”), the 2020 Plan, the Director Plan, and the ESPP. There were no awards granted under the Prior Plans after the approval of the 2020 Plan by the Company’s stockholders on March 4, 2020. Stock options granted under the Current Plans that were outstanding at such date remain in effect until such options are exercised or expire.
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
None.
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
Board Independence
The Board is responsible for establishing corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operations. As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the company’s board of directors. The Board consults with our legal counsel to ensure that the Board’s determinations regarding the independence of our directors are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in applicable Nasdaq listing standards, as in effect from time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director (or former director, as applicable), or any of his or her family members, and the Company, our senior management and our independent auditors, the Board has determined that all of our directors other than Mr. Carnecchia (who is employed as an executive officer of the Company) are independent, in each case as defined in Nasdaq Listing Rule 5605(a)(2). In addition, the Board has determined that the members of the Audit Committee meet the additional independence criteria required for audit committee membership.

ITEM  14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Independent Registered Public Accounting Firm Fee Information
The following table sets forth the aggregate fees billed by BDO for the services indicated for the fiscal years ended September 30, 2023 and 2022. All fees described below were approved by the Audit Committee.

	September 30, 2023	September 30, 2022
Audit Fees(1)	$5,089,000	$5,541,000
Audit-Related Fees(2)	260,000	188,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$5,349,000	$5,729,000
———————
(1)This category represents fees paid to BDO for (i) the audits of our annual financial statements for the fiscal years ended September 30, 2023 and 2022, included in our annual report on Form 10-K; (ii) the quarterly reviews of our unaudited interim period financial statements during fiscal 2023, included in our quarterly reports on Form 10-Q for such periods and the review of our unaudited interim period financial statements for the quarter ended June 30, 2022, included in our quarterly report on Form 10-Q for such period; (iii) the audits of our internal control over financial reporting for the fiscal years ended September 30, 2023 and 2022; and (iv) the services that are normally provided by BDO in connection with statutory and regulatory filings or engagements.
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
The following table sets forth the aggregate fees billed by Mayer Hoffman McCann P.C. for the services indicated for the fiscal years ended September 30, 2023 and 2022. All fees described below were approved by the Audit Committee.

	September 30, 2023	September 30, 2022
Audit Fees(1)	$—	$109,296
Audit-Related Fees(2)	160,500	160,500
Total Fees	$160,500	$269,796
———————
(1)This category represents fees paid to Mayer Hoffman for (i) the review of our unaudited interim period financial statements for the fiscal year ended September 30, 2022, and for the quarterly periods ended December 31, 2021 and March 31, 2022, in each case included in our quarterly reports on Form 10-Q for such periods; (ii) the services that are normally provided by Mayer Hoffman in connection with statutory and regulatory filings or engagements.
(2)This category represents fees paid to Mayer Hoffman for procedures performed related to the issuance of their consent which is included in our Annual Report on Form 10-K for the periods ending September 30, 2023 and 2022.
Auditor Independence
During our fiscal year ended September 30, 2023, there were no other professional services provided by BDO or Mayer Hoffman McCann P.C., other than those described above, that would have required our audit committee to consider their compatibility with maintaining the independence of BDO or Mayer Hoffman McCann P.C. Substantially all of Mayer Hoffman McCann P.C.’s personnel, who work under the control of Mayer Hoffman McCann’s shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to Mayer Hoffman McCann P.C. in an alternative practice structure.
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
All fees paid to BDO and Mayer Hoffman McCann P.C. for our fiscal year ended September 30, 2023 and 2022, were pre-approved by our Audit Committee.

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

(a)(3) Exhibits

Exhibit No.	Description	Incorporated by Reference from Document

2.1**	Share Purchase Agreement, dated May 26, 2015, by and among Mitek Systems, Inc., ID Checker NL B.V., ID Checker Holding B.V., Stichting Administratiekantoor OPID, Pierre L.M. deBoer, and Michael Hagen.	(1)

2.2**	Share Purchase Agreement, dated October 16, 2017, by and among Mitek Systems, Inc., Mitek Holding B.V., and the shareholders of ICAR Vision Systems, S.L.	(2)

2.3**	Share Purchase Agreement, dated May 23, 2018, by and among Mitek Systems, Inc., the shareholders of A2iA Group II, S.A.S. and Andera Partners, S.C.A., as representative of the Sellers.	(3)

2.4**+	Agreement and Plan of Merger, dated as of May 28, 2021, by and among Mitek Systems, Inc., Ibis Merger Sub, Inc., ID R&D, Inc. and Alexey Khitrov, solely in his capacity as representative of the equityholders of ID R&D, Inc.	(4)

2.5**	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(5)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(6)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(7)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	*

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(8)

4.1	Description of Equity Securities Registered under Section 12 of the Exchange Act.	(9)

10.1	Mitek Systems, Inc. 2002 Stock Option Plan and the forms of agreement related thereto.	(10)

10.2	Mitek Systems, Inc. 2006 Stock Option Plan and the forms of agreement related thereto.	(11)

10.3	Mitek Systems, Inc. 2010 Stock Option Plan and the forms of agreement related thereto.	(12)

10.4	Amended and Restated Mitek Systems, Inc. 2012 Incentive Plan and the forms of agreement related thereto.	(13)

10.5	Mitek Systems, Inc. Amended and Restated 2020 Incentive Plan and the forms of agreement related thereto.	(14)

10.6	Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended, and the forms of agreement related thereto.	(13)

10.7	Mitek Systems, Inc. 401(k) Savings Plan.	(15)

10.8#	Executive Employment Agreement, dated November 6, 2018, between Mitek Systems, Inc. and Scipio “Max” Carnecchia.	(16)

10.10#	Offer Letter, dated June 6, 2012, by and between Mitek Systems, Inc. and Michael Diamond.	(15)

10.13#	Executive Severance and Change of Control Plan, dated August 10, 2017, by and between Mitek Systems, Inc. and Michael Diamond.	(18)

10.14#	Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(16)

10.15#	Conditional Stock Option Agreement, dated November 6, 2018, by and between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(16)

10.16#	Performance Stock Option Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(16)

10.17#	Restricted Stock Unit Award Agreement, dated as of November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(16)

10.18#	Conditional Restricted Stock Unit Award Agreement, dated November 6, 2018, between Scipio “Max” Carnecchia and Mitek Systems, Inc.	(16)

10.19#	Form of Executive Severance and Change of Control Plan.	(18)

10.2#	Form of Indemnification Agreement.	(6)

10.21#	Mitek Systems, Inc. Executive Bonus Program Fiscal Year 2020.	(20)

10.22#	Mitek Systems, Inc. Cash Incentive Program Fiscal 2021.	(17)

10.23#	Mitek Systems, Inc. Annual Incentive Program Fiscal 2022.	(19)

10.24#	Mitek Systems, Inc. Annual Incentive Program Fiscal 2023.	(26)

10.25#	Mitek Systems, Inc. Annual Incentive Program Fiscal 2024.	*

10.26#	Mitek Systems, Inc. Employee Stock Purchase Plan	(21)

10.27	Sublease, dated August 12, 2016, by and between Bridgepoint Education, Inc. and Mitek Systems, Inc.	(22)

10.28	Lease, dated October 5, 2017, by and between 600 B Street San Diego Owner, LLC and Mitek Systems, Inc.	(23)

10.29	Indenture, dated as of February 5, 2021, between Mitek Systems, Inc. and UMB Bank, National Association.	(24)

10.30	Offer Letter, dated December 1, 2023, by and between Mitek Systems, Inc. and David Lyle.	*

10.31	Loan and Security Agreement, dated February 13, 2024, by and among Silicon Valley Bank, Mitek Systems, Inc. A2IA Corp and ID R&D, Inc.	(25)

21.1	List of Subsidiaries	*

23.1	Consent of BDO USA, P.C.	*

23.2	Consent of Mayer Hoffman McCann P.C.	*

24.1	Power of Attorney (included on the signature page).	*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97*	Mitek Systems, Inc. Clawback Policy	*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	*

101.SCH	XBRL Taxonomy Extension Schema Document.	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*
______________________________________________________

*	Filed herewith.
**	Non-material schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
+	Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 17, 2015.
(2)	Incorporated by reference to the Company’s Current Report on Form 8-K/A filed with the SEC on October 20, 2017.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 23, 2018.
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 filed with the SEC on December 5, 2014.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(9)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2020 filed with the SEC on December 7, 2020.
(10)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on July 7, 2003.
(11)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on May 3, 2006.
(12)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on March 14, 2011.
(13)	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-8 filed with the SEC on August 16, 2017.
(14)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2023.
(15)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the SEC on December 12, 2013.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 7, 2018.
(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2021.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2017.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2016.
(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023
(21)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 22, 2018.
(22)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2016 filed with the SEC on December 9, 2016.
(23)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2017.
(24)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2021.
(25)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2024.
(26)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023.

ITEM  16.    FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 19, 2024	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
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

/s/ Scipio Maximus Carnecchia	Chief Executive Officer, Director	March 19, 2024
Scipio Maximus Carnecchia	(Principal Executive Officer)

/s/ David Lyle	Chief Financial Officer	March 19, 2024
David Lyle	(Principal Financial and Accounting Officer)

/s/ Scott Carter	Chair of the Board of Directors	March 19, 2024
Scott Carter

/s/ Rahul Gupta	Director	March 19, 2024
Rahul Gupta

/s/ James C. Hale	Director	March 19, 2024
James C. Hale

/s/ Susan J. Repo	Director	March 19, 2024
Susan J. Repo

/s/ Kimberly S. Stevenson	Director	March 19, 2024
Kimberly S. Stevenson

/s/ Donna Wells	Director	March 19, 2024
Donna Wells

F-76

INDEX TO FINANCIAL STATEMENTS
MITEK SYSTEMS, INC.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Mitek Systems, Inc. (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 19, 2024 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Distinct Performance Obligations

As described in Note 2 to the consolidated financial statements, the Company recorded total revenues of $172.6 million for the year ended September 30, 2023. The Company derives revenue from the following sources: (i) software licenses, (ii) SaaS products and services (iii) maintenance associated with the sale of on-premise software licenses, (iv) professional services, and (v) sale of hardware. The Company enters into contracts with its customers, which frequently contain multiple performance obligations. The Company accounts for individual products and services separately if they are distinct, that is, if a product or service is separately identifiable from other items in the contract and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

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

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2022.
Troy, Michigan
March 19, 2024

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Mitek Systems, Inc.
San Diego, California

Opinion on Internal Control over Financial Reporting

We have audited Mitek Systems, Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of September 30, 2023, the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended

September 30, 2023, and the related notes (collectively referred to as “the financial statements”) and our report dated March 19, 2024 expressed an unqualified opinion thereon.

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
4.Management did not design or maintain effective controls over the review of the accounting for business combinations, including accounting for transaction costs and deferred taxes. This material weakness resulted in a restatement to the second quarter of fiscal 2022.
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

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 financial statements, and this report does not affect our report dated March 19, 2024 on those financial statements.

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

/s/ BDO USA, P.C.
Troy, Michigan
March 19, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Mitek Systems, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows of Mitek Systems, Inc. (the “Company”) for the year ended September 30, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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
San Diego, California
December 10, 2021

MITEK SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	September 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$58,913	$32,059
Short-term investments	74,700	58,268
Accounts receivable, net	32,132	35,922
Contract assets, current portion	18,355	7,037
Prepaid expenses	3,513	1,946
Other current assets	2,396	2,622
Total current assets	190,009	137,854
Long-term investments	1,304	10,633
Property and equipment, net	2,829	3,493
Right-of-use assets	4,140	5,155
Intangible assets, net	64,674	75,756
Goodwill	123,548	115,632
Deferred income tax assets	11,645	10,110
Contract assets, non-current portion	5,579	4,218
Other non-current assets	1,647	1,628
Total assets	$405,375	$364,479
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,589	$4,974
Accrued payroll and related taxes	10,554	10,393
Accrued interest payable	305	202
Income tax payables	4,329	206
Deferred revenue, current portion	17,360	21,350
Lease liabilities, current portion	1,902	2,110
Acquisition-related contingent consideration	7,976	5,920
Restructuring accrual	—	901
Other current liabilities	1,482	2,402
Total current liabilities	51,497	48,458
Convertible senior notes	135,516	127,970
Deferred revenue, non-current portion	957	1,775
Lease liabilities, non-current portion	2,867	4,106
Deferred income tax liabilities, non-current portion	6,476	9,578
Other non-current liabilities	2,874	1,613
Total liabilities	200,187	193,500
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding, as of September 30, 2023 and 2022	—	—
Common stock, $0.001 par value, 120,000,000 shares authorized, 45,591,199 and 44,680,429 issued and outstanding, as of September 30, 2023 and 2022, respectively	46	44
Additional paid-in capital	228,691	216,493
Accumulated other comprehensive loss	(14,237)	(28,219)
Accumulated deficit	(9,312)	(17,339)
Total stockholders’ equity	205,188	170,979
Total liabilities and stockholders’ equity	$405,375	$364,479
                 See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(amounts in thousands except per share data)

	For the twelve months ended September 30,
	2023	2022	2021
Revenue
Software and hardware	$88,374	$72,928	$60,069
Services and other	84,178	71,876	59,728
Total revenue	172,552	144,804	119,797
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	1,413	1,576	2,468
Cost of revenue—services and other (exclusive of depreciation & amortization)	21,538	18,432	12,072
Selling and marketing	40,551	38,841	32,497
Research and development	28,988	30,192	28,042
General and administrative	43,338	26,591	22,490
Amortization and acquisition-related costs	19,046	15,172	8,951
Restructuring costs	2,114	1,800	—
Total operating costs and expenses	156,988	132,604	106,520
Operating income	15,564	12,200	13,277
Interest expense	9,063	8,232	5,129
Other income (expense), net	3,840	(366)	654
Income before income taxes	10,341	3,602	8,802
Income tax benefit (provision)	(2,314)	92	(824)
Net income	$8,027	$3,694	$7,978
Net income per share—basic	$0.18	$0.08	$0.18
Net income per share—diluted	$0.17	$0.08	$0.18
Shares used in calculating net income per share—basic	45,533	44,595	43,509
Shares used in calculating net income per share—diluted	46,461	45,780	45,083
Comprehensive income (loss)
Net income	$8,027	$3,694	$7,978
Foreign currency translation adjustment	13,093	(27,559)	(455)
Unrealized gain (loss) on investments	889	283	(165)
Other comprehensive income (loss)	13,982	(27,276)	(620)
Comprehensive income (loss)	$22,009	$(23,582)	$7,358

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the twelve months ended September 30, 2023, 2022, and 2021
(amounts in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount		Shares	Amount
Balance, September 30, 2020	41,780	$42	$146,518	—	$—	$(323)	$(13,994)	$132,243
Exercise of stock options	330	—	2,516	—	—	—	—	2,516
Settlement of restricted stock units	1,066	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	129	—	1,519	—	—	—	—	1,519
Acquisition-related shares issued	867	1	13,942	—	—	—	—	13,943
Stock-based compensation expense	—	—	11,532	—	—	—	—	11,532
Sale of convertible senior notes warrants	—	—	23,909	—	—	—	—	23,909
Repurchases and retirements of common stock	(3)	—	—	(8)	(140)	—	(50)	(190)
Components of comprehensive income:								—
Net income	—	—	—	—	—	—	7,978	7,978
Currency translation adjustment	—	—	—	—	—	(455)	—	(455)
Change in unrealized gain (loss) on investments	—	—	—	—	—	(165)	—	(165)
Total comprehensive income								7,358
Balance, September 30, 2021	44,169	$44	$199,935	(8)	$(140)	$(943)	$(6,066)	$192,830
Exercise of stock options	35	—	238	—	—	—	—	238
Settlement of restricted stock units	1,075	1	(1)	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	129	—	1,487	—	—	—	—	1,487
Acquisition-related shares issued	203	—	1,836	—	—	—	—	1,836
Stock-based compensation expense	—	—	13,346	—	—	—	—	13,346
Repurchases and retirements of common stock	(931)	(1)	(348)	8	140	—	(14,967)	(15,176)
Components of comprehensive loss:								0
Net income	—	—	—	—	—	—	3,694	3,694
Currency translation adjustment	—	—	—	—	—	(27,559)	—	(27,559)
Change in unrealized gain (loss) on investments	—	—	—	—	—	283	—	283
Total comprehensive loss								(23,582)
Balance, September 30, 2022	44,680	$44	$216,493	—	$—	$(28,219)	$(17,339)	$170,979
Exercise of stock options	100	—	727	—	—	—	—	727
Settlement of restricted stock units	689	2	(2)	—	—	—	—	—

Issuance of common stock under employee stock purchase plan	122	—	1,010	—	—	—	—	1,010
Stock-based compensation expense	—	—	10,463	—	—	—	—	10,463
Components of comprehensive income:
Net income	—	—	—	—	—	—	8,027	8,027
Currency translation adjustment	—	—	—	—	—	13,093	—	13,093
Change in unrealized gain (loss) on investments	—	—	—	—	—	889	—	889
Total comprehensive income								22,009
Balance, September 30, 2023	45,591	$46	$228,691	—	$—	$(14,237)	$(9,312)	$205,188

See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	For the twelve months ended September 30,
	2023	2022	2021
Operating activities:
Net income	$8,027	$3,694	$7,978
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	10,463	13,346	11,532
Amortization of intangible assets	16,992	13,547	7,505
Depreciation and amortization	1,727	1,401	1,439
Amortization of investment premiums & other	(722)	1,684	1,266
Accretion and amortization on debt securities	7,546	7,053	4,372
Net changes in estimated fair value of acquisition-related contingent consideration	2,056	(1,358)	1,080
Deferred taxes	(5,496)	(8,988)	105
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	4,316	(19,004)	(813)
Contract assets	(12,471)	(3,095)	1,150
Other assets	(1,124)	417	(1,331)
Accounts payable	2,535	2,183	(1,589)
Accrued payroll and related taxes	18	(2,195)	2,687
Income taxes payable	5,577	422	(71)
Deferred revenue	(5,217)	9,950	1,790
Restructuring accrual	(977)	991	—
Other liabilities	(1,664)	1,071	241
Net cash provided by operating activities	31,586	21,119	37,341
Investing activities:
Purchases of investments	(71,733)	(47,818)	(246,508)
Sales and maturities of investments	66,250	173,316	89,956
Acquisitions, net of cash acquired	(267)	(122,672)	(12,549)
Purchases of property and equipment, net	(1,034)	(1,126)	(1,387)
Net cash provided by (used in) investing activities	(6,784)	1,700	(170,488)
Financing activities:
Proceeds from the issuance of convertible senior notes	—	—	155,250
Payment for convertible senior notes issuance costs	—	—	(5,513)
Purchase of 2026 convertible senior notes hedge	—	—	(33,192)
Proceeds from issuance of convertible senior notes warrants	—	—	23,909
Proceeds from the issuance of equity plan common stock	1,737	1,725	4,035
Repurchases and retirements of common stock	—	(15,176)	(190)
Payment of acquisition-related contingent consideration	—	(7,656)	(782)
Proceeds from other borrowings	—	—	251
Principal payments on other borrowings	(36)	(36)	(88)
Net cash provided by (used in) financing activities	1,701	(21,143)	143,680
Foreign currency effect on cash and cash equivalents	351	71	(207)
Net increase in cash and cash equivalents	26,854	1,747	10,326
Cash and cash equivalents at beginning of period	32,059	30,312	19,986
Cash and cash equivalents at end of period	$58,913	$32,059	$30,312
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,413	$1,164	$569
Cash paid for income taxes	$3,836	$750	$741
Supplemental disclosures of non-cash investing and financing activities:
Reclassification of convertible senior notes hedge and embedded conversion derivative to additional paid-in capital	$—	$28,516	$—
Acquisition-related shares issued	$—	$1,836	$—
Unrealized holding gain (loss) on available-for-sale investments	$889	$283	$(165)
See accompanying notes to consolidated financial statements.

MITEK SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 2023, 2022, AND 2021

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a leading innovator of mobile image capture and digital identity verification solutions. We are a software development company with expertise in computer vision, artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Customers count on Mitek to deliver trusted and convenient online experiences, detect and reduce fraud, and meet Know Your Customer (“KYC”) and Anti-Money Laundering (“AML”) regulatory compliance. The Company’s solutions are embedded in native mobile apps and web browsers to facilitate digital consumer experiences. Mitek’s identity verification and authentication technologies and services make it possible for banks, financial services organizations and the world’s leading marketplace and sharing platforms to verify an individual’s identity during numerous stages of the customer lifecycle, allowing them to reduce risk and meet regulatory requirements. The Company’s advanced mobile deposit system enables secure, fast and convenient deposit services. Thousands of organizations use Mitek solutions to optimize the security of mobile check deposits, new account openings and more.
In May of 2021, Mitek acquired ID R&D, Inc. (“ID R&D” and such acquisition, the “ID R&D Acquisition”), an award-winning provider of AI-based voice and face biometrics and liveness detection. ID R&D delivers innovative, biometric capabilities that raise the bar on usability and performance. The ID R&D Acquisition helps simplify and secure the entire transaction lifecycle for both businesses and consumers, provides businesses and financial institutions with access to one authentication solution to deploy throughout the entire transaction cycle, and can provide consumers with a simple, intuitive approach to fighting fraud.
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
Foreign Currency
The Company has foreign subsidiaries that operate and sell products and services in various countries and jurisdictions around the world. As a result, the Company is exposed to foreign currency exchange risks. For those subsidiaries whose functional currency is not the U.S. dollar, assets and liabilities are translated into U.S. dollars equivalents at the exchange rate in effect on the balance sheet date and revenues and expenses are translated into U.S. dollars using the average exchange rate over the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive loss in the consolidated balance sheet. The Company recorded net gains resulting from foreign exchange translation of $13.1 million for the twelve months ended September 30, 2023. The Company recorded net losses resulting from foreign exchange translation of $27.6 million and $0.5 million for the twelve months ended September 30, 2022 and 2021, respectively.

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
Contract Balances: The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in receivables (billed or unbilled), contract assets, or contract liabilities (deferred revenue) on the Company’s consolidated balance sheets. The Company records a contract asset when revenue is recognized prior to the right to invoice, or deferred revenue when revenue is recognized subsequent to invoicing. The Company records an unbilled receivable when revenue is recognized and it has an unconditional right to invoice and receive payment. The Company reports net contract asset or liability positions on a customer-by-customer basis at the end of each reporting period. Unbilled receivables are included within accounts receivable on the consolidated balance sheets and were $0.9 million and $1.7 million as of September 30, 2023 and 2022, respectively.
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
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $2.1 million and $1.8 million for the twelve months ended September 30, 2023 and 2022, respectively. There were no restructuring costs for the twelve months ended September 30, 2021.
Reclassifications
A reclassification has been made to the prior periods’ consolidated financial statements in order to conform to the current period presentation. Accrued interest payable and income tax payables were included in the other current liabilities line in the consolidated balance sheet as of September 30, 2022, however, they have been presented separately in the consolidated balance sheet as of September 30, 2023 so that the total of the other current liabilities line is less than five percent of total current liabilities.
Revision of Previously Reported Consolidated Financial Statements
In connection with the preparation of its consolidated financial statements for the twelve months ended September 30, 2023, the Company determined that its previously issued consolidated financial statements for the period ended September 30, 2022 contained errors in the application of GAAP. See Note 15 for further details.

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
For the twelve months ended September 30, 2023, 2022 and 2021, the following potentially dilutive common shares were excluded from the calculation of net income per share, as they would have been antidilutive (amounts in thousands):

	2023	2022	2021
Stock options	437	506	543
RSUs	1,455	960	1,113
ESPP common stock equivalents	6	7	9
Performance options	755	623	272
Performance RSUs	268	281	104
Convertible senior notes	7,448	7,448	4,856
Warrants	7,448	7,448	4,856
Total potentially dilutive common shares outstanding	17,817	17,273	11,753
The calculation of basic and diluted net income per share for the twelve months ended September 30, 2023, 2022 and 2021, is as follows (amounts in thousands, except per share data):

	2023	2022	2021
Net income	$8,027	$3,694	$7,978
Weighted-average shares outstanding—basic	45,533	44,595	43,509
Common stock equivalents	928	1,185	1,574
Weighted-average shares outstanding—diluted	46,461	45,780	45,083
Net income per share:
Basic	$0.18	$0.08	$0.18
Diluted	$0.17	$0.08	$0.18
Cash and Cash Equivalents
Cash and cash equivalents are defined as highly liquid financial instruments with original maturities of three months or less. The Company's cash and cash equivalents are composed of interest and non-interest-bearing deposits and money market funds. Cash and cash equivalents are maintained with various financial institutions.
Investments
Investments consist of corporate notes and bonds, U.S. Treasury securities, and asset-backed securities. The Company classifies investments as available-for-sale at the time of purchase and reevaluates such classification as of each balance sheet date. All investments are recorded at their estimated fair value. Unrealized gains and losses for available-for-sale securities are included in accumulated other comprehensive loss, a component of stockholders’ equity. The Company evaluates its investments to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2023, 2022, and 2021.
All investments whose maturity or sale is expected within one year are classified as “current” on the consolidated balance sheets. All other securities are classified as “long-term” on the consolidated balance sheets.

Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are recorded at the net invoice value and are not interest bearing. The Company considers receivables past due based on the contractual payment terms. Allowances for credit losses are established based on various factors including credit profiles of the Company’s customers, contractual terms and conditions, historical payments, and current economic trends. The Company reviews its allowances by assessing individual accounts receivable over a specific aging and amount. Accounts receivable are written off on a case-by-case basis, net of any amounts that may be collected. The Company had $0.1 million of write-offs to the allowance for credit losses for the twelve months ended September 30, 2023, no write-offs for the twelve months ended September 30, 2022, and $0.1 million of write-offs for the September 30, 2021. The Company maintained an allowance for credit losses of $1.5 million and $0.9 million as of September 30, 2023 and 2022, respectively.
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
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. The following is a summary of property and equipment as of September 30, 2023 and 2022 (amounts in thousands):

	2023	2022
Property and equipment—at cost:
Leasehold improvements	$2,612	$2,554
Machinery and equipment	3,657	3,384
Capitalized software development costs	3,610	2,902
Furniture and fixtures	728	709
	10,607	9,549
Less: accumulated depreciation and amortization	(7,778)	(6,056)
Total property and equipment, net	$2,829	$3,493
Depreciation and amortization of property and equipment are calculated using the straight-line method over estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the shorter of the lease term or estimated useful life of the assets. Depreciation and amortization of property and equipment totaled $1.7 million, $1.4 million, and $1.4 million for the twelve months ended September 30, 2023, 2022, and 2021, respectively. Expenditures for repairs and maintenance are expensed when incurred. Total repairs and maintenance expenses were $0.1 million for each of the twelve months ended September 30, 2023, 2022, and 2021.
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
Long-Lived Assets
The Company evaluates the carrying value of long-lived assets, including license agreements and other intangible assets, when events and circumstances indicate that these assets may be impaired or in order to determine whether any revision to the related useful lives should be made. This evaluation is based on management’s projections of the undiscounted future cash flows associated with each product or asset. If management’s evaluation indicates that the carrying values of these assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not record any impairment of long-lived assets during the twelve months ended September 30, 2023, 2022, or 2021.
Capitalized Software Development Costs
Costs incurred for the development of software that will be sold, leased, or otherwise marketed are capitalized when technological feasibility has been established. Software development costs consist primarily of compensation of development personnel and related overhead incurred to develop new products and upgrade and enhance the Company’s current products, as well as fees paid to outside consultants. Capitalization of software development costs ceases and amortization of capitalized software development costs commences when the products are available for general release. Amortization expense of capitalized development costs is included in research and development in the consolidated statements of other comprehensive income (loss). For the twelve months ended September 30, 2023, 2022, and 2021, no software development costs were capitalized because the time period and costs incurred between technological feasibility and general release for all software product releases were not material or were not realizable. The Company had no amortization expense from capitalized software costs during the twelve months ended September 30, 2023, 2022, or 2021.
Qualifying costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs incurred during the application development stage of the project are capitalized. The Company defines the design, configuration, and coding process as the application development stage. The Company capitalized $0.7 million, $0.8 million, and $0.8 million of costs related to computer software developed for internal use during the twelve months ended September 30, 2023, 2022 and 2021, respectively. The Company recognized $0.7 million, $0.4 million and $0.3 million of amortization expense from internal use software during the twelve months ended September 30, 2023, 2022 and 2021, respectively.
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
The Company’s goodwill is considered to be impaired if management determines that the carrying value of the reporting unit to which the goodwill has been assigned exceeds management’s estimate of its fair value. Based on the guidance provided by ASC 350 and ASC Topic 280, Segment Reporting, management has determined that the Company operates in one segment and consists of one reporting unit. The process of evaluating the potential impairment of goodwill is subjective and requires significant judgment at many points during the analysis. Management determines the fair value of the reporting unit based on the income approach which requires significant judgments to be made about the future cash flows of that reporting unit, discount rates, and growth rates. The Company’s cash flow forecasts are based on assumptions that represent the highest and best use for the Company’s reporting units. In the fourth quarter of fiscal 2023, management completed its annual goodwill impairment test and concluded that the Company’s goodwill was not impaired.
Intangible assets are amortized over their useful lives. Each period, the Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are periodically reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparing the carrying amount of each asset group to the future undiscounted cash flows the asset is expected to generate. The carrying amount of such assets is reduced to fair value if the undiscounted cash flows used in the test for recoverability are less than the carrying amount of such assets. No impairment charge related to the impairment of intangible assets was recorded during the twelve months ended September 30, 2023, 2022, or 2021.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. (“ICAR”) in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of September 30, 2023, $1.2 million, was outstanding under these agreements and approximately $0.2 million and $1.1 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets. As of September 30, 2022, $1.3 million, was outstanding under these agreements and $0.1 million and $1.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the consolidated balance sheets.
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
Stock-Based Compensation
The Company issues RSUs, stock options, performance options, and Senior Executive Long-Term Incentive Restricted Stock Units (“Senior Executive Performance RSUs”) as awards to its employees based on the fair value assigned to RSUs which is based on the closing stock price of its common stock, par value $0.001 (“Common Stock”) on the date of grant. Additionally, eligible employees may participate in the Company’s ESPP. Employee stock awards are measured at fair value on the date of grant and expense is recognized using the straight-line single-option method in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). Forfeitures are recorded as they occur. The Company estimates the fair value of stock options and ESPP shares using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected life of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.
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
Advertising Expense
Advertising costs are expensed as incurred and totaled $1.2 million, $1.1 million and $1.2 million during the twelve months ended September 30, 2023, 2022, and 2021, respectively.

Research and Development
Research and development costs are expensed in the period incurred.
Segment Reporting
FASB ASC Topic 280, Segment Reporting, requires the use of a management approach in identifying segments of an enterprise. During the twelve months ended September 30, 2023, management determined that the Company has only one operating segment: the development, sale, and service of proprietary software solutions related to mobile imaging. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income, unrealized gains and losses on available-for-sale securities, and foreign currency translation adjustments.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the twelve months ended September 30, 2023.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued an Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on its income tax disclosures and expects.
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
No other new accounting pronouncement issued or effective during the twelve months ended September 30, 2023 had, or are expected to have, a material impact on the Company’s consolidated financial statements.

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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Twelve Months Ended September 30,
	2023	2022	2021
Major product category
Deposits software and hardware	$78,212	$64,548	$55,129
Deposits services and other	25,922	22,013	20,388
Deposits revenue	104,134	86,561	75,517
Identity verification software and hardware	10,162	8,380	4,940
Identity verification services and other	58,256	49,863	39,340
Identity verification revenue	68,418	58,243	44,280
Total revenue	$172,552	$144,804	$119,797
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands) as of September 30, 2023 and 2022:

	September 30, 2023	September 30, 2022
Contract assets, current	$18,355	$7,037
Contract assets, non-current	5,579	4,218
Contract liabilities (deferred revenue), current	17,360	21,350
Contract liabilities (deferred revenue), non-current	957	1,775
Contract assets reported within a separate line in current assets and the other non-current assets line in the consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $19.3 million and $10.9 million of revenue during the twelve months ended September 30, 2023 and 2022, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the consolidated balance sheets and were $0.9 million and $1.7 million as of September 30, 2023 and 2022, respectively.
Transaction Price Allocated to the Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied was $18.3 million, which is recorded as deferred revenue on the Company’s consolidated balance sheets. Of that amount, $17.4 million will be recognized as revenue during the year ended September 30, 2024, and $1.0 million thereafter.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations that were unsatisfied or partially unsatisfied was $23.1 million, which is recorded as deferred revenue on the Company’s consolidated balance sheets. Of that amount, $21.4 million was expected to be recognized as revenue during the year ended September 30, 2023, and $1.8 million thereafter.
Contract Costs
Contract costs included in other current and non-current assets on the consolidated balance sheets totaled $2.6 million and $2.4 million at September 30, 2023 and 2022, respectively. Contract costs are amortized based on the transfer of goods or services to which the asset relates. The amortization period also considers expected customer lives and whether the asset relates to goods or services transferred under a specific anticipated contract. These costs are included in selling and marketing expenses in the consolidated statement of operations and other comprehensive income (loss) and totaled $1.5 million and $1.3 million during the twelve months ended September 30, 2023 and 2022, respectively. There were no impairment losses recognized during the twelve months ended September 30, 2023 and 2022 related to capitalized contract costs.

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
As consideration for the ID R&D Acquisition, the Company agreed to pay an aggregate purchase price of up to $49.0 million. On the Closing Date, the equityholders of ID R&D received from the Company: (i) $13.0 million in cash, subject to adjustments for transaction expenses, escrow amounts, indebtedness and working capital adjustments (the “Initial Cash Payment”); and (ii) 867,226 shares, or $13.9 million, of Common Stock. In addition to the foregoing, the equityholders of ID R&D may become entitled to receive additional consideration from the Company upon achievement of certain milestones as follows (collectively, the “Earnout Payments”): subject to ID R&D’s achievement of target revenue for the period commencing on the Closing Date and ending on the one year anniversary thereof and the period commencing on the one year anniversary of the Closing Date and ending on the one year anniversary thereof (each such period, an “Earnout Period”): (i) an aggregate maximum amount of approximately $12.3 million with respect to the first Earnout Period and (ii) approximately $9.8 million with respect to the second Earnout Period, with 15% of the first Earnout Period’s payment to be deposited (as additional funds) into an escrow fund. The Company will make the Earnout Payments in the form of cash and up to 711,535 shares of Common Stock as set forth in the Merger Agreement. The Company has granted the Representative an option to shift the Earnout Period(s) out by one year, pursuant to the terms of the Merger Agreement. Moreover, in the event actual revenue for an Earnout Period exceeds the target revenue for such period, the amount of such excess will be credited towards the achievement of the subsequent Earnout Period’s Earnout Payment. In May and June of 2022, the Company paid the first of the Earnout Payments of an aggregate of $9.5 million which consisted of $7.7 million paid in cash and $1.8 million in shares of Common Stock to the equityholders of ID R&D. Pursuant to the Merger Agreement, 15% of the Earnout Payments with respect to the first Earnout Period, were deposited into the escrow fund which consisted of both cash and Common Stock. The Company released the cash and shares held in escrow in the fourth quarter of fiscal 2023. The second Earnout Period ended in May 2023 and the Representative did not exercise their option to shift the Earnout Period. In the first quarter of fiscal 2024, the Company paid the second Earnout Payment of an aggregate $8.0 million which consisted of $4.7 million paid in cash and $3.3 million in shares of Common Stock to the equityholders of ID R&D.
The Company estimated the fair value of the consideration for the Earnout Periods to be $15.7 million on the Closing Date, which was determined using a discounted cash flow methodology based on financial forecasts determined by management that included assumptions about revenue growth and discount rates, and is included in level three of the fair value hierarchy. Each quarter, the Company revised the estimated fair value of the consideration for the Earnout Periods. Accordingly, the Company recognized an expense of $2.1 million and gain of $1.4 million in amortization and acquisition-related costs in the consolidated statements of operations and other comprehensive income (loss) for the twelve months ended September 30, 2023 and 2022, respectively.
The Company incurred $0.6 million of expense in connection with the acquisition primarily related to legal fees, outside service costs, and travel expense, which are included in amortization and acquisition-related costs in the consolidated statements of operations and other comprehensive income (loss).
On the Closing Date, the Company deposited a portion of the Initial Cash Payment and a number of shares of Common Stock having a collective value of approximately $4.0 million into an escrow fund to serve as collateral and partial security for working capital adjustments and certain indemnification rights of the Company. As indicated above, 15% of the Earnout Payment with respect to the first Earnout Period was also be deposited into the escrow fund. The escrow fund was released to the equityholders of ID R&D in the fourth quarter of fiscal 2023. The Company used cash on hand for the Initial Cash Payment.
Acquisition of HooYu Ltd.
On March 23, 2022, the Company completed the acquisition (“HooYu Acquisition”) of HooYu Ltd (“HooYu”) pursuant to the Purchase Agreement (the “Purchase Agreement”) dated March 23, 2022, by and among the Company and certain persons identified in the Purchase Agreement (the “Sellers”). Pursuant to the Purchase Agreement, the Company, among other things, acquired 100% of the outstanding share capital of HooYu, a leading global customer onboarding platform designed to increase the integrity of KYC and maximize the success of customer onboarding. As consideration for the HooYu Acquisition, the Company paid aggregate consideration in the amount of $129.1 million (the “Closing Consideration”), as such amount may be adjusted for transaction expenses and indebtedness. Pursuant to the Purchase Agreement, $1.6 million was withheld as a reduction to the Closing Consideration and was retained by the Company for the final working capital adjustments and indemnification of certain tax matters under the Purchase Agreement.
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
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed from the ID R&D Acquisition and HooYu Acquisition as of September 30, 2023 (amounts in thousands):

	ID R&D	HooYu
Accounts receivable	$173	$1,234
Property, plant, and equipment	114	504
Other current assets	147	630
Intangible assets	16,930	73,100
Goodwill	27,748	74,206
Current liabilities	(425)	(2,264)
Deferred revenue	—	(2,612)
Deferred income tax liabilities	(2,355)	(16,896)
Net assets acquired	$42,332	$127,902
The goodwill recognized is due to expected market participant synergies and other factors and is not expected to be deductible for income tax purposes. The Company estimated the fair value of identifiable acquisition-related intangible assets with definite lives primarily based on discounted cash flow projections that were estimated to arise from these assets. The Company exercised significant judgment with regard to assumptions used in the determination of fair value such as with respect to revenue growth rates, discount rates and the determination of the estimated useful lives of the intangible assets. The following table summarizes the estimated fair values and estimated useful lives of intangible assets with definite lives acquired from the ID R&D Acquisition and HooYu Acquisition during the twelve months ended September 30, 2023 (amounts in thousands, except for years):
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
The following unaudited pro forma financial information should not be taken as representative of the Company’s future consolidated results of operations and includes adjustments for the amortization expense related to the identified intangible assets. The following table summarizes the Company’s unaudited pro forma financial information and is presented as if the ID R&D Acquisition and HooYu Acquisition occurred on October 1, 2020 and 2021, respectively (amounts shown in thousands):

	For the twelve months ended September 30,
	2022	2021
Pro forma revenue	$149,679	$130,302
Pro forma net income (loss)	$(6,683)	$(8,516)
The following table summarizes the results of ID R&D and HooYu that are included in the Company’s consolidated results (amounts shown in thousands):

	For the twelve months ended September 30,
	2022	2021
ID R&D
Revenue	$5,663	$849
Net Income (loss)	$(3,769)	$(3,021)
HooYu
Revenue	$5,738
Net Income (loss)	$(1,587)

4. RESTRUCTURING

In order to streamline the organization and focus resources going forward, the Company undertook strategic restructurings in June and November 2022, which included reductions in workforce. Restructuring costs consist of employee severance obligations and other related costs. The following table summarizes changes in the restructuring accrual during the twelve months ended September 30, 2023 (amounts in thousands):

Balance at September 30, 2022	$901
Additional costs incurred	2,109
Payments	(3,070)
Foreign currency effect on the restructuring accrual	60
Balance at September 30, 2023	$—

5. INVESTMENTS
The Company determines the appropriate designation of investments at the time of purchase and reevaluates such designation as of each balance sheet date. All of the Company’s investments are designated as available-for-sale debt securities. As of September 30, 2023 and 2022, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date. The Company’s long-term investments have maturity dates of greater than one year from the balance sheet date.

Available-for-sale marketable securities are carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of taxes, and reported as a separate component of stockholders’ equity. Management reviews the fair value of the portfolio at least monthly and evaluates individual securities with fair value below amortized cost at the balance sheet date. For debt securities, in order to determine whether impairment is other-than-temporary, management must conclude whether the Company intends to sell the impaired security and whether it is more likely than not that the Company will be required to sell the security before recovering its amortized cost basis. If management intends to sell an impaired debt security or it is more likely than not that the Company will be required to sell the security prior to recovering its amortized cost basis, an other-than-temporary impairment is deemed to have occurred. The amount of an other-than-temporary impairment on debt securities related to a credit loss, or securities that management intends to sell before recovery, is recognized in earnings. The amount of an other-than-temporary impairment on debt securities related to other factors is recorded consistent with changes in the fair value of all other available-for-sale securities as a component of stockholders’ equity in other comprehensive income (loss). No other-than-temporary impairment charges were recognized in the twelve months ended September 30, 2023, 2022, and 2021. The Company had no realized gain or loss from the sale of available-for-sale securities during the twelve months ended September 30, 2023. The Company realized a $0.3 million loss from the sale of available-for-sale securities during the twelve months ended September 30, 2022. There were no realized gains or losses from the sale of available-for-sale securities during the twelve months ended September 30, 2021.
The cost of securities sold is based on the specific identification method. Amortization of premiums, accretion of discounts, interest, dividend income, and realized gains and losses are included in other income, net in the consolidated statements of operations and other comprehensive income (loss).
The following tables summarize investments by type of security as of September 30, 2023 and 2022, respectively (amounts in thousands):

September 30, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$40,329	$1	$(76)	$40,254
Corporate debt securities, short-term	34,545	—	(99)	34,446
U.S. Treasury, long-term	1,371	—	(67)	1,304
Total	$76,245	$1	$(242)	$76,004

September 30, 2022:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$6,016	$—	$(134)	$5,882
Foreign government and agency securities, short-term	2,865	—	(38)	$2,827
Commercial paper, short-term	18,245	—	(223)	18,022
Corporate debt securities, short-term	32,065	—	(528)	31,537
U.S. Treasury, long-term	3,431	—	(210)	3,221
Corporate debt securities, long-term	7,692	—	(280)	7,412
Total	$70,314	$—	$(1,413)	$68,901
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
The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of September 30, 2023 and 2022, respectively (amounts in thousands):

September 30, 2023	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$40,254	$40,254	$—	$—
Corporate debt securities	34,446	—	34,446	—
Total short-term investments at fair value	74,700	40,254	34,446	—
Long-term investments:
U.S. Treasury	1,304	1,304	—	—
Total long-term investments at fair value	1,304	1,304	—	—

Total assets at fair value	$76,004	$41,558	$34,446	$—

Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$7,976	$—	$7,976	$—
Total liabilities at fair value	$7,976	$—	$7,976	$—

September 30, 2022	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$5,882	$5,882	$—	$—
Commercial paper	18,022	—	18,022	—
Foreign government and agency securities	2,827	—	2,827	—
Corporate debt securities	31,537	—	31,537	—
Total short-term investments at fair value	58,268	5,882	52,386	—
Long-term investments:
U.S. Treasury	3,221	3,221	—	—
Corporate debt securities	7,412	—	7,412	—
Total long-term investments at fair value	10,633	3,221	7,412	—

Total assets at fair value	$68,901	$9,103	$59,798	$—

Liabilities:
Current liabilities:
Acquisition-related contingent consideration	$5,920	$—	$—	$5,920
Total liabilities at fair value	$5,920	$—	$—	$5,920
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
As of September 30, 2023, total acquisition-related contingent consideration of $8.0 million is recorded in acquisition-related contingent consideration in the consolidated balance sheets. The Company recorded the acquisition date fair value based on the likelihood of contingent earnout payments related to the Company’s acquisition of ID R&D, as part of the consideration transferred. The earnout payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. The Company used a Monte Carlo Simulation to estimate fair value of total contingent consideration. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company previously classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. The second earnout period ended on May 28, 2023 and the value recorded as of September 30, 2023 is based on the calculated final payout and the Company reclassified the contingent consideration as Level 2 during the third quarter of fiscal year 2023. The following table includes a roll-forward of the contingent consideration liability during the twelve months ended September 30, 2023 (amounts in thousands):

Balance at September 30, 2022	$5,920
Expenses recorded due to changes in fair value	2,056
Balance at September 30, 2023	$7,976
The following tables summarize the quantitative information including the unobservable inputs related to our acquisition-related contingent consideration as of September 30, 2022 (amounts in thousands):

	Fair Value at September 30, 2022	Valuation Technique	Unobservable Input	Input Used
Acquisition-related contingent consideration	$5,920	Monte Carlo simulation	Weighted-average cost of capital	14.80%
			Revenue weight-average cost of capital	4.40%
			Revenue volatility	0.20

6. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $123.5 million and $115.6 million at September 30, 2023 and 2022, respectively, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the twelve months ended September 30, 2023 (amounts in thousands):

Balance at September 30, 2022	$115,632
Foreign currency effect on goodwill	7,916
Balance at September 30, 2023	$123,548
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names, and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of September 30, 2023 and 2022 are summarized as follows (amounts in thousands, except for years):

September 30, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9 years	$95,761	$39,254	$56,507
Customer relationships	4.7 years	25,168	21,396	3,772
Trade names	5.0 years	7,088	2,967	4,121
Covenants not to compete	3.0 years	$600	$326	274
Total intangible assets		$128,617	$63,943	$64,674

September 30, 2022:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9 years	$95,761	$32,265	$63,496
Customer relationships	4.7 years	25,168	18,241	6,927
Trade names	5.0 years	7,088	2,174	4,914
Covenants not to compete	3.0 years	600	181	419
Total intangible assets		$128,617	$52,861	$75,756

Amortization expense related to acquired intangible assets was $17.0 million, $13.5 million, and $7.5 million for twelve months ended September 30, 2023, 2022, and 2021, respectively, and is recorded within amortization and acquisition-related costs on the consolidated statements of operations and other comprehensive income (loss).
The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2024	14,650
2025	13,404
2026	12,207
2027	11,095
2028	9,418
Thereafter	3,900
Total	$64,674

7. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to RSUs, stock options, and ESPP shares for the twelve months ended September 30, 2023, 2022, and 2021, which were allocated as follows (amounts in thousands):

	2023	2022	2021
Cost of revenue	$468	$289	$339
Selling and marketing	3,023	4,383	3,399
Research and development	2,757	3,701	3,218
General and administrative	4,215	4,973	4,576
Stock-based compensation expense included in expenses	$10,463	$13,346	$11,532

No options were granted in the twelve months ended September 30, 2023 or 2022. As of September 30, 2023, the Company had $20.3 million of unrecognized compensation expense related to outstanding stock options and RSUs expected to be recognized over a weighted-average period of approximately 2.3 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of September 30, 2023, (i) 1,834,474 RSUs and 730,393 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 1,425,042 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 434,090 shares of Common Stock and 94,309 RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of September 30, 2023, (i) 729,124 shares have been issued to participants pursuant to the ESPP and (ii) 270,876 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.3 million, $0.4 million and $0.6 million in stock-based compensation expense related to the ESPP during each of the twelve months ended September 30, 2023, 2022, and 2021, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company's stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of September 30, 2023, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the twelve months ended September 30, 2023, 2022, and 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2020	1,162,505	$7.51	6.1	$6,081
Granted	—	$—
Exercised	(329,878)	$7.63		$2,670
Canceled	(15,910)	$9.41
Outstanding at September 30, 2021	816,717	$7.42	5.8	$9,046
Granted	—	$—
Exercised	(35,625)	$6.68		$279
Canceled	—	$—
Outstanding at September 30, 2022	781,092	$7.46	3.7	$1,512
Granted	—	$—
Exercised	(98,952)	$7.44		$338
Canceled	(30,871)	$9.49
Outstanding at September 30, 2023	651,269	$7.37	3.6	$2,185
Vested and Expected to Vest at September 30, 2023	651,269	$7.37	3.6	$2,185
Exercisable at September 30, 2023	647,884	$7.35	3.6	$2,181
The Company recognized $0.4 million, $0.5 million, and $0.7 million in stock-based compensation expense related to outstanding stock options during the twelve months ended September 30, 2023, 2022, and 2021, respectively. As of September 30, 2023, the Company had $9,000 of unrecognized compensation expense related to outstanding stock options expected to be recognized over a weighted-average period of approximately 0.1 years.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the twelve months ended September 30, 2023, 2022, or 2021.

Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the twelve months ended September 30, 2023, 2022, and 2021:

	Number of Shares	Weighted- Average Fair Value Per Share
Outstanding at September 30, 2020	2,661,943	$7.95
Granted	887,049	$13.35
Settled	(975,764)	$7.64
Canceled	(161,961)	$8.94
Outstanding at September 30, 2021	2,411,267	$9.99
Granted	1,272,917	$14.43
Settled	(898,178)	$9.57
Canceled	(344,329)	$11.16
Outstanding at September 30, 2022	2,441,677	$12.29
Granted	1,101,925	$10.24
Settled	(665,635)	$11.33
Canceled	(689,671)	$12.49
Outstanding at September 30, 2023	2,188,296	$11.49
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $7.1 million, $9.4 million, and $8.1 million in stock-based compensation expense related to outstanding RSUs in the twelve months ended September 30, 2023, 2022, and 2021, respectively. As of September 30, 2023, the Company had $16.7 million of unrecognized compensation expense related to outstanding RSUs, which is expected to be recognized over a weighted-average period of approximately 2.5 years.
Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the twelve months ended September 30, 2023, 2022, and 2021:

	Number of Shares	Weighted- Average Fair Market Value Per Share
Outstanding at September 30, 2020	353,556	$6.06
Granted	284,765	$11.84
Settled	(90,345)	$6.06
Canceled	(19,252)	$6.06
Outstanding at September 30, 2021	528,724	$9.17
Granted	629,279	$15.60
Settled	(176,864)	$8.42
Canceled	(61,683)	$13.51
Outstanding at September 30, 2022	919,456	$13.43
Granted	325,837	$10.23
Settled	(27,245)	$9.25
Canceled	(487,655)	$11.61
Outstanding at September 30, 2023	730,393	$13.37

The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.7 million, $3.0 million, and $1.3 million in stock-based compensation expense related to outstanding Performance RSUs in the twelve months ended September 30, 2023, 2022, and 2021, respectively. As of September 30, 2023, the Company had $3.4 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.7 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. During the fiscal year ended September 30, 2021, the performance conditions were achieved. In November 2021, the time vesting condition was met and the performance options vested in full. The Company recognized $0.1 million and $0.8 million in stock-based compensation expense related to outstanding Performance Options in the twelve months ended September 30, 2022 and 2021, respectively. The Company did not recognize any stock-based compensation expense related to outstanding performance options for the twelve months ended September 30, 2023.
Share Repurchase Program
On June 15, 2021, the Board authorized and approved a share repurchase program for up to $15 million of the currently outstanding shares of our Common Stock. The share repurchase program was completed during the second quarter of fiscal 2022 and as such the Company made no purchase during the twelve months ended September 30, 2023.
The Company made purchases of $14.8 million, or approximately 886,204 shares, during twelve months ended September 30, 2022 at an average price of $16.73 per share and subsequently retired the shares. The share repurchase program expired on June 30, 2022 and as such no purchases were made after this date. The timing, price and volume of repurchases were based on market conditions, relevant securities laws and other factors. The repurchases were made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions or pursuant to a share repurchase trading plan.
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

8. INCOME TAXES
Provision for Income Taxes
Income before income taxes for the twelve months ended September 30, 2023, 2022, and 2021 is comprised of the following (amounts in thousands):

	2023	2022	2021
Domestic	$23,836	$11,483	$10,966
Foreign	(13,495)	(7,881)	(2,164)
Total	$10,341	$3,602	$8,802
For the twelve months ended September 30, 2023, 2022, and 2021 the income tax benefit (provision) was as follows (amounts in thousands):

	2023	2022	2021
Current:
Federal	$(4,414)	$(233)	$—
State	(1,215)	(325)	(78)
Foreign	(1,023)	(1,800)	(1,119)
Total current provision for income taxes	(6,652)	(2,358)	(1,197)
Deferred:
Federal	(659)	(1,400)	(1,387)
State	819	513	457
Foreign	4,178	3,337	1,303
Total deferred provision for income taxes	4,338	2,450	373
Total tax benefit (expense)	$(2,314)	$92	$(824)
Deferred Income Tax Assets and Liabilities
Significant components of the Company’s net deferred tax assets and liabilities as of September 30, 2023 and 2022 are as follows (amounts in thousands):

	2023	2022
Deferred tax assets:
Stock-based compensation	$2,357	$1,793
Net operating loss carryforwards	11,548	6,656
Research credit carryforwards	4,336	7,747
Lease liability	1,185	859
Intangibles	4,606	—
Other, net	852	1,117
Total deferred assets	24,884	18,172
Deferred tax liabilities:
Right of use asset	(1,032)	(633)
Intangibles	(15,914)	(14,139)
Total deferred liabilities	(16,946)	(14,772)
Valuation allowance for net deferred tax assets	(2,769)	(2,868)
Net deferred tax asset	$5,169	$532
The net change in the total valuation allowance for the twelve months ended September 30, 2023 and 2022 was a decrease of $0.1 million and an increase of $2.1 million, respectively. There was no material change in the total valuation allowance during the twelve months ended September 30, 2023. The valuation allowance increased due to foreign losses incurred in the twelve months ended September 30, 2022. In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company considers projected future taxable income and planning strategies in making this assessment. Based on the level of historical operating results and the projections for future taxable income, the Company has determined that it is more likely than not that the deferred tax assets will be realized with the exception of the net foreign deferred tax assets for certain foreign entities. During the year ended September 30, 2022 the Company completed the HooYu Acquisition, as detailed in Note 3 which increased deferred tax liabilities related to intangible assets.
As of September 30, 2023, the Company has no available net operating loss carryforwards for federal income tax purposes. The net operating losses for state purposes are $25.2 million, which will begin to expire in 2032. As of September 30, 2023, the Company has no available federal research and development credit carryforwards as the Company fully utilized all federal research and development credits. As of September 30, 2023, the Company has available California research and development credit carryforwards, net of reserves, of $4.4 million, which do not expire. As of September 30, 2023, the Company has available foreign research and development credit carryforwards of $0.8 million, which will begin to expire in 2037.
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
Income Tax Provision Reconciliation
The difference between the income tax benefit (provision) and income taxes computed using the U.S. federal income tax rate was as follows for the twelve months ended September 30, 2023, 2022, and 2021 (amounts shown in thousands):

	2023	2022	2021
Amount computed using statutory rate	$(2,172)	$(756)	$(1,849)
Net change in valuation allowance for net deferred tax assets	292	(1,702)	(19)
Other	(477)	1,605	—
Foreign rate differential	504	268	13
Non-deductible items	(14)	(64)	(141)
Transaction costs	—	(411)	—
State income tax	(100)	251	(276)
Research and development credits	791	1,166	1,248
Foreign income tax	—	—	(15)
Contingent consideration	(432)	285	—
Uncertain tax positions	(184)	(318)	—
Stock compensation, net	(522)	(232)	215
Income tax (provision) benefit	$(2,314)	$92	$(824)
Uncertain Tax Positions
In accordance with authoritative guidance, the Company recognizes the benefit of uncertain income tax positions only if those positions are more likely than not of being sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The following table reconciles the beginning and ending amount of unrecognized tax benefits for the twelve months ended September 30, 2023, 2022, and 2021 (amounts shown in thousands):

	2023	2022	2021
Gross unrecognized tax benefits at the beginning of the year	$2,664	$2,114	$1,810
Additions from tax positions taken in the current year	330	484	268
Additions from tax positions taken in prior years	—	66	36
Reductions from tax positions taken in prior years	(9)	—	—
Gross unrecognized tax benefits at end of the year	$2,985	$2,664	$2,114
Of the total unrecognized tax benefits at September 30, 2023, $2.4 million will impact the Company’s effective tax rate. The Company does not anticipate that there will be a substantial change in unrecognized tax benefits within the next twelve months.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2023, no accrued interest or penalties related to uncertain tax positions are recorded in the consolidated financial statements.
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

9. CONVERTIBLE SENIOR NOTES
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

	September 30, 2023	September 30, 2022
2026 Notes:
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(19,734)	(27,280)
Carrying amount	$135,516	$127,970
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional
Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2023 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2022 (“Form 10-K”)and the Form 10-Q for the quarter ended December 31, 2022 (“Q1 Form 10-Q”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended March 31, 2023 (“Q2 Form 10-Q”) and its Form 10-Q for the quarter ended June 30, 2023 (“Q3 Form 10-Q”). The Company then filed its Form 10-K with the SEC on July 31, 2023, its Q1 Form 10-Q with the SEC on September 6, 2023, and its Q2 Form 10-Q with the SEC on September 29, 2023. As a result, the Company was no longer required to accrue additional special interest. As of February 15, 2024, the Company was not in compliance with certain covenants in the Indenture as a result of not timely filing its Form 10-Q for the quarter ended December 31, 2023 with the SEC.
In December 2023, the Company was notified that we were not in compliance with the Nasdaq listing rules as a result of the failure to timely file the Company’s Form 10-K for the year ended September 30, 2023, and the Nasdaq issued a delisting determination. The Company requested and received a stay pending a hearing to occur on March 19, 2024. The Company has a panel hearing with the Nasdaq on March 19, 2024 to review the Company’s request to extend the stay of suspension of the Company’s common stock from the Nasdaq. The Company’s common stock will continue to trade on the Nasdaq Capital Market under the symbol “MITK” until the Panel issues its decision following the hearing and through the expiration of any additional extension period granted by the Panel. The Panel has discretion to grant an exception for up to 180 days after the Nasdaq Staff’s initial delisting decision. There can be no assurance that the Panel will grant the Company’s request for a stay pending the hearing process or any further extension following the hearing or continued listing. If the Company’s common stock ceases to be listed for trading on the Nasdaq the Company could be in default under the covenants within the 2026 Notes which could result in the Company’s debt becoming due and payable earlier than the maturity date. If the notes are called, the Company would seek a refinancing of all or a portion of the notes, repay the notes, or a combination of these actions.
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
As of September 30, 2023, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of September 30, 2023, the embedded conversion derivative is included in additional paid-in capital in the consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met.
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
The following table presents the total amount of interest cost recognized relating to the 2026 Notes for the twelve months ended September 30, 2023 and 2022 (amounts in thousands):

	2023	2022
Contractual interest expense	$1,615	$1,179
Amortization of debt discount and issuance costs	7,546	7,053
Total interest expense recognized	$9,161	$8,232

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $19.7 million as of September 30, 2023, and will be amortized over approximately 2.3 years.

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
The Company was initially required to settle the Notes Hedge in cash, as they did not qualify for the scope exception for contracts involving an issuer’s own equity in ASC 815 and were accounted for as a derivative asset. Upon initial purchase, the Notes Hedge was recorded in convertible senior notes hedge at $33.2 million in the consolidated balance sheets. In the second quarter of fiscal 2022, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock, to an amount sufficient to settle the conversion of the 2026 Notes. As a result of the increase to the number of authorized shares of Common Stock, the Company reclassified the Notes Hedge to additional paid-in capital.
As of September 30, 2023, the Notes Hedge is included in additional paid-in capital in the consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During fiscal 2023, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of September 30, 2023, the Warrant Transactions had not been exercised and remained outstanding.

10. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of September 30, 2023), plus the interest accrued and the legal fees.
ICAR and Mr. Xavier Codó Grasa submitted an appeal against this judgment on July 13, 2022. Global Equity & Corporate Consulting, S.L. filed an opposition to that appeal on September 2, 2022. The next procedural step will be the voting and issuing of the ruling on the appeal. Global Equity & Corporate Consulting, S.L. requested the provisional enforcement of the judgment, asking ICAR and Mr. Xavier Codó Grasa to deposit the damages awarded plus 30% to cover the possible interests that may continue to accrue during the appeal (€1.1 million in total) with the Court.
According to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim. As a consequence, the escrow (€0.9 million) was released pursuant to the provisional enforcement of the judgment, and Mr. Xavier Codó Grasa deposited the remaining €0.2 million. Global Equity & Corporate Consulting, S.L. also requested that ICAR and Mr. Xavier Codó Grasa bear the costs of the provisional enforcement. This amounted to €16,475 for the accrued interests, and €10,995 as legal costs. ICAR and Mr. Xavier Codó Grasa have complied with this request, having such amounts charged to the damages deposited with the Court.
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
On July 7, 2018, United Services Automobile Association (“USAA”) filed a lawsuit against Wells Fargo Bank, N.A. (“Wells Fargo”) in the Eastern District of Texas alleging that Wells Fargo’s remote deposit capture systems (which in part utilize technology provided by the Company to Wells Fargo through a partner) infringe four USAA owned patents related to mobile deposits (the “First Wells Lawsuit”). On August 17, 2018, USAA filed a second lawsuit (the “Second Wells Lawsuit” and together with the First Wells Lawsuit, the “Wells Lawsuits”) against Wells Fargo in the Eastern District of Texas asserting that an additional five patents owned by USAA were infringed by Wells Fargo’s remote deposit capture system. In neither lawsuit was the Company named in the Complaint as an infringer nor at any time did USAA allege specifically that the Company’s products by themselves infringed any of the asserted patents. Subsequently, on November 6, 2019, a jury in the First Wells Lawsuit found that Wells Fargo willfully infringed at least one of the Subject Patents (as defined below) and awarded USAA $200 million in damages. In the Second Wells Lawsuit, USAA dropped two of the patents from the litigation, and the judge in the case found that one of the remaining three patents was invalid. On January 10, 2020, a jury in the Second Wells Lawsuit found that Wells Fargo willfully infringed at least one of the patents at issue in that case and awarded USAA $102 million in damages. No Mitek product was accused of infringing either of the two patents in question in the Second Wells Lawsuit as the litigation involved broad banking processes and not the Company’s specific mobile deposit features. USAA and Wells Fargo subsequently reached a settlement, and on April 1, 2021, the Court granted the parties’ joint motion and stipulation of dismissal of the Wells Lawsuits with prejudice.
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
While neither the Wells Lawsuits nor the PNC Lawsuits name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe the ’779 Patent, the ’571 Patent, the ’517 Patent, and the ’090 Patent (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The court held another hearing on USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds, and once again granted USAA’s motion to dismiss on February 23, 2023. The Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed, and the Company is awaiting oral argument. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
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
On July 7, July 14, and July 21 2021, PNC Bank filed six additional petitions for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’779 Patent, the ’571 Patent, the ‘559 Patent, and the ‘432 Patent. On August 27, 2021, PNC filed two additional petitions for IPR challenging the validity of the ‘681 Patent and the ‘605 Patent. In October and November of 2021, PNC Bank filed four more petitions for IPR challenging the validity of the ‘638 Patent, the ‘136 Patent, and the ‘598 Patent. The Patent Office denied institution with respect to the petitions challenging the ‘432 Patent, the ‘605 Patent, the ‘681 Patent, and the ‘638 Patent, but instituted inter partes review on the petitions relating to the ‘779 Patent, the ‘571 Patent, the ‘559 Patent, and the ‘598 Patent—finding a reasonable likelihood that at least one challenged patent claim was invalid. The U.S. Patent & Trademark Office issued a final written decision in each of the IPRs challenging the ‘779 Patent, the ‘571 Patent, and the ‘559 Patent and found all challenged claims of each patent unpatentable. USAA filed requests for rehearing and requests for POP review. The requests for POP review and for rehearing were denied in March 2023.
On August 16, 2021, USAA filed suit against BBVA USA (“BBVA”) in the Eastern District of Texas alleging infringement of the same patents at issue in the PNC Lawsuits. While the Company’s IPR petitions were mentioned in the complaint, the Company was not named as a defendant or mentioned in connection with any alleged infringement. BBVA then sent the Company an indemnification demand on September 7, 2021. For the same reasons discussed above in connection with PNC Bank and PNC Lawsuits, the Company does not believe it is obligated to indemnify BBVA. On June 6, 2022, the Court granted the parties’ request to administratively close the case and stay all deadlines in view of the pending appeal in the PNC Lawsuits.
On July 29, 2022, USAA filed another patent infringement lawsuit against Truist Bank (“Truist”) in the Eastern District of Texas. The lawsuit alleges infringement of the ’090 Patent, the ’432 Patent, and the U.S. Patent No. 11,182,753 (“the ’753 Patent”). The Company was not named as a defendant or mentioned in connection with any alleged infringement. On October 5, 2022, Truist’s integration partner, NCR Corporation, sent an indemnification demand to the Company requesting indemnification from all claims related to the lawsuit. For the same reasons discussed above in connection with the PNC Lawsuits, the Company does not believe it is obligated to indemnify NCR Corporation or end-users of NCR Corporation resulting from the patent infringement allegations by USAA. On October 7, 2022, Truist filed a motion to transfer venue to the Western District of North Carolina. The motion was denied on April 8, 2023. On December 30, 2022, Truist filed a motion for leave to file counterclaims against USAA alleging patent infringement of U.S. Patent Nos. 7,336,813; 7,519,214; 8,136,721; and 9,760,797, which was granted on April 8, 2023. On March 13, 2023, USAA moved for leave to file a First Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,544,944 (“the ’944 Patent”). On April 4, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the lawsuit. On May 3, 2023, USAA moved for leave to file a Second Amended Complaint, adding an additional allegation of patent infringement of U.S. Patent No. 11,625,770 (“the ’770 Patent”). On May 30, 2023, Truist sent another indemnification demand to the Company requesting indemnification related to the Second Amended Complaint. On October 6, 2023, the parties filed a Notice of Settlement and Joint Motion and Stipulation of Dismissal. All claims and causes of actions between the parties were dismissed with prejudice on October 10, 2023 in view of the settlement.
In October and November of 2022, Truist filed a petition for IPR with the U.S. Patent & Trademark Office challenging the validity of the ’090 Patent, the ’432 Patent, and the ’753 Patent. The Patent Office instituted the petitions directed to the ’090 and ’753 Patents, but denied institution of the petition directed to the ’432 Patent. In view of the settlement between USAA and Truist, the IPRs were withdrawn.
The Company incurred legal fees of $1.4 million in the fiscal year ended September 30, 2023 related to third party claims against our customers. Such fees are included in general and administrative expenses in the consolidated statement of operations and other comprehensive income (loss).

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
On August 2, 2023, the Company filed a separate lawsuit against Richard Steggall, UFT (North America), LLC fka Urban FT LLC; Urban FT Group, Inc; Urban FT Client Solutions, LLC; UFT Professional Services, LLC; and X-35 Financial Technologies, in the San Diego Superior Court, (case No. 37-2023-00033005-CU-FR-CTL) (“Fraud Conveyance Action”). The Fraud Conveyance Action alleges that the Mr. Steggall orchestrated a scheme to strip UFT (North America), LLC of any assets and effectively transfer the Urban FT business to other entities he owns and controls, all to avoid the Company’s collection efforts. The Fraud Conveyance Action also alleges that Mr. Steggall funnels Urban FT’s revenues through a web of other entities he owns and controls, all to ensure that creditors, including the Company, cannot collect their debts. The parties have started discovery.
On February 23, 2024, the Court set the Fraud Conveyance Action for trial on March 14, 2025. Separately, the Company filed two motions to compel discovery set for April 12, 2024. The defendants have filed a motion to quash the Company’s subpoena to Chase Bank and the defendants filed an Order to Show Cause to hold the Company in contempt for violating the parties’ Protective Order. The Company anticipates filing its own motion for sanctions against defendants for their frivolous contempt motion.
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Maplebear Inc., d/b/a Instacart (“Instacart”), in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL) (the “Instacart Lawsuit”). Mitek alleged causes of action for breach of contract as well as breach of the implied covenant and requested over $2.0 million in damages.
On August, 3, 2018 Instacart entered into a Master Services Agreement (the “Master Services Agreement”) with Mitek agreeing to purchase a subscription to Mitek’s Mobile Verify Advanced service. On June 19, 2020, the parties entered into a second Order Form in connection with the Master Services Agreement. The Order Form had a term of June 18, 2020 to December 31, 2023 and called for an annual commitment of $1.2 million. On September 23, 2021, Instacart sent a letter to Mitek purporting to outline breaches under the Master Services Agreement. Mitek responded on November 11, 2021, refuting Instacart’s claims and offering to engage in further discussions. Instacart thereafter sent a Notice of Termination of the Master Services Agreement dated November 24, 2021.
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
On November 28, 2022, Instacart filed a cross-complaint against Mitek alleging: (1) Fraudulent Inducement; (2) Intentional Misrepresentation; (3) False Advertising; (4) Fraudulent Business Practices; (5) Unlawful Business Practices; (6) Unfair Business Practices; (7) Breach of Contract; and (8) Breach of the Implied Covenant of Good Faith and Fair Dealing. On January 27, 2023, Mitek filed a demurrer to the cross-complaint (the functional equivalent of a motion to dismiss). Both Parties also filed motions to compel further responses to written discovery requests. The Court did not decide the demurrer or the motions to compel before the Parties resolved and dismissed the case.
On September 29, 2023, the Parties reached an agreement to resolve the case. The terms of the settlement were completed and, on October 24, 2023, the Company filed a Request for Dismissal, signed by counsel for both parties and asking the clerk of the Court to dismiss the Company’s complaint and causes of action as well as Instacart’s cross-complaint and causes of action. The Court entered the Request for Dismissal on October 24, 2023 and dismissed the Parties’ respective claims with prejudice.
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
On March 10, 2023, Plaintiff filed an Amended Complaint adding a second named plaintiff, who is also HyreCar end-user, but otherwise not materially changing the allegations. On March 27, 2023, the Company filed a Motion to Dismiss or, in the Alternative, to Strike Class Allegations.
On May 11, 2023, and after the Company’s Motion to Dismiss or, in the Alternative, to Strike Class Allegations had been fully briefed, Plaintiffs filed a Motion for Leave to File a Second Amended Complaint seeking to add two new named plaintiffs, who are end-users of the Company’s customers Instacart and Roadie, and to remove one named plaintiff. The Company opposed the Motion for Leave.
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
Employee 401(k) Plan
The Company has a 401(k) plan that allows participating employees to contribute a percentage of their salary, subject to Internal Revenue Service annual limits. In 2015, the Company implemented a company match to the plan. The Company's contributions are made in an amount equal to 50% of the first 6% of an employee's designated deferral of their eligible compensation. The Company's total cost related to the 401(k) plan was $0.5 million, $0.7 million, and $0.7 million for the twelve months ended September 30, 2023, 2022, and 2021, respectively.

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

The following table provides the components of lease cost recognized in the consolidated statements of operations and comprehensive income for the periods presented (amounts in thousands):

	Twelve Months Ended September 30,
	2023	2022
Operating lease cost	2,025	1,881
Variable lease cost	319	385
Total lease cost(1)	2,344	2,266
1.Short-term lease costs incurred by the Company for the twelve months ended September 30, 2023 and 2022 were immaterial.
Other information related to leases as of the balance sheet dates presented are as follows:

	Twelve Months Ended September 30,
	2023	2022
Weighted-average remaining lease term (years) - operating leases	4.3	4.5
Weighted-average discount rate - operating leases	3.7%	3.5%
Maturities of operating lease liabilities as of September 30, 2023 were as follows (amounts in thousands):

Operating Leases[1]
2024	1,985
2025	713
2026	701
2027	616
2028	413
Thereafter	574
Total lease payments	5,002
Less: amount representing interest	$(233)
Present value of future lease payments	$4,769
1.Excludes approximately $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced.

12. REVENUE CONCENTRATION
Revenue Concentration
For the twelve months ended September 30, 2023, the Company derived revenue of $27.7 million from one customer, with such customer accounting for 16% of the Company’s total revenue. For the twelve months ended September 30, 2022, the Company derived revenue of $25.0 million from the same single customer, with such customer accounting for 17% of the Company's total revenue. For the twelve months ended September 30, 2021, the Company derived revenue of $20.2 million from the same single customer, with such customer accounting for 17% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $2.7 million, $8.0 million, and $3.4 million at September 30, 2023, 2022, and 2021, respectively.
From a geographic perspective, approximately 72% and 68% of the Company’s total long-term assets as of September 30, 2023 and 2022, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately

23% and 18% of the Company’s total long-term assets excluding goodwill and other intangible assets as of September 30, 2023 and 2022, respectively, are associated with the Company’s international subsidiaries.
The United States was the only country that accounted for more than 10% of the Company’s revenue in the twelve months ended September 30, 2023, 2022, and 2021. Revenue for the twelve months ended September 30, 2023, 2022, and 2021 were as follows (amounts in thousands):

	Twelve Months Ended September 30,
	2023	2022	2021
United States	$134,957	$113,499	$92,832
All other countries	37,595	31,305	26,965
Total revenue	$172,552	$144,804	$119,797

13. QUARTERLY INFORMATION (UNAUDITED)
As previously reported, there was a restatement of the second and third quarters of fiscal 2022, as described in Note 15 of the accompanying notes to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. The following table sets forth selected quarterly financial information for fiscal 2023 and 2022 as follows (amounts in thousands except per share data):

	2023
	Q1	Q2	Q3	Q4
Revenue	$45,703	$46,123	$43,070	$37,656
Cost of revenue (exclusive of depreciation & amortization)	5,069	5,898	5,712	6,272
Operating expenses	32,261	31,539	35,566	34,671
Operating income (loss)	8,373	8,686	1,792	(3,287)
Interest expense	2,137	2,163	2,362	2,401
Other income, net	340	454	925	2,121
Income tax benefit (provision)	(1,846)	(1,808)	(783)	2,123
Net income (loss)	4,730	5,169	(428)	(1,444)
Net income (loss) per share:
Basic income (loss) per share	0.11	0.11	(0.01)	(0.03)
Shares used in calculating net income (loss) per share—basic	44,930	45,377	46,002	45,997
Diluted income (loss) per share	0.10	0.11	(0.01)	(0.03)
Shares used in calculating net income (loss) per share—diluted	45,634	45,780	46,473	47,050

	2022
	Q1	Q2	Q3	Q4
Revenue	$32,473	$33,510	$39,195	$39,626
Cost of revenue (exclusive of depreciation & amortization)	4,556	4,451	5,784	5,217
Operating expenses	23,089	26,379	32,518	30,610
Operating income (loss)	4,828	2,680	893	3,799
Interest expense	2,008	2,040	2,077	2,107
Other income (expense), net	135	(225)	89	(365)
Income tax benefit (provision)	168	20	880	(976)
Net income (loss)	3,123	435	(215)	351
Net income (loss) per share:
Basic income (loss) per share	0.07	0.01	—	0.01
Shares used in calculating net income (loss) per share—basic	44,788	44,775	44,669	44,661
Diluted income (loss) per share	0.07	0.01	—	0.01
Shares used in calculating net income (loss) per share—diluted	46,155	46,097	45,224	45,311

14. SUBSEQUENT EVENTS
On February 13, 2024 (the “Closing Date”), the Company, A2iA Corp., and ID R&D, Inc. (jointly and severally, individually and collectively, “Borrower”) entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”). Capitalized terms used but not defined herein shall have the meanings ascribed to them in the Credit Agreement.
The Credit Agreement provides for a revolving line of credit whereby Borrower may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by Borrower’s assets. Any newly formed or acquired subsidiary of Borrower or any Guarantor, will either join the Credit Agreement as a co-borrower or become a Guarantor under the Credit Agreement, as determined by the Bank in its sole discretion. Borrower intends to use the Revolving Line for working capital and general business purposes.
The Revolving Line terminates, and any outstanding principal amount of all advances made thereunder, and any accrued and unpaid interest thereon, become immediately due and payable on the earlier of (a) the three year anniversary of the Closing Date and (b) the date that is within 90 days of the maturity date of the “2026 Convertible Note” if such notes are outstanding as of such date.

“2026 Senior Convertible Note” means the existing unsecured Indebtedness issued pursuant to that certain Indenture between the Company as issuer and UMB Bank, National Association as Indenture Trustee dated as of February 5, 2021, which provide for the issuance from time to time of debentures, notes or other debt instruments of Borrower, to be issued in one or more series.
Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. Borrower must also pay Bank (i) a commitment fee of $87,500 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
The Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of Borrower, and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, Borrower may be required to deposit cash with the Bank in an amount equal to 105% of any undrawn letters of credit denominated in U.S. Dollars or 115% of any undrawn letters of credit denominated in a foreign currency.

15. REVISION OF PREVIOUSLY REPORTED CONSOLIDATED FINANCIAL STATEMENTS
In connection with the preparation of its consolidated financial statements for the twelve months ended September 30, 2023, the Company determined that its previously issued consolidated financial statements for the period ended September 30, 2022 contained errors in the application of GAAP as follows:
i.The Company incorrectly netted accounts receivable and deferred revenue balances where the right of offset did not exist, which resulted in an understatement of $8.0 million in both accounts receivable, net and deferred revenue, current portion.
ii.The Company determined it had failed to include the impact of share-based compensation deductions triggered by the HooYu Acquisition when recording the business combination in March 2022. This resulted in an understatement of $21.6 million of deferred tax assets relating to NOLs that should have been recorded in the Company’s deferred tax asset balance (understatement of $5.4 million, tax effected) upon the acquisition of HooYu. The adjustment was $4.6 million after the impacts of foreign exchange.
iii.The Company incorrectly identified termination for convenience clauses in six software license contracts and incorrectly recognized revenue on certain of its multiyear term licenses. As such, the Company recognized $0.9 million of additional revenue for the twelve months ended September 30, 2022. This also resulted in a increase in contract assets, current portion of $0.8 million, a decrease in deferred revenue of $0.2 million, a decrease in income tax benefit of $0.2 million, a decrease in prepaids of $0.1 million, a decrease in deferred income tax assets of $0.1 million, an increase in income tax payables of $12,000 and a decrease in other current liabilities of $7,000.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (“SAB 99”) and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”), the Company evaluated the errors and has determined that the related impact was immaterial to the previously issued consolidated financial statements; however, correcting the error in the current period would have a material impact on the current financial statements. Therefore, the Company, in consultation with the Audit Committee of the Company’s Board of Directors, concluded that the affected period should be revised to present the identified adjustment discussed below. The Company has not filed, and does not intend to file, an amendment to the previously filed Annual Report on Form 10-K for the period ended September 30, 2022, but instead is revising its previously reported financial statements in this Annual Report on Form 10-K, as follows (amounts in thousands):

	As of September 30, 2022
	As Previously Reported	Total Adjustments	As Revised

Accounts receivable, net (i)	$27,874	$8,048	$35,922
Contract assets, current portion (iii)	6,273	764	7,037
Prepaid expenses (iii)	2,000	(54)	1,946
Goodwill (ii)	120,186	(4,554)	115,632
Deferred income tax assets (iii)	10,245	(135)	10,110
Total assets	360,410	4,069	364,479
Income tax payables (iii)	194	12	206
Other current liabilities (iii)	2,409	(7)	2,402
Deferred revenue, current portion (i)(iii)	13,394	7,956	21,350
Deferred income tax liabilities (ii)	14,132	(4,554)	9,578
Total liabilities	$190,093	$3,407	$193,500

	Twelve months ended September 30, 2022
	As Previously Reported	Total Adjustments	As Revised
Revenue
Software and hardware (iii)	$72,494	$434	$72,928
Services and other (iii)	71,449	427	71,876
Total revenue	143,943	861	144,804
Operating income	11,339	861	12,200
Other expense, net (iii)	(370)	4	(366)
Income tax benefit (iii)	295	(203)	92
Net income	$3,032	$662	$3,694
The statement of cash flows and impacted footnote disclosures have also been revised to give effect to this correction. Management also evaluated the above misstatements and concluded they were not material to the interim periods for fiscal years 2022 and 2023, individually and in aggregate. As a result, the Company plans to prospectively correct the relevant prior period condensed consolidated financial statements and related footnotes for these misstatements.