Form 10-Q
period 2023-12-31
MITEK SYSTEMS INC
filed 2024-04-15
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 46,790,611 shares of the registrant’s common stock outstanding as of March 31, 2024.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2023

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2023 (Unaudited)	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$64,538	$58,913
Short-term investments	59,373	74,700
Accounts receivable, net	35,267	32,132
Contract assets, current portion	17,305	18,355
Prepaid expenses	6,908	3,513
Other current assets	2,573	2,396
Total current assets	185,964	190,009
Long-term investments	—	1,304
Property and equipment, net	2,695	2,829
Right-of-use assets	3,837	4,140
Intangible assets, net	63,173	64,674
Goodwill	127,664	123,548
Deferred income tax assets	13,388	11,645
Contract assets, non-current portion	7,216	5,579
Other non-current assets	1,453	1,647
Total assets	$405,390	$405,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,169	$7,589
Accrued payroll and related taxes	7,063	10,554
Accrued interest payable	598	305
Income tax payables	51	4,329
Deferred revenue, current portion	18,330	17,360
Lease liabilities, current portion	1,569	1,902
Acquisition-related contingent consideration	—	7,976
Other current liabilities	1,820	1,482
Total current liabilities	39,600	51,497
Convertible senior notes	137,486	135,516
Deferred revenue, non-current portion	1,051	957
Lease liabilities, non-current portion	2,792	2,867
Deferred income tax liabilities, non-current portion	6,757	6,476
Other non-current liabilities	3,906	2,874
Total liabilities	191,592	200,187

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 46,631,594 and 45,591,199 issued and outstanding, as of December 31, 2023 and September 30, 2023, respectively	47	46
Additional paid-in capital	236,447	228,691
Accumulated other comprehensive loss	(7,591)	(14,237)
Accumulated deficit	(15,105)	(9,312)
Total stockholders’ equity	213,798	205,188
Total liabilities and stockholders’ equity	$405,390	$405,375

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2023	2022
Revenue
Software and hardware	$15,980	$26,376
Services and other	20,937	19,327
Total revenue	36,917	45,703
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	40	169
Cost of revenue—services and other (exclusive of depreciation & amortization)	5,494	4,900
Selling and marketing	9,856	9,515
Research and development	8,874	7,670
General and administrative	15,538	8,479
Amortization and acquisition-related costs	3,983	4,821
Restructuring costs	48	1,776
Total operating costs and expenses	43,833	37,330
Operating income (loss)	(6,916)	8,373
Interest expense	2,263	2,137
Other income, net	1,642	336
Income (loss) before income taxes	(7,537)	6,572
Income tax benefit (provision)	1,744	(1,846)
Net income (loss)	$(5,793)	$4,726
Net income (loss) per share—basic	$(0.13)	$0.11
Net income (loss) per share—diluted	$(0.13)	$0.10
Shares used in calculating net income (loss) per share—basic	46,294	44,930
Shares used in calculating net income (loss) per share—diluted	46,294	45,634
Comprehensive income
Net income (loss)	$(5,793)	$4,726
Foreign currency translation adjustment	6,544	12,703
Unrealized gain on investments	102	352
Comprehensive income	$853	$17,781

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(9,312)	$(14,237)	$205,188
Exercise of stock options	97	—	856	—	—	856
Settlement of restricted stock units	633	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	3,430	—	—	3,430
Components of comprehensive income:
Net loss	—	—	—	(5,793)	—	(5,793)
Currency translation adjustment	—	—	—	—	6,544	6,544
Change in unrealized gain (loss) on investments	—	—	—	—	102	102
Total comprehensive income						853
Balance, December 31, 2023	46,632	$47	$236,447	$(15,105)	$(7,591)	$213,798

	Three Months Ended December 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(17,338)	$(28,219)	$170,980
Exercise of stock options	83	—	662	—	—	662
Settlement of restricted stock units	486	1	(1)	—	—	—
Stock-based compensation expense	—	—	2,442	—	—	2,442
Components of comprehensive income:
Net income	—	—	—	4,726	—	4,726
Currency translation adjustment	—	—	—	—	12,703	12,703
Change in unrealized gain (loss) on investments	—	—	—	—	352	352
Total comprehensive income						17,781
Balance, December 31, 2022	45,249	$45	$219,596	$(12,612)	$(15,164)	$191,865

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2023	2022
Operating activities:
Net income (loss)	$(5,793)	$4,726
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,430	2,442
Amortization of intangible assets	3,847	4,487
Depreciation and amortization	391	343
Amortization of investment premiums & other	(1,398)	13
Accretion and amortization on debt securities	1,970	1,844
Net changes in estimated fair value of acquisition-related contingent consideration	136	330
Deferred taxes	(1,708)	(3,459)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,771)	58
Contract assets	(511)	(5,507)
Other assets	(3,192)	(154)
Accounts payable	2,520	980
Accrued payroll and related taxes	(3,704)	(4,174)
Income taxes payable(1)	(4,254)	5,149
Deferred revenue	857	(1,521)
Restructuring accrual	—	(651)
Other liabilities(1)	717	354
Net cash provided by (used in) operating activities	(9,463)	5,260
Investing activities:
Purchases of investments	(14,991)	—
Sales and maturities of investments	33,121	18,750
Purchases of property and equipment, net	(241)	(154)
Net cash provided by (used in) investing activities	17,889	18,596
Financing activities:
Proceeds from the issuance of equity plan common stock	856	662
Payment of acquisition-related contingent consideration	(4,641)	—
Proceeds from other borrowings	707	—
Principal payments on other borrowings	(36)	(36)
Net cash provided by (used in) financing activities	(3,114)	626
Foreign currency effect on cash and cash equivalents	313	574
Net increase in cash and cash equivalents	5,625	25,056
Cash and cash equivalents at beginning of period	58,913	32,059
Cash and cash equivalents at end of period	$64,538	$57,115
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$3,471	$—
Cash paid for income taxes	$7,838	$213
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$102	$352
  (1) December 31, 2022 condensed consolidated statement of cash flows reflects reclassifications to conform to the current year presentation.

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
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company as of December 31, 2023 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2024.
Results for the three months ended December 31, 2023, are not necessarily indicative of results for any other interim period or for a full fiscal year.
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

Net Income (Loss) Per Share
For the three months ended December 31, 2023 and 2022, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
Stock options	594	502
RSUs	1,749	860
ESPP common stock equivalents	49	130
Performance options	476	741
Performance RSUs	1,312	296
Convertible senior notes	7,448	7,448
Warrants	7,448	7,448
Total potentially dilutive common shares outstanding	19,076	17,425
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2023	2022
Net income (loss)	$(5,793)	$4,726
Weighted-average shares outstanding—basic	46,294	44,930
Common stock equivalents	—	704
Weighted-average shares outstanding—diluted	46,294	45,634
Net income (loss) per share:
Basic	$(0.13)	$0.11
Diluted	$(0.13)	$0.10
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2023, $2.0 million was outstanding under these agreements and $0.2 million and $1.8 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2023, $1.3 million was outstanding under these agreements and approximately $0.2 million and $1.1 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the quarter ended December 31, 2023.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. There have been no changes to these accounting policies through December 31, 2023.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on its income tax disclosures.

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
No other new accounting pronouncement issued or effective during the three months ended December 31, 2023 had, or are expected to have, a material impact on the Company’s condensed consolidated financial statements.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
Major product category
Deposits software and hardware	$14,048	$24,453
Deposits services and other	7,029	5,828
Deposits revenue	21,077	30,281
Identity verification software and hardware	1,932	1,923
Identity verification services and other	13,908	13,499
Identity verification revenue	15,840	15,422
Total revenue	$36,917	$45,703
Contract Balances
The following table provides information about contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2023	September 30, 2023	December 31, 2022	September 30, 2022
Contract assets, current	$17,305	$18,355	$6,223	$7,037
Contract assets, non-current	7,216	5,579	10,741	4,218
Contract liabilities (deferred revenue), current	18,330	17,360	12,647	21,350
Contract liabilities (deferred revenue), non-current	1,051	957	1,236	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $9.1 million and $6.6 million of revenue during the three months ended December 31, 2023, and 2022, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $0.6 million and $0.9 million as of December 31, 2023 and September 30, 2023, respectively.

Contract assets, current and contract liabilities (deferred revenue), current, for the three months ended December 31, 2022 have been revised, as previously disclosed in Note 15 in the Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. These immaterial revisions are made for consistency.
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.4 million and $2.6 million as of December 31, 2023 and September 30, 2023, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income and totaled $0.4 million during each of the three months ended December 31, 2023 and 2022. There were no impairment losses recognized during both the three months ended December 31, 2023 and 2022 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2023 and September 30, 2023 (amounts in thousands):

December 31, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$31,755	$15	$(83)	$31,687
Commercial paper, short-term	18,622	—	—	18,622
Corporate debt securities, short-term	9,054	51	(41)	9,064
Total	$59,431	$66	$(124)	$59,373

September 30, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$40,329	$1	$(76)	$40,254
Corporate debt securities, short-term	34,545	—	(99)	34,446
U.S. Treasury, long-term	1,371	—	(67)	1,304
Total	$76,245	$1	$(242)	$76,004
All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2023 and September 30, 2023, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at December 31, 2023 are as follows: $59.4 million within one year and none beyond one year to five years. As of September 30, 2023, the contractual maturities of the available-for-sale securities were $74.7 million within one year and $1.3 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of December 31, 2023 and September 30, 2023, respectively (amounts in thousands):

December 31, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$31,687	$31,687	$—	$—
Commercial paper	18,622	—	18,622	—
Corporate debt securities	9,064	—	9,064	—
Total short-term investments at fair value	59,373	31,687	27,686	—

Total assets at fair value	$59,373	$31,687	$27,686	$—

September 30, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$40,254	$40,254	$—	$—
Corporate debt securities	34,446	—	34,446	—
Total short-term investments at fair value	74,700	40,254	34,446	—
Long-term investments:
U.S. Treasury	1,304	1,304	—	—
Total long-term investments at fair value	1,304	1,304	—	—

Total assets at fair value	$76,004	$41,558	$34,446	$—
Liabilities:
Acquisition-related contingent consideration	$7,976	$—	$—	$7,976
Total liabilities at fair value	$7,976	$—	$—	$7,976

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
As of December 31, 2023, no acquisition-related contingent consideration is recorded in the condensed consolidated balance sheets. The Company recorded the acquisition date fair value based on the likelihood of contingent earnout payments related to the Company’s acquisition of ID R&D Inc., as part of the consideration transferred. The earnout payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company previously classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. The second earnout period ended on May 28, 2023 and the Company recorded the value based on the calculated final payout and reclassified the contingent consideration as Level 2 during the third quarter of fiscal 2023. The contingent consideration was settled during the three months ended December 31, 2023.

The following table includes a roll-forward of the contingent consideration liability during the three months ended December 31, 2023 (amounts in thousands):

Balance at September 30, 2023	$7,976
Expenses recorded due to changes in fair value	136
Cash payment of contingent consideration associated with the ID R&D acquisition	(4,641)
Issuance of common stock as contingent consideration associated with the ID R&D acquisition	(3,471)
Balance at December 31, 2023	$—

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $127.7 million at December 31, 2023, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2023 (amounts shown in thousands):

Balance at September 30, 2023	$123,548
Foreign currency effect on goodwill	4,116
Balance at December 31, 2023	$127,664
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of December 31, 2023 and September 30, 2023, respectively, are summarized as follows (amounts in thousands, except for years):

December 31, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$40,262	$55,499
Customer relationships	4.7	25,168	21,710	3,458
Trade names	5.0	7,088	3,109	3,979
Covenants not to compete	3.0	600	363	237
Total intangible assets		$128,617	$65,444	$63,173

September 30, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$39,254	$56,507
Customer relationships	4.7	25,168	21,396	3,772
Trade names	5.0	7,088	2,967	4,121
Covenants not to compete	3.0	600	326	274
Total intangible assets		$128,617	$63,943	$64,674
Amortization expense related to acquired intangible assets was $3.8 million and $4.5 million during the three months ended December 31, 2023 and, 2022, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2024	11,305
2025	13,895
2026	12,647
2027	11,488
2028	9,769
Thereafter	4,069
Total	$63,173

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
Cost of revenue	$129	$126
Selling and marketing	820	491
Research and development	1,041	554
General and administrative	1,440	1,271
Stock-based compensation expense included in expenses	$3,430	$2,442
No options were granted in either of the three months ended December 31, 2023 or 2022. As of December 31, 2023, the Company had $33.7 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2023, (i) 2,381,995 RSUs and 1,203,203 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 4,481,932 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 337,456 shares of Common Stock and 8,850 RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2023, (i) 729,124 shares have been issued to participants pursuant to the ESPP and (ii) 270,876 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.

The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2023 and 2022.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of December 31, 2023, (i) 259,513 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2023:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2023	651,269	$7.37	3.6	$2,185
Granted	—	$—
Exercised	(96,634)	$8.85		169
Canceled	—	$—
Outstanding at December 31, 2023	554,635	$7.11	4.0	3,291
Vested and Expected to Vest at December 31, 2023	554,635	$7.11	4.0	3,291
Exercisable at December 31, 2023	554,635	$7.11	4.0	3,291
The Company recognized $9,000 and $0.1 million in stock-based compensation expense related to outstanding stock options during the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the three months ended December 31, 2023 or 2022.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	2,188,296	$11.49
Granted	1,078,233	11.16
Settled	(445,729)	11.17
Canceled	(61,167)	11.88
Outstanding at December 31, 2023	2,759,633	11.40
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.3 million and $1.6 million in stock-based compensation expense related to outstanding RSUs during the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $24.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2023:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	730,393	$13.37
Granted	700,846	10.85
Settled	(187,454)	11.23
Canceled	(40,582)	13.31
Outstanding at December 31, 2023	1,203,203	12.24
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.0 million and $0.7 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, the Company had $9.0 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.1 years.

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
For the three months ended December 31, 2023 and 2022, the Company recorded an income tax benefit of $1.7 million and an income tax provision of $1.8 million, respectively, which yielded an effective tax rate of 23% and 28%, respectively. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal and state research and development credits on the tax provision.

7. CONVERTIBLE SENIOR NOTES
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	December 31, 2023	September 30, 2023
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(17,764)	(19,734)
Carrying amount	$137,486	$135,516

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024. As of the filing of this Quarterly Report on Form 10-Q for the period ended December 31, 2023, the Company is in compliance with the covenants in the Indenture as all of its required annual and quarterly reports to date have been filed with the SEC.
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
As of December 31, 2023, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company may settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of December 31, 2023, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
Contractual interest expense	$293	$293
Amortization of debt discount and issuance costs	1,970	1,844
Total interest expense recognized	$2,263	$2,137

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $17.8 million as of December 31, 2023, and will be amortized over approximately 2.1 years.

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
As of December 31, 2023, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2023, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2023, the Warrant Transactions had not been exercised and remained outstanding.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of December 31, 2023), plus the interest accrued and the legal fees.
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
The Company incurred legal fees of $0.6 million and $0.3 million in the three months ended December 31, 2023 and 2022, respectively, related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive income.
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
Claim Against Maplebear, Inc (dba Instacart):
On December 13, 2021, Mitek filed a lawsuit against Maplebear Inc., d/b/a Instacart (“Instacart”), in California Superior Court – San Diego County (Case No, 37-2021-00052089-CU-BC-CTL)) (the “Instacart Lawsuit”). Mitek alleged causes of action for breach of contract as well as breach of the implied covenant and requested over $2.0 million in damages.

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

9. LEASES
Leases
The Company leases office and research and development facility leases under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of December 31, 2023, the weighted-average remaining lease term for the Company’s operating leases was 4.4 years and the weighted-average discount rate was 3.5%.
As of December 31, 2023, the Company had operating ROU assets of $3.8 million. As of December 31, 2023, total operating lease liabilities of $4.4 million were comprised of current lease liabilities of $1.6 million and non-current lease liabilities of $2.8 million. As of September 30, 2023, the Company had operating ROU assets of $4.1 million. As of September 30, 2023, total operating lease liabilities of $4.8 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $2.9 million.
The Company recognized $0.5 million of operating lease costs in each of the three months ended December 31, 2023 and 2022. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income.
The Company paid $0.6 million in operating cash flows for operating leases in the three months ended December 31, 2023.
Maturities of operating lease liabilities as of December 31, 2023 were as follows (amounts in thousands):

Operating leases
2024 - remaining	$1,416
2025	743
2026	732
2027	644
2028	431
2029 and thereafter	600
Total lease payments	4,566
Less: amount representing interest	(205)
Present value of future lease payments	$4,361

10. REVENUE CONCENTRATION
For the three months ended December 31, 2023, the Company derived revenue of $9.7 million from two customers, with such customers accounting for 16% and 10% of the Company’s total revenue, respectively. For the three months ended December 31, 2022, the Company derived revenue of $19.4 million from two customers, with such customers accounting for 29% and 13% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $11.2 million and $12.5 million at December 31, 2023 and 2022, respectively.
From a geographic perspective, approximately 72% of the Company’s total long-term assets as of each of December 31, 2023 and September 30, 2023, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 22% and 23% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2023 and September 30, 2023, respectively, are associated with the Company’s international subsidiaries.
The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three months ended December 31, 2023. The United States was the only country that accounted for more than 10% of the Company’s revenue in the three months ended December 31, 2022. Revenue for the three months ended December 31, 2023 and 2022 were as follows (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
United States	$28,429	$38,427
United Kingdom	3,846	NA
All other countries	4,642	7,276
Total revenue	$36,917	$45,703

11. SUBSEQUENT EVENTS
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
This Quarterly Report on Form 10-Q (this “Form 10-Q”), contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or they prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. The forward-looking statements are contained principally in this Item 2—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A—“Risk Factors,” but appear throughout this Form 10-Q. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, asset quality, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, our customers, and markets generally, or the impact of legal, regulatory, or supervisory matters on our business, results of operations, or financial condition.
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on March 19, 2024 (“2023 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
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
First Quarter Fiscal 2024 Highlights
•Revenue for the three months ended December 31, 2023 was $36.9 million, a decrease of 19% compared to revenue of $45.7 million in the three months ended December 31, 2022.
•Net loss was $5.8 million, or negative $0.13 per diluted share, during the three months ended December 31, 2023, compared to net income of $4.7 million, or $0.10 per diluted share, during the three months ended December 31, 2022.
•Cash used in operating activities was $9.5 million for the three months ended December 31, 2023, compared to cash provided by operating activities of $5.3 million for the three months ended December 31, 2022.
•We added new patents to our portfolio during the first quarter of fiscal 2024 bringing our total number of issued patents to 98 as of December 31, 2023. In addition, we have 13 domestic and international patent applications pending as of December 31, 2023.

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

Results of Operations
Comparison of the Three Months Ended December 31, 2023 and 2022
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2023 and 2022 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2023	2022	2023	2022	$	%
Revenue
Software and hardware	$15,980	$26,376	43%	58%	$(10,396)	(39)%
Services and other	20,937	19,327	57%	42%	1,610	8%
Total revenue	$36,917	$45,703	100%	100%	$(8,786)	(19)%
Cost of revenue	5,534	5,069	15%	11%	465	9%
Selling and marketing	9,856	9,515	27%	21%	341	4%
Research and development	8,874	7,670	24%	17%	1,204	16%
General and administrative	15,538	8,479	42%	19%	7,059	83%
Amortization and acquisition-related costs	3,983	4,821	11%	11%	(838)	(17)%
Restructuring costs	48	1,776	—%	4%	(1,728)	97%
Interest expense	2,263	2,137	6%	5%	126	6%
Other income, net	1,642	336	4%	1%	1,306	389%
Income tax benefit (provision)	1,744	(1,846)	5%	(4)%	3,590	194%
Net income (loss)	$(5,793)	$4,726	16%	(10)%	$(10,519)	(223)%
Revenue
Total revenue decreased $8.8 million, or 19%, to $36.9 million in the three months ended December 31, 2023 compared to $45.7 million in the three months ended December 31, 2022. Software and hardware revenue decreased $10.4 million, or 39%, to $16.0 million in the three months ended December 31, 2023 compared to $26.4 million in the three months ended December 31, 2022. This decrease is primarily due to an existing customer having entered into a significant multiyear Mobile Deposit® contract and the license revenue associated with the full contract term was recognized in the three months ended December 31, 2022, which did not recur, and a decrease in sales of our legacy identify verification software and hardware products in the three months ended December 31, 2023. These decreases were partially offset by an increase in sales of our ID R&D biometrics software products. Services and other revenue increased $1.6 million, or 8%, to $20.9 million in the three months ended December 31, 2023 compared to $19.3 million in the three months ended December 31, 2022. This increase is primarily due to higher maintenance and transactional SaaS revenue from our deposit products of $1.3 million and higher revenues from our identity verification products of $0.3 million in the three months ended December 31, 2023 compared to the same period in 2022.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.4 million, or 9%, to $5.5 million in the three months ended December 31, 2023 compared to $5.1 million in the three months ended December 31, 2022. As a percentage of revenue, cost of revenue increased to 15% in the three months ended December 31, 2023 from 11% in the three months ended December 31, 2022. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the three months ended December 31, 2023 compared to the same period in 2022.

Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.4 million, or 4%, to $9.9 million in the three months ended December 31, 2023 compared to $9.5 million in the three months ended December 31, 2022. The increase in selling and marketing expense is primarily due to higher personnel-related and other costs of $0.7 million, partially offset by lower marketing and other costs of $0.3 million in the three months ended December 31, 2023 compared to the same period in 2022.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $1.2 million, or 16%, to $8.9 million in the three months ended December 31, 2023 compared to $7.7 million in the three months ended December 31, 2022. The increase in research and development expenses is primarily due to higher personnel-related and other costs of $1.6 million, partially offset by lower third-party contractor and other expenses of $0.4 million, in the three months ended December 31, 2023 compared to the same period in 2022.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $7.1 million, or 83%, to $15.5 million in the three months ended December 31, 2023 compared to $8.5 million in the three months ended December 31, 2022. The increase in general and administrative expenses is primarily due to higher audit, accounting and tax fees of $2.1 million, third-party and professional fees of $1.8 million, higher legal expenses of $1.7 million, higher personnel-related and other costs of $1.5 million, during the three months ended December 31, 2023 compared to the same period in 2022.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.8 million, or 17%, to $4.0 million in the three months ended December 31, 2023 compared to $4.8 million in the three months ended December 31, 2022. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized of $0.6 million and a smaller increase in the fair value of acquisition-related contingent consideration associated with the ID R&D acquisition of $0.2 million relative to the same period in 2022, during the three months ended December 31, 2023 compared to the same period in 2022.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $48,000 in the three months ended December 31, 2023 compared to $1.8 million in the three months ended December 31, 2022. As the restructuring plan was initially implemented in June 2022, it was primarily completed during the 2022 calendar year and therefore restructuring costs decreased in the three months ended December 31, 2023 as compared to the three months ended December 31, 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.3 million for the three months ended December 31, 2023 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.1 million for the three months ended December 31, 2022 and consisted of $1.8 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income, net increased $1.3 million, or 389%, to $1.6 million net income in the three months ended December 31, 2023 compared to $0.3 million net income in the three months ended December 31, 2022. The increase was primarily due to higher interest income net of amortization of $0.9 million and higher foreign currency exchange transactional gains of $0.8 million, partially offset by an increase in other expenses of $0.3 million in the three months ended December 31, 2023 as compared to the same period in 2022.

Income Tax Benefit (Provision)
For the three months ended December 31, 2023, we recorded an income tax benefit of $1.7 million which yielded an effective tax rate of 23%. For the three months ended December 31, 2022, we recorded an income tax provision of $1.8 million, or an effective tax rate of 28%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the three months ended December 31, 2023 and 2022 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal and state research and development credits on the tax provision.
Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On December 31, 2023, we had $123.9 million in cash and cash equivalents and investments compared to $134.9 million on September 30, 2023, a decrease of $11.0 million, or 8%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Three Months Ended December 31,
	2023	2022
Cash provided (used) by operating activities	$(9,463)	$5,260
Cash provided by investing activities	17,889	18,596
Cash provided (used) by financing activities	(3,114)	626
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash used in operating activities during the three months ended December 31, 2023 was $9.5 million and resulted primarily from net loss of $5.8 million and net non-cash charges of $6.7 million, partially offset by unfavorable changes in operating assets and liabilities of $10.3 million. Net cash provided by operating activities during the three months ended December 31, 2022 was $5.3 million and resulted primarily from net income of $4.7 million and net non-cash charges of $6.0 million, partially offset by unfavorable changes in operating assets and liabilities of $5.5 million. The decrease in cash provided by operating activities of $14.7 million during the three months ended December 31, 2023 compared to three months ended December 31, 2022 was primarily due to our net loss and related decrease in income taxes payable and an increase in accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $17.9 million during the three months ended December 31, 2023, which consisted primarily of net sales and maturities of investments of $18.1 million, partially offset by capital expenditures of $0.2 million. Net cash provided by investing activities was $18.6 million during the three months ended December 31, 2022, which consisted primarily of net sales and maturities of investments of $18.8 million partially offset by capital expenditures of $0.2 million. The decrease in cash provided by investing activities of $0.7 million during the three months ended December 31, 2023 compared to three months ended December 31, 2022 was primarily due to a decrease in net sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.1 million during the three months ended December 31, 2023, primarily due to the payment of $4.6 million of acquisition-related contingent consideration, partially offset by $0.8 million of net proceeds from the issuance of equity plan Common Stock and $0.7 million of proceeds from other borrowings. Net cash provided by financing activities was $0.6 million during the three months ended December 31, 2022, primarily due to repurchases and retirements of our Common Stock. The decrease in cash provided by financing activities of $3.7 million during the three months ended December 31, 2023 compared to three months ended December 31, 2022 was primarily due to the payment of acquisition-related consideration partially offset by proceeds from other borrowings in the three months ended December 31, 2023.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes

(collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024. As of the filing of this Quarterly Report on Form 10-Q for the period ended December 31, 2023, the Company is in compliance with the covenants in the Indenture as all of its required annual and quarterly reports to date have been filed with the SEC.
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
As of April 15, 2024, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 7. “Convertible Senior Notes,” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Other Liquidity Matters
At December 31, 2023, we had investments of $59.4 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity.

All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At December 31, 2023, we had $59.4 million of our available-for-sale securities classified as current and none of our available-for-sale securities classified as long-term. At September 30, 2023, we had $74.7 million of our available-for-sale securities classified as current and $1.3 million of our available-for-sale securities classified as long-term.
We had working capital of $146.4 million at December 31, 2023 compared to $138.5 million at September 30, 2023. We do not have any other material cash requirements other than those related to leases as described in Note 8. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.
Changes in Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2023 Annual Report.
There have been no material changes to our critical accounting estimates from those disclosed in our 2023 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report. Except as described below, there has been no material change in this information as of December 31, 2023.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2023, our marketable securities had remaining maturities between approximately one and 10 months and a fair market value of $59.4 million, representing 15% of our total assets.
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
Foreign Currency Risk
As a result of past acquisitions, we have operations in the United Kingdom, France, the Netherlands, and Spain that are exposed to fluctuations in the foreign currency exchange rate between the U.S. dollar, the Euro, the Ruble, and the British pound sterling. The functional currency of our French, Dutch, and Spanish operations is the Euro and the functional currency of our United Kingdom operations is the British pound sterling. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates, particularly changes in the Euro. Translation adjustments resulting from translating the functional currency financial statements into U.S. dollar equivalents are reported separately in the condensed consolidated statements of operations and comprehensive income (loss).
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three months ended December 31, 2023 or 2022. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as December 31, 2023 due to the previously reported material weaknesses at September 30, 2023, that continued to exist.
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
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our 2023 Annual Report, the Company identified material weaknesses related to the following:
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
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended December 31, 2023. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing processes and procedures to remediate the material weaknesses noted above. There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The information in Note 8 of the notes to the condensed consolidated financial statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2023 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in our 2023 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2023, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended December 31, 2023, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**+	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

10.1#	Offer Letter, dated December 1, 2023, by and between Mitek Systems, Inc. and David Lyle.	(6)

10.2	Loan and Security Agreement, dated February 13, 2024, by and among Silicon Valley Bank, Mitek Systems, Inc. A2IA Corp and ID R&D, Inc.	(7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(6)	Incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(7)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 15, 2024	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)