Form 10-Q
period 2024-03-31
MITEK SYSTEMS INC
filed 2024-05-10
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 46,790,611 shares of the registrant’s common stock outstanding as of April 30, 2024.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended March 31, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	March 31, 2024 (Unaudited)	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$80,939	$58,913
Short-term investments	42,987	74,700
Accounts receivable, net	52,061	32,132
Contract assets, current portion	15,140	18,355
Prepaid expenses	7,783	3,513
Other current assets	2,705	2,396
Total current assets	201,615	190,009
Long-term investments	6,337	1,304
Property and equipment, net	2,708	2,829
Right-of-use assets	3,313	4,140
Intangible assets, net	58,851	64,674
Goodwill	126,389	123,548
Deferred income tax assets	13,521	11,645
Contract assets, non-current portion	2,692	5,579
Other non-current assets	1,604	1,647
Total assets	$417,030	$405,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,056	$7,589
Accrued payroll and related taxes	9,592	10,554
Accrued interest payable	210	305
Income tax payables	190	4,329
Deferred revenue, current portion	25,728	17,360
Lease liabilities, current portion	1,168	1,902
Acquisition-related contingent consideration	—	7,976
Other current liabilities	1,318	1,482
Total current liabilities	47,262	51,497
Convertible senior notes	139,492	135,516
Deferred revenue, non-current portion	1,020	957
Lease liabilities, non-current portion	2,590	2,867
Deferred income tax liabilities	6,690	6,476
Other non-current liabilities	3,830	2,874
Total liabilities	200,884	200,187

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 46,790,611 and 45,591,199 issued and outstanding, as of March 31, 2024 and September 30, 2023, respectively	47	46
Additional paid-in capital	240,521	228,691
Accumulated other comprehensive loss	(9,599)	(14,237)
Accumulated deficit	(14,823)	(9,312)
Total stockholders’ equity	216,146	205,188
Total liabilities and stockholders’ equity	$417,030	$405,375

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Revenue
Software and hardware	$24,889	$25,260	$40,869	$51,636
Services and other	22,079	20,863	43,016	40,190
Total revenue	46,968	46,123	83,885	91,826
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	29	219	69	388
Cost of revenue—services and other (exclusive of depreciation & amortization)	6,186	5,679	11,680	10,579
Selling and marketing	11,021	9,623	20,877	19,138
Research and development	9,713	7,373	18,587	15,043
General and administrative	14,943	10,059	30,481	18,538
Amortization and acquisition-related costs	3,848	4,274	7,831	9,095
Restructuring costs	530	210	578	1,986
Total operating costs and expenses	46,270	37,437	90,103	74,767
Operating income (loss)	698	8,686	(6,218)	17,059
Interest expense	2,303	2,163	4,566	4,300
Other income, net	1,190	454	2,832	794
Income (loss) before income taxes	(415)	6,977	(7,952)	13,553
Income tax benefit (provision)	697	(1,808)	2,441	(3,654)
Net income (loss)	$282	$5,169	$(5,511)	$9,899
Net income (loss) per share—basic	$0.01	$0.11	$(0.12)	$0.22
Net income (loss) per share—diluted	$0.01	$0.11	$(0.12)	$0.22
Shares used in calculating net income (loss) per share—basic	46,896	45,377	46,593	45,317
Shares used in calculating net income (loss) per share—diluted	48,041	45,780	46,593	45,932
Comprehensive income (loss)
Net income (loss)	$282	$5,169	$(5,511)	$9,899
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,966)	3,022	4,578	15,725
Unrealized gain (loss) on investments	(42)	296	60	648
Other comprehensive income (loss)	(2,008)	3,318	4,638	16,373
Comprehensive income (loss)	$(1,726)	$8,487	$(873)	$26,272

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2023	46,632	$47	$236,447	$(7,591)	$(15,105)	$213,798
Exercise of stock options	71	—	186	—	—	186
Settlement of restricted stock units	88	—	—	—	—	—
Stock-based compensation expense	—	—	3,888	—	—	3,888
Components of comprehensive loss:
Net income	—	—	—	—	282	282
Currency translation adjustment	—	—	—	(1,966)	—	(1,966)
Change in unrealized gain (loss) on investments	—	—	—	(42)	—	(42)
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2022	45,249	$45	$219,596	$(15,164)	$(12,609)	$191,868
Exercise of stock options	3	—	14	—	—	14
Settlement of restricted stock units	86	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	619	—	—	619
Stock-based compensation expense	—	—	2,704	—	—	2,704
Components of comprehensive income:
Net income	—	—	—	—	5,169	5,169
Currency translation adjustment	—	—	—	3,022	—	3,022
Change in unrealized gain (loss) on investments	—	—	—	296	—	296
Balance, March 31, 2023	45,409	$45	$222,933	$(11,846)	$(7,440)	$203,692

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY CONTINUED
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	167	—	1,042	—	—	1,042
Settlement of restricted stock units	722	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	7,318	—	—	7,318
Components of comprehensive loss:
Net loss	—	—	—	—	(5,511)	(5,511)
Currency translation adjustment	—	—	—	4,578	—	4,578
Change in unrealized gain (loss) on investments	—	—	—	60	—	60
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146

	Six Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(28,219)	$(17,339)	$170,979
Exercise of stock options	86	—	676	—	—	676
Settlement of restricted stock units	572	1	(1)	—	—	—
Issuance of common stock under employee stock purchase plan	71	—	619	—	—	619
Stock-based compensation expense	—	—	5,146	—	—	5,146
Components of other comprehensive income:
Net income	—	—	—	—	9,899	9,899
Currency translation adjustment	—	—	—	15,725	—	15,725
Change in unrealized gain (loss) on investments	—	—	—	648	—	648
Balance, March 31, 2023	45,409	$45	$222,933	$(11,846)	$(7,440)	$203,692

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Six Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$(5,511)	$9,899
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,318	5,146
Amortization of intangible assets	7,694	9,007
Amortization of costs capitalized to obtain revenue contracts	847	724
Depreciation and amortization	842	767
Bad debt expense	927	386
Amortization of investment premiums & other	(1,339)	(26)
Accretion and amortization on debt securities	3,975	3,700
Net changes in estimated fair value of acquisition-related contingent consideration	136	150
Deferred taxes	(1,859)	(6,827)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(20,608)	(11,534)
Contract assets	6,147	(4,969)
Other assets	(5,055)	(1,477)
Accounts payable	1,424	367
Accrued payroll and related taxes	(1,058)	(2,724)
Income taxes payable	(4,086)	8,672
Deferred revenue	8,300	1,334
Restructuring accrual	—	(956)
Other liabilities	(493)	(78)
Net cash provided by (used in) operating activities	(2,399)	11,561
Investing activities:
Purchases of investments	(26,813)	—
Sales and maturities of investments	54,921	38,100
Purchases of property and equipment, net	(724)	(372)
Net cash provided by (used in) investing activities	27,384	37,728
Financing activities:
Payment of revolving credit line issuance costs	(290)	—
Proceeds from the issuance of equity plan common stock	1,042	1,295
Payment of acquisition-related contingent consideration	(4,641)	—
Proceeds from other borrowings	956	—
Principal payments on other borrowings	(82)	(36)
Net cash provided by (used in) financing activities	(3,015)	1,259
Foreign currency effect on cash and cash equivalents	56	440
Net increase in cash and cash equivalents	22,026	50,988
Cash and cash equivalents at beginning of period	58,913	32,059
Cash and cash equivalents at end of period	$80,939	$83,047
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$3,471	$—
Cash paid for interest	$582	$602
Cash paid for income taxes	$8,509	$2,057
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$60	$648

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company as of and for the three and six months ended March 31, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. You should read these financial statements and the accompanying notes in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2024.
Certain amounts within the prior period’s condensed consolidated statement of cash flows have been reclassified and revised to conform to the current period presentation. Within “Changes in assets and liabilities, net of acquisitions,” “Income taxes payable,” which had previously been combined with “Other liabilities,” was reclassified as a separate line item. Non-cash expense associated with amortization of costs capitalized to obtain revenue contracts and bad debt expense were revised to be presented separately as adjustments to reconcile net income to net cash provided by operating activities The reclassification and revision, which is considered to be immaterial to the previously issued condensed consolidated financial statements for the corresponding prior period in fiscal 2023, had no impact on net cash provided by operating activities, and did not change other amounts reported within the condensed consolidated balance sheet, statement of operations and comprehensive income (loss), or statement of stockholders’ equity.
Results for the three and six months ended March 31, 2024, are not necessarily indicative of results for any other interim period or for a full fiscal year.
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

Net Income (Loss) Per Share
For the three and six months ended March 31, 2024 and 2023, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Stock options	310	453	542	457
RSUs	1,822	1,077	2,519	1,015
ESPP common stock equivalents	30	213	16	95
Performance options	665	794	800	766
Performance RSUs	994	483	706	483
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	18,717	17,916	19,479	17,712
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income (loss)	$282	$5,169	$(5,511)	$9,899
Weighted-average shares outstanding—basic	46,896	45,377	46,593	45,317
Common stock equivalents	1,145	403	—	615
Weighted-average shares outstanding—diluted	48,041	45,780	46,593	45,932
Net income (loss) per share:
Basic	$0.01	$0.11	$(0.12)	$0.22
Diluted	$0.01	$0.11	$(0.12)	$0.22
Other Borrowings
The Company has certain loan agreements with Spanish government agencies which were assumed when the Company acquired ICAR Vision Systems, S.L. ("ICAR") in 2017. These agreements have repayment periods of five to twelve years and bear no interest. As of March 31, 2024, $2.1 million was outstanding under these agreements and $0.2 million and $2.0 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2023, $1.3 million was outstanding under these agreements and approximately $0.2 million and $1.1 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the six months ended March 31, 2024.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. There have been no changes to these accounting policies through March 31, 2024.
Recently Issued Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on its income tax disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when the relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 will have a material impact on the condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the six months ended March 31, 2024 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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

Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Major product category
Deposits software and hardware	$22,494	$22,226	$36,542	$46,679
Deposits services and other	7,010	6,534	14,038	12,362
Deposits revenue	29,504	28,760	50,580	59,041
Identity verification software and hardware	2,395	3,034	4,327	4,957
Identity verification services and other	15,069	14,329	28,978	27,828
Identity verification revenue	17,464	17,363	33,305	32,785
Total revenue	$46,968	$46,123	$83,885	$91,826
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	March 31, 2024	September 30, 2023	March 31, 2023	September 30, 2022
Accounts receivable, net	$52,061	$32,132	$47,869	$35,922
Contract assets, current	15,140	18,355	9,609	7,037
Contract assets, non-current	2,692	5,579	6,839	4,218
Contract liabilities (deferred revenue), current	25,728	17,360	23,779	21,350
Contract liabilities (deferred revenue), non-current	1,020	957	1,211	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $4.6 million and $3.3 million of revenue during the three months ended March 31, 2024, and 2023, respectively, and $13.7 million and $9.9 million of revenue during the six months ended March 31, 2024 and 2023, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $10.7 million and $0.9 million as of March 31, 2024 and September 30, 2023, respectively. The Company maintained an allowance for credit losses of $2.4 million and $1.5 million as of March 31, 2024 and September 30, 2023, respectively.
Contract assets, current and contract liabilities (deferred revenue), current, as of March 31, 2023 and September 30, 2022 have been revised, as previously disclosed in Note 15 in the Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. These immaterial revisions are made for consistency.
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.4 million and $2.6 million as of March 31, 2024 and September 30, 2023, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.4 million during each of the three months ended March 31, 2024 and 2023, and $0.8 million and $0.7 million during the six months ended March 31, 2024 and 2023, respectively. There were no impairment losses recognized during both the six months ended March 31, 2024 and 2023 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of March 31, 2024 and September 30, 2023 (amounts in thousands):

March 31, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$19,203	$—	$(51)	$19,152
Commercial paper, short-term	16,252	1	(10)	16,243
Corporate debt securities, short-term	7,626	1	(35)	7,592
U.S. Treasury, long-term	4,397	—	(18)	4,379
Corporate debt securities, long-term	1,961	—	(3)	1,958
Total	$49,439	$2	$(117)	$49,324

September 30, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$40,329	$1	$(76)	$40,254
Corporate debt securities, short-term	34,545	—	(99)	34,446
U.S. Treasury, long-term	1,371	—	(67)	1,304
Total	$76,245	$1	$(242)	$76,004
All of the Company’s investments are designated as available-for-sale debt securities. As of March 31, 2024 and September 30, 2023, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at March 31, 2024 are as follows: $43.0 million within one year and $6.3 million beyond one year to five years. As of September 30, 2023, the contractual maturities of the available-for-sale securities were $74.7 million within one year and $1.3 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of March 31, 2024 and September 30, 2023, respectively (amounts in thousands):

March 31, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$19,152	$19,152	$—	$—
Commercial paper	16,243	—	16,243	—
Corporate debt securities	7,592	—	7,592	—
Total short-term investments at fair value	42,987	19,152	23,835	—
Long-term investments:
U.S. Treasury	4,379	4,379	—	—
Corporate debt securities	1,958	—	1,958	—
Total long-term investments at fair value	6,337	4,379	1,958	—

Total assets at fair value	$49,324	$23,531	$25,793	$—

September 30, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$40,254	$40,254	$—	$—
Corporate debt securities	34,446	—	34,446	—
Total short-term investments at fair value	74,700	40,254	34,446	—
Long-term investments:
U.S. Treasury	1,304	1,304	—	—
Total long-term investments at fair value	1,304	1,304	—	—

Total assets at fair value	$76,004	$41,558	$34,446	$—
Liabilities:
Acquisition-related contingent consideration	$7,976	$—	$7,976
Total liabilities at fair value	$7,976	$—	$7,976	$—

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
As of March 31, 2024, no acquisition-related contingent consideration is recorded in the condensed consolidated balance sheets. The Company recorded the acquisition date fair value based on the likelihood of contingent earnout payments related to the Company’s acquisition of ID R&D Inc., as part of the consideration transferred. The earnout payments consist of cash payments and issuances of Common Stock and are subsequently remeasured to fair value each reporting date. Additionally, for contingent consideration to be settled in a variable number of shares of Common Stock, the Company used the most recent Mitek share price as reported by the Nasdaq Capital Market to determine the fair value of the shares expected to be issued. The Company previously classified the contingent consideration as Level 3, due to the lack of relevant observable inputs and market activity. The second earnout period ended on May 28, 2023 and the Company recorded the value based on the calculated final payout and reclassified the contingent consideration as Level 2 during the third quarter of fiscal 2023. The contingent consideration was settled during the three months ended December 31, 2023.

The following table includes a roll-forward of the contingent consideration liability during the six months ended March 31, 2024 (amounts in thousands):

Balance at September 30, 2023	$7,976
Expenses recorded due to changes in fair value	136
Cash payment of contingent consideration associated with the ID R&D acquisition	(4,641)
Issuance of common stock as contingent consideration associated with the ID R&D acquisition	(3,471)
Balance at March 31, 2024	$—

4. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $126.4 million at March 31, 2024, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the six months ended March 31, 2024 (amounts shown in thousands):

Balance at September 30, 2023	$123,548
Foreign currency effect on goodwill	2,841
Balance at March 31, 2024	$126,389
There was no impairment loss recognized related to goodwill in the three or six months ended March 31, 2024 or 2023.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of March 31, 2024 and September 30, 2023, respectively, are summarized as follows (amounts in thousands, except for years):

March 31, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$43,715	$52,046
Customer relationships	4.7	25,168	22,187	2,981
Trade names	5.0	7,088	3,452	3,636
Covenants not to compete	3.0	600	412	188
Total intangible assets		$128,617	$69,766	$58,851

September 30, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$39,254	$56,507
Customer relationships	4.7	25,168	21,396	3,772
Trade names	5.0	7,088	2,967	4,121
Covenants not to compete	3.0	600	326	274
Total intangible assets		$128,617	$63,943	$64,674
Amortization expense related to acquired intangible assets was $3.8 million and $7.7 million during the three and six months ended March 31, 2024, respectively, compared to $4.5 million and $9.0 million during the three and six months ended March 31, 2023, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three or six months ended March 31, 2024 or 2023.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2024	7,375
2025	13,779
2026	12,557
2027	11,408
2028	9,698
Thereafter	4,034
Total	$58,851

5. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Cost of revenue	$124	$66	$253	$192
Selling and marketing	940	1,047	1,761	1,538
Research and development	1,366	899	2,407	1,453
General and administrative	1,458	692	2,897	1,963
Stock-based compensation expense included in expenses	$3,888	$2,704	$7,318	$5,146
As of March 31, 2024, the Company had $31.7 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of March 31, 2024, (i) 2,448,032 RSUs and 1,256,663 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 4,345,217 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 267,456 shares of Common Stock and 8,850 RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of March 31, 2024, (i) 729,124 shares have been issued to participants pursuant to the ESPP and (ii) 270,876 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.

The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three months ended March 31, 2024 and 2023. The Company recognized $41,000 and $0.1 million in stock-based compensation expense related to the ESPP in the six months ended March 31, 2024 and 2023, respectively.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of March 31, 2024, (i) 177,054 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the six months ended March 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2023	651,269	$7.37	3.6	$2,185
Granted	—	$—
Exercised	(166,634)	$6.25		833
Canceled	—	$—
Outstanding at March 31, 2024	484,635	$7.75	4.2	1,440
Vested and Expected to Vest at March 31, 2024	484,635	$7.75	4.2	1,440
Exercisable at March 31, 2024	484,635	$7.75	4.2	1,440
Stock-based compensation expense related to outstanding stock options was immaterial during each of the three and six months ended March 31, 2024 and 2023. As of March 31, 2024, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the six months ended March 31, 2024 or 2023.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the six months ended March 31, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	2,188,296	$11.49
Granted	1,136,418	11.24
Settled	(534,146)	10.98
Canceled	(116,632)	11.73
Outstanding at March 31, 2024	2,673,936	11.47
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.6 million and $1.9 million in stock-based compensation expense related to outstanding RSUs during the three months ended March 31, 2024 and 2023, respectively. The Company recognized $4.9 million and $3.5 million in stock-based compensation expense related to outstanding RSUs during the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $23.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.6 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the six months ended March 31, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	730,393	$13.37
Granted	778,232	11.05
Settled	(187,454)	11.23
Canceled	(64,508)	13.64
Outstanding at March 31, 2024	1,256,663	12.24
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.3 million and $0.7 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended March 31, 2024 and 2023, respectively. The Company recognized $2.3 million and $1.4 million during the six months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company had $8.3 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.0 years.

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
For the three and six months ended March 31, 2024, the Company recorded an income tax benefit of $0.7 million and $2.4 million, respectively, which yielded an effective tax rate of 168% and 31%, respectively. For the three and six months ended March 31, 2023 the Company recorded an income tax provision of $1.8 million and $3.7 million, respectively, which yielded an effective tax rate of 26% and 27%, respectively. The effective tax rate for the three months ended March 31, 2024 is not meaningful due to near break-even pre-tax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and six months ended March 31, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on the tax provision.

7. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	March 31, 2024	September 30, 2023
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(15,758)	(19,734)
Carrying amount	$139,492	$135,516

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of March 31, 2024, the Company is in compliance with the covenants in the Indenture.
The 2026 Notes will mature on February 1, 2026, unless earlier redeemed, repurchased or converted. The 2026 Notes bear interest from February 5, 2021 at a rate of 0.75% per year payable semiannually in arrears on February 1 and August 1 of each year, beginning on August 1, 2021. The 2026 Notes will be convertible at the option of the holders at any time prior to the close of business on the business day immediately preceding August 1, 2025, only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021, if the last reported sale price per share of Common Stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Common Stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Common Stock. On or after August 1, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances. Upon conversion, the Company may satisfy its conversion obligation by paying and/or delivering, as the case may be, cash and, if applicable at the Company’s election, shares of the Common Stock, based on the applicable conversion rate(s); provided that the Company will be required to settle conversions solely in cash unless and until the Company (i) receives stockholder approval to increase the number of authorized shares of the Common Stock and (ii) reserves such amount of shares of the Common Stock for future issuance as required pursuant to the Indenture that governs the 2026 Notes. The conversion rate for the 2026 Notes will initially be 47.9731 shares of the Common Stock per $1,000 principal amount of 2026 Notes, which is equivalent to an initial conversion price of approximately $20.85 per share of the Common Stock. The initial conversion price of the 2026 Notes represents a premium of approximately 37.5% to the $15.16 per share last reported sale price of the Common Stock on February 2, 2021. The conversion rate is subject to adjustment under certain circumstances in accordance with the terms of the Indenture.
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
As of March 31, 2024, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of March 31, 2024, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.

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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Contractual interest expense	$298	$307	$591	$600
Amortization of debt discount and issuance costs	2,006	1,857	3,975	3,701
Total interest expense recognized	$2,304	$2,164	$4,566	$4,301

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $15.8 million as of March 31, 2024, and will be amortized over approximately 1.84 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at March 31, 2024 was approximately $154.7 million.

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
As of March 31, 2024, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended March 31, 2024, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of March 31, 2024, the Warrant Transactions had not been exercised and remained outstanding.

Revolving Credit Line
On February 13, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized over the term of the Credit Agreement.
The Revolving Line terminates, and any outstanding principal amount of all advances made thereunder, and any accrued and unpaid interest thereon, become immediately due and payable on the earlier of (a) the three year anniversary of the Closing Date and (b) the date that is within 90 days of the maturity date of the 2026 Notes if such notes are outstanding as of such date.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. The Company must also pay the Bank (i) a commitment fee of $87,500 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
The Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of the Company, and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, the Company may be required to deposit cash with the Bank in an amount equal to 115% of any undrawn letters of credit denominated in a foreign currency.
As of March 31, 2024, the Company is in compliance with the covenants of the Credit Agreement and there were no outstanding borrowings.

8. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR. The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of March 31, 2024), plus the interest accrued and the legal fees.
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
The Company incurred legal fees of $0.2 million and $0.8 million in the three and six months ended March 31, 2024, respectively, related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).
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
On April 12, 2024, the Court granted the Company’s two motions to compel discovery and UrbanFT’s discovery responses are presently due on May 10, 2024. Separately, the parties agreed to withdraw: (1) the subpoena to Chase Bank; (2) the motion to quash the subpoena to Chase Bank; (3) the Order to Show cause to hold Company in contempt; and (4) the Company’s motion for sanctions in response to the contempt motion.
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

9. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of March 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 4.6 years and the weighted-average discount rate was 3.4%.
As of March 31, 2024, the Company had operating ROU assets of $3.3 million. As of March 31, 2024, total operating lease liabilities of $3.8 million were comprised of current lease liabilities of $1.2 million and non-current lease liabilities of $2.6 million. As of September 30, 2023, the Company had operating ROU assets of $4.1 million. As of September 30, 2023, total operating lease liabilities of $4.8 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $2.9 million.
The Company recognized $0.4 million and $0.5 million of operating lease costs in the three months ended March 31, 2024 and 2023, respectively. The Company recognized $0.9 million and $1.1 million of operating lease costs in the six months ended March 31, 2024 and 2023, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
The Company paid $1.1 million in operating cash flows for operating leases in the six months ended March 31, 2024.
Maturities of operating lease liabilities as of March 31, 2024 were as follows (amounts in thousands):

Operating leases(1)
2024 - remaining	$913
2025	727
2026	716
2027	629
2028	422
2029 and thereafter	586
Total lease payments	3,993
Less: amount representing interest	(235)
Present value of future lease payments	$3,758
(1) Excludes approximately $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced.

10. REVENUE CONCENTRATION
For the three months ended March 31, 2024, the Company derived revenue of $21.2 million from three customers, with such customers accounting for 21%, 14% and 11% of the Company’s total revenue, respectively. For the three months ended March 31, 2023, the Company derived revenue of $12.6 million from two customers, with such customers accounting for 16% and 11% of the Company’s total revenue, respectively. For the six months ended March 31, 2024, the Company derived revenue of $24.2 million from two customers, with such customers accounting for 19% and 10% of the Company’s total revenue, respectively. For the six months ended March 31, 2023 the Company derived revenue of $27.5 million from two customers, with each such customer accounting for 15% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $17.0 million and $9.4 million at March 31, 2024 and 2023, respectively.
From a geographic perspective, approximately 71% and 72% of the Company’s total long-term assets as of March 31, 2024 and September 30, 2023, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 19% and 23% of the Company’s total long-term assets excluding goodwill and other intangible assets as of March 31, 2024 and September 30, 2023, respectively, are associated with the Company’s international subsidiaries.
The United States was the only country that accounted for more than 10% of the Company’s revenue in each of the three months ended March 31, 2024 and March 31, 2023. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the six months ended March 31, 2024. The United States was the only country that accounted for more than 10% of the Company’s revenue in the six months ended March 31, 2023. Revenue for the three and six months ended 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
United States	$37,861	$36,804	$66,291	$75,231
United Kingdom	*	*	8,536	*
All other countries	9,107	9,319	9,058	16,595
Total revenue	$46,968	$46,123	$83,885	$91,826
*Revenues from the United Kingdom were not greater than 10% of the Company’s total revenue for this period.

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
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the U.S., Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Second Quarter Fiscal 2024 Highlights
•Revenue for the three months ended March 31, 2024 was $47.0 million, an increase of 2% compared to revenue of $46.1 million in the three months ended March 31, 2023.
•Net income was $0.3 million, or $0.01 per diluted share, during the three months ended March 31, 2024, compared to net income of $5.2 million, or $0.11 per diluted share, during the three months ended March 31, 2023.
•Cash used in operating activities was $2.4 million for the six months ended March 31, 2024, compared to cash provided by operating activities of $11.6 million for the six months ended March 31, 2023.
•We had 98 issued patents as of March 31, 2024. In addition, we have 13 domestic and international patent applications pending as of March 31, 2024.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2024 and 2023
The following table summarizes certain aspects of our results of operations for the three months ended March 31, 2024 and 2023 (amounts in thousands, except percentages):

	Three Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	$	%
Revenue
Software and hardware	$24,889	$25,260	53%	55%	$(371)	(1)%
Services and other	22,079	20,863	47%	45%	1,216	6%
Total revenue	$46,968	$46,123	100%	100%	$845	2%
Cost of revenue	6,215	5,898	13%	13%	317	5%
Selling and marketing	11,021	9,623	23%	21%	1,398	15%
Research and development	9,713	7,373	21%	16%	2,340	32%
General and administrative	14,943	10,059	32%	22%	4,884	49%
Amortization and acquisition-related costs	3,848	4,274	8%	9%	(426)	(10)%
Restructuring costs	530	210	1%	—%	320	152%
Interest expense	2,303	2,163	5%	5%	140	6%
Other income, net	1,190	454	3%	1%	736	162%
Income tax benefit (provision)	697	(1,808)	1%	(4)%	2,505	139%
Net income	$282	$5,169	(1)%	(11)%	$(4,887)	95%
Revenue
Total revenue increased $0.9 million, or 2%, to $47.0 million in the three months ended March 31, 2024 compared to $46.1 million in the three months ended March 31, 2023. Software and hardware revenue decreased $0.4 million, or 1%, to $24.9 million in the three months ended March 31, 2024 compared to $25.3 million in the three months ended March 31, 2023. This decrease is primarily due to a decrease in sales of our legacy identify verification software and hardware products and CheckReader™ software product, partially offset by an increase in sales of our Mobile Deposit® software product in the three months ended March 31, 2024 compared to the same period in 2023. Services and other revenue increased $1.2 million, or 6%, to $22.1 million in the three months ended March 31, 2024 compared to $20.9 million in the three months ended March 31, 2023. This increase is primarily due to higher transactional SaaS revenue from our identity verification products in the three months ended March 31, 2024 compared to the same period in 2023.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.3 million, or 5%, to $6.2 million in the three months ended March 31, 2024 compared to $5.9 million in the three months ended March 31, 2023. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the three months ended March 31, 2024 compared to the same period in 2023.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.4 million, or 15%, to $11.0 million in the three months ended March 31, 2024 compared to $9.6 million in the three months ended March 31, 2023. The increase in selling and marketing expense is primarily due to higher personnel-related costs due to increased headcount, increased commissions due to increased sales and higher product promotion costs, partially offset by lower other costs in the three months ended March 31, 2024 compared to the same period in 2023.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.3 million, or 32%, to $9.7 million in the three months ended March 31, 2024 compared to $7.4 million in the three months ended March 31, 2023. The increase in research and development expenses is primarily due to higher personnel-related costs as a result of our increased headcount and higher third-party contractor expenses, in the three months ended March 31, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $4.8 million, or 49%, to $14.9 million in the three months ended March 31, 2024 compared to $10.1 million in the three months ended March 31, 2023. The increase in general and administrative expenses is primarily due to higher audit, accounting and tax fees, higher personnel-related costs, an increase in the allowance for uncollectible receivables, and higher other costs, during the three months ended March 31, 2024 compared to the same period in 2023.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.5 million, or 10%, to $3.8 million in the three months ended March 31, 2024 compared to $4.3 million in the three months ended March 31, 2023. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the three months ended March 31, 2024 compared to the same period in 2023.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.5 million in the three months ended March 31, 2024 compared to $0.2 million in the three months ended March 31, 2023. The increase in restructuring costs was primarily due to expenses incurred to relocate employees during the three months ended March 31, 2024 compared to the same period in 2023.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.3 million for the three months ended March 31, 2024 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.2 million for the three months ended March 31, 2023 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income, net increased $0.7 million, or 162%, to $1.2 million net income in the three months ended March 31, 2024 compared to $0.5 million net income in the three months ended March 31, 2023. The increase was primarily due to higher interest income net of amortization, partially offset by foreign currency exchange transactional losses in the three months ended March 31, 2024 as compared to the same period in 2023.
Income Tax Benefit (Provision)
For the three months ended March 31, 2024, we recorded an income tax benefit of $0.7 million which yielded an effective tax rate of 168%. For the three months ended March 31, 2023, we recorded an income tax provision of $1.8 million, or an effective tax rate of 26%. The effective tax rate for the three months ended March 31, 2024 is not meaningful due to near break-even pre-tax income for the period, which results in any discrete tax adjustments significantly impacting the rate. The difference between the U.S. federal statutory tax rate and our effective tax rate for each of the three months ended March 31, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on its tax provision.

Comparison of the Six Months Ended March 31, 2024 and 2023
The following table summarizes certain aspects of our results of operations for the six months ended March 31, 2024 and 2023 (amounts in thousands, except percentages):

	Six Months Ended March 31,
			Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	$	%
Revenue
Software and hardware	$40,869	$51,636	49%	56%	$(10,767)	(21)%
Services and other	43,016	40,190	51%	44%	2,826	7%
Total revenue	$83,885	$91,826	100%	100%	$(7,941)	(9)%
Cost of revenue	11,749	10,967	14%	12%	782	7%
Selling and marketing	20,877	19,138	25%	21%	1,739	9%
Research and development	18,587	15,043	22%	16%	3,544	24%
General and administrative	30,481	18,538	36%	20%	11,943	64%
Amortization and acquisition-related costs	7,831	9,095	9%	10%	(1,264)	(14)%
Restructuring costs	578	1,986	1%	2%	(1,408)	(71)%
Interest expense	4,566	4,300	5%	5%	266	6%
Other income, net	2,832	794	3%	1%	2,038	257%
Income tax benefit (provision)	2,441	(3,654)	3%	(4)%	6,095	(167)%
Net income (loss)	$(5,511)	$9,899	(7)%	11%	$(15,410)	156%
Revenue
Total revenue decreased $7.9 million, or 9%, to $83.9 million in the six months ended March 31, 2024 compared to $91.8 million in the six months ended March 31, 2023. Software and hardware revenue decreased $10.7 million, or 21%, to $40.9 million in the six months ended March 31, 2024 compared to $51.6 million in the six months ended March 31, 2023. This decrease is primarily due to an existing customer having entered into a significant multiyear Mobile Deposit® contract and the license revenue associated with the full contract term was recognized in the six months ended March 31, 2023, which did not recur, and a decrease in sales of our legacy identify verification software and hardware products in the six months ended March 31, 2024. These decreases were partially offset by an increase in sales of our ID R&D biometrics software products. Services and other revenue increased $2.8 million, or 7%, to $43.0 million in the six months ended March 31, 2024 compared to $40.2 million in the six months ended March 31, 2023 primarily due to strong growth in transactional SaaS revenue from our identity verification and Mobile Deposit® products compared to the same period in 2023.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.7 million, or 7%, to $11.7 million in the six months ended March 31, 2024 compared to $11.0 million in the six months ended March 31, 2023. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the six months ended March 31, 2024 compared to the same period in 2023.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.8 million, or 9%, to $20.9 million in the six months ended March 31, 2024 compared to $19.1 million in the six months ended March 31, 2023. The increase in selling and marketing expense is primarily due to higher personnel-related costs due to increased headcount and higher product promotion costs, partially offset by lower other costs in the six months ended March 31, 2024 compared to the same period in 2023.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $3.6 million, or 24%, to $18.6 million in the six months ended March 31, 2024 compared to $15.0 million in the six months ended March 31, 2023. The increase in research and development expenses is primarily due to higher personnel-related costs and higher third-party contractor expenses, partially offset by lower other costs in the six months ended March 31, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $12.0 million, or 64%, to $30.5 million in the six months ended March 31, 2024 compared to $18.5 million in the six months ended March 31, 2023. The increase was primarily due to higher audit, accounting and tax fees, higher personnel-related costs, higher legal costs, higher third-party and professional fees, an increase in the allowance for uncollectible receivables, and higher other costs during the six months ended March 31, 2024 compared to the same period in 2023.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $1.3 million, or 14%, to $7.8 million in the six months ended March 31, 2024 compared to $9.1 million in the six months ended March 31, 2023. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the six months ended March 31, 2024 compared to the same period in 2023.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.6 million in the six months ended March 31, 2024 compared to $2.0 million in the same period in 2023. As the restructuring plan was initially implemented in June and November 2022, it was primarily completed during the 2022 calendar year and therefore restructuring costs decreased in the six months ended March 31, 2024 as compared to the same period in 2023.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes. Interest expense was $4.6 million for six months ended March 31, 2024 and consisted of $4.0 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred. Interest expense was $4.3 million for six months ended March 31, 2023 and consisted of $3.7 million of amortization of debt discount and issuance costs and $0.6 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.
Other Income, Net
Other income, net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income, net increased $2.0 million, or 257%, to $2.8 million net income in the six months ended March 31, 2024 compared to $0.8 million net income in the six months ended March 31, 2023. The increase was primarily due to an increase in interest income net of amortization and higher foreign currency exchange transactional gains as compared to the same period in 2023.
Income Tax Benefit (Provision)
For the six months ended March 31, 2024, we recorded an income tax benefit of $2.4 million, which yielded an effective tax rate of 31%. For the six months ended March 31, 2023, we recorded an income tax provision of $3.7 million, which yielded an effective tax rate of 27%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the six months ended March 31, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on its tax provision.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On March 31, 2024, we had $130.3 million in cash and cash equivalents and investments compared to $134.9 million on September 30, 2023, a decrease of $4.6 million, or 5%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Six Months Ended March 31,
	2024	2023
Cash provided (used) by operating activities	$(2,399)	$11,561
Cash provided by investing activities	27,384	37,728
Cash provided (used) by financing activities	(3,015)	1,259
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash used in operating activities during the six months ended March 31, 2024 was $2.4 million and resulted primarily from net loss of $5.5 million and unfavorable changes in operating assets and liabilities of $15.4 million, partially offset by net non-cash charges of $18.5 million. Net cash provided by operating activities during the six months ended March 31, 2023 was $11.6 million and resulted primarily from net income of $9.9 million and net non-cash charges of $13.0 million, partially offset by unfavorable changes in operating assets and liabilities of $11.4 million. The decrease in cash provided by operating activities of $14.0 million during the six months ended March 31, 2024 compared to six months ended March 31, 2023 was primarily due to our net loss and related decrease in income taxes payable and an increase in accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $27.4 million during the six months ended March 31, 2024, which consisted primarily of net sales and maturities of investments of $28.1 million, partially offset by capital expenditures of $0.7 million. Net cash provided by investing activities was $37.7 million during the six months ended March 31, 2023, which consisted primarily of net sales and maturities of investments of $38.1 million partially offset by capital expenditures of $0.4 million. The decrease in cash provided by investing activities of $10.3 million during the six months ended March 31, 2024 compared to six months ended March 31, 2023 was primarily due to a decrease in net sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $3.0 million during the six months ended March 31, 2024, primarily due to the payment of $4.6 million of acquisition-related contingent consideration, partially offset by $1.0 million of net proceeds from the issuance of Common Stock under our equity plans and $0.9 million of net proceeds from other borrowings. Net cash provided by financing activities was $1.3 million during the six months ended March 31, 2023, primarily due to proceeds from the issuance of equity plan Common Stock. The decrease in cash provided by financing activities of $4.3 million during the six months ended March 31, 2024 compared to six months ended March 31, 2023 was primarily due to the payment of acquisition-related consideration and revolving credit line issuance costs, partially offset by proceeds from other borrowings in the six months ended March 31, 2024.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of March 31, 2024, the Company is in compliance with the covenants in the Indenture.
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
As of May 10, 2024, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 7. “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Revolving Credit Line
On February 13, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized over the term of the Credit Agreement.
The Revolving Line terminates, and any outstanding principal amount of all advances made thereunder, and any accrued and unpaid interest thereon, become immediately due and payable on the earlier of (a) the three year anniversary of the Closing Date and (b) the date that is within 90 days of the maturity date of the 2026 Notes if such notes are outstanding as of such date.

Borrowings under the Credit Agreement generally bear interest at a variable rate equal to (a) term SOFR plus a specified margin or (b) WSJ prime plus a specified margin, in each case which will be adjusted based on the Company’s net leverage ratio at the time of borrowing. The Company must also pay the Bank (i) a commitment fee of $87,500 and (ii) an “Unused Revolving Line Facility Fee” of 0.25% per annum of the average unused portion of the Revolving Line.
The Credit Agreement contains representations, warranties, and negative and affirmative covenants customary for transactions of this type. These include covenants limiting the ability of the Company, and any of their subsidiaries, subject to certain exceptions and baskets, to, among other things, (i) incur indebtedness, (ii) incur liens on their assets, (iii) enter into any merger or consolidation with, or acquire all or substantially all of the equity or property of, another person, (iv) dispose of any of their business or property, (v) make or permit any payment on subordinated debt, or (vi) pay any dividend, make any other distribution, or redeem any equity.
The Credit Agreement contains customary events of default and also provides that an event of default includes any default resulting in a right by third parties to accelerate maturity of indebtedness in excess of $500,000. If any event of default occurs and is not cured within applicable grace periods set forth in the Credit Agreement or waived, all loans and other obligations could become due and immediately payable and the facility could be terminated. In addition, the Company may be required to deposit cash with the Bank in an amount equal to 115% of any undrawn letters of credit denominated in a foreign currency.
As of March 31, 2024, the Company is in compliance with the covenants of the Credit Agreement and there were no outstanding borrowings.
Other Liquidity Matters
At March 31, 2024, we had investments of $49.3 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At March 31, 2024, we had $43.0 million of our available-for-sale securities classified as current and $6.3 million of our available-for-sale securities classified as long-term. At September 30, 2023, we had $74.7 million of our available-for-sale securities classified as current and $1.3 million of our available-for-sale securities classified as long-term.
We had working capital of $154.4 million at March 31, 2024 compared to $138.5 million at September 30, 2023. We do not have any other material cash requirements other than those related to leases as described in Note 8. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report. Except as described below, there has been no material change in this information as of March 31, 2024.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of March 31, 2024, our marketable securities had remaining maturities between approximately one and 20 months and a fair market value of $49.3 million, representing 12% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three or six months ended March 31, 2024 or 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as March 31, 2024 due to the previously reported material weaknesses at September 30, 2023, that continued to exist.
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
The Company is committed to remediating the material weaknesses and is making progress in that effort. The actions the Company is taking are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended March 31, 2024. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company is in the process of implementing processes and procedures to remediate the material weaknesses noted above. There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2024, that were not previously disclosed in a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

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

May 10, 2024	MITEK SYSTEMS, INC.

	By:	/s/ Scipio Maximus Carnecchia
Scipio Maximus Carnecchia
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)