Form 10-Q
period 2024-06-30
MITEK SYSTEMS INC
filed 2024-08-08
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number 001-35231

MITEK SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0418827
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

770 First Avenue, Suite 425
San Diego, California	92101
(Address of principal executive offices)	(Zip Code)
(619) 269-6800
(Registrant’s telephone number, including area code)

600 B Street, Suite 100
San Diego, California 92101
(Former name, former address, and former fiscal year if changed since last report)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 46,203,821 shares of the registrant’s common stock outstanding as of July 31, 2024.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended June 30, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	June 30, 2024 (Unaudited)	September 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$84,351	$58,913
Short-term investments	38,718	74,700
Accounts receivable, net	41,609	32,132
Contract assets, current portion	16,805	18,355
Prepaid expenses	11,520	3,513
Other current assets	2,681	2,396
Total current assets	195,684	190,009
Long-term investments	10,157	1,304
Property and equipment, net	2,597	2,829
Right-of-use assets	2,848	4,140
Intangible assets, net	55,163	64,674
Goodwill	126,271	123,548
Deferred income tax assets	13,268	11,645
Contract assets, non-current portion	1,793	5,579
Other non-current assets	1,446	1,647
Total assets	$409,227	$405,375
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,275	$7,589
Accrued payroll and related taxes	10,889	10,554
Accrued interest payable	500	305
Income tax payables	132	4,329
Deferred revenue, current portion	23,746	17,360
Lease liabilities, current portion	747	1,902
Acquisition-related contingent consideration	—	7,976
Restructuring accrual	42	—
Other current liabilities	1,577	1,482
Total current liabilities	43,908	51,497
Convertible senior notes	141,531	135,516
Deferred revenue, non-current portion	1,257	957
Lease liabilities, non-current portion	2,409	2,867
Deferred income tax liabilities	6,696	6,476
Other non-current liabilities	3,790	2,874
Total liabilities	199,591	200,187

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 46,148,999 and 45,591,199 issued and outstanding, as of June 30, 2024 and September 30, 2023, respectively	46	46
Additional paid-in capital	244,110	228,691
Accumulated other comprehensive loss	(9,874)	(14,237)
Accumulated deficit	(24,646)	(9,312)
Total stockholders’ equity	209,636	205,188
Total liabilities and stockholders’ equity	$409,227	$405,375

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Revenue
Software and hardware	$22,662	$21,447	$63,531	$73,083
Services and other	22,314	21,623	65,330	61,813
Total revenue	44,976	43,070	128,861	134,896
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	54	428	123	816
Cost of revenue—services and other (exclusive of depreciation & amortization)	6,428	5,284	18,108	15,863
Selling and marketing	10,354	10,296	31,231	29,434
Research and development	9,982	7,461	28,569	22,504
General and administrative	12,604	11,588	43,085	30,126
Amortization and acquisition-related costs	3,750	6,207	11,581	15,302
Restructuring costs	1,070	14	1,648	2,000
Total operating costs and expenses	44,242	41,278	134,345	116,045
Operating income (loss)	734	1,792	(5,484)	18,851
Interest expense	2,329	2,362	6,895	6,662
Other income (expense), net	1,436	925	4,268	1,719
Income (loss) before income taxes	(159)	355	(8,111)	13,908
Income tax benefit (provision)	375	(783)	2,816	(4,437)
Net income (loss)	$216	$(428)	$(5,295)	$9,471
Net income (loss) per share—basic	$0.00	$(0.01)	$(0.11)	$0.21
Net income (loss) per share—diluted	$0.00	$(0.01)	$(0.11)	$0.20
Shares used in calculating net income (loss) per share—basic	47,017	46,002	46,764	45,625
Shares used in calculating net income (loss) per share—diluted	48,307	46,473	47,792	46,210
Comprehensive income (loss)
Net income (loss)	$216	$(428)	$(5,295)	$9,471
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(307)	2,219	4,270	17,944
Unrealized gain (loss) on investments	32	123	93	771
Other comprehensive income (loss), net of tax	(275)	2,342	4,363	18,715
Comprehensive income (loss)	$(59)	$1,914	$(932)	$28,186

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2024	46,791	$47	$240,521	$(9,599)	$(14,823)	$216,146
Exercise of stock options	2	—	4	—	—	4
Settlement of restricted stock units	176	—	—	—	—	—
Stock-based compensation expense	—	—	3,585	—	—	3,585
Repurchases and retirement of common stock	(820)	(1)	—	—	(10,039)	(10,040)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	216	216
Currency translation adjustment	—	—	—	(307)	—	(307)
Change in unrealized gain (loss) on investments	—	—	—	32	—	32
Balance, June 30, 2024	46,149	$46	$244,110	$(9,874)	$(24,646)	$209,636

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2023	45,410	$45	$222,933	$(11,846)	$(7,440)	$203,692
Exercise of stock options	13	—	56	—	—	56
Settlement of restricted stock units	84	—	—	—	—	—
Stock-based compensation expense	—	—	2,644	—	—	2,644
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(428)	(428)
Currency translation adjustment	—	—	—	2,219	—	2,219
Change in unrealized gain (loss) on investments	—	—	—	123	—	123
Balance, June 30, 2023	45,507	$45	$225,633	$(9,504)	$(7,868)	$208,306

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	169	—	1,048	—	—	1,048
Settlement of restricted stock units	898	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	10,901	—	—	10,901
Repurchases and retirements of common stock	(820)	(1)	—	—	(10,039)	(10,040)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(5,295)	(5,295)
Currency translation adjustment	—	—	—	4,270	—	4,270
Change in unrealized gain (loss) on investments	—	—	—	93	—	93
Balance, June 30, 2024	46,149	$46	$244,110	$(9,874)	$(24,646)	$209,636

	Nine Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2022	44,680	$44	$216,493	$(28,219)	$(17,339)	$170,979
Exercise of stock options	99	—	676	—	—	676
Settlement of restricted stock units	656	1	55	—	—	56
Issuance of common stock under employee stock purchase plan	72	—	619	—	—	619
Stock-based compensation expense	—	—	7,790	—	—	7,790
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	9,471	9,471
Currency translation adjustment	—	—	—	17,944	—	17,944
Change in unrealized gain (loss) on investments	—	—	—	771	—	771
Balance, June 30, 2023	45,507	$45	$225,633	$(9,504)	$(7,868)	$208,306

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Nine Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(5,295)	$9,471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	10,901	7,790
Amortization of intangible assets	11,445	13,270
Amortization of costs capitalized to obtain revenue contracts	1,247	1,091
Depreciation and amortization	1,380	1,187
Bad debt expense	1,090	564
Amortization of investment premiums & other	(1,756)	(64)
Accretion and amortization on debt securities	6,015	5,609
Net changes in estimated fair value of acquisition-related contingent consideration	136	2,093
Deferred taxes	(2,187)	(8,246)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(10,363)	(9,180)
Contract assets	5,527	(3,758)
Other assets	(8,840)	(1,164)
Accounts payable	(1,358)	2,633
Accrued payroll and related taxes	249	(1,099)
Income taxes payable	(4,125)	9,865
Deferred revenue	6,568	(1,155)
Restructuring accrual	42	(971)
Other liabilities	(90)	177
Net cash provided by (used in) operating activities	10,586	28,113
Investing activities:
Purchases of investments	(45,185)	(23,723)
Sales and maturities of investments	74,172	50,000
Purchases of property and equipment, net	(1,155)	(656)
Net cash provided by (used in) investing activities	27,832	25,621
Financing activities:
Payment of revolving credit line issuance costs	(290)	—
Proceeds from the issuance of equity plan common stock	1,048	1,351
Repurchases and retirements of common stock	(10,040)	—
Payment of acquisition-related contingent consideration	(4,641)	—
Proceeds from other borrowings	1,175	—
Principal payments on other borrowings	(123)	(36)
Net cash provided by (used in) financing activities	(12,871)	1,315
Foreign currency effect on cash and cash equivalents	(109)	382
Net increase in cash and cash equivalents	25,438	55,431
Cash and cash equivalents at beginning of period	58,913	32,059
Cash and cash equivalents at end of period	$84,351	$87,490
Supplemental disclosures of cash flow information:
Issuance of common stock for acquisition-related contingent consideration	$3,471	$—
Cash paid for interest	$685	$602
Cash paid for income taxes	$11,942	$2,057
Supplemental disclosures of non-cash investing and financing activities:
Unrealized holding gain on available for sale investments	$93	$771

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the United States (“U.S.”), Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company as of and for the three and nine months ended June 30, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. These financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 19, 2024.
Certain amounts within the prior period’s condensed consolidated statement of cash flows have been reclassified and revised to conform to the current period presentation. Within “Changes in assets and liabilities, net of acquisitions,” “Income taxes payable,” which had previously been combined with “Other liabilities,” was reclassified as a separate line item. Non-cash expense associated with amortization of costs capitalized to obtain revenue contracts and bad debt expense were revised to be presented separately as adjustments to reconcile net income to net cash provided by operating activities. The reclassification and revision, which is considered to be immaterial to the previously issued condensed consolidated financial statements for the corresponding prior period in fiscal 2023, had no impact on net cash provided by operating activities, and did not change other amounts reported within the condensed consolidated balance sheet, statement of operations and comprehensive income (loss), or statement of stockholders’ equity.
Results for the three and nine months ended June 30, 2024, are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, fair value of debt derivatives, standalone selling price related to revenue recognition, usage above minimum commitment for software as a service (“SaaS”) products and services, estimated variable consideration in contracts, contingent consideration, and income taxes.

Net Income (Loss) Per Share
For the three and nine months ended June 30, 2024 and 2023, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Stock options	298	443	523	453
RSUs	1,731	1,256	2,315	1,138
ESPP common stock equivalents	43	295	32	89
Performance options	645	783	800	772
Performance RSUs	1,049	728	468	228
Convertible senior notes	7,448	7,448	7,448	7,448
Warrants	7,448	7,448	7,448	7,448
Total potentially dilutive common shares outstanding	18,662	18,401	19,034	17,576
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$216	$(428)	$(5,295)	$9,471
Weighted-average shares outstanding—basic	47,017	46,002	46,764	45,625
Common stock equivalents	1,290	471	1,028	585
Weighted-average shares outstanding—diluted	48,307	46,473	47,792	46,210
Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.11)	$0.21
Diluted	$0.00	$(0.01)	$(0.11)	$0.20
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the nine months ended June 30, 2024.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. There have been no changes to these accounting policies through June 30, 2024.
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
No other new accounting pronouncement issued or effective during the nine months ended June 30, 2024 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

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
Services and Other
Services and other revenue is generated from the sale of SaaS products and services, maintenance associated with the sale of on premise software licenses, and consulting and professional services. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase unlimited additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is standing ready to provide as many transactions as desired by the customer throughout the contract term, and revenue is recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct.
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
Assessment of Estimates of Variable Consideration
Certain of the Company’s contracts with customers contain some component of variable consideration; however, variable consideration will only be included in the transaction price to the extent it is probable that a significant reversal of revenues recognized will not occur when the uncertainty associated with the variable consideration is resolved. The Company may constrain the estimated transaction price in the event of a high degree of uncertainty as to the final consideration amount owed because of an extended length of time over which the fees may be adjusted or due to uncertainty surrounding collectability. The Company estimates variable consideration in its contracts primarily using the expected value method as the Company believes this method represents the most appropriate estimate for this consideration, based on historical usage trends, the individual contract considerations, and its best judgment at the time.

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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Major product category
Deposits software and hardware	$21,793	$18,300	$58,335	$64,979
Deposits services and other	7,493	6,504	21,539	18,866
Deposits revenue	29,286	24,804	79,874	83,845
Identity verification software and hardware	869	3,147	5,196	8,104
Identity verification services and other	14,821	15,119	43,791	42,947
Identity verification revenue	15,690	18,266	48,987	51,051
Total revenue	$44,976	$43,070	$128,861	$134,896
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	June 30, 2024	September 30, 2023	June 30, 2023	September 30, 2022
Accounts receivable, net	$41,609	$32,132	$45,376	$35,922
Contract assets, current	16,805	18,355	8,184	7,037
Contract assets, non-current	1,793	5,579	7,050	4,218
Contract liabilities (deferred revenue), current	23,746	17,360	20,448	21,350
Contract liabilities (deferred revenue), non-current	1,257	957	2,056	1,775
Contract assets, reported within a separate line in current assets and the other non-current assets line in the condensed consolidated balance sheets, primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $2.6 million and $1.8 million of revenue during the three months ended June 30, 2024, and 2023, respectively, and $16.3 million and $11.7 million of revenue during the nine months ended June 30, 2024 and 2023, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $0.3 million and $0.9 million as of June 30, 2024 and September 30, 2023, respectively. The Company maintained an allowance for credit losses of $2.5 million and $1.5 million as of June 30, 2024 and September 30, 2023, respectively.
Contract assets, current and contract liabilities (deferred revenue), current, as of June 30, 2023 and September 30, 2022 have been revised, as previously disclosed in Note 15 in the Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on March 19, 2024. These immaterial revisions are made for consistency.
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.3 million and $2.6 million as of June 30, 2024 and September 30, 2023, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.4 million during each of the three months ended June 30, 2024 and 2023, and $1.2 million and $1.1 million during the nine months ended June 30, 2024 and 2023, respectively. There were no impairment losses recognized during both the nine months ended June 30, 2024 and 2023 related to capitalized contract costs.

3. RESTRUCTURING
Restructuring costs consist of employee severance obligations and other related costs on the condensed consolidated statements of operations. The following table summarizes changes in the restructuring accrual during the nine months ended June 30, 2024 (amounts in thousands):

Balance at September 30, 2023	$—
Additional costs incurred	1,648
Payments	(1,606)
Foreign currency effect on the restructuring accrual	—
Balance at June 30, 2024	$42

4. INVESTMENTS
The following tables summarize investments by type of security as of June 30, 2024 and September 30, 2023 (amounts in thousands):

June 30, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,814	$—	$(24)	$3,790
U.S. Government and agency securities, short-term	6,722	—	(4)	6,718
Commercial paper, short-term	15,723	—	(12)	15,711
Corporate debt securities, short-term	12,538	—	(39)	12,499
U.S. Treasury, long-term	—	—	—	—
Foreign government and agency securities, long-term	—	—	—	—
Corporate debt securities, long-term	10,183	—	(26)	10,157
Total	$48,980	$—	$(105)	$48,875

September 30, 2023:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$40,329	$1	$(76)	$40,254
Corporate debt securities, short-term	34,545	—	(99)	34,446
U.S. Treasury, long-term	1,371	—	(67)	1,304
Total	$76,245	$1	$(242)	$76,004
All of the Company’s investments are designated as available-for-sale debt securities. As of June 30, 2024 and September 30, 2023, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at June 30, 2024 are as follows: $38.7 million within one year and $10.2 million beyond one year to five years. As of September 30, 2023, the contractual maturities of the available-for-sale securities were $74.7 million within one year and $1.3 million beyond one year to five years.

The following tables represent the fair value hierarchy of the Company’s investments and acquisition-related contingent consideration as of June 30, 2024 and September 30, 2023, respectively (amounts in thousands):

June 30, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,790	$3,790	$—	$—
Commercial paper	15,711	—	15,711	—
U.S. Government and agency securities, short-term	6,718	—	6,718	—
Corporate debt securities	12,499	—	12,499	—
Total short-term investments at fair value	38,718	3,790	34,928	—
Long-term investments:
Corporate debt securities	10,157	—	10,157	—
Total long-term investments at fair value	10,157	—	10,157	—

Total assets at fair value	$48,875	$3,790	$45,085	$—

September 30, 2023:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$40,254	$40,254	$—	$—
Corporate debt securities	34,446	—	34,446	—
Total short-term investments at fair value	74,700	40,254	34,446	—
Long-term investments:
U.S. Treasury	1,304	1,304	—	—
Total long-term investments at fair value	1,304	1,304	—	—

Total assets at fair value	$76,004	$41,558	$34,446	$—
Liabilities:
Acquisition-related contingent consideration	$7,976	$—	$7,976
Total liabilities at fair value	$7,976	$—	$7,976	$—

•Level 1: Valuation is based on quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2: Valuation is based on observable market-based inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
As of September 30, 2023, the fair value of acquisition-related contingent consideration for earnout payments associated with the acquisition of ID R&D Inc. was approximately $8.0 million. The earnout payments consisted of cash payments and issuances of Common Stock. At September 30, 2023, the fair value of contingent consideration expected to be settled in a variable number of shares of Common Stock was measured using the most recent closing price of the Company’s common stock on that date, as reported by the Nasdaq Capital Market. As the final earnout payments were known as of September 30, 2023, the inputs used to estimate the fair value of acquisition-related contingent consideration were determined to be Level 2. The contingent consideration was settled during the three months ended December 31, 2023.

The following table includes a roll-forward of the contingent consideration liability during the nine months ended June 30, 2024 (amounts in thousands):

Balance at September 30, 2023	$7,976
Expenses recorded due to changes in fair value	136
Cash payment of contingent consideration associated with the ID R&D acquisition	(4,641)
Issuance of common stock as contingent consideration associated with the ID R&D acquisition	(3,471)
Balance at June 30, 2024	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $126.3 million at June 30, 2024, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the nine months ended June 30, 2024 (amounts shown in thousands):

Balance at September 30, 2023	$123,548
Foreign currency effect on goodwill	2,723
Balance at June 30, 2024	$126,271
There was no impairment loss recognized related to goodwill in the three or nine months ended June 30, 2024 or 2023.
Intangible Assets
Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of June 30, 2024 and September 30, 2023, respectively, are summarized as follows (amounts in thousands, except for years):

June 30, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$46,684	$49,077
Customer relationships	4.7	25,168	22,553	2,615
Trade names	5.0	7,088	3,757	3,331
Covenants not to compete	3.0	600	460	140
Total intangible assets		$128,617	$73,454	$55,163

September 30, 2023:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	6.9	$95,761	$39,254	$56,507
Customer relationships	4.7	25,168	21,396	3,772
Trade names	5.0	7,088	2,967	4,121
Covenants not to compete	3.0	600	326	274
Total intangible assets		$128,617	$63,943	$64,674
Amortization expense related to acquired intangible assets was $3.7 million and $11.4 million during the three and nine months ended June 30, 2024, respectively, compared to $4.3 million and $13.3 million during the three and nine months ended June 30, 2023, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three or nine months ended June 30, 2024 or 2023.

The estimated future amortization expense related to intangible assets for each of the five succeeding fiscal years is expected to be as follows (amounts in thousands):

Estimated Future Amortization Expense
2024	3,623
2025	13,789
2026	12,575
2027	11,423
2028	9,712
Thereafter	4,041
Total	$55,163

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$194	$124	$447	$316
Selling and marketing	818	885	2,579	2,423
Research and development	1,344	644	3,751	2,097
General and administrative	1,229	991	4,124	2,954
Stock-based compensation expense included in expenses	$3,585	$2,644	$10,901	$7,790
As of June 30, 2024, the Company had $25.4 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.4 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 4,500,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of June 30, 2024, (i) 2,218,360 RSUs and 879,598 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 4,435,200 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 265,656 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
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
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of June 30, 2024, (i) 729,124 shares have been issued to participants pursuant to the ESPP and (ii) 270,876 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.

The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). Stock-based compensation expense related to the ESPP was immaterial in each of the three months ended June 30, 2024 and 2023. The Company recognized $0.2 million in stock-based compensation expense related to the ESPP in each of the nine months ended June 30, 2024 and 2023.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of June 30, 2024, (i) 166,986 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the nine months ended June 30, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2023	651,269	$7.37	3.6	$2,185
Granted	—	—
Exercised	(168,434)	6.21		833
Canceled	—	—
Outstanding at June 30, 2024	482,835	7.77	2.8	1,648
Vested and Expected to Vest at June 30, 2024	482,835	7.77	2.8	1,648
Exercisable at June 30, 2024	482,835	7.77	2.8	1,648
Stock-based compensation expense related to outstanding stock options was immaterial during each of the three and nine months ended June 30, 2024 and 2023. As of June 30, 2024, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the nine months ended June 30, 2024 or 2023.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the nine months ended June 30, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	2,188,296	$11.49
Granted	1,278,764	11.36
Settled	(670,167)	11.13
Canceled	(411,547)	12.16
Outstanding at June 30, 2024	2,385,346	11.38
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.9 million in stock-based compensation expense related to outstanding RSUs during each of the three months ended June 30, 2024 and 2023. The Company recognized $6.8 million and $5.4 million in stock-based compensation expense related to outstanding RSUs during the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had $19.6 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.5 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the nine months ended June 30, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2023	730,393	$13.37
Granted	818,587	11.12
Settled	(232,969)	10.11
Canceled	(436,413)	13.40
Outstanding at June 30, 2024	879,598	12.12
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $0.6 million in stock-based compensation expense related to outstanding Performance RSUs during each of the three months ended June 30, 2024 and 2023. The Company recognized $2.9 million and $2.0 million in stock-based compensation expense related to outstanding Performance RSUs during the nine months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company had $5.8 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 1.8 years.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. In November 2021, the time vesting condition was met and during the fiscal year ended September 30, 2022, the performance conditions were achieved and the performance options vested in full. On May 31, 2024, the Company’s Chief Executive Officer was terminated and in connection with their termination the Company’s Board of Director’s extended the exercise period from the standard 90 days post-termination to September 30, 2025. As a result, the Company recognized a one-time expense of $1.0 million related to the outstanding Performance Options during each of the three and nine months ended June 30, 2024. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options during each of the three and nine months ended June 30, 2023.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of our Common Stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
The Company made purchases of $10.0 million, or 819,623 shares, during each of the three and nine months ended June 30, 2024 at an average price of $12.25 per share and subsequently retired the shares.

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
For the three and nine months ended June 30, 2024, the Company recorded an income tax benefit of $0.4 million and $2.8 million, respectively, which yielded an effective tax rate of 236% and 35%, respectively. For the three and nine months ended June 30, 2023, the Company recorded an income tax provision of $0.8 million and $4.4 million, respectively, which yielded an effective tax rate of 221% and 32%, respectively. The effective tax rates for the three months ended June 30, 2024 and June 30, 2023 are not meaningful due to near break-even pre-tax income for the periods, which results in any discrete tax adjustments significantly impacting the rate. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three and nine months ended June 30, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on the tax provision.

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	June 30, 2024	September 30, 2023
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(13,719)	(19,734)
Carrying amount	$141,531	$135,516

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of June 30, 2024, the Company was in compliance with the covenants in the Indenture.
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

The net proceeds from this offering were approximately $149.7 million, after deducting the Initial Purchasers’ discounts and commissions and the Company’s estimated offering expenses related to the offering. The Company used approximately $9.3 million of the net proceeds from the offering to pay the cost of the Notes Hedge (as defined below), after such cost is partially offset by the proceeds from the Warrant Transactions described below. The Initial Purchasers exercised their option to purchase Additional Notes in full and the Company used a portion of the net proceeds from the sale of such Additional Notes to enter into additional Notes Hedges, after such cost is partially offset by the proceeds from the additional Warrant Transactions, with the Option Counterparties (as defined below).
As of June 30, 2024, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of June 30, 2024, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Contractual interest expense	$289	$454	$880	$1,053
Amortization of debt discount and issuance costs	2,040	1,908	6,015	5,609
Total interest expense recognized	$2,329	$2,362	$6,895	$6,662

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $13.7 million as of June 30, 2024, and will be amortized over approximately 1.6 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at June 30, 2024 was approximately $147.4 million.

Convertible Senior Notes Hedge and Warrants
In connection with the pricing of the 2026 Notes, the Company entered into transactions for convertible notes hedge (the “Notes Hedge”with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on the Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
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
As of June 30, 2024, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended June 30, 2024, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of June 30, 2024, the Warrant Transactions had not been exercised and remained outstanding.

Revolving Credit Line
On February 13, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized to interest expense using the straight-line method over the term of the Credit Agreement.
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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of June 30, 2024 the Company’s net leverage ratio was 2.02 to 1.00 and as such the Company was not in compliance with the net leverage ratio covenant of the Credit Agreement. The Company obtained a waiver from the Bank which covers the compliance period ended June 30, 2024. Additionally, as there are no outstanding borrowings under the Credit Agreement, the Company’s waived non-compliance did not trigger any adverse impacts on the Credit Agreement or the 2026 Notes.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of June 30, 2024, $2.3 million was outstanding under these agreements and $0.2 million and $2.1 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2023, $1.3 million was outstanding under these agreements and approximately $0.2 million and $1.1 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR Vision Systems, S.L., (“ICAR”). The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of June 30, 2024), plus the interest accrued and the legal fees.
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
The Company incurred legal fees of $0.1 million and $0.9 million in the three and nine months ended June 30, 2024, respectively, related to third party claims against our customers. Such fees are included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).
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
On April 12, 2024, the Court granted the Company’s two motions to compel discovery and the parties are presently working through various issues in Urban FT’s discovery responses following the Court granting the motions to compel. Separately, the parties agreed to withdraw: (1) the subpoena to Chase Bank; (2) the motion to quash the subpoena to Chase Bank; (3) the Order to Show cause to hold Company in contempt; and (4) the Company’s motion for sanctions in response to the contempt motion.
The parties are also pursuing other discovery and preparing for trial which is set in March 2025.
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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of June 30, 2024, the weighted-average remaining lease term for the Company’s operating leases was 4.9 years and the weighted-average discount rate was 2.8%.
As of June 30, 2024, the Company had operating ROU assets of $2.8 million. As of June 30, 2024, total operating lease liabilities of $3.2 million were comprised of current lease liabilities of $0.8 million and non-current lease liabilities of $2.4 million. As of September 30, 2023, the Company had operating ROU assets of $4.1 million. As of September 30, 2023, total operating lease liabilities of $4.8 million were comprised of current lease liabilities of $1.9 million and non-current lease liabilities of $2.9 million.
The Company recognized $0.6 million and $0.5 million of operating lease costs in the three months ended June 30, 2024 and 2023, respectively. The Company recognized $1.5 million of operating lease costs in each of the nine months ended June 30, 2024 and 2023. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
The Company paid $1.7 million in operating cash flows for operating leases in the nine months ended June 30, 2024.
Maturities of operating lease liabilities as of June 30, 2024 were as follows (amounts in thousands):

Operating leases(1)
2024 - remaining	$241
2025	722
2026	711
2027	625
2028	418
2029 and thereafter	582
Total lease payments	3,299
Less: amount representing interest	(143)
Present value of future lease payments	$3,156

(1) Excludes approximately $1.8 million of legally binding minimum lease payments for an office lease signed but not yet commenced.

11. REVENUE CONCENTRATION
For the three months ended June 30, 2024, the Company derived revenue of $6.7 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the three months ended June 30, 2023, the Company derived revenue of $7.0 million from one customer, with such customer accounting for 16% of the Company’s total revenue. For the nine months ended June 30, 2024, the Company derived revenue of $22.6 million from one customer, with such customer accounting for 18% of the Company’s total revenue. For the nine months ended June 30, 2023 the Company derived revenue of $35.2 million from two customers, with each such customer accounting for 15% and 11% of the Company’s total revenue, respectively. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $10.8 million and $7.1 million at June 30, 2024 and 2023, respectively.
From a geographic perspective, approximately 70% and 72% of the Company’s total long-term assets as of June 30, 2024 and September 30, 2023, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 18% and 23% of the Company’s total long-term assets excluding goodwill and other intangible assets as of June 30, 2024 and September 30, 2023, respectively, are associated with the Company’s international subsidiaries.
The United States was the only country that accounted for more than 10% of the Company’s revenue in each of the three months ended June 30, 2024 and June 30, 2023. The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the nine months ended June 30, 2024. The United States was the only country that accounted for more than 10% of the Company’s revenue in the nine months ended June 30, 2023. Revenue for the three and nine months ended June 30, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
United States	$35,902	$32,742	$102,193	$107,975
United Kingdom	*	*	12,587	*
All other countries	9,074	10,328	14,081	26,921
Total revenue	$44,976	$43,070	$128,861	$134,896
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
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the United States (“U.S.”), Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology providers and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Third Quarter Fiscal 2024 Highlights
•Revenue for the three months ended June 30, 2024 was $45.0 million, an increase of 4% compared to revenue of $43.1 million in the three months ended June 30, 2023.
•Net income was $0.2 million, or $0.00 per diluted share, during the three months ended June 30, 2024, compared to net loss of $0.4 million, or negative $0.01 per diluted share, during the three months ended June 30, 2023.
•Cash provided by operating activities was $10.6 million for the nine months ended June 30, 2024, compared to cash provided by operating activities of $28.1 million for the nine months ended June 30, 2023.
•We had 99 issued patents as of June 30, 2024. In addition, we have 12 domestic and international patent applications pending as of June 30, 2024.

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

Results of Operations
Comparison of the Three Months Ended June 30, 2024 and 2023
The following table summarizes certain aspects of our results of operations for the three months ended June 30, 2024 and 2023 (amounts in thousands, except percentages):

	Three Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	$	%
Revenue
Software and hardware	$22,662	$21,447	50%	50%	$1,215	6%
Services and other	22,314	21,623	50%	50%	691	3%
Total revenue	$44,976	$43,070	100%	100%	$1,906	4%
Cost of revenue	6,482	5,712	14%	13%	770	13%
Selling and marketing	10,354	10,296	23%	24%	58	1%
Research and development	9,982	7,461	22%	17%	2,521	34%
General and administrative	12,604	11,588	28%	27%	1,016	9%
Amortization and acquisition-related costs	3,750	6,207	8%	14%	(2,457)	(40)%
Restructuring costs	1,070	14	2%	—%	1,056	7543%
Interest expense	2,329	2,362	5%	5%	(33)	(1)%
Other income, net	1,436	925	3%	2%	511	55%
Income tax benefit (provision)	375	(783)	1%	(2)%	1,158	148%
Net income (loss)	$216	$(428)	—%	1%	$644	(150)%
Revenue
Total revenue increased $1.9 million, or 4%, to $45.0 million in the three months ended June 30, 2024 compared to $43.1 million in the three months ended June 30, 2023. Software and hardware revenue increased $1.2 million, or 6%, to $22.7 million in the three months ended June 30, 2024 compared to $21.4 million in the three months ended June 30, 2023. This increase is primarily due to an increase in sales of our Mobile Deposit® software products, partially offset by a decrease in sales of our ID R&D biometrics software and legacy identify verification software and hardware products in the three months ended June 30, 2024 compared to the same period in 2023. Services and other revenue increased $0.7 million, or 3%, to $22.3 million in the three months ended June 30, 2024 compared to $21.6 million in the three months ended June 30, 2023. This increase is primarily due to higher revenue from our Check Fraud Defender software product in the three months ended June 30, 2024 compared to the same period in 2023.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.8 million, or 13%, to $6.5 million in the three months ended June 30, 2024 compared to $5.7 million in the three months ended June 30, 2023. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue, partially offset by a decrease in revenue associated with our legacy identify verification software and hardware products during the three months ended June 30, 2024 compared to the same period in 2023.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $0.1 million, or 1%, to $10.4 million in the three months ended June 30, 2024 compared to $10.3 million in the three months ended June 30, 2023. The increase in selling and marketing expense is primarily due to higher product promotion costs and other costs, partially offset by lower personnel-related costs in the three months ended June 30, 2024 compared to the same period in 2023.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $2.5 million, or 34%, to $10.0 million in the three months ended June 30, 2024 compared to $7.5 million in the three months ended June 30, 2023. The increase in research and development expenses is primarily due to higher personnel-related costs as a result of compensation cost of living adjustments for ID R&D employees that the Company moved to Spain from its offices in Russia and higher third-party contractor expenses, in the three months ended June 30, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $1.0 million, or 9%, to $12.6 million in the three months ended June 30, 2024 compared to $11.6 million in the three months ended June 30, 2023. The increase in general and administrative expenses is primarily due to higher audit, accounting and tax fees and higher executive transition costs, partially offset by lower third-party and professional fees, lower legal fees, and a decrease in the allowance for uncollectible receivables, and other costs, during the three months ended June 30, 2024 compared to the same period in 2023.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $2.5 million, or 40%, to $3.8 million in the three months ended June 30, 2024 compared to $6.2 million in the three months ended June 30, 2023. The decrease in amortization and acquisition-related costs is primarily due to an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D acquisition in the three months ended June 30, 2023 which was paid in the first fiscal quarter of 2024 and a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the three months ended June 30, 2024 compared to the same period in 2023.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.1 million in the three months ended June 30, 2024 related to a restructuring that occurred in the third quarter of fiscal 2024. Restructuring costs were $14,000 in the three months ended June 30, 2023 related to a restructuring plan that was initially implemented in June and November 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.3 million for the three months ended June 30, 2024 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.4 million for the three months ended June 30, 2023 and consisted of $1.9 million of amortization of debt discount and issuance costs and $0.5 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net increased $0.5 million, or 55%, to $1.4 million net income in the three months ended June 30, 2024 compared to $0.9 million net income in the three months ended June 30, 2023. The increase was primarily due to higher interest income net of amortization in the three months ended June 30, 2024 as compared to the same period in 2023.
Income Tax Benefit (Provision)
For the three months ended June 30, 2024, we recorded an income tax benefit of $0.4 million which yielded an effective tax rate of 236%. For the three months ended June 30, 2023, we recorded an income tax provision of $0.8 million, or an effective tax rate of 221%. The effective tax rates for the three months ended June 30, 2024 and June 30, 2023 are not meaningful due to near break-even pre-tax income for the periods, which results in any discrete tax adjustments significantly impacting the rate. The difference between the U.S. federal statutory tax rate and our effective tax rate for each of the three months ended June 30, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on its tax provision.

Comparison of the Nine Months Ended June 30, 2024 and 2023
The following table summarizes certain aspects of our results of operations for the nine months ended June 30, 2024 and 2023 (amounts in thousands, except percentages):

	Nine Months Ended June 30,
			Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	$	%
Revenue
Software and hardware	$63,531	$73,083	49%	54%	$(9,552)	(13)%
Services and other	65,330	61,813	51%	46%	3,517	6%
Total revenue	$128,861	$134,896	100%	100%	$(6,035)	(4)%
Cost of revenue	18,231	16,679	14%	12%	1,552	9%
Selling and marketing	31,231	29,434	24%	22%	1,797	6%
Research and development	28,569	22,504	22%	17%	6,065	27%
General and administrative	43,085	30,126	33%	22%	12,959	43%
Amortization and acquisition-related costs	11,581	15,302	9%	11%	(3,721)	(24)%
Restructuring costs	1,648	2,000	1%	1%	(352)	(18)%
Interest expense	6,895	6,662	5%	5%	233	3%
Other income, net	4,268	1719	3%	1%	2,549	148%
Income tax benefit (provision)	2,816	(4,437)	2%	(3)%	7,253	(163)%
Net income (loss)	$(5,295)	$9,471	(4)%	7%	$(14,766)	156%
Revenue
Total revenue decreased $6.0 million, or 4%, to $128.9 million in the nine months ended June 30, 2024 compared to $134.9 million in the nine months ended June 30, 2023. Software and hardware revenue decreased $9.6 million, or 13%, to $63.5 million in the nine months ended June 30, 2024 compared to $73.1 million in the nine months ended June 30, 2023. This decrease is primarily due to an existing customer having entered into a significant multiyear Mobile Deposit® contract and the license revenue associated with the full contract term was recognized in the nine months ended June 30, 2023, which did not recur, and a decrease in sales of our legacy identify verification software and hardware products and ID R&D biometrics software products in the nine months ended June 30, 2024. Services and other revenue increased $3.5 million, or 6%, to $65.3 million in the nine months ended June 30, 2024 compared to $61.8 million in the nine months ended June 30, 2023 primarily due to strong growth in transactional SaaS revenue from our CheckReader™ and Mobile Deposit® products compared to the same period in 2023.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $1.6 million, or 9%, to $18.2 million in the nine months ended June 30, 2024 compared to $16.7 million in the nine months ended June 30, 2023. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue during the nine months ended June 30, 2024 compared to the same period in 2023.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales, marketing, and product management personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses increased $1.8 million, or 6%, to $31.2 million in the nine months ended June 30, 2024 compared to $29.4 million in the nine months ended June 30, 2023. The increase in selling and marketing expense is primarily due to higher personnel-related costs due to increased headcount and higher product promotion costs, partially offset by lower other costs in the nine months ended June 30, 2024 compared to the same period in 2023.

Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses increased $6.1 million, or 27%, to $28.6 million in the nine months ended June 30, 2024 compared to $22.5 million in the nine months ended June 30, 2023. The increase in research and development expenses is primarily due to higher personnel-related costs and higher third-party contractor expenses, partially offset by lower other costs in the nine months ended June 30, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses increased $13.0 million, or 43%, to $43.1 million in the nine months ended June 30, 2024 compared to $30.1 million in the nine months ended June 30, 2023. The increase was primarily due to higher audit, accounting and tax fees, higher personnel-related costs, higher executive transition costs, higher legal costs, higher third-party and professional fees, an increase in the allowance for uncollectible receivables, and higher other costs during the nine months ended June 30, 2024 compared to the same period in 2023.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $3.7 million, or 24%, to $11.6 million in the nine months ended June 30, 2024 compared to $15.3 million in the nine months ended June 30, 2023. The decrease in amortization and acquisition-related costs is primarily due to an increase in the fair value of acquisition-related contingent consideration associated with the ID R&D acquisition in the nine months ended June 30, 2023 which was paid in the first fiscal quarter of 2024 and a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the nine months ended June 30, 2024 compared to the same period in 2023.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $1.6 million in the nine months ended June 30, 2024 related to expenses incurred to relocate employees and a restructuring that occurred in the third quarter of fiscal 2024. Restructuring costs were $2.0 million in the nine months ended June 30, 2023 related to a restructuring plan that was initially implemented in June and November 2022.
Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on the 2026 Notes. Interest expense was $6.9 million for nine months ended June 30, 2024 and consisted of $6.0 million of amortization of debt discount and issuance costs and $0.9 million of interest incurred. Interest expense was $6.7 million for nine months ended June 30, 2023 and consisted of $5.6 million of amortization of debt discount and issuance costs and $1.1 million of interest incurred. As we amortize the debt discount and issuance costs using the effective interest method, amortization expense increases over the term of the agreement.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio and foreign currency transactional gains or losses. Other income (expense), net increased $2.5 million, or 148%, to $4.3 million net income in the nine months ended June 30, 2024 compared to $1.7 million net income in the nine months ended June 30, 2023. The increase was primarily due to higher foreign currency transactional gains and an increase in interest income net of amortization as compared to the same period in 2023.
Income Tax Benefit (Provision)
For the nine months ended June 30, 2024, we recorded an income tax benefit of $2.8 million, which yielded an effective tax rate of 35%. For the nine months ended June 30, 2023, we recorded an income tax provision of $4.4 million, which yielded an effective tax rate of 32%. The difference between the U.S. federal statutory tax rate and our effective tax rate for the nine months ended June 30, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of state taxes, and federal, state and foreign research and development credits on its tax provision.

Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On June 30, 2024, we had $133.2 million in cash and cash equivalents and investments compared to $134.9 million on September 30, 2023, a decrease of $2.9 million, or 2%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Nine Months Ended June 30,
	2024	2023
Cash provided by operating activities	$10,586	$28,113
Cash provided by investing activities	27,832	25,621
Cash provided (used) by financing activities	(12,871)	1,315
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the nine months ended June 30, 2024 was $10.6 million and resulted primarily from net non-cash charges of $28.3 million, partially offset by net loss of $5.3 million and unfavorable changes in operating assets and liabilities of $12.4 million. Net cash provided by operating activities during the nine months ended June 30, 2023 was $28.1 million and resulted primarily from net income of $9.5 million and net non-cash charges of $23.3 million, partially offset by unfavorable changes in operating assets and liabilities of $4.7 million. The decrease in cash provided by operating activities of $17.5 million during the nine months ended June 30, 2024 compared to nine months ended June 30, 2023 was primarily due to our net loss and an increase in accounts receivable.
Cash Flows from Investing Activities
Net cash provided by investing activities was $27.8 million during the nine months ended June 30, 2024, which consisted primarily of net sales and maturities of investments of $29.0 million, partially offset by capital expenditures of $1.2 million. Net cash provided by investing activities was $25.6 million during the nine months ended June 30, 2023, which consisted primarily of net sales and maturities of investments of $50.0 million partially offset by capital expenditures of $0.7 million. The increase in cash provided by investing activities of $2.2 million during the nine months ended June 30, 2024 compared to nine months ended June 30, 2023 was primarily due to an increase in net sales and maturities of investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $12.9 million during the nine months ended June 30, 2024, primarily due to repurchases and retirements of Common Stock of $10.0 million, the payment of $4.6 million of acquisition-related contingent consideration, and payment of revolving credit line issuance costs of $0.3 million, partially offset by $1.0 million of net proceeds from the issuance of Common Stock under our equity plans and $1.1 million of net proceeds from other borrowings. Net cash provided by financing activities was $1.3 million during the nine months ended June 30, 2023, primarily due to proceeds from the issuance of equity plan Common Stock. The decrease in cash provided by financing activities of $14.2 million during the nine months ended June 30, 2024 compared to nine months ended June 30, 2023 was primarily due to repurchases and retirements of Common Stock and the payment of acquisition-related consideration in the nine months ended June 30, 2024.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of June 30, 2024, the Company was in compliance with the covenants in the Indenture.
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
As of August 8, 2024, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
Revolving Credit Line
On February 13, 2024, the Company entered into a Loan and Security Agreement (the “Credit Agreement”) with Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (the “Bank”) that provides for a revolving line of credit whereby the Company may borrow up to $35.0 million (the “Revolving Line”) with an additional $15.0 million to be advanced under the Revolving Line at the sole discretion of the Bank. The Revolving Line is secured on a first priority basis by the Company’s assets. In connection with the Credit Agreement, the Company incurred issuance costs of $0.3 million which will be amortized to interest expense using the straight-line method over the term of the Credit Agreement.

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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of June 30, 2024 the Company’s net leverage ratio was 2.02 to 1.00 and as such the Company was not in compliance with the net leverage ratio covenant of the Credit Agreement. The Company obtained a waiver from the Bank which covers the compliance period ended June 30, 2024. Additionally, as there are no outstanding borrowings under the Credit Agreement, the Company’s waived non-compliance did not trigger any adverse impacts on the Credit Agreement or the 2026 Notes.
Share Repurchase Program
On May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of our Common Stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of Common Stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its Common Stock and it may be discontinued, suspended or amended at any time.
The Company made purchases of $10.0 million, or 819,623 shares, during each of the three and nine months ended June 30, 2024 at an average price of $12.25 per share and subsequently retired the shares.
During the period beginning July 1, 2024 through August 7, 2024, the Company made purchases of $6.4 million, or 555,581 shares at an average price of $11.57 per share.
Other Liquidity Matters
At June 30, 2024, we had investments of $48.9 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At June 30, 2024, we had $38.7 million of our available-for-sale securities classified as current and $10.2 million of our available-for-sale securities classified as long-term. At September 30, 2023, we had $74.7 million of our available-for-sale securities classified as current and $1.3 million of our available-for-sale securities classified as long-term.
We had working capital of $151.8 million at June 30, 2024 compared to $138.5 million at September 30, 2023. We do not have any other material cash requirements other than those related to leases as described in Note 9. “Commitments and Contingencies” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2023 Annual Report. Except as described below, there has been no material change in this information as of June 30, 2024.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of June 30, 2024, our marketable securities had remaining maturities between approximately one and 22 months and a fair market value of $48.9 million, representing 12% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three or nine months ended June 30, 2024 or 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required financial disclosures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as June 30, 2024 due to the previously reported material weaknesses at September 30, 2023, that continued to exist.
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
Remediation Plan for Existing Material Weaknesses in Internal Control over Financial Reporting
In order to address and resolve the material weaknesses, management, with oversight from the Company’s Audit Committee of the Board of Directors (the “Audit Committee”), developed and is executing a detailed plan for remediation, which includes:

•Enhancing Accounting and Reporting Capabilities
◦Skill Set Evaluation and Hiring: Management assessed skill gaps and hired accounting, financial reporting and compliance (including internal and external resources) personnel with relevant public company accounting and financial reporting experience to develop and implement additional policies, procedures, and controls.
•Ongoing Training
◦Training for Key Personnel: The Company is providing continuous training to global personnel responsible for internal control over financial reporting to ensure ongoing compliance and competency.
•Risk Assessment and Enhancements
◦Comprehensive Risk Assessment Process: Management has enhanced or designed and implemented a comprehensive and continuous risk assessment process that identifies and assesses risks of material misstatement across the entity and helps ensure that related internal controls are properly designed and in place to respond to those risks in the Company’s financial statements and financial reporting.
•Improving Financial Reporting Accuracy
◦Controls Over Information Accuracy: The Company is continuing to improve or implement controls to ensure the completeness and accuracy of information used in financial reporting.
•Strengthening Controls Across Processes
◦Entity Level and Process Level Controls: Management has enhanced or designed and implemented entity-level controls, including management review controls, process-level controls and effective general information technology controls relevant to all of the Company’s financial reporting processes.
The Company is committed to remediating the material weaknesses and has made progress in that effort. The actions the Company has taken are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended June 30, 2024. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has implemented processes and procedures to remediate the material weaknesses noted above. Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
As previously disclosed, we restated our financial results for certain periods on October 27, 2022, and May 8, 2023. Following those restatements, the Securities and Exchange Commission (the “SEC”) opened an inquiry into our accounting practices and thereafter opened a formal investigation. We are cooperating with the ongoing investigation. The duration, scope, and outcome of this investigation are difficult to predict. At this time, we do not expect the outcome of this matter to have a material adverse effect on our consolidated results of operations, cash flows, or financial position. The information in Note 9 of the notes to the condensed consolidated financial statements included Part I, Item I of this Form 10-Q is incorporated herein by reference.

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2023 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. Except as set forth below, there have been no material changes in our risk factors from those disclosed in our 2023 Annual Report.
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
The Dodd-Frank Act, enacted in July 2010, expands federal regulation of corporate governance matters and imposes requirements on publicly-held companies, including us, to, among other things, provide stockholders with a periodic advisory vote on executive compensation and also adds compensation committee reforms and enhanced pay-for-performance disclosures. While some provisions of the Dodd-Frank Act were effective upon enactment, and others have been implemented upon the SEC’s adoption of related rules and regulations, the Dodd-Frank Act is not yet fully implemented and the scope and timing of the adoption of additional rules and regulations thereunder is uncertain and accordingly, the cost of compliance with the Dodd-Frank Act is also uncertain. In addition, Sarbanes-Oxley specifically requires, among other things, that we maintain effective internal control over financial reporting and disclosure of controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley Act (“Section 404”). Our independent registered public accounting firm is required to attest to our internal control over financial reporting. Our testing, or the subsequent testing by our independent registered public accounting firm may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 requires that we incur substantial accounting expenses and expend significant management efforts. We currently have limited internal audit capabilities and will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm, if applicable, identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. For example, as previously disclosed, we restated our financial results for certain periods on October 27, 2022, and May 8, 2023. As described in Part II, Item 1 of this Form 10-Q, following those restatements, the SEC opened an inquiry into our accounting practices and thereafter opened a formal investigation. While we are cooperating with the ongoing investigation, the duration, scope, and outcome of this investigation are difficult to predict. At this time, we do not expect the outcome of this matter to have a material adverse effect on our consolidated results of operations, cash flows, or financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2024, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended June 30, 2024:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2024 — April 30, 2024	—	$—	—	$—
May 1, 2024 — May 31, 2024	194,000	$13.09	194,000	$47,131,080
June 1, 2024 — June 30, 2024	625,623	$11.90	625,623	$39,900,562
(1) On May 13, 2024, the Company issued a press release announcing that its Board of Directors authorized a share repurchase program for up to $50 million of its common stock. The share repurchase program was effective as of May 16, 2024 and will expire on May 16, 2026. The timing, price and actual number of shares of common stock repurchased will depend on a variety of factors including price, market conditions and corporate and regulatory requirements. The repurchases may be made from time (i) through open market purchases, block trades, privately negotiated transactions, one or more trading plans adopted in accordance with Rule 10b5-1 of the Exchange Act or any combination of the foregoing, in each case in accordance with applicable laws, rules and regulations or (ii) in such other manner as will comply with the provisions of the Exchange Act. The share repurchase program does not require the Company to repurchase shares of its common stock and it may be discontinued, suspended or amended at any time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
In accordance with the disclosure requirement set forth in Item 408 of Regulation S-K, the following table discloses any executive officer or director who is subject to the filing requirements of Section 16 of the Exchange Act that adopted a Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024. These trading arrangements are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

Name and Title	Adoption Date	Aggregate Number of Securities to be Sold	Expiration Date(1)
Michael Diamond, Senior Vice President, General Manager — Digital Banking	June 11, 2024	100,712	June 11, 2025

(1) Each trading arrangement permitted or permits transactions through and including the earlier to occur of (a) the completion of all sales or (b) the date listed in the table.

Other than as disclosed above, no other executive officer or director adopted, modified, or terminated a Rule 10b5-1 or a non-Rule 10b5-1 trading arrangement during the quarter ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

2.1**+	Purchase Agreement, dated March 23, 2022, by and among the persons whose names and addresses are set out in Schedule I and Mitek Systems, Inc.	(1)

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(2)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(3)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(4)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(5)

10.1#	Offer Letter, dated June 4, 2024, by and between Mitek Systems, Inc. and Scott Carter.	(6)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 23, 2022.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(3)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(4)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(5)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(6)	Incorporated by reference to Exhibit 10.1 to the Company’s Amendment No. 1 to the Current Report on Form 8-K/A filed with the SEC on June 5, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2024	MITEK SYSTEMS, INC.

	By:	/s/ Scott Carter
Scott Carter
Interim Chief Executive Officer and Executive Chair (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)