Form 10-Q
period 2024-12-31
MITEK SYSTEMS INC
filed 2025-02-10
CIK 807863

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There were 45,243,715 shares of the registrant’s common stock outstanding as of January 31, 2025.

MITEK SYSTEMS, INC.
FORM 10-Q
For The Quarterly Period Ended December 31, 2024

PART I
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(amounts in thousands except share data)

	December 31, 2024 (Unaudited)	September 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$90,617	$93,456
Short-term investments	30,591	36,884
Accounts receivable, net	32,348	31,682
Contract assets, current portion	15,588	15,818
Prepaid expenses	5,054	4,514
Other current assets	2,639	2,697
Total current assets	176,837	185,051
Long-term investments	16,667	11,410
Property and equipment, net	2,418	2,564
Right-of-use assets	2,653	4,662
Intangible assets, net	47,600	54,137
Goodwill	124,908	131,574
Deferred income tax assets	19,272	19,145
Contract assets, non-current portion	3,897	3,620
Other non-current assets	1,707	1,590
Total assets	$395,959	$413,753
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,983	$7,236
Accrued payroll and related taxes	7,544	10,324
Accrued liabilities	508	424
Accrued interest payable	498	205
Value added tax payables(1)	1,768	1,222
Deferred revenue, current portion	21,694	21,231
Lease liabilities, current portion	639	805
Other current liabilities(1)	912	700
Total current liabilities	38,546	42,147
Convertible senior notes	145,706	143,601
Deferred revenue, non-current portion	692	753
Lease liabilities, non-current portion	2,317	4,230
Deferred income tax liabilities	3,642	3,889
Other non-current liabilities	4,139	4,332
Total liabilities	195,042	198,952

Stockholders’ equity:
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 120,000,000 and 120,000,000 shares authorized, 45,211,865 and 44,998,939 issued and outstanding, as of December 31, 2024 and September 30, 2024, respectively	45	45
Additional paid-in capital	251,967	247,326
Accumulated other comprehensive loss	(12,950)	(2,302)
Accumulated deficit	(38,145)	(30,268)
Total stockholders’ equity	200,917	214,801
Total liabilities and stockholders’ equity	$395,959	$413,753
(1) September 30, 2024 condensed consolidated balance sheet reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(amounts in thousands except per share data)

	Three Months Ended December 31,
	2024	2023
Revenue
Software and hardware	$11,985	$15,980
Services and other	25,269	20,937
Total revenue	37,254	36,917
Operating costs and expenses
Cost of revenue—software and hardware (exclusive of depreciation & amortization)	67	40
Cost of revenue—services and other (exclusive of depreciation & amortization)	5,877	5,494
Selling and marketing	9,695	9,856
Research and development	8,323	8,874
General and administrative	11,901	15,538
Amortization and acquisition-related costs	3,657	3,983
Restructuring costs	808	48
Total operating costs and expenses	40,328	43,833
Operating income (loss)	(3,074)	(6,916)
Interest expense	2,398	2,263
Other income (expense), net	563	1,642
Income (loss) before income taxes	(4,909)	(7,537)
Income tax benefit (provision)	297	1,744
Net income (loss)	$(4,612)	$(5,793)
Net income (loss) per share—basic	$(0.10)	$(0.13)
Net income (loss) per share—diluted	$(0.10)	$(0.13)
Shares used in calculating net income (loss) per share—basic	45,195	46,294
Shares used in calculating net income (loss) per share—diluted	45,195	46,294
Comprehensive income (loss)
Net income (loss)	$(4,612)	$(5,793)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(10,510)	6,544
Unrealized gain (loss) on investments, net of tax of $(34) and $36	(138)	102
Other comprehensive income (loss), net of tax	(10,648)	6,646
Comprehensive income (loss)	$(15,260)	$853

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2024	44,999	$45	$247,326	$(2,302)	$(30,268)	$214,801
Exercise of stock options	66	—	177	—	—	177
Settlement of restricted stock units	517	1	(1)	—	—	—
Stock-based compensation expense	—	—	4,465	—	—	4,465
Repurchases and retirement of common stock	(370)	(1)	—	—	(3,265)	(3,266)
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(4,612)	(4,612)
Currency translation adjustment	—	—	—	(10,510)	—	(10,510)
Change in unrealized gain (loss) on investments	—	—	—	(138)	—	(138)
Balance, December 31, 2024	45,212	$45	$251,967	$(12,950)	$(38,145)	$200,917

	Three Months Ended December 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, September 30, 2023	45,591	$46	$228,691	$(14,237)	$(9,312)	$205,188
Exercise of stock options	97	—	856	—	—	856
Settlement of restricted stock units	633	1	(1)	—	—	—
Acquisition-related shares issued	311	—	3,471	—	—	3,471
Stock-based compensation expense	—	—	3,430	—	—	3,430
Components of comprehensive income (loss), net of tax:
Net income (loss)	—	—	—	—	(5,793)	(5,793)
Currency translation adjustment	—	—	—	6,544	—	6,544
Change in unrealized gain (loss) on investments	—	—	—	102	—	102
Balance, December 31, 2023	46,632	$47	$236,447	$(7,591)	$(15,105)	$213,798

See accompanying notes to condensed consolidated financial statements.

MITEK SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(amounts in thousands)

	Three Months Ended December 31,
	2024	2023
Operating activities:
Net income (loss)	$(4,612)	$(5,793)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	4,465	3,430
Amortization of intangible assets	3,657	3,847
Amortization of costs capitalized to obtain revenue contracts(1)	472	761
Depreciation and amortization	395	391
Bad debt expense(1)	589	145
Amortization of investment premiums & other	(797)	(1,398)
Accretion and amortization on debt securities	2,105	1,970
Net changes in estimated fair value of acquisition-related contingent consideration	—	136
Deferred taxes	(343)	(1,708)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable(1)	(1,868)	(2,916)
Contract assets	(163)	(511)
Other assets(1)	(738)	(3,953)
Accounts payable	(2,161)	2,520
Accrued payroll and related taxes	(2,532)	(3,704)
Income taxes payable	28	(4,254)
Deferred revenue	849	857
Other liabilities	1,219	717
Net cash provided by (used in) operating activities	565	(9,463)
Investing activities:
Purchases of investments	(12,375)	(14,991)
Maturities of investments(1)	12,300	33,121
Sales of investments(1)	1,250	—
Purchases of property and equipment, net	(335)	(241)
Net cash provided by (used in) investing activities	840	17,889
Financing activities:
Proceeds from the issuance of equity plan common stock	177	856
Repurchases and retirements of common stock	(3,257)	—
Payment of acquisition-related contingent consideration	—	(4,641)
Proceeds from other borrowings	—	707
Principal payments on other borrowings	(49)	(36)
Net cash provided by (used in) financing activities	(3,129)	(3,114)
Foreign currency effect on cash and cash equivalents	(1,115)	313
Net increase (decrease) in cash and cash equivalents	(2,839)	5,625
Cash and cash equivalents at beginning of period	93,456	58,913
Cash and cash equivalents at end of period	$90,617	$64,538
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$690	$7,838
Supplemental disclosures of non-cash investing and financing activities:
Acquisition-related shares issued	$—	$3,471
Unrealized holding gain (loss) on available for sale investments	$(138)	$102
  (1) December 31, 2023 condensed consolidated statement of cash flows reflects reclassifications to conform to the current year presentation.

See accompanying notes to condensed consolidated financial statements... ..

MITEK SYSTEMS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the United States (“U.S.”), Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements of the Company as of and for the three months ended December 31, 2024 have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X and, accordingly, they do not include all information and footnote disclosures required by accounting principles generally accepted in the U.S. (“GAAP”). The Company believes the footnotes and other disclosures made in the financial statements are adequate for a fair presentation of the results of the interim periods presented. The financial statements include all adjustments (solely of a normal recurring nature) which are, in the opinion of management, necessary to make the information presented not misleading. These financial statements and the accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the U.S. Securities and Exchange Commission (“SEC”) on December 16, 2024.
Certain amounts within the prior period’s condensed consolidated balance sheet and condensed consolidated statement of cash flows have been reclassified and revised to conform to the current period presentation. Income tax payables were presented separately and value added tax (“VAT”) payables were included in the other current liabilities line in the condensed consolidated balance sheet as of September 30, 2024, however, income tax payables are included in the other current liabilities line and VAT payables have been presented separately in the consolidated balance sheet as of December 31, 2024 so that the total of the other current liabilities line is less than five percent of total current liabilities. Non-cash expense associated with amortization of costs capitalized to obtain revenue contracts and bad debt expense were revised to be presented separately as adjustments to reconcile net income to net cash provided by operating activities. The reclassification and revision, which is considered to be immaterial to the previously issued condensed consolidated financial statements for the corresponding prior period in fiscal 2024, had no impact on net cash provided by operating activities, and did not change other amounts reported within the condensed consolidated balance sheet, statement of operations and comprehensive income (loss), or statement of stockholders’ equity.
Results for the three months ended December 31, 2024, are not necessarily indicative of results for any other interim period or for a full fiscal year.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities, revenue, expenses, deferred taxes, and related disclosure of contingent assets and liabilities. On an ongoing basis, management reviews its estimates based upon currently available information. Actual results could differ materially from those estimates. These estimates include, but are not limited to, assessing the collectability of accounts receivable, estimation of the value of stock-based compensation awards, fair value of assets and liabilities acquired, impairment of goodwill, useful lives of intangible assets, standalone selling price related to revenue recognition, estimated variable consideration in contracts, contingent consideration, and income taxes.

Net Income (Loss) Per Share
For the three months ended December 31, 2024 and 2023, the following potentially dilutive common shares were excluded from the calculation of net income (loss) per share, as they would have been antidilutive (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
Stock options	273	594
RSUs	2,226	1,749
ESPP common stock equivalents	52	49
Performance options	717	476
Performance RSUs	1,908	1,312
Convertible senior notes	7,448	7,448
Warrants	7,448	7,448
Total potentially dilutive common shares outstanding	20,072	19,076
The calculation of basic and diluted net income (loss) per share is as follows (amounts in thousands, except per share data):

	Three Months Ended December 31,
	2024	2023
Net loss	$(4,612)	$(5,793)
Weighted-average shares outstanding—basic	45,195	46,294
Common stock equivalents	—	—
Weighted-average shares outstanding—diluted	45,195	46,294
Net loss per share:
Basic	$(0.10)	$(0.13)
Diluted	$(0.10)	$(0.13)
Concentrations of Significant Customers and Assets
For the three months ended December 31, 2024, the Company derived revenue of $5.6 million from one customer, with such customer accounting for 15% of the Company’s total revenue. For the three months ended December 31, 2023, the Company derived revenue of $9.7 million from two customers, with such customers accounting for 16% and 10% of the Company’s total revenue. The corresponding accounts receivable balances of customers from which revenues were in excess of 10% of total revenue were $3.4 million and $11.2 million at December 31, 2024 and 2023, respectively.
From a geographic perspective, approximately 76% and 78% of the Company’s total long-term assets as of December 31, 2024 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries. From a geographic perspective, approximately 13% and 19% of the Company’s total long-term assets excluding goodwill and other intangible assets as of December 31, 2024 and September 30, 2024, respectively, are associated with the Company’s international subsidiaries.
Recently Adopted Accounting Pronouncements
The Company did not adopt any new accounting pronouncements in the three months ended December 31, 2024.
Change in Significant Accounting Policy
The Company’s significant accounting policies are disclosed in the Company’s audited condensed consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024, filed with the SEC on December 16, 2024. There have been no changes to these accounting policies through December 31, 2024.
Recently Issued Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires disaggregation of certain costs in a separate note to the financial statements, such as the amounts of employee compensation, depreciation and intangible asset amortization, included in each relevant expense caption in annual and interim consolidated financial statements. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and for interim periods beginning after December 15, 2027 on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the effect that ASU 2024-03 will have on its financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, amending existing income tax disclosure guidance, primarily requiring more detailed disclosure for income taxes paid and the effective tax rate reconciliation. The ASU is effective for annual reporting periods beginning after December 15, 2024, with early adoption permitted and can be applied on either a prospective or retroactive basis. The Company is currently evaluating the ASU to determine its impact on its income tax disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires additional operating segment disclosures in annual and interim consolidated financial statements. ASU 2023-07 is effective for annual periods beginning after December 15, 2023 and for interim periods beginning after December 15, 2024 on a retrospective basis, with early adoption permitted. The Company will adopt ASU 2023-07 in the fourth quarter of fiscal 2025 and does not expect the additional required disclosures to have a material impact on its financial statements.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and also issued subsequent amendments to the initial guidance (collectively, Topic 848). Topic 848 provides optional guidance for contract modifications and certain hedging relationships associated with the transition from reference rates that are expected to be discontinued. The Company will adopt Topic 848 when the relevant contracts are modified upon transition to alternative reference rates. The Company does not expect the adoption of Topic 848 will have a material impact on the condensed consolidated financial statements.
No other new accounting pronouncement issued or effective during the three months ended December 31, 2024 had, or is expected to have, a material impact on the Company’s condensed consolidated financial statements.

2. REVENUE RECOGNITION
Nature of Goods and Services
The following is a description of principal activities from which the Company generates its revenue. Contracts with customers are evaluated on a contract-by-contract basis as contracts may include multiple types of goods and services as described below.
Software and Hardware
Software and hardware revenue is generated from on premise software license sales, as well as sales of on premise appliance products. Software is typically sold as a time-based license with a term of one to three years. For software license agreements that are distinct, the Company recognizes software license revenue upon delivery and after evidence of a contract exists. Our standard payment terms are generally no more than 60 days. Invoices for software are typically issued when the license is made available for customer use.
Services and Other
Services and other revenue is generated from the sale of software as a service (“SaaS”) products and services, maintenance associated with the sale of on premise software licenses, and consulting and professional services. The Company’s SaaS offerings give customers the option to be charged upon their incurred usage in arrears (“Pay as You Go”), or commit to a minimum spend over their contracted period, with the ability to purchase additional transactions above the minimum during the contract term. Revenue related to Pay as You Go contracts are generally recognized based on the customer’s actual usage, in the period of usage. For contracts which include a minimum commitment, the Company is stand-ready to provide the services throughout the contract term, and revenue is primarily recognized on a ratable basis over the contract period including an estimate of usage above the minimum commitment. Usage above minimum commitment is estimated by looking at historical usage, expected volume, and other factors to project usage for the remainder of the contract term. The estimated usage-based revenues are constrained to the amount the Company expects to be entitled to receive in exchange for providing access to its platform. Maintenance and support services generally call for the Company to provide software updates and technical support to customers and is recognized ratably over the term of the contract as this is the period the services are delivered. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Our standard payment terms are generally no more than 60 days. SaaS (other than Pay as You Go) and maintenance services are typically invoiced annually in advance, and consulting and professional services are typically invoiced at the time of sale.
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
Disaggregation of Revenue
The following table presents the Company's revenue disaggregated by major product category (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
Major product category
Deposits software and hardware	$11,097	$14,048
Deposits services and other	8,188	7,029
Deposits revenue	19,285	21,077
Identity verification software and hardware	888	1,932
Identity verification services and other	17,081	13,908
Identity verification revenue	17,969	15,840
Total revenue	$37,254	$36,917
Total Revenue by Geographic Location
The United States and the United Kingdom were the only countries that accounted for more than 10% of the Company’s revenue in the three months ended December 31, 2024 and 2023. Revenue for the three months ended December 31, 2024 and 2023 were as follows (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
United States	$25,618	$28,429
United Kingdom	5,184	3,846
All other countries	6,452	4,642
Total revenue	$37,254	$36,917
Contract Balances
The following table provides information about accounts receivable, contract assets and contract liabilities from contracts with customers (amounts in thousands):

	December 31, 2024	September 30, 2024	December 31, 2023	September 30, 2023
Accounts receivable, net	$32,348	$31,682	$35,267	$32,132
Contract assets, current	15,588	15,818	17,305	18,355
Contract assets, non-current	3,897	3,620	7,216	5,579
Contract liabilities (deferred revenue), current	21,694	21,231	18,330	17,360
Contract liabilities (deferred revenue), non-current	692	753	1,051	957
Contract assets primarily result from when the right to consideration is conditional upon factors other than the passage of time. Contract liabilities primarily relate to advance consideration received from customers (deferred revenue), for which transfer of control occurs, and therefore revenue is recognized, as services are provided. Contract balances are reported in a net contract asset or liability position on a contract-by-contract basis at the end of each reporting period. The Company recognized $10.6 million and $9.1 million of revenue during the three months ended December 31, 2024, and 2023, respectively, which was included in the contract liability balance at the beginning of each such period. Unbilled receivables are included within accounts receivable, net on the condensed consolidated balance sheets and were $3.1 million and $0.4 million as of December 31, 2024 and September 30, 2024, respectively. The Company maintained an allowance for credit losses of $2.6 million and $2.1 million as of December 31, 2024 and September 30, 2024, respectively.
Transaction Price Allocated to the Remaining Performance Obligation
Remaining performance obligation represents contracted revenue that has not yet been recognized and includes unearned revenue and unbilled amounts that will be recognized as revenue in future periods. Transaction price allocated to the remaining performance obligation is based on stand-alone selling price. Remaining performance obligation is influenced by several factors, including seasonality, the timing of renewals, the timing of software license deliveries, average contract terms and foreign currency exchange rates. Remaining performance obligation is also impacted by acquisitions. Unbilled portions of the remaining performance obligation denominated in foreign currencies are revalued each period based on the period end exchange rates. Remaining performance obligation is subject to future economic risks, including bankruptcies, regulatory changes and other market factors. The majority of the non-current remaining performance obligation is expected to be recognized in the next 13-36 months.
Remaining performance obligation consisted of the following as of December 31, 2024 (amounts in thousands):

December 31, 2024
Current	$70,570
Non-current	24,946
Total	$95,516
Contract Costs
Contract costs included in other current and non-current assets on the condensed consolidated balance sheets totaled $2.9 million and $2.7 million as of December 31, 2024 and September 30, 2024, respectively. Contract origination costs consist primarily of: (1) sales commissions and incentive payments made to the Company’s direct and indirect sales personnel, and (2) the associated payroll taxes and fringe benefit costs associated with the payments to the Company’s employees. Contract origination costs are amortized based on the transfer of goods or services to which the asset relates, including consideration of the expected customer benefit period. Contract fulfillment costs related to goods or services transferred under a specific anticipated contract have historically been immaterial. These costs are included in selling and marketing expenses in the condensed consolidated statement of operations and comprehensive income (loss) and totaled $0.4 million during each of the three months ended December 31, 2024 and 2023. There were no impairment losses recognized during both the three months ended December 31, 2024 and 2023 related to capitalized contract costs.

3. INVESTMENTS
The following tables summarize investments by type of security as of December 31, 2024 and September 30, 2024 (amounts in thousands):

December 31, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Government and agency securities, short-term	$969	$1	$—	$970
Commercial paper, short-term	9,304	7	(2)	9,309
Corporate debt securities, short-term	20,290	28	(6)	20,312
U.S. Government and agency securities, long-term	1,500	—	(2)	1,498
Corporate debt securities, long-term	15,188	20	(39)	15,169
Total	$47,251	$56	$(49)	$47,258

September 30, 2024:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Available-for-sale securities:
U.S. Treasury, short-term	$3,841	$1	$(6)	$3,836
Commercial paper, short-term	15,964	20	—	15,984
Corporate debt securities, short-term	17,008	56	—	17,064
Corporate debt securities, long-term	11,328	84	(2)	11,410
Total	$48,141	$161	$(8)	$48,294
All of the Company’s investments are designated as available-for-sale debt securities. As of December 31, 2024 and September 30, 2024, the Company’s short-term investments have maturity dates of less than one year from the balance sheet date and the Company’s long-term investments have maturity dates of greater than one year from the balance sheet date. The contractual maturities of the available-for-sale securities held at December 31, 2024 are as follows: $30.6 million within one year and $16.7 million beyond one year to five years. As of September 30, 2024, the contractual maturities of the available-for-sale securities were $36.9 million within one year and $11.4 million beyond one year to five years.

4. FAIR VALUE MEASUREMENT

The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:
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
•Level 3: Valuation is based on significant unobservable inputs which are supported by little or no market activity.

The following tables represent the fair value hierarchy of the Company’s investments as of December 31, 2024 and September 30, 2024, respectively (amounts in thousands):

December 31, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
Commercial paper	$9,309	$—	$9,309	$—
U.S. Government and agency securities, short-term	970	—	970	—
Corporate debt securities	20,312	—	20,312	—
Total short-term investments at fair value	30,591	—	30,591	—
Long-term investments:
U.S. Government and agency securities	1,498	—	1,498	—
Corporate debt securities	15,169	—	15,169	—
Total long-term investments at fair value	16,667	—	16,667	—

Total assets at fair value	$47,258	$—	$47,258	$—

September 30, 2024:	Balance	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Short-term investments:
U.S. Treasury	$3,836	$—	$3,836	$—
Commercial paper	15,984	—	15,984	—
Corporate debt securities	17,064	—	17,064	—
Total short-term investments at fair value	36,884	—	36,884	—
Long-term investments:
Corporate debt securities	11,410	—	11,410	—
Total long-term investments at fair value	11,410	—	11,410	—

Total assets at fair value	$48,294	$—	$48,294	$—

5. GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company had a goodwill balance of $124.9 million at December 31, 2024, representing the excess of costs over fair value of assets of businesses acquired. The following table summarizes changes in the balance of goodwill during the three months ended December 31, 2024 (amounts shown in thousands):

Balance at September 30, 2024	$131,574
Foreign currency effect on goodwill	(6,666)
Balance at December 31, 2024	$124,908
There was no impairment loss recognized related to goodwill in the three months ended December 31, 2024 or 2023.
Intangible Assets

Intangible assets include the value assigned to purchased completed technology, customer relationships, trade names and covenants not to compete. The estimated useful lives for all of these intangible assets range from three to seven years and they are amortized on a straight-line basis. Intangible assets as of December 31, 2024 and September 30, 2024, respectively, are summarized as follows (amounts in thousands, except for years):

December 31, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$83,929	$41,184	$42,745
Customer relationships	5.0	4,752	2,632	2,120
Trade names	5.0	6,167	3,476	2,691
Covenants not to compete	3.0	570	526	44
Total intangible assets		$95,418	$47,818	$47,600

September 30, 2024:	Weighted Average Amortization Period (in years)	Cost	Accumulated Amortization	Net
Completed technologies	7.0	$88,435	$40,104	$48,331
Customer relationships	5.0	5,000	2,483	2,517
Trade names	5.0	6,470	3,278	3,192
Covenants not to compete	3.0	600	503	97
Total intangible assets		$100,505	$46,368	$54,137
Amortization expense related to acquired intangible assets was $3.7 million and $3.8 million during the three months ended December 31, 2024 and 2023, respectively, and is recorded within amortization and acquisition-related costs on the condensed consolidated statements of operations and comprehensive income (loss). There were no impairment losses recognized related to intangible assets in the three months ended December 31, 2024 or 2023.
The estimated future amortization expense related to intangible assets is expected to be as follows (amounts in thousands):

Fiscal Period:	Estimated Future Amortization Expense
Remainder of 2025	$10,089
2026	12,497
2027	11,354
2028	9,649
2029	4,011
Thereafter	—
Total	$47,600

6. STOCKHOLDERS’ EQUITY
Stock-Based Compensation Expense
The following table summarizes stock-based compensation expense related to restricted stock units (“RSUs”), stock options, and Employee Stock Purchase Plan (“ESPP”) shares, which was allocated as follows (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
Cost of revenue	$161	$129
Selling and marketing	974	820
Research and development	1,124	1,041
General and administrative	2,206	1,440
Stock-based compensation expense	$4,465	$3,430

As of December 31, 2024, the Company had $38.0 million of unrecognized compensation expense expected to be recognized over a weighted-average period of approximately 2.7 years.
2020 Incentive Plan
In January 2020, the Company’s Board of Directors (the “Board”) adopted the Mitek Systems, Inc. 2020 Incentive Plan (the “2020 Plan”) upon the recommendation of the Compensation Committee of the Board. On March 4, 2020, the Company’s stockholders approved the 2020 Plan. The total number of shares of Common Stock reserved for issuance under the 2020 Plan is 9,608,000 shares plus such number of shares, not to exceed 107,903, as remained available for issuance under the 2002 Stock Option Plan, 2006 Stock Option Plan, 2010 Stock Option Plan, and 2012 Incentive Plan (collectively, the “Prior Plans”) as of January 17, 2020, plus any shares underlying awards under the Prior Plans that are terminated, forfeited, cancelled, expire unexercised or are settled in cash after January 17, 2020. As of December 31, 2024, (i) 2,694,995 RSUs and 970,544 performance-based restricted stock unit awards (“Performance RSUs”) were outstanding under the 2020 Plan, (ii) 3,658,874 shares of Common Stock were reserved for future grants under the 2020 Plan, and (iii) stock options to purchase an aggregate of 178,331 shares of Common Stock and no RSUs were outstanding under the Prior Plans.
On October 2, 2023, the Company held an annual meeting of its stockholders (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved an amendment and restatement of the 2020 Plan to increase the number of shares authorized for issuance thereunder by 5,108,000 shares (the 2020 Plan as so amended and restated, the “A&R 2020 Plan”).
The A&R 2020 Plan had been previously approved, subject to stockholder approval, by the Company’s Board of Directors (the “Board”), upon recommendation of the Compensation Committee of the Board, on August 9, 2023. A summary of the A&R 2020 Plan was included in the Company’s definitive proxy statement for the Annual Meeting filed with the U.S. Securities and Exchange Commission on August 22, 2023, as supplemented and amended on September 19, 2023.
Employee Stock Purchase Plan
In January 2018, the Board adopted the ESPP. On March 7, 2018, the Company’s stockholders approved the ESPP. The total number of shares of Common Stock reserved for issuance thereunder is 1,000,000 shares. As of December 31, 2024, (i) 817,869 shares have been issued to participants pursuant to the ESPP and (ii) 182,131 shares of Common Stock were reserved for future purchases under the ESPP. The Company commenced the initial offering period on April 2, 2018.
The ESPP enables eligible employees to purchase shares of Common Stock at a discount from the market price through payroll deductions, subject to certain limitations. Eligible employees may elect to participate in the ESPP only during an open enrollment period. The offering period immediately follows the open enrollment window, at which time ESPP contributions are withheld from the participant's regular paycheck. The ESPP provides for a 15% discount on the market value of the stock at the lower of the grant date price (first day of the offering period) and the purchase date price (last day of the offering period). The Company recognized $0.1 million in stock-based compensation expense related to the ESPP in each of the three months ended December 31, 2024 and 2023.
Director Restricted Stock Unit Plan
In January 2011, the Board adopted the Mitek Systems, Inc. Director Restricted Stock Unit Plan, as amended and restated (the “Director Plan”). On March 10, 2017, the Company’s stockholders approved an amendment to the Director Plan to increase the number of shares of Common Stock available for future grants. The total number of shares of Common Stock reserved for issuance thereunder is 1,500,000 shares. The Director Plan expired on December 31, 2022. As of December 31, 2024, (i) 166,986 RSUs were outstanding under the Director Plan and (ii) no shares of Common Stock were reserved for future grants under the Director Plan.
Inducement Grants
As of December 31, 2024, (i) 202,165 RSUs, (ii) 825,508 Performance RSUs, and (iii) stock options to purchase an aggregate of 217,179 shares of Common Stock were outstanding related to equity granted pursuant to inducement grants.

Stock Options
The following table summarizes stock option activity under the Company’s equity plans during the three months ended December 31, 2024:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2024	461,710	$8.00	2.7	$1,183
Granted	—	—
Exercised	(66,200)	2.68		410
Canceled	—	—
Outstanding at December 31, 2024	395,510	8.89	2.9	886
Vested and Expected to Vest at December 31, 2024	395,510	8.89	2.9	886
Exercisable at December 31, 2024	395,510	8.89	2.9	886
Stock-based compensation expense related to outstanding stock options was immaterial during each of the three months ended December 31, 2024 and 2023. As of December 31, 2024, the Company had no unrecognized compensation expense related to outstanding stock options.
Aggregate intrinsic value represents the value of the Company’s closing stock price on the last trading day of the fiscal period in excess of the weighted-average exercise price, multiplied by the number of options outstanding and exercisable. There were no options granted during either of the three months ended December 31, 2024 or 2023.
Restricted Stock Units
The following table summarizes RSU activity under the Company’s equity plans during the three months ended December 31, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	2,453,630	$11.25
Granted	1,207,580	8.99
Settled	(529,048)	11.84
Canceled	(79,420)	11.72
Outstanding at December 31, 2024	3,052,742	10.24
The cost of RSUs is determined using the fair value of Common Stock on the award date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $2.9 million and $2.3 million in stock-based compensation expense related to outstanding RSUs during the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $24.8 million of unrecognized compensation expense related to outstanding RSUs expected to be recognized over a weighted-average period of approximately 2.9 years.

Performance Restricted Stock Units
The following table summarizes Performance RSU activity under the Company’s equity plans during the three months ended December 31, 2024:

	Number of Shares	Weighted-Average Fair Market Value Per Share
Outstanding at September 30, 2024	699,458	$12.82
Granted	1,175,404	8.70
Settled	—	—
Canceled	(78,810)	16.95
Outstanding at December 31, 2024	1,796,052	9.88
The cost of Performance RSUs is determined using a Monte Carlo simulation to estimate the fair value on the grant date, and the compensation expense is recognized ratably over the vesting period. The Company recognized $1.4 million and $1.0 million in stock-based compensation expense related to outstanding Performance RSUs during the three months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, the Company had $13.1 million of unrecognized compensation expense related to outstanding Performance RSUs expected to be recognized over a weighted-average period of approximately 2.4 years.
On October 1, 2024, the Company announced that Edward H. West was appointed as the Company’s Chief Executive Officer. As a material inducement to Mr. West’s employment, he was granted inducement awards consisting of $6.4 million of performance-vesting restricted stock units (“Performance-Based RSUs”) and $1.6 million in RSUs. The awards consist of (i) 562,283 Performance-Based RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company compared to the Russell 2000 (with an additional 185,553 Performance-Based RSUs eligible to vest upon the achievement of above-target level performance), (ii) 173,010 Performance-Based RSUs that vest, if at all, upon the achievement of target-level stock price performance goals of the Company as set forth in the grant agreement (with an additional 57,093 Performance-Based RSUs eligible to vest upon the achievement of above-target level performance) and (iii) 187,427 RSUs that vest in four equal annual installments from the start date.
Performance Options
On November 6, 2018, as an inducement grant pursuant to Nasdaq Listing Rule 5635(c)(4), the Company’s then-current Chief Executive Officer was granted performance options (the “Performance Options”) to purchase up to 800,000 shares of Common Stock at an exercise price of $9.50 per share, the closing market price for a share of Common Stock on the date of the grant. In November 2021, the time vesting condition was met and during the fiscal year ended September 30, 2023, the performance conditions were achieved and the performance options vested in full. The Company did not recognize any stock-based compensation expense related to outstanding Performance Options during each of the three months ended December 31, 2024 as the Performance Options are vested in full. As of December 31, 2024, there were 717,363 Performance Options outstanding.
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
The Company made purchases of $3.3 million, or 363,378 shares, during the three months ended December 31, 2024 at an average price of $8.99 per share and subsequently retired the shares.

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

For the three months ended December 31, 2024, the Company recorded an income tax benefit of $0.3 million which yielded an effective tax rate of 6%. For the three months ended December 31, 2023, the Company recorded an income tax benefit of $1.7 million which yielded an effective tax rate of 23%. The difference between the U.S. federal statutory tax rate and the Company’s effective tax rate for the three months ended December 31, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of share-based compensation, and federal, state and foreign research and development credits on the tax provision.

8. DEBT
Convertible Senior Notes
The carrying values of the 0.75% convertible notes due 2026 issued by the Company in an initial aggregate principal amount of $155.3 million (the “2026 Notes”) are as follows (amounts in thousands):

2026 Notes:	December 31, 2024	September 30, 2024
Principal amount	$155,250	$155,250
Less: unamortized discount and issuance costs, net of amortization	(9,544)	(11,649)
Carrying amount	$145,706	$143,601

In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.3 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of December 31, 2024, the Company was in compliance with the covenants in the Indenture.
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
As of December 31, 2024, the number of authorized and unissued shares of Common Stock that are not reserved for other purposes is sufficient to settle the 2026 Notes into equity. Accordingly, the Company has the option to settle conversions of notes through payment or delivery, as the case may be, of cash, shares of Common Stock or a combination of cash and shares of Common Stock, at the Company’s election.
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
As of December 31, 2024, the embedded conversion derivative is included in additional paid-in capital in the condensed consolidated balance sheets and will not be remeasured provided the requirements to qualify for the scope exception in Accounting Standards Codification (“ASC”) 815-10-15-74(a) continue to be met.
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

The following table presents the total amount of interest cost recognized relating to the 2026 Notes (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
Contractual interest expense	$293	$293
Amortization of debt discount and issuance costs	2,105	1,970
Total interest expense recognized	$2,398	$2,263

The derived effective interest rate on the 2026 Notes host contract was determined to be 6.71%, which remains unchanged from the date of issuance. The remaining unamortized debt discount was $9.5 million as of December 31, 2024, and will be amortized over approximately 1.1 years. The fair value, based on a quoted market price (Level 2), of the 2026 Notes at December 31, 2024 was approximately $149.5 million.

Convertible Senior Notes Hedge and Warrants
In connection with the pricing of the 2026 Notes, the Company entered into transactions for convertible notes hedge (the “Notes Hedge” with Bank of America, N.A., Jefferies International Limited and Goldman Sachs & Co. LLC (the “Option Counterparties”). The Notes Hedge provided the Company with the option to acquire, on a net settlement basis, approximately 7.4 million shares of Common Stock at a strike price of $20.85, which is equal to the number of shares of Common Stock that notionally underlie and correspond to the conversion price of the 2026 Notes. The Company also entered into Warrant Transactions with the Option Counterparties relating to the same number of shares of the Common Stock, subject to customary anti-dilution adjustments. The strike price of the Warrant Transactions is $26.53 per share, which represents a 75.0% premium to the last reported sale price of the Common Stock on the Nasdaq Capital Market on February 2, 2021, and is subject to certain adjustments under the terms of the Warrant Transactions.
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
As of December 31, 2024, the Notes Hedge is included in additional paid-in capital in the condensed consolidated balance sheet and will not be remeasured provided the requirements to qualify for the scope exception in ASC 815-10-15-74(a) continue to be met and the Company had not purchased any shares under the Notes Hedge.
As a result of the Warrant Transactions, the Company is required to recognize incremental dilution of earnings per share to the extent the average share price is over $26.53 for any fiscal quarter. During the three months ended December 31, 2024, there was no dilution of earnings per share. The Warrant Transactions expire over a period of 80 trading days commencing on May 1, 2026 and may be settled in net shares of Common Stock or net cash at the Company’s election. Upon initial sale, the Warrant Transactions were recorded as an increase in additional paid-in capital within stockholders’ equity of $23.9 million. As of December 31, 2024, the Warrant Transactions had not been exercised and remained outstanding.

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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of December 31, 2024, the Company’s net leverage ratio was 1.79 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Credit Agreement. There are no outstanding borrowings under the Credit Agreement as of December 31, 2024.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2024, $2.5 million was outstanding under these agreements and $0.3 million and $2.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

9. COMMITMENTS AND CONTINGENCIES
Legal Proceedings
Claim Against ICAR
On June 11, 2018, a claim was filed before Court of First Instance 5 (Juzgado de Primera Instancia) of Barcelona, Spain, the first instance court in the Spanish civil procedure system, against ICAR Vision Systems, S.L., (“ICAR”). The claim, also directed towards Mr. Xavier Codó Grasa, the former controlling shareholder of ICAR and its current General Manager at the time the claim was filed, was brought by the Spanish company Global Equity & Corporate Consulting, S.L. for an alleged breach by ICAR of a services agreement entered into in the context of the sale of all of the shares in ICAR to Mitek Holding B.V., a wholly owned subsidiary of the Company. ICAR responded to the claim on September 7, 2018. After several postponements as a consequence of the COVID-19 pandemic, on March 3, 2022 the trial was held. On June 7, 2022, the Court of First Instance 5 of Barcelona issued a judgment which fully upheld the claim and declared that Mr. Xavier Codó Grasa and ICAR had to pay the amount and damages claimed by Global Equity & Corporate Consulting, S.L. equal to €0.8 million (or $0.8 million as of December 31, 2024), plus the interest accrued and the legal fees.
ICAR and Mr Xavier Codó Grasa submitted an appeal against this judgment on July 13, 2022. Global Equity & Corporate Consulting, S.L. filed an opposition to that appeal on September 2, 2022. A judgment on the appeal was delivered on December 12, 2024 confirming the judgment of the Court of First Instance 5 of Barcelona, and ordering ICAR and Mr. Xavier Codó Grasa to bear the costs of the appeal. This judgment is now final, as no appeal before the Supreme Court was lodged.
While the appeal was still pending, Global Equity & Corporate Consulting, S.L. requested the provisional enforcement of the judgment, asking ICAR and Mr. Xavier Codó Grasa to deposit the damages awarded plus 30% to cover the possible interests that may continue to accrue during the appeal (€1.1 million in total) with the Court.
According to the terms of the sale and purchase agreement concerning the acquisition of the shares in ICAR, Mitek Holding B.V. is to be indemnified in respect of any damages suffered by ICAR and/or Mitek Holding B.V. in respect of this claim. As a consequence, the escrow (€0.9 million) was released pursuant to the provisional enforcement of the judgment, and Mr. Xavier Codó Grasa deposited the remaining €0.2 million. Global Equity & Corporate Consulting, S.L. also requested that ICAR and Mr. Xavier Codó Grasa bear the costs of the provisional enforcement. This amounted to €16,475 for the accrued interests and €10,995 as legal costs. ICAR and Mr. Xavier Codó Grasa have complied with this request, having such amounts charged to the damages deposited with the Court. The next step will be for Global Equity & Corporate Consulting, S.L. to quantify the costs of the proceedings before the Court of First Instance 5 of Barcelona and before the Court of Appeal, and to request their payment.
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
Since 2018, United Services Automobile Association (“USAA”) has filed suit against various parties alleging patent infringement concerning USAA-owned patents related to mobile deposits, including Wells Fargo Bank, N.A. (“Wells Fargo”) and PNC Bank. While these lawsuits do not name the Company as a defendant, given (among other factors) the Company’s prior history of litigation with USAA and the continued use of the Company’s products by its customers, on November 1, 2019, the Company filed a complaint in the U.S. District Court for the Northern District of California seeking declaratory judgment that its products do not infringe certain patents held by USAA (collectively, the “Subject Patents”). On January 15, 2020, USAA filed motions requesting the dismissal of the declaratory judgement of the Subject Patents and transfer of the case to the Eastern District of Texas, both of which the Company opposed. On April 21, 2020, the Court in the Northern District of California transferred the Company’s declaratory judgement action to the Eastern District of Texas and did not rule on USAA’s motion to dismiss. On April 28, 2021, the Court in the Eastern District of Texas granted USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds. The Court’s ruling did not address the merits of the Company’s claim of non-infringement. The Company appealed the ruling on the motion to dismiss and the decision to transfer the declaratory judgment action from California to Texas to the U.S. Court of Appeals for the Federal Circuit. The Federal Circuit heard oral argument on the Company’s appeal on April 4, 2022 and on May 20 2022, issued an opinion vacating and remanding the district court’s order granting USAA’s motion to dismiss. On August 1, 2022, the parties submitted additional briefing to the district court in light of Federal Circuit’s opinion. The court held another hearing on

USAA’s motion to dismiss the Company’s declaratory judgment action on jurisdictional grounds, and once again granted USAA’s motion to dismiss on February 23, 2023. The Company timely filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. The appeal is fully briefed, and oral argument was held on February 3, 2025. The Company continues to believe that its products do not infringe the Subject Patents and will vigorously defend the right of its end-users to use its technology.
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
On January 28, 2025, USAA filed another patent infringement lawsuit against Regions Financial Corporation and Regions Bank (“Regions”) in the Eastern District of Texas. The lawsuit alleges infringement of U.S. Patent Nos. 11,023,719 (“the ‘719 Patent”), 11,682,222 (“the ‘222 Patent”), 12,159,310 (“the ’310 Patent”), and 12,211,095 (“the ’095 Patent”). The ’310 Patent and the ’095 Patent are related to two of the Subject Patents. The Company was not named as a defendant or mentioned in connection with any alleged infringement in the complaint.
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
On August 2, 2023, the Company filed a separate lawsuit against Richard Steggall, UFT (North America), LLC fka Urban FT LLC; Urban FT Group, Inc; Urban FT Client Solutions, LLC; UFT Professional Services, LLC; and X-35 Financial Technologies, in the San Diego Superior Court, (case No. 37-2023-00033005-CU-FR-CTL) (“Fraud Conveyance Action”). The Fraud Conveyance Action alleges that Mr. Steggall orchestrated a scheme to strip UFT (North America), LLC of any assets and effectively transfer the Urban FT business to other entities he owns and controls, all to avoid the Company’s collection efforts. The Fraud Conveyance Action also alleges that Mr. Steggall funnels Urban FT’s revenues through a web of other entities he owns and controls, all to ensure that creditors, including the Company, cannot collect their debts. The parties have started discovery.

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

10. LEASES
Leases
The Company leases office and research and development facility space under non-cancelable operating leases for various terms through 2030. Certain lease agreements include renewal options, rent abatement periods, and rental increases throughout the term. As of December 31, 2024, the weighted-average remaining lease term for the Company’s operating leases was 4.8 years and the weighted-average discount rate was 5.2%.
As of December 31, 2024, the Company had operating right-of-use (“ROU”) assets of $2.7 million. As of December 31, 2024, total operating lease liabilities of $3.0 million were comprised of current lease liabilities of $0.6 million and non-current lease liabilities of $2.3 million. As of September 30, 2024, the Company had operating ROU assets of $4.7 million. As of September 30, 2024, total operating lease liabilities of $5.0 million were comprised of current lease liabilities of $0.8 million and non-current lease liabilities of $4.2 million.
The Company recognized $0.2 million and $0.5 million of operating lease costs in the three months ended December 31, 2024 and 2023, respectively. Operating lease costs are included within cost of revenue, selling and marketing, research and development, and general and administrative expenses, dependent upon the nature and use of the ROU asset, in the Company’s condensed consolidated statement of operations and comprehensive income (loss).
The Company paid $0.2 million in operating cash flows for operating leases in the three months ended December 31, 2024.
Maturities of operating lease liabilities as of December 31, 2024 were as follows (amounts in thousands):

Operating leases
2025	$638
2026	800
2027	756
2028	470
2029	314
2030 and thereafter	611
Total lease payments	3,589
Less: amount representing interest	(633)
Present value of future lease payments	$2,956

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
Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target”, “will,” “would,” “could,” “can,” “may”, or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part II, Item 1A—“Risk Factors” in this Form 10-Q and in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, filed with the SEC on December 16, 2024 (“2024 Annual Report”). Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.
In this Form 10-Q, unless the context indicates otherwise, the terms “Mitek,” “the Company,” “we,” “us,” and “our” refer to Mitek Systems, Inc., a Delaware corporation and its subsidiaries.
Overview
Mitek Systems, Inc. (“Mitek,” the “Company,” “we,” “us,” and “our”) is a provider of mobile image capture and digital identity verification solutions. We are a software development company with expertise in artificial intelligence and machine learning. We currently serve more than 7,900 financial services organizations and leading marketplace and financial technology (“fintech”) brands around the globe. Mitek markets and sells its products and services worldwide through internal, direct sales teams located in the United States (“U.S.”), Europe, and Latin America as well as through channel partners. Our partner sales strategy includes channel partners who are financial services technology and identity verification providers. These partners integrate our products into their solutions to meet the needs of their customers, typically provisioning Mitek services through their respective platforms.
First Quarter Fiscal 2025 Highlights
•Revenue for the three months ended December 31, 2024 was $37.3 million, an increase of 1% compared to revenue of $36.9 million in the three months ended December 31, 2023.
•Net loss was $4.6 million, or negative $0.10 per diluted share, during the three months ended December 31, 2024, compared to net loss of $5.8 million, or negative $0.13 per diluted share, during the three months ended December 31, 2023.
•Cash provided by operating activities was $0.6 million for the three months ended December 31, 2024, compared to cash used in operating activities of $9.5 million for the three months ended December 31, 2023.
Market Opportunities, Challenges & Risks
We believe that financial institutions, fintech platforms, and other companies see our patented solutions as a way to provide a superior digital customer experience to meet growing consumer demands of trust and convenience online and, at the same time, assist them in meeting regulatory requirements. The value of digital transformation to our customers is a possible increase in top line revenue and a reduction in the cost of sales and service. As the use of new technology increases, so does associated fraud and cyber-attacks. The negative outcomes of fraud and cyber-attacks encompass financial losses, brand damage, and loss of loyal customers, which we predict will lead to growth in demand for identity verification and sophisticated fraud detection, prevention and management products.
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
During each of the last few years, sales of licenses to one or more channel partners have comprised a significant portion of our revenue each year. This is attributable to the timing of renewals or purchases of licenses and does not represent a dependence on any single channel partner. If we were to lose a channel partner relationship, we believe either we or another channel partner could sell our products to the end-users that had purchased products from the channel partner we lost. However, in that case, we or another channel partner must establish a relationship with the end-users, which could take time to develop.
We have a growing number of competitors in the mobile image capture and identity verification industry, many of which have greater financial, technical, marketing, and other resources. However, we believe our patented mobile image capture and identity verification technology, our growing portfolio of products and coverage for the financial services industry, and our market expertise gives us a distinct competitive advantage. To remain competitive, we will continue to offer products that are attractive to the consumer as well as being compliant, accurate, and convenient. To help us remain competitive, we intend to further our investment in research and development as well as partnering with other technology providers.
Results of Operations
Comparison of the Three Months Ended December 31, 2024 and 2023
The following table summarizes certain aspects of our results of operations for the three months ended December 31, 2024 and 2023 (amounts in thousands, except percentages):

	Three Months Ended December 31,
			Percentage of Total Revenue		Increase (Decrease)
	2024	2023	2024	2023	$	%
Revenue
Software and hardware	$11,985	$15,980	32%	43%	$(3,995)	(25)%
Services and other	25,269	20,937	68%	57%	4,332	21%
Total revenue	$37,254	$36,917	100%	100%	$337	1%
Cost of revenue	5,944	5,534	16%	15%	410	7%
Selling and marketing	9,695	9,856	26%	27%	(161)	(2)%
Research and development	8,323	8,874	22%	24%	(551)	(6)%
General and administrative	11,901	15,538	32%	42%	(3,637)	(23)%
Amortization and acquisition-related costs	3,657	3,983	10%	11%	(326)	(8)%
Restructuring costs	808	48	2%	—%	760	1583%
Interest expense	2,398	2,263	6%	6%	135	6%
Other income, net	563	1,642	2%	4%	(1,079)	(66)%
Income tax benefit	297	1,744	1%	5%	(1,447)	(83)%
Net loss	$(4,612)	$(5,793)	12%	16%	$1,181	20%
Revenue
Total revenue increased by an immaterial amount to $37.3 million in the three months ended December 31, 2024 compared to $36.9 million in the three months ended December 31, 2023. Software and hardware revenue decreased $4.0 million, or 25%, to $12.0 million in the three months ended December 31, 2024 compared to $16.0 million in the three months ended December 31, 2023. This decrease is primarily due to a decrease in sales of our Mobile Deposit® software products in the three months ended December 31, 2024 compared to the same period in 2023. Services and other revenue increased $4.3 million, or 21%, to $25.3 million in the three months ended December 31, 2024 compared to $20.9 million in the three months ended December 31, 2023. This increase is primarily due to higher transactional SaaS revenue from our identity verification products and higher revenue from our Check Fraud Defender software product in the three months ended December 31, 2024 compared to the same period in 2023.
Cost of Revenue
Cost of revenue includes personnel costs related to billable services and software support, direct costs associated with our hardware products, hosting costs, and the costs of royalties for third party products embedded in our products. Cost of revenue increased $0.4 million, or 7%, to $5.9 million in the three months ended December 31, 2024 compared to $5.5 million in the three months ended December 31, 2023. The increase in cost of revenue is primarily due to an increase in transactional SaaS revenue, partially offset by a decrease in revenue associated with our legacy identify verification software and hardware products during the three months ended December 31, 2024 compared to the same period in 2023.
Selling and Marketing Expenses
Selling and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel. Selling and marketing expenses also include non-billable costs of professional services personnel, advertising expenses, product promotion costs, trade shows, and other brand awareness programs. Selling and marketing expenses decreased $0.2 million, or 2%, to $9.7 million in the three months ended December 31, 2024 compared to $9.9 million in the three months ended December 31, 2023. The decrease in selling and marketing expense is primarily due to lower personnel-related and other costs, partially offset by higher product promotion costs in the three months ended December 31, 2024 compared to the same period in 2023.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, stock-based compensation, third party contractor expenses, and other headcount-related costs associated with software engineering and mobile capture science. Research and development expenses decreased $0.6 million, or 6%, to $8.3 million in the three months ended December 31, 2024 compared to $8.9 million in the three months ended December 31, 2023. The decrease in research and development expenses is primarily due to lower personnel-related costs, partially offset by higher third-party contractor expenses, in the three months ended December 31, 2024 compared to the same period in 2023.
General and Administrative Expenses
General and administrative expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, administration, and information technology functions, as well as third party legal, accounting, and other administrative costs. General and administrative expenses decreased $3.6 million, or 23%, to $11.9 million in the three months ended December 31, 2024 compared to $15.5 million in the three months ended December 31, 2023. The decrease in general and administrative expenses is primarily due to lower legal fees, audit, accounting and tax fees and lower third-party and professional fees, partially offset by higher personnel-related costs, during the three months ended December 31, 2024 compared to the same period in 2023.
Amortization and acquisition-related costs
Amortization and acquisition-related costs include amortization of intangible assets, adjustments recorded due to changes in the fair value of contingent consideration, and other costs associated with acquisitions. Amortization and acquisition-related costs decreased $0.3 million, or 8%, to $3.7 million in the three months ended December 31, 2024 compared to $4.0 million in the three months ended December 31, 2023. The decrease in amortization and acquisition-related costs is primarily due to a decrease in amortization expense of intangible assets from previous acquisitions that had been fully amortized during the three months ended December 31, 2024 compared to the same period in 2023.
Restructuring Costs
Restructuring costs consist of employee severance obligations and other related costs. Restructuring costs were $0.8 million in the three months ended December 31, 2024 related to a restructuring that occurred in the first quarter of fiscal 2025. Restructuring costs were $48,000 in the three months ended December 31, 2023.

Interest Expense
Interest expense includes the amortization of debt discount and issuance costs and coupon interest accrued on our 0.75% convertible senior notes due 2026 (the “2026 Notes”). Interest expense was $2.4 million for the three months ended December 31, 2024 and consisted of $2.1 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred. Interest expense was $2.3 million for the three months ended December 31, 2023 and consisted of $2.0 million of amortization of debt discount and issuance costs and $0.3 million of interest incurred.
Other Income (Expense), Net
Other income (expense), net includes interest income net of amortization and net realized gains or losses on our marketable securities portfolio, and foreign currency transactional gains or losses. Other income (expense), net decreased $1.1 million, or 66%, to $0.6 million net income in the three months ended December 31, 2024 compared to $1.6 million net income in the three months ended December 31, 2023. The decrease was primarily due to higher foreign currency exchange transactional losses, partially offset by higher interest income net of amortization in the three months ended December 31, 2024 as compared to the same period in 2023.
Income Tax Benefit (Provision)
For the three months ended December 31, 2024, we recorded an income tax benefit of $0.3 million which yielded an effective tax rate of 6%. For the three months ended December 31, 2023, we recorded an income tax benefit of $1.7 million, or an effective tax rate of 23%. The difference between the U.S. federal statutory tax rate and our effective tax rate for each of the three months ended December 31, 2024 and 2023 was primarily due to a mix of worldwide income, the impact of non-deductible executive compensation as well as the impact of share-based compensation, and federal, state and foreign research and development credits on its tax provision.
Liquidity and Capital Resources
Cash generated from operations has historically been our primary source of liquidity to fund operations and investments to grow our business. Our additional sources of liquidity include available cash balances and proceeds from the issuance of the 2026 Notes (as defined below). On December 31, 2024, we had $137.9 million in cash and cash equivalents and investments compared to $141.8 million on September 30, 2024, a decrease of $3.9 million, or 3%. In summary, our cash flows from continuing operations were as follows (amounts in thousands):

	Three Months Ended December 31,
	2024	2023
Cash provided by (used in) operating activities	$565	$(9,463)
Cash provided by investing activities	840	17,889
Cash used in financing activities	(3,129)	(3,114)
Cash Flows from Operating Activities
Cash flows related to operating activities are dependent on net income, adjustments to net income and changes in working capital. Net cash provided by operating activities during the three months ended December 31, 2024 was $0.6 million and resulted primarily from net non-cash charges of $10.5 million, partially offset by net loss of $4.6 million and unfavorable changes in operating assets and liabilities of $5.4 million. Net cash used in operating activities during the three months ended December 31, 2023 was $9.5 million and resulted primarily from a net loss of $5.8 million and by unfavorable changes in operating assets and liabilities of $11.2 million, partially offset by non-cash charges of $7.6 million. The increase in cash provided by operating activities of $10.0 million during the three months ended December 31, 2024 compared to three months ended December 31, 2023 was primarily due to the increase in non-cash charges and a decrease in income taxes paid of $7.1 million.
Cash Flows from Investing Activities
Net cash provided by investing activities was $0.8 million during the three months ended December 31, 2024, which consisted primarily of net sales and maturities of investments of $1.2 million, partially offset by capital expenditures of $0.3 million. Net cash provided by investing activities was $17.9 million during the three months ended December 31, 2023, which consisted primarily of net sales and maturities of investments of $18.1 million partially offset by capital expenditures of $0.2 million. The decrease in cash provided by investing activities of $17.0 million during the three months ended December 31, 2024 compared to three months ended December 31, 2023 was primarily due to a decrease in net sales and maturities of investments.

Cash Flows from Financing Activities
Net cash used in financing activities was $3.1 million during the three months ended December 31, 2024, primarily due to repurchases and retirements of Common Stock of $3.3 million, partially offset by $0.2 million of net proceeds from the issuance of Common Stock under our equity plans. Net cash used in financing activities was $3.1 million during the three months ended December 31, 2023, primarily due to the payment of $4.6 million of acquisition-related contingent consideration, partially offset by $0.9 million of net proceeds from the issuance of equity plan Common Stock and $0.7 million of proceeds from other borrowings. The decrease in cash used in financing activities was immaterial during the three months ended December 31, 2024 compared to the three months ended December 31, 2023.
0.75% Convertible Senior Notes due 2026
In February 2021, the Company issued $155.3 million aggregate principal amount of the 2026 Notes (including the Additional Notes, as defined below). The 2026 Notes are senior unsecured obligations of the Company. The 2026 Notes were issued pursuant to an Indenture, dated February 5, 2021 (the “Indenture”), between the Company and UMB Bank, National Association, as trustee. The Indenture includes customary covenants and sets forth certain events of default after which the 2026 Notes may be declared immediately due and payable and sets forth certain types of bankruptcy or insolvency events of default involving the Company after which the 2026 Notes become automatically due and payable. The Company granted the initial purchasers of the 2026 Notes (collectively, the “Initial Purchasers”) a 13-day option to purchase up to an additional $20.25 million aggregate principal amount of the 2026 Notes (the “Additional Notes”), which was exercised in full. The 2026 Notes were purchased in a transaction that was completed on February 5, 2021. As of January 13, 2024 (“Date of Noncompliance”), the Company was not in compliance with certain of the covenants in the Indenture as a result of the Company not timely filing its Form 10-K for the fiscal year ended September 30, 2023 (“Form 10-K”) with the SEC. As a result of not being in compliance, the 2026 Notes began to accrue additional special interest of 0.25% of the outstanding principal of the 2026 Notes for the 90 days after the Date of Noncompliance and 0.50% of the outstanding principal of the 2026 Notes for the 91st through 180th day after the Date of Noncompliance. The Company subsequently did not timely file its Form 10-Q for the quarter ended December 31, 2023 (the “Q1 Form 10-Q”) with the SEC. The Company filed its Form 10-K with the SEC on March 19, 2024 and its Q1 Form 10-Q with the SEC on April 15, 2024. As of December 31, 2024, the Company was in compliance with the covenants in the Indenture.
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
As of February 10, 2025, the 2026 Notes were not convertible, therefore, we had not purchased any shares under the Notes Hedge and the Warrant Transactions had not been exercised and remain outstanding. See Note 8. “Debt” of the notes to condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q for more information relating to the Notes Hedge and Warrant Transactions.
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
The Credit Agreement requires the Company to maintain a net leverage ratio of no more than 2.25 to 1.00 and if the Company engages in a share repurchase program, the net leverage ratio may not exceed 2.00 to 1.00. As disclosed in Note 6, on May 13, 2024, the Board authorized and approved a share repurchase program for up to $50.0 million of the currently outstanding shares of Common Stock. As of December 31, 2024 the Company’s net leverage ratio was 1.79 to 1.00 and as such the Company was in compliance with the net leverage ratio covenant of the Credit Agreement. There are no outstanding borrowings under the Credit Agreement as of December 31, 2024.
Other Borrowings
The Company has certain loan agreements with Spanish government agencies. These agreements have repayment periods of five to twelve years and bear no interest. As of December 31, 2024, $2.5 million was outstanding under these agreements and $0.3 million and $2.2 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets. As of September 30, 2024, $2.7 million was outstanding under these agreements and approximately $0.3 million and $2.4 million is recorded in other current liabilities and other non-current liabilities, respectively, in the condensed consolidated balance sheets.

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
The Company made purchases of $3.3 million, or 363,378 shares, during the three months ended December 31, 2024 at an average price of $8.99 per share and subsequently retired the shares.
Other Liquidity Matters
At December 31, 2024, we had investments of $47.3 million, designated as available-for-sale debt securities, which consisted of commercial paper, corporate issuances, and asset-backed securities, carried at fair value as determined by quoted market prices for identical or similar assets, with unrealized gains and losses, net of tax, and reported as a separate component of stockholders’ equity. All securities for which maturity or sale is expected within one year are classified as “current” on the condensed consolidated balance sheets. All other securities are classified as “long-term” on the condensed consolidated balance sheets. At December 31, 2024, we had $30.6 million of our available-for-sale securities classified as current and $16.7 million of our available-for-sale securities classified as long-term. At September 30, 2024, we had $36.9 million of our available-for-sale securities classified as current and $11.4 million of our available-for-sale securities classified as long-term.
We had working capital of $138.3 million at December 31, 2024 compared to $142.9 million at September 30, 2024. We do not have any other material cash requirements other than those related to leases as described in Note 10. “Leases” of the notes to the condensed consolidated financial statements included in Part I, Item 1 of this Form 10-Q. Based on our current operating plan, we believe the current cash and cash equivalents and cash expected to be generated from operations will be adequate to satisfy our working capital needs for at least the next twelve months from the date the financial statements are filed for the foreseeable future.
Changes in Critical Accounting Estimates
Our discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements and accompanying notes, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. We review our estimates on an on-going basis, including those related to revenue recognition, stock-based compensation, income taxes and the valuation of goodwill, intangibles and other long-lived assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. The critical accounting policies and estimates used in the preparation of our condensed consolidated financial statements are described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our 2024 Annual Report.
There have been no material changes to our critical accounting estimates from those disclosed in our 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

For a complete discussion of the Company’s quantitative and qualitative disclosures about market risks, see the section titled Quantitative and Qualitative Disclosures About Market Risks in our 2024 Annual Report. Except as described below, there has been no material change in this information as of December 31, 2024.
Interest Rates
The primary objective of our investment activities is to preserve principal while at the same time maximizing after-tax yields without significantly increasing risk. To achieve this objective, we maintain our investment portfolio of cash equivalents and marketable securities in a variety of securities, including corporate debt securities, commercial paper, certificates of deposit, and asset-backed securities. We have not used derivative financial instruments in our investment portfolio, and none of our investments are held for trading or speculative purposes. Short-term and long-term debt securities are generally classified as available-for-sale and consequently are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income, net of estimated tax. As of December 31, 2024, our marketable securities had remaining maturities between approximately one and 23 months and a fair market value of $47.3 million, representing 12% of our total assets.
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
Inflation
We do not believe that inflation had a material effect on our business, financial condition or results of operations during either of the three months ended December 31, 2024 or 2023. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures as of the end of the period covered by this Form 10-Q pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as December 31, 2024 due to the previously reported material weaknesses at September 30, 2024, that continued to exist.
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
Remediation of Previously Reported Material Weaknesses in Internal Control Over Financial Reporting
As previously reported in our 2024 Annual Report, the Company identified material weaknesses which continued to exist related to the following:
•Management did not maintain effective controls related to the financial statement close process to ensure the completeness and accuracy of certain amounts and disclosures, specifically related to balance sheet account reconciliations and the Company’s review and preparation of the consolidation and financial statements.
•Management did not design and maintain effective controls to ensure proper revenue recognition, including the accounting review of customer contracts.

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
Remediation Plan, and ongoing Remediation Efforts for Existing Material Weaknesses in Internal Control over Financial Reporting
With respect to the material weaknesses mentioned above, we continue to implement a plan to address these material weaknesses in internal control over financial reporting. We have devoted and intend to continue to devote significant time and resources to enhance the design and implementation of our existing controls and procedures and to create new complementary and compensating controls as needed.
The material weaknesses remediated as of September 30, 2024 are, in some respects, prerequisites to the steps required to fully remediate the remaining material weaknesses. Ensuring we have a robust and comprehensive risk assessment process, as well as ensuring effective information technology general controls are critical to ensuring we can fully remediate the remaining material weaknesses.
We are further enhancing the execution of financial statement close controls as follows:
•Implementing standard templates and processes to ensure consistency across all legal entities; and
•Deploying a close management tool in fiscal year 2025 to ensure completeness and accuracy of all reconciliations and procedures.
With respect to segregation of duties controls, completeness and accuracy of information controls and management review controls, we are further enhancing the execution of these controls as follows:
•Designed, tested and currently implementing new user roles to mitigate systemic system issues; and
•Documenting completeness and accuracy of all inputs, and information produced by the entity.
With respect to revenue recognition controls, we are further enhancing revenue recognition controls as follows:
•Created cross functional working groups to help ensure all key contract terms are identified accurately input into our information systems; and
•Identifying and implementing systems for order-to-cash management and billing to eliminate reliance on manual processes and spreadsheets.
The Company is committed to remediating the material weaknesses and has made progress in that effort. The actions the Company has taken are subject to ongoing senior management review, as well as oversight from the Company’s Audit Committee. When fully implemented and operational, the Company believes the measures described above will remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses and strengthen the Company’s internal control over financial reporting. These remediation efforts are in process as of the fiscal quarter ended December 31, 2024. The Company will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The Company may also identify additional measures that may be required to remediate the material weaknesses in the Company’s internal control over financial reporting, necessitating further action.
Changes in Internal Control over Financial Reporting
The Company has implemented processes and procedures to remediate the material weaknesses noted above. Except as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A—“Risk Factors” in our 2024 Annual Report describes some of the risks and uncertainties associated with our business, which we strongly encourage you to review. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects. There have been no material changes in our risk factors from those disclosed in our 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2024, that were not previously disclosed in a Current Report on Form 8-K.
The following table is a summary of the Company’s purchases of its common stock during the quarter ended December 31, 2024:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs(1)	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1, 2024 — October 31, 2024	226,000	$8.83	226,000	$24,007,480
November 1, 2024 — November 30, 2024	137,378	$9.13	137,378	$22,752,694
December 1, 2024 — December 31, 2024	—	$—	—	$22,752,694
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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.

ITEM 5. OTHER INFORMATION
During the fiscal quarter ended December 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description	Incorporated by Reference from Document

3.1	Restated Certificate of Incorporation of Mitek Systems, Inc., as amended.	(1)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of Mitek Systems, Inc.	(2)

3.3	Third Amended and Restated Bylaws of Mitek Systems, Inc.	(3)

3.4	Certificate of Designation of Series B Junior Participating Preferred Stock.	(4)

10.1#	Executive Employment Agreement, dated October 1, 2024, by and between Mitek Systems, Inc. and Edward H. West.	(5)

10.2#	Inducement Performance Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(6)

10.3#	Inducement Performance Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(7)

10.4#	Inducement Restricted Stock Unit Award Agreement, dated as of October 1, 2024, by and between Edward H. West and Mitek Systems, Inc.	(8)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.	*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	Inline XBRL Instance Document. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	*

101.SCH	Inline XBRL Taxonomy Extension Schema Linkbase Document.	*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	*

*	Filed herewith.
**	Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the SEC.
#	Management contract, compensatory plan arrangement.
(1)	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014, filed with the SEC on December 5, 2014.
(2)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 8, 2022.
(3)	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2024.
(4)	Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 23, 2018.
(5)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.
(6)	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.
(7)	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.
(8)	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 1, 2024.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 10, 2025	MITEK SYSTEMS, INC.

	By:	/s/ Edward West
Edward West
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ David Lyle
David Lyle
Chief Financial Officer (Principal Financial and Accounting Officer)